Form 10-K
period 2015-12-31
Square, Inc.
filed 2016-03-10
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-37622

SQUARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0429876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1455 Market Street, Suite 600 San Francisco, CA 94103
(Address of principal executive offices, including zip code)
(415) 375-3176
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
Class A Common Stock, $0.0000001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on November 19, 2015 as reported by the New York Stock Exchange on such date was approximately $1,866 million. The registrant has elected to use November 19, 2015, which was the initial trading date on the New York Stock Exchange, as the calculation date because on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held company. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 7, 2016, the number of shares of the registrant’s Class A common stock outstanding was 31,717,133 and the number of shares of the registrant's Class B common stock outstanding was 303,544,942.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our plans for funding and expanding Square Capital, our expectations regarding litigation, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.
The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I
Item 1. BUSINESS

Our Business

We started Square in February 2009 to enable anyone with a mobile device to accept card payments, anywhere, anytime. While we found early success providing easy access to card payments, commerce extends beyond payments. In every transaction, we see opportunity for our sellers: to learn more about which products are selling best, to reinvest in their businesses, or to create and engage loyal buyers. Although we currently generate approximately 94% of our total net revenue from payment processing services, which include revenue generated from Starbucks Corporation (Starbucks), we have extended our product and service offerings to include additional point-of-sale (POS) services, financial services and marketing services, all to help sellers start, run, and grow their businesses.

We are driven by economic empowerment and work to democratize commerce—leveling the playing field for sellers of all sizes. Our focus on technology and design allows us to create products and services that are accessible, intuitive, and easy-to-use. We set attractive and transparent pricing that is easy for our sellers to understand. We provide a free software app with our affordable (often free) hardware to turn mobile devices into powerful POS solutions in minutes. Our insights into our sellers’ businesses have allowed us to develop services that are applicable to businesses of all types and sizes, from Square Analytics to digital receipts. We also continue to add advanced software features that tailor our POS solution to specific types of sellers, such as open tickets for bars and restaurants and inventory management for retailers.

Because of our approach, we have grown rapidly. Millions of sellers accept payments with Square. They span all types of businesses: from cabs to coffee shops, lawyers to landscapers, retail stores to restaurants. Although substantially all of our revenue is currently generated in the United States, we also serve sellers throughout Canada and Japan. As this international base of sellers grows, so too should our Gross Payment Volume (GPV) and revenue in these regions. We serve sellers of all sizes, ranging from a single vendor at a farmers’ market to multinational businesses. Our products and services are built to scale, so sellers can stay with us over the life of their businesses. In the year ended December 31, 2015, we processed $35.6 billion of GPV, which was generated by 712 million card payments from approximately 190 million payment cards. GPV measures the total dollar amount of card payment transactions we process for our sellers (net of refunds), excluding card payments processed for Starbucks and our Square Cash peer-to-peer service. Since we generate transaction revenue as a percentage of payment volume, we believe GPV is a key indicator of our ability to generate revenue.

For the years ended December 31, 2015 and 2014, our total net revenue grew to $1,267.1 million and $850.2 million, an increase of 49% and 54% from the prior years, respectively. For the years ended December 31, 2015 and 2014, our Adjusted Revenue grew to $452.2 million and $276.3 million, an increase of 64% and 73% from the prior years, respectively. Adjusted Revenue is a non-GAAP financial measure that we define as our total net revenue less transaction costs, adjusted to eliminate the effect of activity under our payment processing agreement with Starbucks. For more information on Adjusted Revenue, see the section titled “Key Operating Metrics and Non-GAAP Financial Measures.”

The size and strength of our payments and POS business have allowed us to develop a deep understanding of our sellers’ business performance and to build a cohesive commerce ecosystem. As such, we are well positioned to provide financial services and marketing services to sellers efficiently and intelligently. For example, one of our financial services, Square Capital, uses our deep understanding of our sellers’ businesses to proactively underwrite and extend cash advances to them. Although Square Capital is still in its early stages, we have already advanced over $400 million across over 70,000 advances in the year ended December 31, 2015. Square Capital demonstrates how our services can rapidly reach significant scale through a combination of strong demand and our direct, ongoing interactions with our sellers.

Our software and data product revenue, including revenue derived from Square Capital, has grown quickly, and we expect these products will contribute a larger portion of our total revenue over time. For the year ended December 31, 2015, our software and data product revenue accounted for 13% of Adjusted Revenue, up from 4% in the year ended December 31, 2014.

We intend to continue to make investments that will serve sellers and buyers over the long term even if a return on these investments is not realized in the short term. For the years ended December 31, 2015, 2014 and 2013, we generated a net loss of $179.8 million, $154.1 million and $104.5 million, respectively. For information regarding geographic areas, see Note 17 of the accompanying notes to our consolidated financial statements.

Payment Processing Overview

Processing payment card transactions requires close coordination among a number of industry participants that provide the services and infrastructure required to enable such transactions. These participants consist of payment service providers, acquiring processors, card networks, and issuing banks. Within this landscape, Square serves as a payment service provider, acting as the touch point for the seller to the rest of the payment chain. The definitions and graphic below outline this payment chain and the typical flow of a Square payment transaction, along with the types of fees typically paid and received at each stage.

Payment Service Provider (PSP): Provider of the payment services that holds the direct relationship with the seller and facilitates the rest of the payment transaction on behalf of the seller. A PSP is also the merchant of record for the transaction. The merchant of record is liable for the settlement of transactions processed.
Acquiring Processor: Provider of the back-end technology that facilitates the flow of payment information through the Card Networks to the Issuing Bank. Our agreements with acquiring processors typically have terms of two to four years.
Card Networks (e.g. Visa, MasterCard): Provider of the infrastructure for card payment information to flow from the Acquiring Bank to the Acquiring Processor.
Issuing Bank: The financial institution that issues the Buyer’s payment card.
Acquiring Bank: The financial institution associated with the Acquiring Processor.

1.	Once the Buyer is ready to make a purchase, the Seller inputs the transaction into the Square point-of-sale (POS) and presents the Buyer with the amount owed.

2.
The Buyer pays for the transaction by swiping or dipping their payment card, or by tapping their NFC-enabled mobile device on the Square Reader or Square Stand, which captures the Buyer’s account information.

3.	The Square POS sends the payment transaction information to Square, which acts as the Payment Service Provider (PSP).

4.	Square passes the payment transaction information to the Acquiring Processor via an internet connection. Square pays a small fixed fee per transaction to the Acquiring Processor.

5.
The Acquiring Processor routes the payment transaction to the appropriate Card Network affiliated with the Buyer’s card such as Visa, Mastercard, Discover, or American Express. Square pays a variety of fees to the Card Network, the most significant of which are assessment fees that are typically less than 0.15% of the transaction amount.

6.	The Acquiring Processor then routes the payment transaction through the Card Network to the Issuing Bank, which authorizes or declines the payment transaction for the Buyer’s payment card.

7.	Upon authorization, the Issuing Bank sends a notification back through the Card Network to the Square POS to inform the Seller that the transaction has been successfully authorized.

8.
The Square POS sends a digital receipt for the transaction to the Buyer, enabling a persistent communication channel between the Seller and the Buyer. For example, this is how the Buyer can send feedback to the Seller about the service provided.

9.
The Issuing Bank then triggers a disbursement of funds to the Acquiring Bank through the Card Network for the transaction amount. Square will ultimately pay the Issuing Bank an interchange fee as a percentage of the amount of the transaction plus a fixed fee per transaction, which together average between 1.5% to 2.0% of the transaction amount. However, this percentage can vary significantly based on the card type, transaction type, and transaction size.

10.
Square transfers the funds to the Seller’s bank account, net of the fee charged by Square (typically 2.75% of payment volume for card present transactions or 3.5% of payment volume plus $0.15 per transaction for card not present transactions). Square provides sellers with fast access to funds, typically settling with them by the next business day after the date of the transaction via Automated Clearing House (ACH) transfers, or the same day via its Instant Deposit service for an additional fee. Square pays a very small fee for each ACH transfer.

11.	The funds are settled from the Acquiring Bank to Square, typically in one to two business days after the date of the transaction.

12.
At the end of the month, the Issuing Bank sends a statement to the Buyer showing their monthly charges. The statement includes a reference to Square as the merchant of record on the billing statement as a prefix to the Seller name (denoted as SQ).

Our Products and Services

We offer products and services for our sellers to start, run, and grow their businesses. From our payments and POS services, we gather unique insights that enable us to extend into differentiated financial services and marketing services.

Payments and POS Services

Square Register, our free POS software application for iOS and Android, is available to sellers in most countries worldwide. It integrates seamlessly with our payment processing solutions, but can also be used on a standalone basis. Square Register enables sellers across a wide range of business types to itemize products or services for faster checkout. Items can be grouped, categorized, sorted, and linked to inventory management. Square Register supports a range of tender types including cash, checks, and gift cards, in addition to credit and debit card payments. When completing a purchase, a buyer can opt in to receive a digital receipt via email or text message. Because payments information recorded using Square Register is stored in the cloud, Square Analytics can be accessed anytime, anywhere. Analytics can surface key insights to a seller such as “Which items have been selling the best over the last month?” or “How many of my customers are new versus returning?” without requiring spreadsheets or other tools.

We currently offer our payment processing solutions in the United States, Canada, and Japan, with further international expansion planned. It is easy for sellers to get started, taking only a few minutes to sign up and requiring no credit checks to begin taking payments. We provide sellers with a range of options for easily and securely accepting payments in-person or online. Funds are typically deposited into a seller’s bank account the next business day or the same day with Instant Deposit for an additional 1% charge. Sellers can accept Visa, MasterCard, Discover, and American Express all at the same rate. We cover up to $250 in chargebacks per month for all of our sellers, and we offer custom rates for those who process a large volume of payments.

For in-person payments, we offer custom-designed hardware that is affordable and often free. Our free Square Reader for magnetic stripe cards plugs into the standard headset jack of a mobile device, enabling swiped transactions. Our newest Square Reader for EMV chip cards and NFC connects wirelessly to mobile devices. It accepts EMV chip cards and payments made via the tap of the buyer’s mobile device using NFC. This enables acceptance via Apple Pay, Android Pay, and other mobile wallets.1

Square Stand transforms an iPad into a full POS terminal. It features an integrated magnetic stripe reader, provides power to a connected iPad, and can connect to the Square Reader for EMV chip cards and NFC wirelessly or via a USB connection. It also connects to various peripheral devices that brick-and-mortar businesses need, such as barcode scanners and receipt printers.

Sellers can also accept payments with Square from buyers who are not in-person. For example, sellers can manually enter card information in Square Register when accepting payments over the phone. Alternatively, sellers can create custom digital invoices and collect payments securely with Square Invoices. Sellers can also create a simple online store with Square Online Store or build more advanced websites through integrations with companies such as Bigcommerce and Weebly.

Square Cash is a fast, easy way for anyone to send and receive money electronically. Individuals and businesses can sign up for a Square Cash account using just a debit card or credit card and an email address or a phone number. People can quickly pay businesses or send money using the Square Cash app to a recipient’s phone number, email address, to people nearby using Bluetooth LE, or to a $Cashtag. Square Cash is available for free to individuals sending peer-to-peer payments with a debit card, or for a per transaction fee for all businesses and individuals sending peer-to-peer payments with a credit card.

________________
1 Europay, MasterCard, and Visa (EMV) technology is a global payments standard that places microprocessor chips into credit and debit cards that store and protect cardholder data. Near Field Communication (NFC) is a technology that allows smartphones and other devices, such as payments readers, to communicate when they are close together, enabling transactions that require no physical contact between the payments device and the payments reader.

Financial Services

Square Capital

Square Capital provides merchant cash advances (MCAs) to pre-qualified sellers. Our sellers are attracted to the service because we reach out to them proactively with an offer of an advance based on their payment processing history. The terms are straightforward for our sellers, they get their funds quickly (often the next business day), and, in return, they agree to make payments to us equal to a percentage of the payment volume we process for them up to a fixed amount. We receive these payments seamlessly through each card transaction we process for them. A seller can quickly access the status of their Square Capital funds through their Square dashboard. We currently fund a majority of these advances from arrangements with third parties who commit to purchase the future receivables related to these MCAs. This funding significantly increases the speed with which we can scale Square Capital and allows us to mitigate our balance sheet risk.

Sellers receiving MCAs are contractually obligated to use Square as their only card payment processing service until we have received the agreed-upon fixed amounts of receivables. To the extent a seller breaches this obligation, the seller would be liable to us for the balance of the purchased receivables. Consistent with the general nature of MCAs, there is also no fixed period of time in which the seller must deliver the purchased future receivables to us, as delivery of the purchased future receivables is contingent on the generation of such receivables, and we do not otherwise have any economic recourse to the seller in the event that it does not process a sufficient volume of payments with us to pay the agreed-upon fixed amount of receivables. In addition to MCAs, we plan to expand Square Capital further to offer new product types, including merchant loans, in the near future.

Marketing Services

Square Customer Engagement

Square Customer Engagement helps sellers better analyze and understand their businesses, engage their buyers in ongoing conversations, and promote their offerings through email marketing to drive additional sales. Buyers that have opted in to receive a digital receipt via Square Register can contact the seller about their experience directly from the receipt. A seller can reply to a buyer and even offer a credit or refund directly. We automatically build customer lists for those who have opted in and organize them (loyal, casual, lapsed, etc.) to add context to an otherwise anonymous channel. Sellers can also upload their own buyer contact information. Sellers can create promotions, announcements, or event invitations to send to their buyers. Square Customer Engagement then closes the loop for sellers by enabling them to see precisely how marketing drives in-store sales, whether customers come back, and how much they spend when they do. Free customer engagement services are available to all of our sellers and we also offer a set of advanced services for a monthly fee.

Caviar

Caviar offers a food delivery service to help restaurants reach new customers and increase sales. By managing the logistics of delivery, Caviar makes it easy for restaurants to expand their reach and grow revenue without additional overhead. Caviar enables buyers to order delivery from their favorite local restaurants, including those that did not previously offer delivery. With Caviar’s purpose-built courier and order management apps, delivery is fast. Caviar FastBite, which offers curated meals, can provide delivery in as little as 15 minutes. Buyers can easily access Caviar through our iOS and Android mobile apps or through our website. Caviar is currently available in many U.S. markets, including New York, Los Angeles, San Francisco, and Philadelphia, with thousands of partner restaurants available in our marketplace. Caviar charges consumers a fixed fee per delivery plus a service fee. We also charge our partner restaurants a service fee as a percentage of total food order value.

Our Current Sellers

Our sellers represent businesses in a diverse set of industries, including retail, services, food, and leisure. We serve sellers of all sizes, ranging from a single vendor at a farmers’ market to multinational businesses. We believe the diversity of our sellers underscores the accessibility of our offerings. For the years ended December 31, 2015, 2014, and 2013, we had no customer other than Starbucks who accounted for greater than 10% of our total net revenue. The chart below shows the percentage mix of our GPV by seller size:

Product Development and Technology

We organize our product teams with a full-stack development model, integrating product management, development, and design. We focus on affordability, reliability, and cohesion when developing our hardware and software. Our products and services are mobile-first and platform agnostic. We frequently update our software products and have a regular software release schedule with improvements deployed twice a month, ensuring our sellers get immediate access to the latest features. Our services are built on a scalable technology platform, enabling us to assess risk and capture and analyze over a billion transactions a year.

While our software and hardware is developed in-house, we utilize contract manufacturers for the production of our hardware products.

Our product development expenses were $199.6 million, $144.6 million and $82.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Sales and Marketing

We have a strong brand and continue to raise brand awareness among sellers by enhancing our services and fostering rapid adoption through increased brand affinity, public relations, and strategic partnerships. We also leverage our direct sales and account management teams to facilitate the acquisition and support of larger sellers. Direct marketing, online and offline, has also been an effective customer acquisition channel. This includes display advertising, search engine marketing, social media, direct mail campaigns, trade shows and events, radio and television advertising, and print media. Our Square Readers for magnetic stripe cards are available for free directly via our website or mobile apps, and also at over 35,000 retail stores (including Apple, Best Buy, Staples, Target, Verizon, Walgreens, and Walmart). We plan to continue offering our Square Reader for magnetic stripe cards for free.

Our Competition

The markets in which we operate are competitive and evolving. Our competitors range from large, well-established vendors to smaller, earlier-stage companies, including third-party acquiring processors or payment processors, POS software and terminal providers, peer-to-peer payment providers, and business software providers such as those that provide ecommerce, inventory management, analytics, and appointment solutions.

We seek to differentiate ourselves from competitors primarily on the basis of our cohesive commerce ecosystem and focus on accessibility, speed, transparency, and trust. For payments and POS services, we compete primarily with traditional acquiring processors and payment processors who sell more expensive POS systems, often bundled with long-term contracts, through direct sales and Independent Sales Organization (ISO) channels. Our ability to innovate quickly to accept new payment technologies such as NFC through Apple Pay, Android Pay, and other new currencies further differentiates our payments platform from our competition. Many competitors offer payments and POS services that have features tailored to particular business types or seller needs, and many competitors, especially larger ones, have more comprehensive offerings with specific features and integrations that are attractive to larger sellers and sellers in particular industries.

With respect to our financial services, we compete against established and new alternative lenders as well as other more traditional financial service providers. With respect to our marketing services, we compete with other customer engagement software providers and traditional advertising solutions, as well as with delivery service providers.

We expect the markets for payments and POS services, financial services, and marketing services to evolve and overlap, which we expect will increase competition in our industry. For additional information, see the section titled “Risk Factors-Substantial and increasingly intense competition in our industry may harm our business.”

Intellectual Property

We seek to protect our intellectual property rights by relying on a combination of federal, state, and common law rights in the United States and other countries, as well as on contractual measures. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees and contractors, and into confidentiality and non-disclosure agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual measures, we also rely on a combination of trademarks, trade dress, copyrights, registered domain names, trade secrets, and patent rights to help protect our brand and our other intellectual property.

We have developed a patent program and strategy to identify, apply for, and secure patents for innovative aspects of our products, services, and technologies where appropriate. As of December 31, 2015, we had 133 issued patents and 493 filed patent applications in the United States and in foreign jurisdictions relating to a variety of aspects of our technology. Our issued patents will expire between 2022 and 2034 (with the exception of a single patent obtained through an acquisition, which will expire in 2016). We intend to file additional patent applications as we continue to innovate through our research and development efforts, and to pursue additional patent protection to the extent we deem it beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. We are the registered holder of a variety of U.S. and international domain names that include the term “Square” and variations thereof.

From time to time, we also incorporate certain intellectual property licensed from third parties, including under certain open source licenses. Even if any such third-party technology did not continue to be available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed in every case.
For additional information about our intellectual property and associated risks, see the section titled “Risk Factors-Risks Related to Our Business and Our Industry.”

Government Regulation

Foreign and domestic laws and regulations apply to many key aspects of our business. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate.

Payments Regulation

Various laws and regulations govern the payments industry in the United States and globally. For example, certain jurisdictions in the United States require a license to offer money transmission services, such as our peer-to-peer payments product, Square Cash, and we maintain a license in each of those jurisdictions. We are also registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network. These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies.

Outside the United States, we provide localized versions of some of our services to customers through various foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by regulatory authorities in the jurisdictions in which they operate. In Canada, Square Register is the sole payments service we offer, and we are not required to hold a license to offer it. We remain in close contact with Finance Canada, which has regulatory authority over payments issues, among other areas. Square Register is the sole payments service we offer in Japan and we are not required to hold a license to offer it. We remain in close contact with Japan’s Ministry of Economy, Trade, and Industry, which has regulatory authority over payments issues, among other areas.

Our payments services may be or become subject to regulation by other authorities, and the laws and regulations applicable to the payments industry in any given jurisdiction are always subject to interpretation and change.

Consumer Financial Protection

The Consumer Financial Protection Bureau and other federal, local, state, and foreign regulatory agencies regulate financial products, including credit, deposit, and payments services, and other similar services. These agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce rules and regulations that affect our business.

Anti-Money Laundering

We are subject to anti-money laundering (AML) laws and regulations in the United States and other jurisdictions. We have implemented an AML program designed to prevent our payments network from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our network from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.

Protection and Use of Information

We collect and use a wide variety of information to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, and protection of the information we acquire from our own services as well as from third-party sources, is subject to laws and regulations in the United States and elsewhere. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. As our business continues to expand in the United States and worldwide, and as laws and regulations continue to be passed and their interpretations continue to evolve, additional laws and regulations may become relevant to us.

Communications Regulation

We send texts, emails, and other communications in a variety of contexts, such as when providing digital receipts. Communications laws, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.

Additional Developments

Various regulatory agencies in the United States and elsewhere continue to examine a wide variety of issues that could impact our business, including products liability, import and export compliance, accessibility for the disabled, insurance, marketing, privacy, and labor and employment matters. As our business continues to develop and expand, additional rules and regulations may become relevant. For example, as our Square Capital service shifts from offering merchant cash advances to merchant loans, state and federal rules concerning lending could become applicable. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply.

For additional information, see the section titled “Risk Factors-Risk Related to Our Business and Our Industry.”

Our Employees

As of December 31, 2015, we had 1,449 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information

Square was incorporated in Delaware in June 2009. Our headquarters are located at 1455 Market Street, Suite 600, San Francisco, California 94103. Our telephone number is (415) 375-3176. Our website is located at www.squareup.com, and our investor relations website is located at www.squareup.com/about/investors. The information contained in, or accessible through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

We use various trademarks and trade names in our business, including “Square” and Square®, which we have registered in the United States and in various other countries. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Annual Report on Form 10-K.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (SEC). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the Twitter account @Square as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee charters, code of business conduct and ethics and corporate governance guidelines, is also available on our investor relations website under the heading “Governance Documents.”

The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making any investment decision with respect to our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Our Industry
Our business depends on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand would hurt our business.
We have developed a strong and trusted brand that has contributed significantly to the success of our business. Our brand is predicated on the idea that sellers and buyers will trust us and find value in building and growing their businesses with our products and services. Maintaining, protecting, and enhancing our brand is critical to expanding our base of sellers, buyers, and other third-party partners, as well as increasing engagement with our products and services. This will depend largely on our ability to maintain trust, be a technology leader, and continue to provide high-quality and secure products and services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve seller and buyer complaints, our privacy and security practices, litigation, regulatory activity, and the experience of sellers and buyers with our products or services, could adversely affect our reputation and the confidence in and use of our products and services. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers, or other counterparties. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.
Our growth may not be sustainable and depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers.
Our total net revenue grew from $552.4 million in 2013 to $850.2 million in 2014 and to $1,267.1 million in 2015. We expect our rate of revenue growth will decline, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Starbucks has announced that it will transition to another payment processor and will cease using our payment processing services altogether prior to the scheduled expiration of our payment processing agreement with them in the third quarter of 2016. As a result, our total net revenue may decrease meaningfully going forward. Our sellers and other users of our services have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested in new products and services, including Square Cash and Caviar, and will continue to invest in new products and services, but if those products and services fail to be successful, our growth may slow or decline.
Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.
We generated net losses of $179.8 million, $154.1 million, and $104.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, we had an accumulated deficit of $607.6 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.
We frequently make decisions that may reduce our short-term operating results if we believe those decisions will improve the experiences of our sellers, their customers, and other users of our products and services, which we believe will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.
We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.
We, our sellers, and our partners, including third-party data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions. This is also true of other users of our services, such as Square Cash and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers, payment card numbers and expiration dates, bank account information, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information regarding our sellers’ customers, including their contact information, payment card numbers and expiration dates, and purchase histories. We have administrative, technical, and physical security measures in place, and have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. However, if our security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including personally identifiable information, on our systems or our partners’ systems, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties, including costs associated with remediating the breach. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for their cost of issuing new cards and other related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platform. Any perceived or actual breach of security could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers, prevent us from obtaining new sellers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability. Any security breach at a company providing services to us, our sellers, or other users of our services could have similar effects.
Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.
We offer payments services and other products and services to a large number of customers, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. In configuring our payments services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. For example, in the year ended December 31, 2015, we recorded a loss of approximately $4.4 million related to fraud by a single seller using our payments services. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.
We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the amounts paid to the cardholder. Since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. This has shifted an increased amount of the risk for certain fraudulent transactions from the issuing banks to these sellers, which has resulted in our having to seek an increased level of reimbursement for chargebacks from our sellers that do not deploy EMV-compliant card readers. Our financial results would be adversely affected to the extent these sellers do not fully reimburse us for the related chargebacks. We do not collect and maintain reserves from our sellers to cover these potential losses, and for customer relations purposes we sometimes decline to seek reimbursement for certain chargebacks. The risk of chargebacks is typically greater with those of our sellers that promise future delivery of goods and services, which we allow on our service. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction fees, or terminate our ability to process payment cards. Any increase in our transaction fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected.
We derive substantially all of our revenue from payments services. Our efforts to expand our product portfolio and market reach may not succeed and may reduce our revenue growth.
We derive substantially all of our revenue from transaction fees we collect in connection with payments services. While we intend to continue to broaden the scope of products and services we offer, we may not be successful in deriving any significant revenue from these products and services. Failure to broaden the scope of products and services that are attractive may inhibit the growth of repeat business and harm our business, as well as increase the vulnerability of our core payments business to competitors offering a full suite of products and services. Furthermore, we may have limited or no experience in our newer markets. For example, we cannot assure you that any financial services and marketing services will be widely used. These offerings may present new and difficult technological, operational, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our newer activities may not recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.
Our success depends on our ability to develop products and services to address the rapidly evolving market for payments and POS, financial, and marketing services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.
We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and evolve. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in ecommerce, mobile commerce, and proximity payment devices (including contactless payments via NFC technology). Other potential changes are on the horizon as well, such as developments in crypto-currencies and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep the data safe in the event that it ends up in the wrong hands. Similarly, there is rapid innovation in the provision of other products and services to businesses, including in financial services and marketing services.
These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our sellers will achieve significant commercial acceptance. For example, in 2011, we introduced Square Wallet, a mobile payment app, and discontinued it in May 2014. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, laws and regulations, resistance to change from buyers or sellers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.
The success of enhancements, new features, and products and services depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements or new features or services. We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies. For example, we have recently introduced a chip and contactless reader combining EMV and NFC technologies, but we do not yet know whether this reader will be supported by other important industry participants or gain wide market acceptance. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.
In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in mobile, software, communication, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our sellers or their customers, and materially and adversely affect our business.
Substantial and increasingly intense competition in our industry may harm our business.
We compete in markets characterized by vigorous competition, changing technology, changing seller and buyer needs, evolving industry standards, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. We compete against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. We also expect new entrants to offer competitive products and services. Certain sellers have longstanding exclusive, or nearly exclusive, relationships with our competitors to accept payment cards and other services that we offer. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them. Competing services tied to established brands may engender greater confidence in the safety and efficacy of their services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected.
We may also face pricing pressures from competitors. Some potential competitors are able to offer lower prices to sellers for similar services by cross-subsidizing their payments services through other services they offer. Such competition may result in the need for us to alter the pricing we offer to our sellers and could reduce our gross profit. In addition, as we grow, sellers may demand more customized and favorable pricing from us, and competitive pressures may require us to agree to such pricing, further reducing our gross profit. We currently negotiate pricing discounts and other incentive arrangements with certain large sellers to increase acceptance and usage of our products and services. If we continue this practice and if an increasing proportion of our sellers are large sellers, we may have to increase the discounts or incentives we provide, which could also reduce our gross profit.
We are dependent on payment card networks and acquiring processors, and any changes to their rules or practices could harm our business.
Our business depends on our ability to accept credit and debit cards, which ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. Other than American Express, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to four years. Our three largest such agreements expire between the first quarter of 2017 and the first quarter of 2018, and two of these agreements provide for automatic renewal. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renew these agreements on commercially reasonable terms. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.
The payment card networks and our acquiring processors require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” providing payment processing services to merchants. The payment card networks set these network rules and have discretion to interpret them and change them. Any changes to or interpretations of the network rules that are inconsistent with the way we or our acquiring processors currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us or prohibit us from processing payment cards. In addition, violations of the network rules or any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. If we were unable to accept payment cards or were limited in our ability to do so, our business would be materially and adversely affected.
We are required to pay interchange fees and assessments to the payment card networks, as well as fees to our acquiring processors, to process transactions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In addition, our acquiring processors may refuse to renew our agreements with them on commercially reasonable terms. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a flat rate for our payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our acquiring processors could make our pricing look less competitive, lead us to change our pricing model, or adversely affect our margins.
We could be, and in the past have been, subject to penalties from payment card networks if we fail to detect that sellers are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered “high risk.” We must either prevent high-risk sellers from using our products and services or register such sellers with the payment card networks and conduct additional monitoring with respect to such sellers. Although the amount of these penalties has not been material to date, any additional penalties in the future could become material and could result in termination of our ability to accept payment cards or could require changes in our process for registering new sellers. This could materially and adversely affect our business.
Our quarterly results of operations and operating metrics fluctuate significantly and are unpredictable and subject to seasonality, which could result in the trading price of our Class A common stock being unpredictable or declining.
Our quarterly results of operations may vary significantly and are not necessarily an indication of future performance. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Our limited operating history combined with the rapidly evolving markets in which we operate also contributes to these fluctuations. Fluctuations in quarterly results may materially and adversely affect the predictability of our business and the price of our Class A common stock.
Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions; general retail buying patterns; and the other risks described in this Annual Report on Form 10-K.
We depend on key management, as well as our experienced and capable employees, and any failure to attract, motivate, and retain our employees could harm our ability to maintain and grow our business.
Our future success is significantly dependent upon the continued service of our executives and other key employees. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth. Jack Dorsey, our co-founder, President, and Chief Executive Officer, also serves as Chief Executive Officer of Twitter, Inc. This may at times adversely affect his ability to devote time, attention, and effort to Square.
To maintain and grow our business, we will need to identify, hire, develop, motivate, and retain highly skilled employees. Identifying, recruiting, training, integrating, and retaining qualified individuals requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.
In addition, a number of employees, including many members of management, may be able to receive significant proceeds from sales of our equity in the public markets. As a result, it may be difficult for us to continue to retain and motivate these employees, and, if we are unable to do so, our business may be materially and adversely affected.
If we fail to manage growth effectively, our business could be harmed.
In order to manage our growth effectively, we must continue to strengthen our existing infrastructure, develop and improve our internal controls, create and improve our reporting systems, and timely address issues as they arise. These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations. Furthermore, we encourage employees to be bold and to quickly develop and launch new features for our products and services. As we grow, we may not be able to execute as quickly as a smaller, more efficient organization. If we do not successfully manage our growth, our business will suffer.
A deterioration of general macroeconomic conditions could materially and adversely affect our business.
Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. If spending by their customers declines, these businesses would experience reduced sales and process fewer payments with us or, if they cease to operate, stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if businesses processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for Square Capital may slow or the receivables related to the Square Capital merchant cash advances (MCAs) or merchant loans may be paid more slowly, or not at all. Thus, if general macroeconomic conditions deteriorate, our business could be materially and adversely affected.
If we are unable to maintain, promote, and grow our brand through effective marketing and communications strategies, our brand and business may be harmed.
We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and to expanding our base of customers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, and innovative products and services, which we may not do successfully. We may introduce, or make changes to, features, products, services, or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected.
The introduction and promotion of new services, as well as the promotion of existing services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Twitter, or Facebook. Changes in the way these platforms operate or changes in their advertising prices or other terms could make the maintenance and promotion of our products and services and our brand more expensive or more difficult. If we are unable to market and promote our brand on third-party platforms effectively, our ability to acquire new sellers would be materially harmed.
We have received a significant amount of media coverage since our formation. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company, our business, and our products and services that could damage our brand and materially deter people from adopting our services. Negative publicity about our company or our management, including about our product quality and reliability, changes to our products and services, privacy and security practices, litigation, regulatory enforcement, and other actions, as well as the actions of our customers and other users of our services, even if inaccurate, could cause a loss of confidence in us. Our ability to respond to negative statements about us may be limited by legal prohibitions on permissible public communications by us during future periods.
We face challenges in expanding into new geographic regions.
We plan to continue expanding into new geographic regions, and we currently face and will continue to face risks entering markets in which we have limited or no experience and in which we may not be well known. Offering our services in new geographic regions often requires substantial expenditures and takes considerable time, and we may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. We may be unable to attract a sufficient number of sellers, fail to anticipate competitive conditions, or face difficulties in operating effectively in these new markets.
The expansion of our products and services globally exposes us to risks relating to staffing and managing cross-border operations; increased costs and difficulty protecting intellectual property and sensitive data; tariffs and other trade barriers; differing and potentially adverse tax consequences; increased and conflicting regulatory compliance requirements, including with respect to data privacy and security; lack of acceptance of our products and services; challenges caused by distance, language, and cultural differences; exchange rate risk; and political instability. Accordingly, our efforts to expand our global operations may not be successful, which could limit our ability to grow our business.
We rely on third parties and their systems for a variety of services, including to process transaction data and settle funds to us and our sellers, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.
To provide our payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring processors, the payment card issuers, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including to transmit transaction data, process chargebacks and refunds, settle funds to our sellers, and to provide information and other elements of our services. For example, we currently rely on three acquiring processors in the United States and two for each of Canada and Japan. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.
Our services must integrate with a variety of operating systems, and the hardware that enables merchants to accept payment cards must interoperate with third-party mobile devices utilizing those operating systems. If we are unable to ensure that our services or hardware interoperate with such operating systems and devices, our business may be materially and adversely affected.
We are dependent on the ability of our products and services to integrate with a variety of operating systems, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile app. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our sellers to access and use our products and services, our business may be materially and adversely affected.

In addition, our hardware interoperates with mobile devices developed by third parties. For example, the current version of Square Reader plugs into the audio jack of most smartphones and tablets. Changes in the design of these mobile devices may limit the interoperability of our hardware with such devices and require modifications to our hardware. If we are unable to ensure that our hardware continues to interoperate effectively with such devices, or if doing so is costly, our business may be materially and adversely affected.
Many of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.
Many of the key components used to manufacture our products, such as the custom parts of Square Reader for magnetic stripe cards, including its magnetic stripe-reading element, its plastic cover, and its application-specific integrated circuits, come from limited or single sources of supply, as do the plastic cover, connector, and security cage of Square Reader for EMV chip cards and NFC. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles Square Reader for magnetic stripe cards and Square Reader for EMV chip cards and NFC, as well as manufactures those products’ plastic parts with custom tools that we own but that they maintain on their premises. The term of the agreement with that manufacturer initially expired on June 26, 2014, but automatically renewed (and will continue to renew) for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement will continue until September 30, 2016, at which point it will automatically renew for successive two-year terms unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider will continue until March 24, 2016, and will automatically renew for consecutive one-year periods unless either party provides notice of non-renewal. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for most of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them or that the components may cease to be available on commercially reasonable terms. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, could limit the supply of our products. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.
Our business could be harmed if we are unable to accurately forecast demand for our products and to adequately manage our product inventory.
We invest broadly in our business, and such investments are driven by our expectations of the future success of a product. Our products, such as Square Reader, often require investments with long lead times. An inability to correctly forecast the success of a particular product could harm our business. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for our competitors’ products, unanticipated changes in general market conditions, and the change in economic conditions.
If we underestimate demand for a particular product, our contract manufacturers and suppliers may not be able to deliver sufficient quantities of that product to meet our requirements, and we may experience a shortage of that product available for sale or distribution. The shortage of a popular product could materially and adversely affect our brand, our seller relationships, and the acquisition of additional sellers. If we overestimate demand for a particular product, we may experience excess inventory levels for that product and the excess inventory may become obsolete or out-of-date. Inventory levels in excess of demand may result in inventory write-downs or write-offs and the sale of excess inventory at further discounted prices, which could negatively impact our gross profit and our business.
Our products and services may not function as intended due to errors in our software, hardware, and systems, or due to security breaches or human error in administering these systems, which could materially and adversely affect our business.
Our software, hardware, and systems may contain undetected errors that could have a material adverse effect on our business, particularly to the extent such errors are not detected and remedied quickly. We have from time to time found defects in our customer-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors may be introduced in the future. In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increases the possibility of errors. The electronic payments products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Since customers use our services for important aspects of their businesses, any errors, defects, disruptions in services, or other performance problems with our services could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction fees, all of which have occurred in the past. Similarly, security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.
Systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services could harm our business and our brand, and subject us to substantial liability.
Our systems and those of our third-party data center facilities may experience service interruptions, denial-of-service and other cyber-attacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, or other events. Our systems are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.
We have experienced and will likely continue to experience denial-of-service attacks, system failures, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause sellers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or their businesses, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.
A significant natural disaster could have a material and adverse impact on our business. Our headquarters and certain of our data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our headquarters or data centers could result in lengthy interruptions in our services or could result in related liabilities. We have implemented a disaster recovery program, which enables us to move production to a back-up data center in the event of a catastrophe.
Although this program is functional, it may prove to be inadequate, increasing the risk of interruptions in our services, which could have a material and adverse impact on our business. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services.

Our Square Capital service is subject to additional risks relating to the availability of capital, seller receivables, and general macroeconomic conditions.
Our Square Capital service is subject to risks in addition to those described elsewhere in this Annual Report on Form 10-K. Maintaining and growing our Square Capital service is dependent on third parties to purchase the future receivables and merchant loans. If third parties fail to continue to purchase such receivables or loans or reduce the amount of future receivables or loans they purchase, then we would have to fund future advances and merchant loans to merchants from our own resources and might have to reduce the scale of our Square Capital service. If third parties reduce the price they are willing to pay for these receivables or loans or reduce the servicing fees they pay us in exchange for servicing the receivables or loans on their behalf, then the financial performance of Square Capital would be harmed.
Adverse changes in macroeconomic conditions could cause some Square Capital sellers to cease operating or to experience a decline in their payment processing volume, rendering us unable to obtain the receivables or repayment of loans or extending the period of time required for us to obtain such receivables or repayment of loans. Sellers receiving MCAs are contractually obligated to use Square as their only card payment processing service until we have received the agreed-upon fixed amount of receivables or repayment of loans. To the extent a seller breaches this obligation, the seller would be liable to us for the balance of the receivables in respect of an MCA or an accelerated loan repayment. In the case of MCAs and consistent with their nature, we do not otherwise have any economic recourse to the seller in the event that it does not process a sufficient volume of payments with us to pay the agreed-upon fixed amount of receivables.
In addition, adverse changes in macroeconomic conditions could also lead to a decrease in the number of sellers suitable for Square Capital MCAs and merchant loans and strain our ability to correctly identify such sellers or manage risk of non-payment or fraud. Similarly, if we fail to correctly predict or price the availability of receivables of sellers utilizing our Square Capital service, our business may be materially and adversely affected.
We have partnered with a partner bank on merchant loans. If the partner bank ceases to partner with us and we are not able to find suitable alternatives and/or obtain licenses to make merchant loans ourselves, our Square Capital service may be materially and adversely affected.
We intend to continue to explore other models and structures for our Square Capital service, including other forms of credit. Some of those models or structures would require, or be deemed to require, additional procedures, partnerships, licenses, or capabilities that we have not yet obtained or developed. Should we fail to expand and evolve our Square Capital service in this manner, or should these new models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of the Square Capital service may be materially and adversely affected.
Our business is subject to extensive regulation and oversight in a variety of areas, all of which are subject to change and uncertain interpretation.
We are subject to a wide variety of local, state, federal, and international laws and regulations in the United States and in other countries in which we operate. These laws and regulations govern numerous areas that are important to our business, including consumer protection, privacy, labor and employment, immigration, import and export practices, product labeling, competition, and marketing and communications practices, to name a few. Such laws and regulations are subject to evolving interpretations and application, and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Any perceived or actual breach of laws and regulations could negatively impact our business. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services; that could cause us to be subject to audits, inquiries, or investigations; that could result in fines, injunctive relief, or other penalties; or that could require costly, time-consuming, or otherwise burdensome compliance measures from us.
In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of sellers and buyers and facilitate their transactions and interactions with one another, we will increasingly be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our employees and sellers and their customers. As with the other laws and regulations noted above, these laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. Any failure, real or perceived, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other local, state, federal, or international privacy or consumer protection-related laws and regulations could cause sellers or their customers to reduce their use of our products and services and could materially and adversely affect our business.
Our business is subject to complex and evolving regulations and oversight related to our provision of payments services and other financial services.
The laws, rules, and regulations that govern our business include or may in the future include those relating to banking, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), consumer financial protection, anti-money laundering, escheatment, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, and regulations are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan and those enforced by the Financial Transactions and Reports Analysis Centre in Canada, and as we expand into new jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. In addition, as our business continues to develop and expand, we may become subject to additional rules and regulations. For example, as our Square Capital service shifts from offering MCAs to offering merchant loans, state and federal rules concerning lending may become applicable. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply.
Although we have a compliance program focused on applicable laws, rules, and regulations and are continually investing more in this program, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.
We have obtained licenses to operate as a money transmitter (or its equivalent) in the United States and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been required to pay fines to Florida regulatory authorities and once received a Cease and Desist Order from Illinois regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. In the future, as a result of the regulations applicable to our business, we could be subject to additional liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.
We are subject to risks related to litigation, including intellectual property claims and regulatory disputes.
We may be, and in some instances have been, subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving intellectual property, consumer protection, privacy, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, and other matters. For example, we have been served with a putative class action complaint filed on behalf of couriers for our Caviar subsidiary alleging that the couriers have been improperly denied reimbursement for business expenses due to their classification as independent contractors.

We are currently in litigation with Robert E. Morley and a related entity regarding the inventorship of certain patents related to our intellectual property (Morley Litigation). If one or more claims in the Morley Litigation were determined adversely to us, or if the Morley Litigation were settled on unfavorable terms, this could affect our ability to use certain intellectual property and could also result in substantial monetary liabilities. In addition, Mr. Morley filed a subsequent lawsuit containing allegations that the formation of Square and the development of our card reader and decoding technologies constituted, among other things, breach of an alleged joint venture, fraud, negligent misrepresentation, civil conspiracy, unjust enrichment, and misappropriation of trade secrets, as well as other related claims. Mr. Morley contends that he was an equal partner with Jack Dorsey and Jim McKelvey in the business enterprise that ultimately evolved into Square, and that Mr. Dorsey and Mr. McKelvey breached their alleged joint venture agreement with Mr. Morley by excluding him from ownership in Square. Mr. Morley is seeking a judgment and order that Square, Mr. Dorsey, and Mr. McKelvey hold ownership of Square in constructive trust for Mr. Morley, as well as a variety of damages, injunctive relief, royalties, and correction of inventorship of certain of our patents.
The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity.
Becoming a public company has raised our public profile, which could result in increased litigation. In addition, some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. In the future, we may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights.
Regardless of the outcome, legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or pay substantial amounts to the other party and could materially and adversely affect our business.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.
Our trade secrets, trademarks, copyrights, patents, and other intellectual property rights are critical to our success. We rely on, and expect to continue to rely on, a combination of confidentiality, invention assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret, and patent rights, to protect our brand and other intellectual property rights. However, various events outside of our control may pose a threat to our intellectual property rights, as well as to our products and services. Effective protection of trademarks, copyrights, domain names, patent rights, and other intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Our intellectual property rights may be infringed, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Similarly, our reliance on unpatented proprietary information and technology, such as trade secrets and confidential information, depends in part on agreements we have in place with employees and third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be insufficient or may be breached, or we may not enter into sufficient agreements with such individuals in the first instance, in either case potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. For example, we are currently in litigation with Robert E. Morley and a related entity regarding the inventorship of certain patents and patent applications related to our intellectual property. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and that compete with our business.

As of December 31, 2015, we had 133 patents issued in the United States and abroad and 493 patent applications on file in the United States and abroad, though there can be no assurance that any or all of these applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.
Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.
We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.
We have funded our operations since inception primarily through equity financings, bank credit facilities, and capital lease arrangements. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to respond to business opportunities, refinancing needs, challenges, acquisitions, or unforeseen circumstances and may decide to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to secure any such additional debt or equity financing or refinancing on favorable terms, in a timely manner, or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our credit facility contains operating covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our credit facility and any future financing agreements that we may enter into to become immediately due and payable.
If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Acquisitions, strategic investments, entries into new businesses, and divestitures could disrupt our business, divert our management’s attention, result in additional dilution to our stockholders, and harm our business.
We have acquired and may continue to seek to acquire or invest in businesses, apps, or technologies that we believe could complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. The identification, evaluation, and negotiation of potential acquisitions or potential divestitures may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired businesses due to a number of factors, including difficulties resulting from the integration of technologies, IT systems, accounting systems, culture or personnel; diversion of management’s attention; litigation; use of resources; or other disruption of our operations. Regulatory constraints, particularly competition regulations, may also affect the extent to which we can maximize the value of our acquisitions or investments. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt. In addition, we may spend time and money on acquisitions or investments that do not increase our revenue. If an acquired business fails to meet our expectations, our business may be materially and adversely affected.

Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC), and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change.
We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.
We are subject to income taxes and non-income taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In addition, our future tax liability could be adversely affected by changes in tax laws, rates, and regulations. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
Risks Related to Ownership of Our Common Stock
The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 99.0% of the voting power of our outstanding capital stock as of December 31, 2015. Our executive officers and directors and their affiliates held approximately 58.2% of the voting power of our outstanding capital stock as of December 31, 2015. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.
Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers to entities, including certain charities and foundations, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock. Such conversions of Class B common stock to Class A common stock upon transfer will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our stockholders who held our stock prior to our initial public offering retain a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, continue to control a majority of the combined voting power of our outstanding capital stock.
We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.
As a public company, we incur significant legal, financial, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the New York Stock Exchange, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We expect that complying with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public technology companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be materially and adversely affected.
We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls, and documenting the results of our evaluation, testing, and remediation. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. If we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, or if we are otherwise unable to maintain effective internal controls over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. We have identified significant deficiencies in our internal control over financial reporting in the past and have taken steps to remediate such deficiencies. However, our efforts to remediate them may not be effective or prevent any future deficiency in our internal control over financial reporting. We will be required to disclose material changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the year following our first annual report required to be filed with the SEC.

The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	changes in operating performance and stock market valuations of other companies generally or of those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•
failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	the financial or other projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations;

•	changes in the regulatory environment;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
A substantial number of the shares of our capital stock outstanding are restricted from immediate resale but may be sold in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors, and the holders of substantially all of our capital stock, options, and warrants prior to our initial public offering have entered into market standoff agreements with us or lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any shares of our capital stock prior to May 17, 2016 at the earliest (some holders may not sell prior to August 15, 2016). As a result of these agreements and the provisions of our investors’ rights agreement, all shares of our capital stock will be available for sale in the public market beginning on August 15, 2016, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, as well as our insider trading policy.
Following the expiration of the lock-up agreements referred to above, stockholders owning an aggregate of up to 253,396,602 shares of our capital stock (including shares issuable pursuant to the exercise of warrants to purchase shares of our capital stock that were outstanding as of December 31, 2015) can require us to register shares of our capital stock owned by them for public sale in the United States. Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions. In addition, we filed a registration statement to register 246,062,502 shares of our capital stock reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, and applicable volume restrictions and other restrictions that apply to affiliates, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class A common stock will be available for immediate resale in the United States in the open market.
Future sales of our common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our common stock to decline and make it more difficult for you to sell shares of our Class A common stock.

Anti-takeover provisions contained in our amended and restated certificate of incorporation, our amended and restated bylaws, and provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law contain provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock.
Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions (i) creating a classified board of directors whose members serve staggered three-year terms; (ii) authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock; (iii) limiting the ability of our stockholders to call special meetings; (iv) eliminating the ability of our stockholders to act by written consent without a meeting or to remove directors without cause; and (v) requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without the approval of our board of directors or the holders of at least two-thirds of our outstanding capital stock not held by such stockholder.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law; or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market, or our competitors, or if they adversely change their recommendations regarding our Class A common stock, the market price of our Class A common stock and trading volume could decline.
The market for our Class A common stock is influenced by the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our Class A common stock, or provide more favorable recommendations regarding our competitors, the market price of our common stock may decline. If any of the analysts who cover us were to cease coverage of our company or fail to regularly publish reports on us, we may lose visibility in the financial markets, which in turn could cause the market price of our Class A common stock and trading volume to decline.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our common stock.
Additional stock issuances could result in significant dilution to our stockholders.
We may issue additional equity securities to raise capital, make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options, or other equity incentive awards to new and existing service providers. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

Our corporate headquarters, which include product development, sales, marketing, and business operations, are located in San Francisco, California. It consists of 334,284 square feet of space under a lease that expires in 2023. We also lease 43,689 square feet in New York, New York for a product development, sales, and business operations office under a lease that expires in 2025. We have offices in several other locations and believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. Notably, we are currently involved in ongoing legal proceedings with Robert E. Morley and REM Holdings 3, LLC (REM). In two related proceedings, we are litigating disputes over certain patents and over Mr. Morley’s early involvement in the business enterprise that became Square.

On December 1, 2010, we, along with our co-founder Jim McKelvey, filed a complaint (2010 Complaint) in the United States District Court for the Eastern District of Missouri (District Court), which, as amended, concerns the inventorship, ownership, implied license, non-infringement, invalidity, and unenforceability of three patents: U.S. Patent Nos. 7,918,394 (‘394 Patent), 7,810,729 (‘729 Patent), and 7,896,248 (‘248 Patent). All three patents are in a single patent family directed to card reader technology. The patents, which the U.S. Patent and Trademark Office (PTO) granted in 2010 and 2011, name Mr. Morley as the sole inventor and REM as their assignee of rights. The 2010 Complaint sought to add Mr. McKelvey as a named inventor of those patents given his significant contributions to the claimed inventions. REM counterclaimed, alleging infringement by Square of the three patents, and we subsequently requested that the PTO reexamine those patents.

On January 17, 2012, the PTO issued a reexamination certificate invalidating the entirety of the ‘394 Patent. With the ‘394 Patent invalidated, two patents remained for consideration by the PTO: the ‘729 Patent and the ‘248 Patent. In April 2012, the PTO reexamination examiner closed prosecution on those two patents, rejecting all of the claims of the ‘729 Patent and 13 of the 20 claims of the ‘248 Patent as invalid in view of prior art. REM appealed the reexamination examiner’s rejections on these two remaining patents to the Patent Office Trial and Appeals Board (PTAB), and we appealed to have the PTAB reject the remaining seven claims of the ‘248 Patent and to recognize additional grounds for rejection of the previously rejected ‘248 Patent and ‘729 Patent claims. In March 2014, the PTAB issued a decision in our favor, affirming the rejection of all claims of the ‘729 Patent, affirming the rejection of the 13 claims of the ‘248 Patent, and ruling that the reexamination examiner should also reject the remaining seven claims of the ‘248 Patent (having so ruled, the PTAB did not need to consider additional grounds for rejecting the ‘248 and ‘729 Patent claims). Following the PTAB’s ruling, REM filed a response on the ‘248 Patent, substantially amending (i.e., adding new limitations to) five of the seven claims the PTAB had found to be unpatentable. On June 5, 2015, the PTO reexamination examiner, having considered the newly amended claims on remand, issued a preliminary determination that the new limitations allowed those five dependent claims to overcome the grounds for the PTAB’s rejection ruling. The PTO reexamination examiner noted, however, that at least four of the five new claims were still unpatentable because they were indefinite, impermissibly broad, or lacked support in the specification. Additionally, on September 8, 2015, REM filed a notice of appeal at the Court of Appeals for the Federal Circuit challenging the PTAB’s decision regarding the ‘729 Patent. Our arguments with respect to the remaining claims of the ‘248 Patent at the PTAB and the appeal by REM with respect to the ‘729 Patent are still pending, and we intend to pursue them vigorously. With the exception of these five more recently amended claims, which have not yet progressed beyond preliminary reexamination examiner review, all of the claims from all three patents asserted in the 2010 Complaint have either been canceled or otherwise found unpatentable by the PTAB.

On January 30, 2014, three weeks after the PTAB hearing that resulted in the rejection of all of Mr. Morley’s and REM’s remaining claims of the patents in the 2010 Complaint, Mr. Morley and REM filed a complaint against us and against Jack Dorsey and Mr. McKelvey, in the District Court, alleging that the formation of Square and the development of our card reader and decoding technologies constituted, among other things, breach of an alleged joint venture, fraud, negligent misrepresentation, civil conspiracy, unjust enrichment, and misappropriation of trade secrets, as well as other related claims (2014 Complaint). Mr. Morley contends as part of his alleged joint venture claim, among others, that he was an equal partner with Mr. Dorsey and Mr. McKelvey in the business enterprise that ultimately evolved into Square, and that Mr. Dorsey and Mr. McKelvey breached their alleged joint venture agreement with Mr. Morley by excluding him from ownership in Square. Mr. Morley claims that to the extent the defendants contend that no joint venture was formed, Mr. McKelvey and Mr. Dorsey committed fraud, negligent misrepresentation, and/or fraudulent nondisclosure. The 2014 Complaint also alleges infringement of another patent related to the ‘248, ‘394, and ‘729 Patents, U.S. Patent No. 8,584,946 (‘946 Patent). Mr. Morley is seeking a judgment and order that Square, Mr. Dorsey, and Mr. McKelvey hold ownership of Square in constructive trust for Mr. Morley, as well as a variety of additional damages, injunctive relief, royalties, and correction of inventorship of certain of our patents.

Even prior to the filing of the 2014 Complaint, on December 31, 2013, we had filed a petition at the PTAB requesting inter partes review (IPR) proceedings to invalidate the ‘946 Patent. On July 7, 2015, the PTAB issued a decision on the IPR, rejecting 12 of the 17 claims of the ‘946 patent, including all independent claims, to be invalid based on prior art. On November 20, 2015, the PTAB rejected two additional claims of the ‘946 patent in response to our request for rehearing. Consequently, 14 of the 17 claims of the ‘946 patent stand rejected. On February 9, 2016, we filed an ex parte reexamination request at the patent office to invalidate the three remaining claims of the ‘946 patent.

We moved to consolidate the 2014 Complaint with the 2010 Complaint (the Complaints), and the District Court granted our motion on July 16, 2014. We moved to dismiss certain claims as time barred under California and Delaware law, and the District Court denied the motion on October 16, 2014, applying Missouri law. We moved to stay counts of the 2014 Complaint related to alleged infringement of the ‘946 Patent and inventorship of certain of our patents, pending the ongoing PTO proceedings, and on April 2, 2015, the District Court granted our motion to stay. The District Court has issued a scheduling order that sets forth the current expected schedule of important events in the proceedings, but no assurances can be given that the schedule will not change. We are vigorously defending against the Complaints. Notably, we filed a Motion for Summary Judgment on January 20, 2016. Briefing on the motion continues. We are unable to estimate a possible loss or range of possible loss from the litigation because key aspects of the litigation may be resolved by summary judgment.

Additionally, we are involved in a class action lawsuit concerning independent contractors in connection with our Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the Northern District of California against our wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. Mr. Levin is also seeking an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA), on behalf of the putative class. On June 30, 2015, we filed a Motion to Compel Individual Arbitration and Motion to Dismiss the amended complaint. On November 16, 2015, the Court granted Caviar’s motion to compel arbitration of Mr. Levin’s individual claims and found the waiver of the representative California Labor Code cause of action under PAGA unenforceable under a recent appellate court ruling. On January, 22, 2016, the Court ruled that an arbitrator will determine whether the PAGA claim is arbitrable or should move forward in court. This arbitration has not yet been initiated. We will continue to vigorously defend against Mr. Levin’s claims. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter.

In addition, from time to time, we are involved in various other litigation matters and disputes arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of our current legal proceedings will have a material adverse effect on our business.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “SQ” on November 19, 2015. Prior to that date, there was no public trading market for our Class A common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the New York Stock Exchange for the period indicated:

Year Ended December 31, 2015	High	Low
Fourth Quarter (from November 19, 2015)	$14.78	$9.00

Holders of Record
As of March 7, 2016, there were 4 holders of record of our Class A common stock and 712 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.
Unregistered Sales of Equity Securities
Common Stock Issuances
In July 2015, we sold 3,777 shares of our Class B common stock, in consideration for services previously rendered by a deceased employee, to a beneficiary of the employee, at a purchase price of approximately $0.01 per share, for an aggregate purchase price of $37.77.
Preferred Stock Issuances
From January 1, 2015 through December 31, 2015, we sold an aggregate of 1,940,058 shares of our convertible preferred stock to two accredited investors at a purchase price of approximately $15.46 per share, for an aggregate purchase price of approximately $30.0 million.
Option and RSU Issuances
From January 1, 2015 through November 19, 2015 (the date of the filing of our registration statement on Form S-8, File No. 333-208098), we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 32,585,935 shares of our Class B common stock and 2,816,100 shares of our Class A common stock under our equity compensation plans at exercise prices ranging from approximately $9.00 to $15.39 per share.
From January 1, 2015 through November 19, 2015 (the date of the filing of our registration statement on Form S-8, File No. 333-208098), we granted to our directors, officers, employees, consultants, and other service providers an aggregate of 1,025,000 restricted stock units to be settled in shares of our Class B common stock under our equity compensation plans.

Common Stock Issuances in Connection with Acquisitions
From January 1, 2015 through December 31, 2015, we issued an aggregate of 667,133 shares of our Class A common stock and 2,923,881 shares of our Class B common stock in connection with our acquisitions of certain companies or their assets. In connection with our acquisition of one company, we issued shares to 12 individuals or entities who were former service providers and/or stockholders of such company. In this transaction, recipients of shares represented to us that they are “accredited investors,” as defined in Regulation D promulgated under Section 4(a)(2) of the Securities Act, formerly Section 4(2), or that they have appointed a purchaser representative (as defined in Rule 501(h)). In connection with other acquisitions, we issued shares to one entity in each instance. We believe that each recipient of shares was sophisticated and capable of understanding and evaluating the risks of acquiring our securities.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities, including the transaction described under the title “Common Stock Issuances,” were exempt from registration under the Securities Act by virtue of Section 4(a)(2), formerly 4(2), of the Securities Act, because the issuance of securities to the recipients did not involve a public offering, or were offered in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The sales of these securities were made without any general solicitation or advertising.
Use of Proceeds
The Registration Statement on Form S-1 (File No. 333-207411) for our initial public offering of our Class A common stock was declared effective by the SEC on November 18, 2015. The Registration Statement on Form S-1 registered an aggregate of 31,050,000 shares of our Class A common stock (1,350,000 of which were held by a selling stockholder), including 4,050,000 shares registered to cover an option to purchase additional shares granted by us to the underwriters. On November 24, 2015, we closed our initial public offering, in which we sold 29,700,000 shares of our Class A common stock, including 4,050,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $9.00 per share for an aggregate offering price of approximately $267.3 million. The selling stockholder sold 1,350,000 shares of our Class A common stock at a public offering price of $9.00 per share for an aggregate offering price of approximately $12.2 million. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, our initial public offering terminated.
The underwriters of our initial public offering were Goldman, Sachs & Co., Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc., Deutsche Bank Securities Inc., Jefferies LLC, RBC Capital Markets, LLC, Stifel, Nicolaus & Company, LOYAL3 Securities, Inc., and SMBC Nikko Securities America, Inc. We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $14.7 million. In addition, we incurred offering expenses of approximately $6.9 million which, when added to the underwriting discount, amount to total expenses of approximately $21.6 million. Thus, our net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $245.7 million. We did not receive any proceeds from the sale of shares by the selling stockholder in our initial public offering. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 19, 2015 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities
None.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Square, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 19, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and 2012, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Transaction revenue	$1,050,445	$707,799	$433,737	$193,978
Starbucks transaction revenue	142,283	123,024	114,456	9,471
Software and data product revenue	58,013	12,046	—	—
Hardware revenue	16,377	7,323	4,240	—
Total net revenue	1,267,118	850,192	552,433	203,449
Cost of revenue:
Transaction costs	672,667	450,858	277,833	126,351
Starbucks transaction costs	165,438	150,955	139,803	12,547
Software and data product costs	22,470	2,973	—	—
Hardware costs	30,874	18,330	6,012	—
Amortization of acquired technology	5,639	1,002	—	—
Total cost of revenue	897,088	624,118	423,648	138,898
Gross profit	370,030	226,074	128,785	64,551
Operating expenses:
Product development	199,638	144,637	82,864	46,568
Sales and marketing	145,618	112,577	64,162	56,648
General and administrative	143,466	94,220	68,942	36,184
Transaction and advance losses	54,009	24,081	15,329	10,512
Amortization of acquired customer assets	1,757	1,050	—	—
Impairment of intangible assets	—	—	2,430	—
Total operating expenses	544,488	376,565	233,727	149,912
Operating loss	(174,458)	(150,491)	(104,942)	(85,361)
Interest (income) and expense	1,163	1,058	(12)	5
Other (income) and expense	450	1,104	(950)	(167)
Loss before income tax	(176,071)	(152,653)	(103,980)	(85,199)
Provision for income taxes	3,746	1,440	513	—
Net loss	(179,817)	(154,093)	(104,493)	(85,199)
Deemed dividend on Series E preferred stock	(32,200)	—	—	—
Net loss attributable to common stockholders	$(212,017)	$(154,093)	$(104,493)	$(85,199)
Net loss per share attributable to common stockholders:
Basic	$(1.24)	$(1.08)	$(0.82)	$(0.71)
Diluted	$(1.24)	$(1.08)	$(0.82)	$(0.71)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	170,498	142,042	127,845	119,220
Diluted	170,498	142,042	127,845	119,220

Operating expenses include share-based compensation expense as follows:

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Product development	$54,738	$24,758	$8,820	$3,984
Sales and marketing	7,360	3,738	1,235	668
General and administrative	20,194	7,604	4,603	3,462
Total share-based compensation	$82,292	$36,100	$14,658	$8,114

	December 31,
	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$470,775	$225,300	$166,176
Settlements receivable	142,727	115,481	64,968
Working capital	371,361	218,761	124,061
Total assets	894,772	541,888	318,341
Customers payable	224,811	148,648	95,794
Total stockholders' equity	508,048	273,672	162,294

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to revenue, net (loss) income, and other results under generally accepted accounting principles (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. Each of these metrics and measures excludes the effect of our payment processing agreement with Starbucks. We do not intend to renew our payment processing agreement with Starbucks when it expires in the third quarter of 2016, and we recently amended the agreement to eliminate the exclusivity provision in order to permit Starbucks to begin transitioning to another payment processor starting October 1, 2015. Under the amendment, Starbucks also agreed to pay increased processing rates to us for as long as it continues to process transactions with us. Starbucks has announced that it will transition to another payment processor and will cease using our payment processing services altogether prior to the scheduled expiration of the agreement in the third quarter of 2016. As a result, we believe it is useful to exclude Starbucks activity to clearly show the impact Starbucks has had on our financial results historically, to provide insight into the impact of the expected termination of the Starbucks agreement on our revenues going forward, to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment processors. Our agreements with other sellers, including Starbucks following the amendment described above, generally provide both those sellers and us the unilateral right to terminate such agreements at any time, without fine or penalty. Furthermore, we generally do not enter into long-term contractual agreements with sellers.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$35,643	$23,780	$14,822	$6,518
Adjusted Revenue	$452,168	$276,310	$160,144	$67,627
Adjusted EBITDA	$(41,115)	$(67,741)	$(51,530)	$(70,579)

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. GPV excludes card payments processed for Starbucks. Additionally, GPV excludes activity related to our Square Cash peer-to-peer payments service.

Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure that we define as our total net revenue less transaction costs, adjusted to eliminate the effect of activity under our payment processing agreement with Starbucks. As described above, Starbucks has announced that it will transition to another payment processor and will cease using our payment processing services altogether, and we believe that providing Adjusted Revenue metrics that exclude the impact of our agreement with Starbucks is useful to investors.
We believe it is useful to exclude transaction costs from Adjusted Revenue as this is a primary metric used by management to measure our business performance, and it affords greater comparability to other payment processing companies. Substantially all of the transaction costs excluded from Adjusted Revenue are interchange fees set by payment card networks and are paid to card issuers, with the remainder of such transaction costs consisting of assessment fees paid to payment card networks, fees paid to third-party payment processors, and bank settlement fees. While some payment processors present their revenue in a similar fashion to us, others present their revenue net of transaction costs because they pass through these costs directly to their sellers. Under our standard pricing model, we do not pass through these costs directly to our sellers.
Adjusted Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•	Adjusted Revenue excludes transaction costs, which is our largest cost of revenue item; and

•
other companies, including companies in our industry, may calculate Adjusted Revenue differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Total net revenue	$1,267,118	$850,192	$552,433	$203,449
Less: Starbucks transaction revenue	142,283	123,024	114,456	9,471
Less: transaction costs	672,667	450,858	277,833	126,351
Adjusted Revenue	$452,168	$276,310	$160,144	$67,627

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net loss, adjusted to eliminate the effect of Starbucks transaction revenue and Starbucks transaction costs, before interest income and expense, provision or benefit for income taxes, depreciation, amortization, share-based compensation expense, other income and expense, the gain or loss on the sale of property and equipment, and impairment of intangible assets. We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash items and certain variable charges.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, and share-based compensation expenses, from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We exclude Starbucks transaction revenue and Starbucks transaction costs because Starbucks has announced that it will transition to another payment processor prior to the scheduled expiration of our payment processing agreement in the third quarter of 2016. We believe that providing Adjusted EBITDA metrics that exclude the impact of our agreement with Starbucks is useful to investors. We exclude gain or loss on the sale of property and equipment, and impairment of intangible assets from Adjusted EBITDA because we do not believe that these items are reflective of our ongoing business operations. In addition, we believe it is useful to exclude interest income and expense, other income and expense, and provision or benefit from income taxes, as these items are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the effect of income taxes that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the effect of foreign currency exchange gains or losses which is included in other income and expense; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Net loss	$(179,817)	$(154,093)	$(104,493)	$(85,199)
Starbucks transaction revenue	(142,283)	(123,024)	(114,456)	(9,471)
Starbucks transaction costs	165,438	150,955	139,803	12,547
Share-based compensation expense	82,292	36,100	14,658	8,114
Depreciation and amortization	27,626	18,586	8,272	3,579
Interest (income) and expense	1,163	1,058	(12)	5
Other (income) and expense	450	1,104	(950)	(167)
Provision for income taxes	3,746	1,440	513	—
Loss on sale of property and equipment	270	133	2,705	13
Impairment of intangible assets	—	—	2,430	—
Adjusted EBITDA	$(41,115)	$(67,741)	$(51,530)	$(70,579)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance; liquidity and capital resources; our plans, estimates, beliefs, and expectations that involve risks and uncertainties; and other non-historical statements in this discussion, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We started Square in February 2009 to enable anyone with a mobile device to accept card payments, anywhere, anytime. While we found early success providing easy access to card payments, commerce extends beyond payments. In every transaction, we see opportunity for our sellers: to learn more about which products are selling best, to reinvest in their businesses, or to create and engage loyal buyers. Although we currently generate approximately 94% of our total net revenue from payment processing services, which include revenue generated from Starbucks, we have extended our product and service offerings to include additional point-of-sale (POS) services, financial services and marketing services, all to help sellers start, run, and grow their businesses.

We work to democratize commerce—leveling the playing field for sellers of all sizes. Our focus on technology and design allows us to create products and services that are accessible, intuitive, and easy-to-use. We set attractive and transparent pricing that is easy for our sellers to understand. We provide a free software app with our affordable (often free) hardware to turn mobile devices into powerful POS solutions in minutes. Our insights into our sellers’ businesses have allowed us to develop services that are applicable to businesses of all types and sizes, from Square Analytics to digital receipts. We also continue to add advanced software features that tailor our POS solution to specific types of sellers, such as open tickets for bars and restaurants and inventory management for retailers.

Because of our approach, we have grown rapidly. Millions of sellers accept payments with Square. They span all types of businesses: from cabs to coffee shops, lawyers to landscapers, retail stores to restaurants. Although substantially all of our revenue is currently generated in the United States, we also serve sellers throughout Canada and Japan. As this international base of sellers grows, so too should our Gross Payment Volume (GPV) and revenue in these regions. We serve sellers of all sizes, ranging from a single vendor at a farmers’ market to multinational businesses. Our products and services are built to scale, so sellers can stay with us over the life of their businesses. In the year ended December 31, 2015, sellers using Square processed $35.6 billion of GPV, which was generated by 712 million card payments from approximately 190 million payment cards. The foundation of our business model is the millions of sellers processing payments with Square. We measure the effectiveness of our sales and marketing spending by evaluating the “payback period,” which we view as the number of quarters it takes for a quarterly cohort of sellers’ cumulative transaction revenue net of transaction costs to surpass our sales and marketing spending in the quarter in which we acquired that cohort. We define a quarterly cohort of sellers as the group of sellers that are approved to accept card payments with Square in a given quarter. On average, our payback period is four to five quarters.

The addition of new products and services is also a key part of our strategy. Our scale, growth, and unique insights enable us to serve sellers of all sizes with additional financial services and marketing services, further strengthening our business. For example, we expect sellers who grow sales as a result of deploying funds from Square Capital into their business will likely also process increased payment volume with us.

For the year ended December 31, 2015, our total net revenue grew to $1,267.1 million, up 49% from the year ended December 31, 2014. For the year ended December 31, 2014, our total net revenue grew to $850.2 million, up 54% from the prior year. For the year ended December 31, 2015, our Adjusted Revenue grew to $452.2 million, up 64% from the year ended December 31, 2014. For the year ended December 31, 2014, our Adjusted Revenue grew to $276.3 million, up 73% from the prior year. We intend to continue to make investments that will serve sellers and buyers over the long term even if a return on these investments is not realized in the short term. For the years ended December 31, 2015 and December 31, 2014, we generated a net loss of $179.8 million and $154.1 million, respectively.

Factors Affecting Our Operating Performance

Adoption of our payments and POS services. Our payments services are the foundation of our relationship with our sellers. We generate revenue with every card payment that our sellers accept. We will continue to drive adoption of our payments services by scaling our solutions to meet the needs of sellers of all types and sizes. We believe we can do this by further developing our products and services, using custom pricing to attract larger sellers, and enhancing relationships with larger sellers through our direct sales and account management teams.

We seek to continue to drive adoption of our payments and POS services, as they represent one important way sellers can gain familiarity with our full range of products, features, and services. The insights generated by our payments services enable many new products and services, such as analytics that show our sellers how their businesses are performing, helping them increase sales and thereby generating incremental revenue for us. As a result, the level of ongoing seller adoption of our payments and POS services will affect our growth.

Ongoing evolution in payment technologies. We are committed to ensuring that no seller misses a sale because he or she cannot accept a certain form of payment. In the near term, this means enabling our sellers to accept NFC and EMV chip card payments in addition to magnetic stripe card payments. We are also committed to encouraging the shift to authenticated technologies for a stronger and more secure seller and buyer experience. Historically, card-issuing banks were generally responsible for fraudulent card-present transactions. Since October 2015, sellers in the United States who accept card-present payments with EMV chip cards and who are not using EMV-compliant hardware have been subject to liability for fraud associated with those transactions. We believe this is leading to a significant upgrade cycle for POS terminals among our current seller base and that it presents an opportunity for us to reach an even broader group of sellers seeking cost-effective solutions to comply with EMV requirements, in particular the new standards in the United States and Japan. In conjunction with the shift toward EMV, we believe that sellers will increasingly want to enable NFC payments, as NFC technology can offer fast EMV-compliant transactions. In the second quarter of 2015, we began shipping our first Square Reader for EMV chip cards, and in the fourth quarter of 2015, we began shipping our Square Reader for both EMV chip cards and NFC.

Unlike our Square Reader for magnetic stripe cards, which we distribute for free and the costs of which are reflected in our sales and marketing expenses, our Square Reader for EMV chip cards and NFC is available for sale and is reflected in hardware revenue and hardware costs. We currently offer our Square Reader for EMV chip cards and NFC at a price modestly below our manufacturing costs. As a result, the timing of the transition of new and existing sellers from our Square Reader for magnetic stripe cards to our Square Reader for EMV chip cards and NFC has affected, and will continue to affect, our results of operations. Relative to our free Square Reader for magnetic stripe cards, we may encounter changes in demand from new sellers for our Square Reader for EMV chip cards and NFC given the cost associated with purchasing more advanced hardware. Additionally, from time to time we may engage in promotional efforts to encourage the adoption of Square Readers for EMV chip cards and NFC. While we believe these efforts are strategically important, they may have short-term negative effects on our operating results.

Up-selling and cross-selling additional products and services. Our existing sellers represent a sizable opportunity to up-sell and cross-sell products and services with little incremental sales and marketing expense. We believe that POS services such as Square Appointments, financial services such as Square Capital, and marketing services such as Square Customer Engagement represent opportunities to further increase engagement with our sellers. We plan to continually invest in product development, and in sales and marketing, to increase the usage and awareness of these services. As a result, to the extent we are able to up-sell and cross-sell these financial services and marketing services and develop and introduce new products and services to our existing sellers, we expect our growth and margins will be positively affected.

Sales and marketing investment. We plan to continue to invest in sales and marketing channels that we believe drive further growth and adoption of our services. Given the nature of our revenue streams, which are distributed over time as sellers process transactions, our investments in sales and marketing do not realize returns in the same period in which they are made but over subsequent periods, which could adversely affect our near-term results. We measure the effectiveness of sales and marketing spending in a quarter relative to the performance of the seller cohort acquired in that quarter. The payback period for our seller cohorts has remained consistent over time.

Continued investment in product development. We will continue to invest in product development to build new products and services and to bring them to market. We expect to continue to increase headcount to promote and support our anticipated growth. Although we expect these investments to benefit our business over the long term, we expect our total operating expenses will increase in dollar amount over time, and in the short term they may have negative effects on our operating results.

Seller size. As our existing sellers grow and as we serve increasingly larger sellers, we have an opportunity to significantly grow our GPV. Serving an increasing number of larger sellers also presents an opportunity to cross-sell software and data products and services that generate incremental revenue and gross profit with limited or zero incremental customer acquisition costs. Over time, we expect an increasing portion of our growth to come from increased revenue per seller. However, we experience an inherent trade-off between the size of our sellers and our transaction revenue as a percentage of GPV because we selectively offer custom pricing to larger sellers.

Global adoption. We believe we are well positioned to enter additional markets globally, including through our ability to provide modern, cost-effective hardware to markets that have embraced NFC or EMV technologies. We plan to continue expanding into new countries to broaden our base of sellers and to increase our market opportunity. In doing so, we may need to invest significantly, which could have negative effects on our operating results.

Buyer adoption of our services. We offer services that directly reach buyers. Today, our digital receipts provide a unique link between sellers and buyers—any time a buyer completes a sale with a Square seller, he or she can choose to receive a digital receipt via email or text message, building a direct communication channel. We also offer Caviar, Square Cash, and other services to make commerce easy for buyers. We have made significant investments in the development of these buyer-facing products and services, and our ability to grow our buyer network will be important for strengthening our ecosystem and driving our growth.

Amendment and expiration of Starbucks payment processing agreement. In the third quarter of 2012, we signed an agreement to process credit and debit card payment transactions for all Starbucks-owned stores in the United States. We believe this agreement was a valuable catalyst for building best-in-class enterprise infrastructure. For the years ended December 31, 2015 and 2014, the gross loss related to our payment processing agreement with Starbucks was $23.2 million and $27.9 million, respectively. In August 2015, we amended our payment processing agreement with Starbucks to eliminate the exclusivity provision in order to permit Starbucks to begin transitioning to another payment processor starting October 1, 2015. Under the amendment, Starbucks also agreed to pay increased processing rates to us for as long as it continues to process transactions with us. Starbucks has announced that it will transition to another payment processor and will cease using our payment processing services altogether prior to the scheduled expiration of the agreement in the third quarter of 2016. As a result, Starbucks payment processing volumes will decrease meaningfully in the future. This transition will result in decreased Starbucks transaction revenue and Starbucks transaction costs, positively affecting our overall gross profit relative to historical periods.

Effect of pricing initiatives for our payment processing services. Since February 2011, our standard model for payments services has remained stable at 2.75% of the total transaction amount for processing card-present transactions, and 3.5% of the total transaction amount plus $0.15 per transaction for card-not-present transactions. Notwithstanding our history of stable pricing for our payments services, we face competition across our payments services. We have introduced pricing programs to attract newer larger customers, such as our current custom pricing program (introduced in November 2013). Our custom pricing initiative affects a small but fast growing portion of our sellers and represents an opportunity for incremental growth. To the extent competition for sellers increases, particularly for those that are offered custom pricing, our rate of growth and margins may be adversely affected.

Macroeconomic environment. Our sellers’ underlying business activity from buyers is linked to the macroeconomic environment, affecting our transaction revenue as well as the adoption of additional services by our sellers. Changes in macroeconomic conditions may also affect our transaction loss rates from chargebacks issued to sellers that go out of business before the issuance of those chargebacks, as well as advance loss rates for Square Capital merchant cash advances (MCAs) that are not sold to third parties.

Components of Results of Operations
Revenue
Transaction revenue. We charge our sellers a transaction fee for payment processing services equal to 2.75% of the total transaction amount for processing card-present transactions and for processing payments with Square Invoices and Square Online Store, and 3.5% of the total transaction amount plus $0.15 per transaction for processing manually entered (card-not-present) transactions. We also selectively offer custom pricing for larger sellers.
Starbucks transaction revenue. Under our payment processing agreement with Starbucks, we charge a percentage of the total transaction amount for processing credit and debit card payment transactions for all Starbucks-owned stores in the United States.
Software and data product revenue. In addition to payments and POS services, we offer our sellers a range of paid services, with Square Capital and Caviar currently comprising the majority of our software and data product revenue. Our other software and data products include: Gift Cards, Square Appointments, Instant Deposits, Customer Engagement, Employee Management, Payroll, and other software and data services offered through our Square Marketplace. Square Capital primarily provides MCAs to pre-qualified sellers. In return for these advances, the merchant agrees to repay a fixed future receivable amount. A fixed percentage of the merchant's daily processing volume is withheld as repayment for their advance. Of that repayment, the agreed upon fixed percentage is recognized as revenue, resulting in revenue being recognized ratably as cash is collected. We currently fund a majority of the MCAs from arrangements with third parties that commit to purchase the future receivables related to the MCAs. This funding significantly increases the speed with which we can scale Square Capital and allows us to mitigate our balance sheet risk. We generate revenue from selling these future receivables to third parties by charging upfront fees, which are a fixed percentage of the cash advanced when the receivables are sold, and an ongoing servicing fee for facilitating the repayment of these receivables through our payment processing platform. The servicing fee is a fixed percentage of each repayment and recognized as the service is performed. We fund the remaining MCAs from our balance sheet. In addition to MCAs, we are expanding Square Capital further to offer new product types, including merchant loans. Revenue for Caviar, our food delivery service, is derived from seller fees, which are a percentage of total food order value, delivery fees, which are fixed per-transaction, and service fees paid by the consumer based on total food order value. Over time, we expect software and data product revenue to constitute an increasing percentage of our total net revenue.
Hardware revenue. Hardware revenue includes revenue from sales of Square Stand, Square Readers for EMV chip cards and NFC, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, and barcode scanners, all of which can be integrated with Square Stand to provide a comprehensive POS solution. In the second quarter of 2015, we began selling our first Square Reader for EMV chip cards, and in the fourth quarter of 2015, we began selling our Square Reader for both EMV chip cards and NFC. As we broaden our hardware offerings and third-party peripherals, and as we migrate new and existing sellers to Square Readers for EMV chip cards and NFC, hardware revenue may increase as a portion of total net revenue.
Cost of Revenue and Gross Margin
Transaction costs. Transaction costs consist primarily of interchange fees set by payment card networks and that are paid to the card-issuing financial institution, assessment fees paid to payment card networks, fees paid to third-party payment processors, and bank settlement fees.
Starbucks transaction costs. Starbucks transaction costs are made up of the same components as our overall transaction costs.
Software and data product costs. Software and data product costs consist primarily of Caviar-related costs, which include payments to third-party couriers for deliveries and the costs of equipment provided to sellers. Cost of revenue for other software and data products consists primarily of the amortization related to the development of certain software and data products. To the extent we are able to increase the proportion of our total net revenue that is derived from the sale of these software and data products, we expect our overall gross margin will be positively affected.
Hardware costs. Hardware costs consist primarily of product costs associated with Square Stand, Square Readers for EMV chip cards and NFC, and third-party peripherals. Product costs include manufacturing-related overhead and personnel costs, certain royalties, packaging, and fulfillment costs. We currently offer our Square Reader for EMV chip cards and NFC at a price modestly below our manufacturing costs. For Square Stand, our production costs substantially exceed our revenue. However, we believe both Square Stand and Square Readers for EMV chip cards and NFC are attractive offerings to many of our larger sellers, and, as a result, we intend to continue to offer each at prices less than our costs. In conjunction with the sale of Square Readers for EMV chip cards and NFC, we will also begin to recognize additional costs related to the design and distribution of those units.
Amortization of acquired technology. These costs consist of amortization related to technologies acquired through acquisitions that have the capability of producing revenue.
Operating Expenses
Operating expenses consist of product development, sales and marketing, and general and administrative expenses, transaction and advance losses, amortization of acquired customer assets, and impairment of intangible assets. For product development and general and administrative expenses, the largest single component is personnel-related expenses, including salaries, commissions and bonuses, employee benefit costs, and share-based compensation. In the case of sales and marketing expenses, a significant portion is related to paid advertising expenses in addition to personnel-related expenses. Operating expenses also include allocated overhead costs for facilities, human resources, and IT.
Product Development

Product development expenses currently represent the largest component of our operating expenses and consist primarily of expenses related to our engineering and design personnel, fees and supply costs related to maintenance and capacity expansion at third-party data center facilities, development and tooling costs, and fees for software licenses, consulting, legal, and other services that are directly related to growing and maintaining our portfolio of products and services. Additionally, product development expenses include the depreciation of product-related infrastructure and tools, including data center equipment, internally developed software, and computer equipment. We continue to focus our product development efforts on adding new features and apps, and on enhancing the functionality and ease of use of our offerings. Our ability to realize returns on these investments is substantially dependent upon our ability to successfully address current and emerging requirements of sellers and buyers through the development and introduction of these new products and services. While we expect total product development expenses to increase as we invest further in engineering and design personnel, over time we also expect our product development expenses to decline as a percentage of total net revenue.

Sales and Marketing

Sales and marketing expenses consist primarily of four components. First, sales and marketing expenses include costs incurred to acquire new sellers through various paid advertising channels, including online, mobile, email, direct mail, and direct response TV, all of which are expensed as incurred. Second, sales and marketing expenses include expenses related to our direct sales, account management, local and product marketing, retail and ecommerce, partnerships, and communications personnel. Third, sales and marketing expenses include the costs associated with the manufacturing and distribution of the Square Reader for magnetic stripe cards, which is offered for free on our website and provided through various marketing events and distribution channels. New sellers who purchase a Square Reader for magnetic stripe cards from one of our retail distribution partners are offered a rebate equal to the price paid. The cost to us of manufacturing and distributing Square Readers for magnetic stripe cards is partially offset by amounts received from retail distribution partners. As our sellers transition to using Square Readers for EMV chip cards and NFC, we expect to distribute relatively fewer Square Readers for magnetic stripe cards, thus reducing that component of our sales and marketing expenses. Fourth, sales and marketing expenses include costs associated with free Square Cash peer-to-peer transactions. While we expect sales and marketing expenses to increase as the scale of our business grows, over the long term we also expect sales and marketing expenses to decline as a percentage of total net revenue. Over the short term, however, sales and marketing expenses as a percentage of total net revenue may demonstrate variability based on the timing and magnitude of marketing and customer acquisition initiatives.

General and Administrative

General and administrative expenses consist primarily of expenses related to our finance, legal, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to customer support personnel and systems, as well as fees paid for professional services, including legal, tax, and accounting services. While we expect general and administrative expenses to increase in dollar amount to support our growth and costs of compliance associated with being a public company, over time we expect general and administrative expenses to decline as a percentage of total net revenue.

Transaction and Advance Losses

We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility. Examples of transaction losses include chargebacks for unauthorized credit card use and inability to collect on disputes between buyers and sellers over the delivery of goods or services. We base our reserve estimates on prior chargeback history and current period data points indicative of transaction loss. We reflect additions to the reserve in current operating results, while we make charges to the reserve when we incur losses. We reflect recoveries in the reserve for transaction losses as collected.

The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the period from January 1, 2013 through December 31, 2015, our transaction losses accounted for approximately 0.1% of GPV. However, as we expand our seller base, offer new services, and expand to new geographies, we expect that our transaction and advance losses would be affected and will vary quarter to quarter.

We are not exposed to losses for the Square Capital receivables that are sold to third parties in accordance with our arrangements with them. These third-party arrangements cover a majority of the dollar value of receivables outstanding. For the remaining Square Capital receivables, we are generally exposed to losses related to uncollectibility, and similar to the loss provisions for transaction losses, we establish loss provisions for uncollectible receivables. We estimate the allowance based on prior default rates and seller-specific activity. We plan to continue to fund a majority of future MCAs through third-party sales, and are transitioning to offer other product types, including merchant loans. Although advance losses associated with MCAs have been immaterial since Square Capital’s launch in May 2014, we would expect greater advance losses in dollar terms from MCAs in future periods to the extent the amount of MCAs not funded through third-party sales increases over time.

Amortization of Acquired Customer Assets

Amortization of acquired customer assets includes customer relationships, restaurant relationships, driver relationships, subscriber relationships, and partner relationships.

Impairment of Intangible Assets

As certain acquired intangible assets were not expected to contribute directly or indirectly to our future cash flows and there were no other ways to monetize the technology, an impairment charge was recorded in December 2013.

Interest and Other Income and Expense

Interest income and expense consists primarily of interest expense related to our revolving credit facility, interest expense on our capital lease financings, and interest income on cash balances. Other income and expense historically consisted primarily of changes in the fair value of our customer warrant liability measurements and foreign currency-related gains and losses.

Provision for Income Taxes

The provision for income taxes consists primarily of local, state, federal, and foreign tax. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, the change resulting from the amount of recorded valuation allowance, the permanent difference between GAAP and local tax laws, certain one-time items, and changes in tax contingencies.

As of December 31, 2015, we had $3.2 million of federal, $115.5 million of state, and $51.4 million of foreign net operating loss carryforwards, which will begin to expire in 2032 for federal and 2024 for state tax purposes. The foreign net operating loss carryforwards do not expire. An annual limitation may apply to the use of net operating loss carryforwards under provisions of the Internal Revenue Code and similar state tax provisions that are applicable if we experience an ownership change. We do not expect any previous ownership changes to result in a limitation that will reduce the total amount of net operating loss carryforwards and credits that can be utilized. Substantially all of our net operating loss carryforwards were subject to a valuation allowance as of December 31, 2015.

Deemed Dividend on Series E Preferred Stock

For the year ended December 31, 2015, we issued 10,299,696 shares of our common stock to certain holders of Series E preferred stock, in the form of a deemed stock dividend of $32.2 million. There were no similar occurrences in any other period presented.

Results of Operations
The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenue:
Transaction revenue	$1,050,445	$707,799	$433,737
Starbucks transaction revenue	142,283	123,024	114,456
Software and data product revenue	58,013	12,046	—
Hardware revenue	16,377	7,323	4,240
Total net revenue	1,267,118	850,192	552,433
Cost of revenue:
Transaction costs	672,667	450,858	277,833
Starbucks transaction costs	165,438	150,955	139,803
Software and data product costs	22,470	2,973	—
Hardware costs	30,874	18,330	6,012
Amortization of acquired technology	5,639	1,002	—
Total cost of revenue	897,088	624,118	423,648
Gross profit	370,030	226,074	128,785
Operating expenses:
Product development	199,638	144,637	82,864
Sales and marketing	145,618	112,577	64,162
General and administrative	143,466	94,220	68,942
Transaction and advance losses	54,009	24,081	15,329
Amortization of acquired customer assets	1,757	1,050	—
Impairment of intangible assets	—	—	2,430
Total operating expenses	544,488	376,565	233,727
Operating loss	(174,458)	(150,491)	(104,942)
Interest (income) and expense	1,163	1,058	(12)
Other (income) and expense	450	1,104	(950)
Loss before income tax	(176,071)	(152,653)	(103,980)
Provision for income taxes	3,746	1,440	513
Net loss	(179,817)	(154,093)	(104,493)
Deemed dividend on Series E preferred stock	(32,200)	—	—
Net loss attributable to common stockholders	$(212,017)	$(154,093)	$(104,493)

The following table sets forth share-based compensation expense for the periods shown:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Product development	$54,738	$24,758	$8,820
Sales and marketing	7,360	3,738	1,235
General and administrative	20,194	7,604	4,603
Total share-based compensation	$82,292	$36,100	$14,658

Comparison of Years Ended December 31, 2015, 2014, and 2013

Total Net Revenue

The following table sets forth our total net revenue for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Transaction revenue	$1,050,445	$707,799	$433,737	48%	63%
Starbucks transaction revenue	142,283	123,024	114,456	16%	7%
Software and data product revenue	58,013	12,046	—	382%	NM
Hardware revenue	16,377	7,323	4,240	124%	73%
Total net revenue	$1,267,118	$850,192	$552,433	49%	54%

Comparison of Years Ended December 31, 2015 and 2014

Total net revenue for the year ended December 31, 2015, increased by $416.9 million, or 49%, compared to the year ended December 31, 2014.

Transaction revenue for the year ended December 31, 2015, increased by $342.6 million, or 48%, compared to the year ended December 31, 2014. This increase was attributable to growth in GPV processed of $11.9 billion, or 50%, to $35.6 billion from $23.8 billion. Approximately equal proportions of this growth in GPV was derived from the total payment activity of new sellers added within the year ended December 31, 2015 and the increase in the payment activity from December 31, 2014 to December 31, 2015 of existing sellers that were approved to transact with us on or prior to December 31, 2014. Transaction revenue contributed 83% of total net revenue in both the years ended December 31, 2015 and 2014.

Starbucks transaction revenue for the year ended December 31, 2015, increased by $19.3 million, or 16%, compared to the year ended December 31, 2014. Starbucks transaction revenue contributed 11% of total net revenue in the year ended December 31, 2015, down from 14% in the year ended December 31, 2014. Under our amended payment processing agreement effective October 1, 2015, Starbucks agreed to pay increased processing rates to us for as long as it continues to process transactions with us. While Starbucks announced that it would transition to another payment processor prior to the expiration of the payment processing agreement in the third quarter of 2016, we continued to process a portion of Starbucks payments, generating transaction revenue at these newly increased rates.

Software and data product revenue for the year ended December 31, 2015 increased by $46.0 million, or 382%, compared to the year ended December 31, 2014. The increase was driven by the launch and expansion of several new products and services in 2014 and 2015, in particular Square Capital, which remained the largest contributor to software and data product revenue. The year ended December 31, 2015 also included a full twelve months of revenue contributions from Caviar, which we acquired in August 2014. Software and data product revenue grew to 5% of total net revenue in the year ended December 31, 2015, up from 1% in the year ended December 31, 2014.

Hardware revenue for the year ended December 31, 2015, increased by $9.1 million, or 124%, compared to the year ended December 31, 2014. The increase reflects growth in sales of Square Stand and third-party peripherals, as well as the launch of our Square Reader for EMV chip cards in the second quarter of 2015, and the launch of our Square Reader for EMV chip cards and NFC in the fourth quarter of 2015. Hardware revenue represented 1% of total net revenue in both the years ended December 31, 2015 and 2014.

Comparison of Years Ended December 31, 2014 and 2013

Total net revenue for the year ended December 31, 2014, increased by $297.8 million, or 54%, compared to the year ended December 31, 2013.

Transaction revenue for the year ended December 31, 2014, increased by $274.1 million, or 63%, compared to the year ended December 31, 2013. This increase was attributable to growth in GPV processed of $9.0 billion, or 60%, to $23.8 billion from $14.8 billion. A slightly greater proportion of this growth in GPV was derived from the total payment activity of new sellers added within the year ended December 31, 2014, and a slightly smaller proportion was generated by the increase in the payment activity from December 31, 2013 to December 31, 2014 of existing sellers that were approved to transact with us on or prior to December 31, 2013. Our transaction revenue as a percentage of GPV also improved relative to the prior-year period, most notably as a result of the discontinuation in the first quarter of 2014 of our monthly pricing program, under which we charged sellers $275 for up to $21,000 of payment processing. Transaction revenue contributed 83% of total net revenue in the year ended December 31, 2014, up from 79% in the year ended December 31, 2013.

Starbucks transaction revenue for the year ended December 31, 2014, increased by $8.6 million, or 7%, compared to the year ended December 31, 2013. Starbucks transaction revenue contributed 14% of total net revenue in the year ended December 31, 2014, down from 21% in the year ended December 31, 2013.

Software and data product revenue for the year ended December 31, 2014, increased to $12.0 million compared to zero in the year ended December 31, 2013. We launched several new services in 2014, including Square Capital. Software and data product revenue in 2014 also reflected the effect of our acquisition of BookFresh in February 2014 and Caviar in August 2014. Software and data product revenue contributed 1% of total net revenue in 2014.

Hardware revenue for the year ended December 31, 2014, increased by $3.1 million, or 73%, compared to the year ended December 31, 2013. The increase was attributable to growth in sales of Square Stand and third-party peripherals. Hardware revenue contributed 1% of total net revenue in 2014.

Total Cost of Revenue

The following table sets forth our total cost of revenue for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Transaction costs	$672,667	$450,858	$277,833	49%	62%
Starbucks transaction costs	165,438	150,955	139,803	10%	8%
Software and data product costs	22,470	2,973	—	NM	NM
Hardware costs	30,874	18,330	6,012	68%	205%
Amortization of acquired technology	5,639	1,002	—	NM	NM
Total cost of revenue	$897,088	$624,118	$423,648	44%	47%

Comparison of Years Ended December 31, 2015 and 2014

Total cost of revenue for the year ended December 31, 2015, increased by $273.0 million, or 44%, compared to the year ended December 31, 2014.

Transaction costs for the year ended December 31, 2015, increased by $221.8 million, or 49%, compared to the year ended December 31, 2014. This increase was attributable to growth in GPV processed of $11.9 billion, or 50%, reflecting a decline in transaction costs as a percentage of GPV compared to the prior year period.

Starbucks transaction costs for the year ended December 31, 2015, increased by $14.5 million, or 10%, compared to the year ended December 31, 2014. As a result of Starbucks' agreement to pay us increased processing rates effective October 1, 2015, growth in Starbucks revenue outpaced growth in Starbucks transaction costs in the fourth quarter of 2015.

Software and data product costs for the year ended December 31, 2015, increased by $19.5 million compared to the year ended December 31, 2014. The increase primarily reflects increased costs associated with Caviar, which we acquired in August 2014. To a lesser extent we also incurred increased costs related to the growth in our gift cards product, as well as increased amortization costs related to the development of certain software and data products.

Hardware costs for the year ended December 31, 2015, increased by $12.5 million, or 68%, compared to the year ended December 31, 2014. The increase was attributable to increased sales of Square Stand and third-party peripherals, as well as the launch of our Square Reader for EMV chip cards in the second quarter of 2015, and the launch of our Square Reader for EMV chip cards and NFC in the fourth quarter of 2015. Hardware costs associated with the production of Square Stand exceed the revenue we derive from sales of Square Stand. For the year ended December 31, 2015, hardware costs grew more slowly than hardware revenue as a result of increased sales of third-party peripherals and the introduction of Square Readers for EMV chip cards and NFC.

Amortization of technology assets for the year ended December 31, 2015, increased by $4.6 million compared to the year ended December 31, 2014. The increase was related to new technology assets obtained through acquisitions that occurred in 2014 and 2015.

Comparison of Years Ended December 31, 2014 and 2013

Total cost of revenue for the year ended December 31, 2014, increased by $200.5 million, or 47%, compared to the year ended December 31, 2013.

Transaction costs for the year ended December 31, 2014, increased by $173.0 million, or 62%, compared to the year ended December 31, 2013. This increase was attributable to growth in GPV processed of $9.0 billion, or 60%. Our transaction costs as a percentage of transaction revenue declined from 2013 to 2014, primarily as a result of the discontinuation in the first quarter of 2014 of our monthly pricing program, under which we charged sellers $275 for up to $21,000 of payment processing.

Starbucks transaction costs for the year ended December 31, 2014, increased by $11.2 million, or 8%, compared to the year ended December 31, 2013.

Software and data product costs for the year ended December 31, 2014, were $3.0 million compared to zero in the year ended December 31, 2013. Software and data product costs primarily reflect costs associated with Caviar, and costs associated with the introduction of our Square Appointments service following our acquisition of BookFresh in February 2014.

Hardware costs for the year ended December 31, 2014, increased by $12.3 million, or 205%, compared to the year ended December 31, 2013. The increase was attributable to increased sales of Square Stand and third-party peripherals.

Amortization of technology assets for the year ended December 31, 2014, was $1.0 million compared to zero in the year ended December 31, 2013. The increase was related to new technology assets obtained through acquisitions that occurred in 2014, most notably our acquisition of Caviar.

Product Development

The following table sets forth our product development expenses for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Product development	$199,638	$144,637	$82,864	38%	75%
Percentage of total net revenue	16%	17%	15%

Product development expenses for the year ended December 31, 2015, increased by $55.0 million, or 38%, compared to the year ended December 31, 2014, primarily due to the addition of personnel in our engineering, product and design teams, including those who joined as a result of acquisitions. For the year ended December 31, 2015, product development expenses included $54.7 million in share-based compensation expense, a $30.0 million increase compared to the year ended December 31, 2014. For the year ended December 31, 2015, product development expenses also included $11.3 million of depreciation expense, a $0.5 million increase compared to the year ended December 31, 2014, primarily related to data center and computer equipment, and internally developed software.

Product development expenses for the year ended December 31, 2014, increased by $61.8 million, or 75%, compared to the year ended December 31, 2013. Product development personnel increased by 33% in the period from December 31, 2013 to December 31, 2014, reflecting personnel additions in our engineering, product and design teams. For the year ended December 31, 2014, product development expenses included $24.8 million in share-based compensation expense, a $15.9 million increase compared to the year ended December 31, 2013. For the year ended December 31, 2014, product development expenses included $10.8 million of depreciation expense, a $6.7 million increase compared to the year ended December 31, 2013, primarily related to data center and computer equipment, and internally developed software.

Sales and Marketing

The following table sets forth our sales and marketing expenses for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Sales and marketing	$145,618	$112,577	$64,162	29%	75%
Percentage of total net revenue	11%	13%	12%

Sales and marketing expenses for the year ended December 31, 2015, increased by $33.0 million, or 29%, compared to the year ended December 31, 2014, reflecting an increase of $13.2 million in advertising costs primarily from increased direct mail, online and mobile marketing campaigns during the period, and an $18.0 million increase in costs associated with our Square Cash peer-to-peer payments service. The balance of the increase was primarily due to investments in sales and marketing personnel during the period from December 31, 2014 to December 31, 2015, offset in part by lower costs associated with distributing Square Readers for magnetic stripe cards. For the year ended December 31, 2015, sales and marketing expenses included $7.4 million in share-based compensation expense, a $3.6 million increase compared to the year ended December 31, 2014.

Sales and marketing expenses for the year ended December 31, 2014, increased by $48.4 million, or 75%, compared to the year ended December 31, 2013, primarily due to an increase in sales and marketing personnel of 191% in the period, as well as increased advertising costs of $17.8 million in the period as we executed a series of direct response TV, email, direct mail, and online marketing campaigns focused on bringing new sellers onto our platform and driving awareness of new product and service offerings. For the year ended December 31, 2014, sales and marketing expenses included $3.7 million in share-based compensation expense, a $2.5 million increase compared to the year ended December 31, 2013.

General and Administrative

The following table sets forth our general and administrative expenses for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
General and administrative	$143,466	$94,220	$68,942	52%	37%
Percentage of total net revenue	11%	11%	12%

General and administrative expenses for the year ended December 31, 2015, increased by $49.2 million, or 52%, compared to the year ended December 31, 2014, primarily reflecting additions to our customer support, risk operations, legal, compliance, and finance teams. The balance of the increase was primarily due to increased third-party legal, finance, consulting and certain software license expenses. For the year ended December 31, 2015, general and administrative expenses included $20.2 million in share-based compensation expense, a $12.6 million increase compared to the year ended December 31, 2014.

General and administrative expenses for the year ended December 31, 2014, increased by $25.3 million, or 37%, compared to the year ended December 31, 2013. General and administrative personnel increased by 65% in the period from December 31, 2013 to December 31, 2014. We also incurred increased third-party legal, finance, tax, consulting and software license expenses during the period. For the year ended December 31, 2014, general and administrative expenses included $7.6 million in share-based compensation expense, a $3.0 million increase compared to the year ended December 31, 2013.

Transaction and Advance Losses

The following table sets forth our transaction and advance losses for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Transaction and advance losses	$54,009	$24,081	$15,329	124%	57%

Transaction and advance losses for the year ended December 31, 2015, increased by $29.9 million, or 124%, compared to the year ended December 31, 2014. During 2015 we realized a net charge of approximately $4.4 million related to a fraud loss from a single seller, and recorded a separate increase in our transaction loss provision of $4.1 million in September 2015 to reflect updates to our risk model. The remaining increase in transaction and advance losses is due to growth in GPV of $11.9 billion, or 50%, as well as $3.8 million in incremental provisions for advance losses related to Square Capital.

Transaction and advance losses for the year ended December 31, 2014, increased by $8.8 million, or 57%, compared to the year ended December 31, 2013, primarily reflecting growth in GPV of $9.0 billion, or 60%, as well as $2.4 million in provisions for advance losses related to Square Capital, which launched in May 2014.

Amortization of Acquired Customer Assets

The following table sets forth our amortization of acquired customer assets for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Amortization of acquired customer assets	$1,757	$1,050	$—	67%	NM

Amortization of acquired customer assets for the year ended December 31, 2015, increased by $0.7 million, or 67%, compared to the year ended December 31, 2014, primarily reflecting the first full year of amortization related to our acquisition of Caviar in August 2014.

Amortization of acquired customer assets for the year ended December 31, 2014, increased by $1.1 million compared to the year ended December 31, 2013, as a result of acquisitions that occurred in 2014.

Interest and Other Income and Expense

The following table sets forth our other income and expense for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Interest (income) and expense	$1,163	$1,058	$(12)	10%	NM
Other (income) and expense	$450	$1,104	$(950)	(59)%	NM

Interest income and expense for the year ended December 31, 2015, increased by $0.1 million, or 10%, compared to the year ended December 31, 2014, driven primarily by the interest expense related to the draw on our revolving credit facility in June 2014, which was repaid in July 2015. As of December 31, 2015, no amounts were outstanding under our revolving credit facility.

Interest income and expense for the year ended December 31, 2014, increased by $1.1 million compared to the year ended December 31, 2013 primarily as a result of the interest incurred on amounts drawn down on our revolving credit facility. Prior to 2014, interest income and expense was minimal as we had no revolving credit facility.

Other income and expense for the year ended December 31, 2015, decreased by $0.7 million, or 59%, compared to the year ended December 31, 2014, as a result of a benefit from a remeasurement of our share-based instruments in 2015 with no similar occurrences in 2014, offset in part by foreign exchange rate losses.

Other income and expense for the year ended December 31, 2014, increased by $2.1 million compared to the year ended December 31, 2013, as a result of a benefit from a remeasurement of our warrant liability in 2013 with no similar occurrences in 2014, and the effect of foreign exchange rate losses.

Provision for Income Taxes

The following table sets forth our provision for income taxes for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Provision for income taxes	$3,746	$1,440	$513	160%	181%

Provision for income taxes for the year ended December 31, 2015, increased by $2.3 million compared to the year ended December 31, 2014, primarily due to a decrease in income tax benefit arising from acquisitions.

Provision for income taxes for the year ended December 31, 2014, increased by $0.9 million compared to the year ended December 31, 2013, primarily due to an increase in income tax expense in the U.S. and foreign jurisdictions, partially offset by an increase in income tax benefit arising from acquisitions.

Deemed Dividend on Series E Preferred Stock
The following table sets forth our deemed dividend on Series E preferred stock for the periods shown:

	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013	% Change	% Change
	(in thousands)
Deemed dividend on Series E preferred stock	$(32,200)	$—	$—	NM	NM

For the year ended December 31, 2015, we issued 10,299,696 shares of our common stock to certain holders of Series E preferred stock, in the form of a deemed stock dividend of $32.2 million. There were no similar occurrences in any other period presented.

Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations data for the last eight quarters. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which consist only of normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of the results we may achieve in future periods.

	Three Months Ended,
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands, except per share data)
	(unaudited)
Revenue:
Transaction revenue	$298,516	$280,955	$259,864	$211,110	$206,331	$191,560	$172,894	$137,014
Starbucks transaction revenue	47,084	32,332	33,630	29,237	36,516	29,895	30,147	26,466
Software and data product revenue	22,385	14,694	12,928	8,006	6,024	3,733	1,766	523
Hardware revenue	6,375	4,207	3,591	2,204	2,023	2,232	1,989	1,079
Total net revenue	374,360	332,188	310,013	250,557	250,894	227,420	206,796	165,082
Cost of revenue
Transaction costs	192,730	182,007	165,823	132,107	132,357	122,425	109,801	86,275
Starbucks transaction costs	46,896	41,410	40,921	36,211	43,066	37,377	37,496	33,016
Software and data product costs	8,650	5,593	5,072	3,155	1,941	987	31	14
Hardware costs	14,238	5,726	6,713	4,197	4,803	5,162	4,924	3,441
Amortization of acquired technology	2,753	1,142	1,142	602	400	330	192	80
Total cost of revenue	265,267	235,878	219,671	176,272	182,567	166,281	152,444	122,826
Gross profit	109,093	96,310	90,342	74,285	68,327	61,139	54,352	42,256
Operating expenses:
Product development	59,186	55,020	45,887	39,545	39,670	39,483	34,551	30,933
Sales and marketing	38,448	39,259	31,730	36,181	30,873	25,914	29,720	26,070
General and administrative	45,723	37,820	31,804	28,119	25,635	24,514	20,669	23,402
Transaction and advance losses	13,169	16,005	8,513	16,322	6,255	6,858	4,840	6,128
Amortization of acquired customer assets	384	423	482	468	459	361	162	68
Total operating expenses	156,910	148,527	118,416	120,635	102,892	97,130	89,942	86,601
Operating loss	(47,817)	(52,217)	(28,074)	(46,350)	(34,565)	(35,991)	(35,590)	(44,345)
Interest (income) and expense	168	137	444	414	443	433	180	2
Other (income) and expense	(940)	644	(50)	796	367	957	(674)	454
Loss before income tax	(47,045)	(52,998)	(28,468)	(47,560)	(35,375)	(37,381)	(35,096)	(44,801)
Provision (benefit) for income taxes	1,244	932	1,152	418	1,697	285	268	(810)
Net loss	(48,289)	(53,930)	(29,620)	(47,978)	(37,072)	(37,666)	(35,364)	(43,991)
Deemed dividend on Series E preferred stock	(32,200)	—	—	—	—	—	—	—
Net loss attributable to common stockholders	$(80,489)	$(53,930)	$(29,620)	$(47,978)	$(37,072)	$(37,666)	$(35,364)	$(43,991)
Net loss per share attributable to common stockholders:
Basic	$(0.34)	$(0.35)	$(0.20)	$(0.33)	$(0.25)	$(0.26)	$(0.25)	$(0.32)
Diluted	$(0.34)	$(0.35)	$(0.20)	$(0.33)	$(0.25)	$(0.26)	$(0.25)	$(0.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	234,548	152,334	149,253	145,069	148,031	143,671	140,821	135,417
Diluted	234,548	152,334	149,253	145,069	148,031	143,671	140,821	135,417

Costs and expenses include share-based compensation expense as follows:

	Three Months Ended,
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Share-Based Compensation	(unaudited)
Product development	$21,451	$13,938	$10,391	$8,958	$7,851	$7,086	$5,556	$4,265
Sales and marketing	2,836	1,750	1,345	1,429	1,185	1,070	839	644
General and administrative	8,519	5,105	3,496	3,074	2,411	2,176	1,707	1,310
Total share-based compensation	$32,806	$20,793	$15,232	$13,461	$11,447	$10,332	$8,102	$6,219

The following table sets forth the key operating metrics and non-GAAP financial measures we use to evaluate our business for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Key Operating Metrics and non-GAAP Financial Measures	(unaudited)
GPV (in millions)	$10,193	$9,540	$8,793	$7,117	$6,955	$6,430	$5,789	$4,605
Adjusted Revenue	$134,546	$117,849	$110,560	$89,213	$82,021	$75,100	$66,848	$52,341
Adjusted EBITDA	$(6,069)	$(15,776)	$859	$(20,129)	$(10,692)	$(13,047)	$(16,220)	$(27,782)

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Adjusted Revenue Reconciliation	(unaudited)
Total net revenue	$374,360	$332,188	$310,013	$250,557	$250,894	$227,420	$206,796	$165,082
Less: Starbucks transaction revenue	47,084	32,332	33,630	29,237	36,516	29,895	30,147	26,466
Less: Transaction costs	192,730	182,007	165,823	132,107	132,357	122,425	109,801	86,275
Adjusted Revenue	$134,546	$117,849	$110,560	$89,213	$82,021	$75,100	$66,848	$52,341

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2015	Sep. 30, 2015	Jun. 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sep. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands)
Adjusted EBITDA Reconciliation	(unaudited)
Net loss	$(48,289)	$(53,930)	$(29,620)	$(47,978)	$(37,072)	$(37,666)	$(35,364)	$(43,991)
Starbucks transaction revenue	(47,084)	(32,332)	(33,630)	(29,237)	(36,516)	(29,895)	(30,147)	(26,466)
Starbucks transaction costs	46,896	41,410	40,921	36,211	43,066	37,377	37,496	33,016
Share-based compensation expense	32,806	20,793	15,232	13,461	11,447	10,332	8,102	6,219
Depreciation and amortization	9,100	6,570	6,410	5,546	5,743	5,130	3,919	3,794
Interest (income) and expense	168	137	444	414	443	433	180	2
Other (income) and expense	(940)	644	(50)	796	367	957	(674)	454
Provision (benefit) for income taxes	1,244	932	1,152	418	1,697	285	268	(810)
Loss on sale of property and equipment	30	—	—	240	133	—	—	—
Impairment of intangible assets	—	—	—	—	—	—	—	—
Adjusted EBITDA	$(6,069)	$(15,776)	$859	$(20,129)	$(10,692)	$(13,047)	$(16,220)	$(27,782)

Quarterly Trends

Transaction revenue is highly correlated with the level of GPV generated by sellers using our payments services. Historically our transaction revenue has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth.

Software and data product revenue generally demonstrates less seasonality than revenue from our payments services.
Hardware revenue generally demonstrates less seasonality than revenue from our payments services, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners.
Changes in product development expenses primarily reflect the timing of additions of engineering, product and design personnel. To a lesser extent, they also reflect the timing of fees and supply costs related to maintenance and capacity expansion at third-party data center facilities, development and tooling costs related to the design, testing, and shipping of our hardware products, and fees for software licenses, consulting, legal, and other services that are directly related to growing and maintaining our products and services.
Changes in sales and marketing expenses reflect the variable nature of the timing and magnitude of paid marketing and customer acquisition initiatives across our advertising channels. To a lesser extent, changes in sales and marketing expenses reflect the timing of additions of direct sales, account management, local, product and paid marketing, retail and ecommerce, partnerships, and communications personnel. Additionally, sales and marketing expenses are affected by the timing and magnitude of costs related to our Square Cash peer-to-peer service, and the total shipments of Square Readers for magnetic stripe cards in a given period, as they include the cost of manufacturing and distributing those readers.
Changes in general and administrative expenses primarily reflect the timing of additions of finance, legal, risk operations, human resources, and administrative personnel, as well as the timing of tax payments and reserves. To a lesser extent they also reflect the timing of costs related to customer support personnel and systems, as well as fees paid for professional services, including legal and financial services.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources for the periods shown:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$470,775	$225,300	$166,176
Short-term restricted cash	13,537	11,950	10,000
Long-term restricted cash	14,686	14,394	9,270
Net loss	(179,817)	(154,093)	(104,493)
Net cash (used in) / provided by operating activities	27,584	(109,394)	(60,577)
Net cash used in investing activities	(45,096)	(24,554)	(10,803)
Net cash provided by financing activities	264,763	194,152	18,907

Our principal sources of liquidity are our cash and cash equivalents, totaling $470.8 million as of December 31, 2015. We consider all highly liquid investments, including money market funds, with an original maturity of three months or less when purchased to be cash equivalents. In November 2015, we completed our initial public offering in which we received total net proceeds of $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of $6.9 million. Prior to our initial public offering, our principal source of liquidity was private sales of convertible preferred stock with total cash proceeds to us of $544.9 million.

In addition, we have a revolving secured credit facility that matures in November 2020. To date, no funds have been drawn under the credit facility, with $375.0 million remaining available. Loans under the credit facility bear interest, at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarters. We are obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. We paid $0.5 million in unused commitment fees during the year ended December 31, 2015.

Prior to the third quarter of 2014, we funded Square Capital MCAs to our sellers entirely from our own cash balances. We currently fund a majority of these MCAs from arrangements with third parties that commit to purchase the future receivables related to these advances. We plan to continue to fund a majority of future MCAs through third-party sales. In addition to MCAs, we are expanding Square Capital further to offer new types of services, including merchant loans. We believe that our existing cash and cash equivalents and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot be assured that any additional financing will be available to us on acceptable terms or at all.

Short-term restricted cash of $13.5 million in 2015 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers’ payments transactions. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and given that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $14.7 million in 2015 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. We have recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, settlements receivable and customers payable and hence working capital. These fluctuations are primarily due to the following:

•
Timing of period end. For periods that end on a weekend or a bank holiday our cash and cash equivalents, settlements receivable and customers payable amounts typically will be more than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our cash, cash equivalents, settlements receivable, and customers payable balances at period end represent one to three days of receivables and disbursements to be made in the subsequent period. Customers payable and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds and chargebacks. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Cash Flows from Operating Activities

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, provisions for transaction losses, excess tax benefit from share-based award activity, provision for uncollectible receivables related to MCAs, losses on the disposal of property and equipment, deferred income taxes, and impairment of intangible assets, as well as the effect of changes in operating assets and liabilities, including working capital.

For the year ended December 31, 2015, cash provided by operating activities was $27.6 million, primarily as a result of a net loss of $179.8 million, offset by non-cash items consisting of share-based compensation expense of $82.3 million, provision for transaction losses of $43.4 million, provision for uncollectible receivables related to merchant cash advances of $6.2 million, and depreciation and amortization of intangible assets of $27.6 million. Additional cash provided from changes in our operating assets and liabilities, including increases in customers payable of $76.0 million, accrued expenses of $21.5 million, other current liabilities of $19.8 million, other liabilities of $11.1 million, and accounts payable of $7.8 million was partially offset by charge-offs and recoveries to accrued transaction losses of $34.7 million, and increases in settlements receivable of $27.4 million, merchant cash advance receivable of $13.4 million, and other current assets of $13.2 million.

For the year ended December 31, 2014, cash used by operating activities was $109.4 million, as a result of a net loss of $154.1 million, offset by non-cash items consisting of share-based compensation expense of $36.1 million, depreciation and amortization of intangible assets of $18.6 million, and provision for transaction losses of $18.5 million. Additional cash used by changes in our operating assets and liabilities, including increases in settlements receivable of $50.4 million, merchant cash advance receivable of $31.7 million, charge-offs and recoveries to accrued transaction losses of $17.5 million, and other current assets of $14.3 million, were offset by an increase in customers payable of $53.0 million, other liabilities of $23.3 million, and accrued expenses of $8.1 million.

For the year ended December 31, 2013, cash used by operating activities was $60.6 million, as a result of a net loss of $104.5 million, offset by non-cash items consisting of provision for transaction losses of $15.1 million, share-based compensation expense of $14.7 million, and depreciation and amortization of intangible assets of $8.3 million. Cash provided from changes in our operating assets and liabilities included increases in customers payable of $21.1 million, other liabilities of $14.3 million, and accrued expenses of $9.9 million, was offset by an increase in settlements receivable of $27.7 million, and charge-offs and recoveries to accrued transaction losses of $13.6 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, changes in restricted cash, and business acquisitions.

For the year ended December 31, 2015, cash used in investing activities was $45.1 million as a result of capital expenditures of $37.4 million, business acquisitions of $4.5 million, an increase of restricted cash of $1.9 million, and acquisition of intangible assets of $1.3 million.

For the year ended December 31, 2014, cash used in investing activities was $24.6 million as a result of capital expenditures of $28.8 million and an increase in restricted cash of $7.1 million, partially offset by business acquisitions net of cash acquired of $11.7 million from our acquisition of Caviar.

For the year ended December 31, 2013, cash used in investing activities was $10.8 million as a result of capital expenditures of $47.9 million and business acquisitions of $2.9 million, partially offset by a reduction in restricted cash of $40.0 million.

Cash Flows from Financing Activities

Cash flows provided by financing activities primarily relate to proceeds from our initial public offering, proceeds from our issuance of convertible preferred stock, proceeds from long-term debt under our revolving credit facility and proceeds from the exercise of stock options.

For the year ended December 31, 2015, cash provided by financing activities was $264.8 million as a result of proceeds from our initial public offering of $251.3 million, proceeds from our issuance of convertible preferred stock of $30.0 million, proceeds from the exercise of stock options of $13.8 million, and an excess tax benefit from share-based award activity of $1.1 million, offset by principal payments on debt of $30.0 million and payments of debt issuance costs of $1.4 million.

For the year ended December 31, 2014, cash provided by financing activities was $194.2 million as a result of proceeds from our issuance of convertible preferred stock of $148.7 million, proceeds from long-term debt under our revolving credit facility of $30.0 million, proceeds from the exercise of stock options of $14.1 million, and an excess tax benefit from share-based award activity of $1.3 million.

For the year ended December 31, 2013, cash provided by financing activities was $18.9 million as a result of proceeds from the exercise of stock options.
Contractual Obligations and Commitments

Our principal commitments consist of operating leases, capital leases and purchase commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2015.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases	128,974	15,437	30,906	31,002	51,629
Capital leases	114	62	52	—	—
Purchase commitments	27,307	27,307	—	—	—
Total	$156,395	$42,806	$30,958	$31,002	$51,629

Lease Commitments

We have entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2014 and 2025. We recognized total rental expenses under operating leases of $12.8 million, $11.4 million, and $6.1 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Purchase commitments

We had non-cancelable purchase obligations to hardware suppliers for $27.3 million for the year ended December 31, 2015.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements during the periods presented.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

We believe the assumptions and estimates associated with revenue recognition, accrued transaction losses, provision for uncollectible receivables related to MCAs, business combinations, goodwill and intangible assets, income taxes, and share-based compensation to have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 1 of the accompanying notes to our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery of obligations to our customers has occurred, the related fees are fixed or determinable, and collectibility is reasonably assured.

Transaction revenue and Starbucks transaction revenue

Transaction revenue and Starbucks transaction revenue consist of fees a seller pays us to process their payment transactions and is recognized upon authorization of a transaction. Revenue is recognized net of refunds, which are reversals of transactions initiated by sellers. We act as the merchant of record for our sellers, which puts us in their shoes with respect to card networks and puts the risk for refunds and chargebacks on us. Because we work directly with payment card networks and banks, sellers do not need to manage the complex systems, rules, and requirements of the payments industry.

We charge our sellers a transaction fee for payment processing services equal to 2.75% of the total transaction amount for processing card-present transactions and for processing payments with Square Invoices and Square Online Store, and 3.5% of the total transaction amount plus $0.15 per transaction for processing manually entered (card-not-present) transactions. We also selectively offer custom pricing for larger sellers, such as Starbucks.

The gross transaction fees collected from sellers is recognized as revenue on a gross basis as we are the primary obligor to the seller and are responsible for processing the payment, have latitude in establishing pricing with respect to the sellers and other terms of service, have sole discretion in selecting the third party to perform the settlement, and assume the credit risk for the transaction processed.

Software and data product revenue

Software and data product revenue primarily consists of revenue related to services provided through software offerings or deriving from the use of underlying data. Software and data product revenue is primarily generated by Square Capital, Caviar and software as a service.

Square Capital offers sellers a cash advance in exchange for a fixed amount of their future receivables. We perform extensive due diligence prior to purchasing the seller’s future receivables to ensure collectibility. For the cash advances in which we retain the right to future receivables, the fee for the advance is recognized ratably as cash is collected. We also sell a portion of our future receivables related to our merchant cash advances to third parties. We collect and recognize upfront fees, which are a fixed percentage of the cash advanced when the receivables are sold, and an ongoing servicing fee for facilitating the repayment of these receivables through our payment processing platform. The servicing fee is a fixed percentage of each repayment and recognized as the service is performed.

Caviar is a courier order management app that facilitates food delivery services for restaurants. Caviar revenue consists of service fees from restaurants, fixed delivery fees and service fees from consumers. All fees are recognized upon delivery of the food, net of refunds.

Software as a service provides the use of software on a stand-alone basis for a fee which is recognized ratably as service is provided.

Hardware revenue

Hardware revenue is generated from sales of Square Stand, third-party peripherals and Square Readers for both EMV chip cards and NFC. Hardware revenue is recorded net of returns and is recognized upon delivery of hardware to the end customer. We consider delivery to have occurred once title and risk of loss has been transferred. We record deferred revenue when we receive payments in advance of the delivery of products.

Accrued Transaction Losses

We are exposed to transaction losses due to chargebacks, which represent a potential loss due to a dispute between a seller and its customer or due to a fraudulent transaction. We establish reserves for estimated losses arising from processing payment transactions. These reserves represent the estimated amounts necessary to provide for transaction losses incurred as of the consolidated balance sheet date, including those for which we have not yet been notified.

The reserves are based on known facts and circumstances as of the reporting date, including subsequent events, and historical trends related to loss rates. Additions to the reserve are reflected in current operating results, while charges to the reserve are made when losses are recognized. These amounts are classified as transaction and advance losses on our consolidated statements of operations and comprehensive loss.

The establishment of appropriate reserves for transaction losses is an estimate based on the available data and is inherently an uncertain process. Ultimately, losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may impact the settlement or recovery of losses.

Provision for Uncollectible Receivables Related to MCAs

Merchant cash advance receivable, net represents the aggregate amount of MCA-related receivables owed by sellers as of the consolidated balance sheet date, net of an allowance for potential uncollectible amounts in the event of merchant fraud or default. We are not exposed to losses for the receivables that are sold to third parties in accordance with our arrangements with them. These third-party arrangements cover a majority of the dollar value of receivables outstanding. For the remaining receivables, we are generally exposed to advance losses related to uncollectibility, and similar to the accrued transaction loss, we establish losses for uncollectible receivables. We estimate the allowance based on an assessment of various factors, including historical experience, sellers’ current processing volume, and other factors that may affect the sellers’ ability to make future payments on the receivables. Additions to the allowance are reflected in current operating results, while charges against the allowance are made when losses are recognized. These additions are classified within transaction and advance loss on the consolidated statements of operations. Recoveries are reflected as a reduction in the allowance for uncollectible receivables related to MCAs when the recovery occurs. No provision existed prior to Square Capital's launch in 2014.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, to account for acquisitions. The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of total consideration over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded on the consolidated statements of operations.

Long-Lived Assets, including Goodwill and Acquired Intangibles

We evaluate the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimate undiscounted future net cash flows expected to be generated. We recorded an impairment charge of $2.4 million during the year ended December 31, 2013. There were no such charges during any other period presented.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. We perform a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. We have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For the periods presented, we had recorded no impairment charges.

Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis within cost of revenue. Customer relationships acquired are amortized on a straight-line basis over their estimated useful lives within operating expenses. We evaluate the remaining estimated useful life of our intangible assets being amortized on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Income Taxes

We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and uncertain tax positions.
We report income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.
Although we believe that we have adequately reserved for our uncertain tax positions, no assurance can be given that the final outcome of these matters will not be materially different. We adjust these reserves when facts and circumstances change, such as the closing of a tax audit. To the extent that the final outcome of these matters is different than the amounts recorded, such differences may affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related interest or penalties.

Share-Based Compensation

We measure compensation expense for all share-based payment awards, including stock options granted to employees, directors, and non-employees based on the estimated fair values on the date of each grant. The fair value of each stock option granted is estimated using the Black-Scholes-Merton option valuation model. Share-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of our actual historical forfeitures.
We have historically issued unvested restricted shares to employee stockholders of certain acquired companies. A portion of these awards is generally subject to continued post-acquisition employment, and this portion has been accounted for as post-acquisition share-based compensation expense. We recognize compensation expense equal to the grant date fair value of the common stock on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

We use the straight-line method for share-based compensation expense recognition. For the years ended December 31, 2015, 2014, and 2013, the weighted average assumptions used are as follows:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—%	—%	—%
Risk-free interest rate	1.73%	1.85%	1.55%
Expected volatility	47.68%	46.95%	46.47%
Expected term (years)	6.02	6.06	6.09

The following table summarizes the effects of share-based compensation on our consolidated statements of operations and comprehensive loss for the years ended December 31, 2015, 2014, and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Share-based compensation expense:
Product development	$54,738	$24,758	$8,820
Sales and marketing	7,360	3,738	1,235
General and administrative	20,194	7,604	4,603
Total	$82,292	$36,100	$14,658

As of December 31, 2015, there was $226.6 million of total unrecognized compensation expense related to outstanding stock options and restricted stock awards that is expected to be recognized over a weighted average period of 2.96 years.

Our 2015 Employee Stock Purchase Plan (ESPP) is considered a compensatory plan. The fair value is calculated using the Black-Scholes -Merton option valuation model and the amount of estimated employee contributions for the offering period. The share-based compensation expense is recognized on a straight-line basis over the purchase period with a true-up calculated once the final share amounts are known.

The total share-based compensation cost for restricted stock and restricted stock units (RSUs) is measured based on the closing fair market value of our common stock on the date of grant. We recognize share-based compensation cost on a straight-line over the requisite service period, net of estimated forfeitures.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the accompanying notes to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Cash and cash equivalents and short-term investments as of December 31, 2015, were held primarily in cash deposits and money market funds. The fair value of our cash, cash equivalents, and short-term investments would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. Any future borrowings incurred under the credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen and Canadian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SQUARE, INC.

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Square, Inc.:

We have audited the accompanying consolidated balance sheets of Square, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Square, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 10, 2016

SQUARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$470,775	$225,300
Restricted cash	13,537	11,950
Settlements receivable	142,727	115,481
Merchant cash advance receivable, net	36,473	29,302
Other current assets	42,051	27,834
Total current assets	705,563	409,867
Property and equipment, net	87,222	63,733
Goodwill	56,699	40,267
Acquired intangible assets, net	26,776	10,279
Restricted cash	14,686	14,394
Other assets	3,826	3,348
Total assets	$894,772	$541,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,869	$5,436
Customers payable	224,811	148,648
Accrued transaction losses	17,176	8,452
Accrued expenses	44,401	17,368
Other current liabilities	28,945	11,202
Total current liabilities	334,202	191,106
Debt	—	30,000
Other liabilities	52,522	47,110
Total liabilities	386,724	268,216
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 and 135,339,499 shares authorized at December 31, 2015 and December 31, 2014, respectively. None issued and outstanding at December 31, 2015 and 135,252,809 shares issued and outstanding at December 31, 2014.	—	514,945
Common stock, $0.0000001 par value: 1,000,000,000 Class A shares authorized; 31,717,133 issued and outstanding at December 31, 2015. No Class A shares authorized, issued, and outstanding at December 31, 2014. 500,000,000 and 445,000,000 Class B shares authorized; 303,232,312 and 154,603,683 issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in capital	1,116,882	155,166
Accumulated other comprehensive loss	(1,185)	(807)
Accumulated deficit	(607,649)	(395,632)
Total stockholders’ equity	508,048	273,672
Total liabilities and stockholders’ equity	$894,772	$541,888

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue:
Transaction revenue	$1,050,445	$707,799	$433,737
Starbucks transaction revenue	142,283	123,024	114,456
Software and data product revenue	58,013	12,046	—
Hardware revenue	16,377	7,323	4,240
Total net revenue	1,267,118	850,192	552,433
Cost of revenue:
Transaction costs	672,667	450,858	277,833
Starbucks transaction costs	165,438	150,955	139,803
Software and data product costs	22,470	2,973	—
Hardware costs	30,874	18,330	6,012
Amortization of acquired technology	5,639	1,002	—
Total cost of revenue	897,088	624,118	423,648
Gross profit	370,030	226,074	128,785
Operating expenses:
Product development	199,638	144,637	82,864
Sales and marketing	145,618	112,577	64,162
General and administrative	143,466	94,220	68,942
Transaction and advance losses	54,009	24,081	15,329
Amortization of acquired customer assets	1,757	1,050	—
Impairment of intangible assets	—	—	2,430
Total operating expenses	544,488	376,565	233,727
Operating loss	(174,458)	(150,491)	(104,942)
Interest (income) and expense	1,163	1,058	(12)
Other (income) and expense	450	1,104	(950)
Loss before income tax	(176,071)	(152,653)	(103,980)
Provision for income taxes	3,746	1,440	513
Net loss	(179,817)	(154,093)	(104,493)
Deemed dividend on Series E preferred stock	(32,200)	—	—
Net loss attributable to common stockholders	$(212,017)	$(154,093)	$(104,493)
Net loss per share attributable to common stockholders:
Basic	$(1.24)	$(1.08)	$(0.82)
Diluted	$(1.24)	$(1.08)	$(0.82)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	170,498	142,042	127,845
Diluted	170,498	142,042	127,845
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(179,817)	$(154,093)	$(104,493)
Net foreign currency translation adjustments	(378)	(114)	(689)
Total comprehensive loss	$(180,195)	$(154,207)	$(105,182)

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Convertible preferred stock		Class A and B Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2012	134,528,520	$366,196	132,969,970	$—	$14,719	$(4)	$(137,046)	$243,865
Net loss	—	—	—	—	—	—	(104,493)	(104,493)
Shares issued in connection with:
Exercise of stock options	—	—	7,900,670	—	4,858	—	—	4,858
Vesting of early exercised stock options	—	—	—	—	3,052	—	—	3,052
Issuance of common stock	—	—	50,400	—	—	—	—	—
Issuance of common stock in connection with business combination	—	—	242,700	—	278	—	—	278
Starbucks common stock warrant	—	—	—	—	764	—	—	764
Series D preferred stock financing	—	1	—	—	—	—	—	1
Repurchase of common stock	—	—	(3,145,840)	—	—	—	—	—
Change in foreign currency translation	—	—	—	—	—	(689)	—	(689)
Share-based compensation	—	—	—	—	14,658	—	—	14,658
Balance at December 31, 2013	134,528,520	$366,197	138,017,900	$—	$38,329	$(693)	$(241,539)	$162,294
Net loss	—	—	—	—	—	—	(154,093)	(154,093)
Shares issued in connection with:
Exercise of stock options	—	—	9,403,147	—	8,685	—	—	8,685
Vesting of early exercised stock options	—	—	—	—	11,128	—	—	11,128
Issuance of common stock in connection with business combinations	—	—	8,384,156	—	59,576	—	—	59,576
Issuance of common stock	—	—	24,220	—	—	—	—	—
Series E preferred stock financing	9,700,289	148,748	—	—	—	—	—	148,748
Contribution of preferred stock	(8,976,000)	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,225,740)	—	—	—	—	—
Change in foreign currency translation	—	—	—	—	—	(114)	—	(114)
Share-based compensation	—	—	—	—	36,100	—	—	36,100
Tax benefit from share-based award activity	—	—	—	—	1,348	—	—	1,348
Balance at December 31, 2014	135,252,809	$514,945	154,603,683	$—	$155,166	$(807)	$(395,632)	$273,672
Net loss	—	—	—	—	—	—	(179,817)	(179,817)
Shares issued in connection with:
Issuance of common stock upon initial public offering, net of issuance costs	—	—	29,700,000		245,726	—	—	245,726
Series E preferred stock financing	1,940,058	29,952	—	—	—	—	—	29,952
Conversion of Series A, B, C, D & E preferred stock upon initial public offering to common stock	(137,192,867)	(544,897)	137,192,867		544,897	—	—	—

	Convertible preferred stock		Class A and B Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Deemed dividend on Series E preferred stock	—	—	10,299,696	—	32,200	—	(32,200)	—
Exercise of stock options	—	—	5,544,785	—	14,766	—	—	14,766
Vesting of early exercised stock options	—	—	—	—	4,958	—	—	4,958
Issuance of common stock related to acquisitions	—	—	3,591,014	—	35,776	—	—	35,776
Issuance of common stock	—	—	3,777	—	—	—	—	—
Contribution of common stock	—	—	(5,068,238)	—	—	—	—	—
Repurchase of common stock	—	—	(918,139)	—	—	—	—	—
Change in foreign currency translation	—	—	—	—	—	(378)	—	(378)
Share-based compensation	—	—	—	—	82,292	—	—	82,292
Tax benefit from share-based award activity	—	$—	—	$—	$1,101	$—	$—	$1,101
Balance at December 31, 2015	—	$—	334,949,445	$—	$1,116,882	$(1,185)	$(607,649)	$508,048

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(179,817)	$(154,093)	$(104,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	27,626	18,586	8,272
Share-based compensation	82,292	36,100	14,658
Excess tax benefit from share-based payment activity	(1,101)	(1,348)	—
Provision for transaction losses	43,379	18,478	15,080
Provision for uncollectible receivables related to merchant cash advances	6,240	2,431	—
Deferred provision for income taxes	26	(2,664)	—
Loss on disposal of property and equipment	270	133	2,705
Impairment of intangible assets	—	—	2,430
Changes in operating assets and liabilities:
Settlements receivable	(27,420)	(50,361)	(27,704)
Merchant cash advance receivable	(13,411)	(31,733)	—
Other current assets	(13,225)	(14,323)	(2,384)
Other assets	1,220	(636)	(37)
Accounts payable	7,831	179	(942)
Customers payable	76,008	52,956	21,148
Charge-offs and recoveries to accrued transaction losses	(34,655)	(17,514)	(13,613)
Accrued expenses	21,450	8,113	9,912
Other current liabilities	19,760	3,007	103
Other liabilities	11,111	23,295	14,288
Net cash (used in) provided by operating activities	27,584	(109,394)	(60,577)
Cash flows from investing activities:
Purchase of property and equipment	(37,432)	(28,794)	(47,931)
Payment for acquisition of intangible assets	(1,286)	(400)	—
(Increases) decreases in restricted cash	(1,878)	(7,075)	40,000
Business acquisitions (net of cash acquired)	(4,500)	11,715	(2,872)
Net cash used in investing activities:	(45,096)	(24,554)	(10,803)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	29,952	148,748	1
Proceeds from issuance of common stock upon initial public offering, net of offering costs	251,257	—	—
Proceeds from debt	—	30,000	—
Principal payments on debt	(30,000)	—	—
Payments of debt issuance costs	(1,387)	—	—
Proceeds from the exercise of stock options	13,840	14,056	18,906
Excess tax benefit from share-based payment award	1,101	1,348	—
Net cash provided by financing activities	264,763	194,152	18,907
Effect of foreign exchange rate on cash and cash equivalents	(1,776)	(1,080)	(760)
Net increase (decrease) in cash and cash equivalents	245,475	59,124	(53,233)
Cash and cash equivalents, beginning of the year	225,300	166,176	219,409
Cash and cash equivalents, end of the year	$470,775	$225,300	$166,176
See accompanying notes to consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Square, Inc. (together with its subsidiaries, Square or the Company) was founded in 2009. The Company is dedicated to making commerce easy for sellers by enabling payment processing and has extended the offerings to include financial and marketing services. The Company provides sellers a variety of tools to start, run, manage and grow their businesses.

Initial Public Offering

In November 2015, the Company completed its Initial Public Offering (IPO) in which it issued and sold 29,700,000 shares of Class A common stock at a public offering price of $9.00 per share and a selling stockholder sold 1,350,000 shares of Class A common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder. The total net proceeds received from the IPO were $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of approximately $6.9 million.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Significant estimates, judgments and assumptions in these consolidated financial statements include, but not limited to, those related to revenue recognition, accrued transaction losses, provision for uncollectible receivables related to MCAs, business combinations, goodwill and intangible assets, income taxes, and share-based compensation.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of obligations to its customers has occurred, the related fees are fixed or determinable, and collectibility is reasonably assured. Revenue is generated from the following:

Transaction revenue and Starbucks transaction revenue

Transaction revenue and Starbucks transaction revenue consists of fees a seller pays the Company to process their payment transactions and is recognized upon authorization of a transaction. Revenue is recognized net of refunds, which are reversals of transactions initiated by the sellers. The Company acts as the merchant of record for its sellers, and works directly with payment card networks and banks so that its sellers do not need to manage the complex systems, rules, and requirements of the payments industry. As the merchant of record, Square is liable for settlement of the transactions the Company processes for its sellers.

The Company charges its sellers a transaction fee for payment processing services equal to 2.75% of the total transaction amount for processing card-present transactions and for processing payments with Square Invoices and Square Online Store, and 3.5% of the total transaction amount plus $0.15 per transaction for processing manually entered (card-not-present) transactions. The Company also selectively offers custom pricing for larger sellers, such as Starbucks Corporation (Starbucks).

The gross transaction fees collected from sellers are recognized as revenue on a gross basis as the Company is the primary obligor to the seller and is responsible for processing the payment, has latitude in establishing pricing with respect to the sellers and other terms of service, has sole discretion in selecting the third party to perform the settlement, and assumes the credit risk for the transaction processed.

Software and data product revenue

Software and data product revenue primarily consists of revenue related to services provided through software offerings or deriving from the use of underlying data. Software and data product revenue is primarily generated by Square Capital, Caviar and other software as a service.

Square Capital offers sellers a cash advance in exchange for a fixed amount of their future receivables. The Company performs extensive due diligence prior to purchasing the seller’s future receivables to ensure collectibility. For the cash advances in which the Company retains the right to future receivables, the fee for the advance is recognized ratably as cash is collected. The Company also sells a portion of its future receivables related to its merchant cash advances to third parties. The Company collects and recognizes upfront fees, which are a fixed percentage of the cash advanced when the receivables are sold, and an ongoing servicing fee for facilitating the repayment of these receivables through its payment processing platform. The servicing fee is a fixed percentage of each repayment and recognized as the service is performed.

Caviar is a courier order management app that facilitates food delivery services for restaurants. Caviar revenue consists of service fees charged to restaurants, fixed delivery fees and service fees from consumers. All fees are recognized upon delivery of the food, net of refunds.

Software as a service provides the use of software on a stand-alone basis for a fee which is recognized ratably as service is provided.
Hardware revenue

Hardware revenue is generated from sales of Square Stand, third-party peripherals and Square Readers for both EMV chip cards and NFC. Hardware revenue is recorded net of returns and is recognized upon delivery of hardware to the end customer. The Company considers delivery to have occurred once title and risk of loss has been transferred. The Company records deferred revenue when it receives payments in advance of the delivery of products.

Cost of Revenue

Transaction costs and Starbucks transaction costs

Transaction costs and Starbucks transaction costs consist primarily of interchange fees set by payment card networks that are paid to the card-issuing financial institution, assessment fees paid to payment networks, fees paid to third-party payment card processors, and bank settlement fees. Contracts with third-party payment processors are typically for a term of two to four years.

Software and data product costs

Software and data product costs consist primarily of Caviar-related costs, which include payments to third-party couriers for deliveries and seller-facing equipment. Cost of revenue for other software and data products consists primarily of the amortization related to the development of certain software and data products.

Hardware costs

Hardware costs consist of all product costs associated with Square Stand, Square Readers for EMV chip cards and NFC, and third-party peripherals. Product costs include manufacturing-related overhead and personnel costs, certain royalties, packaging, and fulfillment costs.

Advertising costs

Advertising costs are expensed as incurred and included in sales and marketing expense on the consolidated statements of operations. Total advertising costs for the years ended December 31, 2015, 2014 and 2013 were $58.3 million, $45.1 million and $27.3 million, respectively.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock units (RSUs), and purchases under the Company’s 2015 Employee Stock Purchase Plan (ESPP) which is measured based on the grant-date fair value. The Company estimates the fair value using the Black-Scholes-Merton option valuation model and recognized compensation expense net of estimated forfeitures over the vesting period of the applicable award using the straight-line method. Forfeiture rates are estimated based on historical forfeitures of share-based awards and are adjusted to reflect changes in facts and circumstances, if any.

There are unvested restricted shares issued to employees of certain acquired companies. A portion of these awards is generally subject to continued post-acquisition employment, and which is accounted for as post-acquisition share-based compensation expense. The shares are measured based on the grant-date fair value and recognized as compensation expense on a straight-line basis over the required service period.

Income Taxes

The Company reports income taxes under the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

The Company uses financial projections to support its net deferred tax assets, which contain significant assumptions and estimates of future operations. If such assumptions were to differ significantly from actual future results of operations, it may have a material impact on the Company’s ability to realize its deferred tax assets. At the end of each period, the Company assesses the ability to realize the deferred tax assets. If it is more likely than not that the Company would not realize the deferred tax assets, then the Company would establish a valuation allowance for all or a portion of the deferred tax assets.

The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions in the provision for income tax expense on the consolidated statements of operations.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments, including money market funds, with an original maturity of three months or less when purchased to be cash equivalents.

As of December 31, 2015 and 2014, restricted cash of $13.5 million and $12.0 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

As of December 31, 2015 and 2014, the remaining restricted cash of $14.7 million and $14.4 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (Note 16). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

Concentration of Credit Risk

For the years ended December 31, 2015, 2014 and 2013, the Company had no customer other than Starbucks who accounted for greater than 10% of total net revenue.

The Company had three third-party processors that represented approximately 56%, 23% and 16% of settlements receivable as of December 31, 2015. The Company had three third-party processors that represented approximately 50%, 33% and 12% of settlements receivable as of December 31, 2014.

The Company places its cash and cash equivalents with large financial institutions. Balances in these accounts exceed federally insured limits at times.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, Fair Value Measurement (ASC 820), to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards. ASC 820 establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

•
Level 2 Inputs: Other than quoted prices included in Level 1 Inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Settlements Receivable

Settlements receivable represents amounts due from third-party payment processors for customer transactions. Settlements receivable are typically received within one to three business days of the transaction date. No valuation allowances have been established, as funds are due from large, well-established financial institutions with no historical collections issue.

Provision for Uncollectible Receivables Related to MCAs

Merchant cash advance receivable, net represents the aggregate amount of MCA-related receivables owed by sellers as of the consolidated balance sheet date, net of an allowance for potential uncollectible receivables. The Company is not exposed to losses for the receivables that are sold to third parties in accordance with the Company’s arrangements with them. For the receivables retained by the Company, it is generally exposed to losses related to uncollectibility, and, similar to the accrued transaction loss, the Company establishes advance losses for uncollectible receivables. The Company estimates the allowance based on an assessment of various factors, including historical experience, merchants’ current processing volume, and other factors that may affect the sellers’ ability to make future payments on the receivables. Additions to the allowance are reflected in current operating results, while charges against the allowance are made when losses are recognized. These additions are classified within transaction and advance losses on the consolidated statements of operations. Recoveries are reflected as a reduction in the allowance for uncollectible receivables when the recovery occurs. No provision existed prior to 2014, as Square Capital launched in 2014 (see Note 3).

Capitalized Software

The Company capitalizes certain cost incurred in developing internal-use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Capitalized costs are included in property and equipment, net, and amortized on a straight-lined basis over the estimated useful life of the software and included in product development costs or allocated to software and data product costs on the consolidated statements of operations. The Company capitalized $4.5 million, $6.4 million and $2.4 million of internally developed software during the years ended December 31, 2015, 2014 and 2013, respectively, and recognized $3.2 million, $2.7 million and $0.5 million of amortization expense during the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Reader Costs

The Company capitalizes the cost of its magnetic stripe readers, which are included in other current assets on the consolidated balance sheets. The amount capitalized represents the cost of the readers, including packaging and shipping costs, held on-hand by the Company as of each consolidated balance sheet date. Once they are shipped to a third-party distributor or an end-customer, they are recorded as marketing expense on the consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation, which is computed on a straight-line basis over the asset’s estimated useful life.
The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Capitalized software	18 to 36 months
Computer and data center equipment	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses.

Leases

The Company leases office space and equipment under non-cancellable capital and operating leases with various expiration dates. For leases that contain rent escalations, the Company records the total rent expense on a straight-line basis over the lease term.

When lease agreements provide allowances for leasehold improvements, the Company capitalizes the leasehold improvement assets and recognizes the related depreciation expense on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset, and reduces rent expense on a straight-line basis over the term of the lease by the amount of the allowances provided.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, to account for acquisitions. The purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of total consideration over the fair values of the assets acquired and the liabilities assumed is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments would be recorded on the consolidated statements of operations.

Long-Lived Assets, including Goodwill and Acquired Intangibles

The Company evaluates the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimate undiscounted future net cash flows expected to be generated. The Company recorded an impairment charge of $2.4 million during the year ended December 31, 2013. There were no such charges during any other period presented.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For the periods presented, the Company had recorded no impairment charges.

Acquired intangibles consist of acquired technology and customer relationships associated with various acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis within cost of revenue. Customer relationships acquired are amortized on a straight-line basis over their estimated useful lives within operating expenses. The Company evaluates the remaining estimated useful life of its intangible assets being amortized on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Customers Payable

Customers payable represents the transaction amounts, less revenue earned by the Company, owed to sellers. The payable amount comprises amounts owed to customers due to timing differences, amounts held by the Company in accordance with its risk management policies, and amounts held for customers who have not yet linked a bank account.

Accrued Transaction Losses

The Company establishes a reserve for estimated transaction losses due to chargebacks, which represent a potential loss due to disputes between a seller and their customer or due to a fraudulent transaction. The reserve is estimated based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates. Additions to the reserve are reflected in current operating results, while charges to the reserve are made when losses are recognized. These amounts are classified within transaction and advance losses on the consolidated statements of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, a new accounting standard update on revenue recognition from contracts with customers. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. According to the new guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. In August 2015, the FASB issued ASU No. 2015-14, which amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either the Company's fiscal year ending December 31, 2017 or 2018. The guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. The new guidance provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the consolidated financial statements are issued. This guidance will be effective for the Company’s fiscal year ending December 31, 2016, with early adoption permitted. The Company does not believe the pending adoption of ASU 2014-15 will have a material impact on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, accounting standards update under which the debt issuance costs related to a recognized debt liability will be required to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issues ASU No. 2015-15, Interest-Imputation of Interest, accounting standards update which provided further guidance for debt issuance costs associated with line-of-credit arrangements. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this new guidance and it did not have any effect on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. The new guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This guidance will be effective for the Company’s fiscal year ending December 31, 2016, with early adoption permitted. The Company does not believe the pending adoption of ASU 2015-05 will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, as part of its simplification initiative. The current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for market replacement cost and net realizable value less an approximately normal profit margin. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this new guidance and it did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent on the consolidated balance sheets. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this new guidance on a prospective basis as a change in accounting policy and therefore prior periods were not retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance is intended to improve the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted with certain restrictions. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$337,234	$—	$—	$132,217	$—	$—
Total	$337,234	$—	$—	$132,217	$—	$—

The carrying amounts of certain financial instruments, including cash equivalents, settlements receivable, merchant cash advance receivable, accounts payable, customers payable, settlements payable, and debt, approximate their fair values (a Level 2 measurement) due to their short-term nature.
On August 21, 2015, the Company amended its payment processing agreement with Starbucks such that, as of October 1, 2015, the Company is no longer Starbucks' exclusive payment processing provider, Starbucks can terminate the agreement upon 30 days' prior notice, and any payment processing volumes are subject to increased rates beginning on October 1, 2015. As part of this amendment, the previously unvested warrants related to processing targets in the United Kingdom and Japan have been canceled. Additionally, the Company agreed to facilitate the sale of 2,269,830 shares of Series D preferred stock held by Starbucks to a third party, or to repurchase the shares, for an aggregate purchase price of no less than $37 million. If the aggregate purchase price in a sale to a third party of the Series D preferred stock is less than $37 million, then the Company will pay Starbucks the difference. This obligation terminates upon the expiration of the 180 day lock-up period following the IPO. In the event that such obligation has not terminated, and the shares have not been sold, by October 30, 2016, the Company is obligated to repurchase the shares for an aggregate purchase price of $37 million.

The Company has designated this obligation as a derivative instrument, which was initially valued at $1.5 million as of September 30, 2015. As a Level 3 investment, this derivative is to be measured at fair value on a recurring basis. The Company used a Monte Carlo pricing model to determine the initial fair value of this derivative instrument. The Monte Carlo pricing model considers various inputs such as the fair value of the preferred shares, the probability of completing an initial public offering, and the probability of identifying a third party investor. Adjusting significant inputs would not have a material impact to the fair value of this instrument. This obligation terminates upon the expiration of the 180 day lock-up period following the IPO. Since the liability will be extinguished upon the lock-up period expiration date of May 17, 2016, the Company has assessed the fair value of the derivative as of December 31, 2015, to be insignificant.

Assets Measured at Fair Value on a Non-recurring Basis
The Company measures certain assets at fair value on a non-recurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the years ended December 31, 2015, 2014 and 2013, no indications of other-than-temporary impairment were identified and therefore no fair value measurements were required.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2015, 2014 and 2013, the Company did not have any transfers between Level 2 or Level 3 assets.

NOTE 3 - MERCHANT CASH ADVANCE RECEIVABLE, NET
The Company enters into purchase and sale transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price. The delivery of the future receivables purchased in exchange for the advance cash purchase price is facilitated through the merchant’s payment processing activities with the

Company. There is no economic recourse to the seller in the event that the future receivables are not generated. There is also no fixed period of time in which the seller must deliver the purchased future receivables to the Company, as delivery of the purchased future receivables is contingent on the sellers’ generation of such receivables. The Company does have limited contractual remedies in the event that a seller breaches its agreement with the Company (e.g. where a seller does not use the Company as its exclusive processor while future receivables purchased by the Company remain outstanding). Although there is no economic recourse to the seller in the event that the future receivables are not generated, the degree of uncertainty related to this economic benefit is mitigated by the extensive due diligence performed by the Company prior to purchasing the seller’s future receivables and is further mitigated by limited contractual remedies. The Company’s due diligence includes, but is not limited to: detailed analyses of the seller’s historical processing volumes, transaction count, chargebacks, growth, and account longevity.
The Company is exposed to losses related to uncollectible receivables purchased by the Company other than receivables that are sold to third parties in accordance with the Company’s arrangements with these third parties.

The Company establishes reserves for uncollectible receivables based on historical trends, adverse economic conditions, and specific merchant activity. Subsequent delivery to the Company of a previously designated uncollectible receivable is reflected as a reduction in the allowance for uncollectible receivables when the delivery of the receivable occurs. No provision existed prior to fiscal year 2014.

The following table summarizes the activities of the Company’s allowance for uncollectible receivables (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Allowance for uncollectible receivables, beginning of the year	$2,431	$—
Provision for uncollectible receivables	6,240	2,431
Receivables charged off	(1,228)	—
Allowance for uncollectible receivables, end of the year	$7,443	$2,431

NOTE 4 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property, equipment, and internally-developed software at cost, less accumulated depreciation and amortization (in thousands):

	December 31, 2015	December 31, 2014
Computer equipment	$43,531	$31,596
Office furniture and equipment	9,339	6,488
Leasehold improvements	65,298	40,771
Capitalized software	14,533	10,034
Construction in process	490	1,391
Total	133,191	90,280
Less: Accumulated depreciation and amortization	(45,969)	(26,547)
Property and equipment, net	$87,222	$63,733
Depreciation and amortization expense on property and equipment was $20.1 million, $16.5 million and $8.2 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Construction in Process
Construction in process consists of leasehold improvements and furniture at the Company’s offices under construction as of December 31, 2015 and 2014. Upon completion of construction, the assets will be depreciated over their useful lives.

NOTE 5 - ACQUISITIONS
Fiscal 2015

During the year ended December 31, 2015, the Company completed acquisitions for a total consideration of $32.0 million, consisting of 2,923,881 shares of common stock, options to purchase 26,173 shares of common stock, and $4.5 million in cash. These acquisitions were accounted for as business combinations. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Of the total purchase consideration of $32.0 million, $16.4 million has been allocated to goodwill, $14.9 million to acquired intangible assets, $0.8 million to property and equipment, and $0.2 million to deferred tax liabilities. Goodwill from these acquisitions is primarily attributable to expected synergies and cost reductions. $29.8 million of the intangible assets and goodwill generated from these acquisitions is deductible for tax purposes. Acquisition-related costs of $0.6 million were recognized in general and administrative expenses. Of the total purchase price, 355,284 shares of common stock and 22,818 options have been accounted for as post-combination compensation expense. As of December 31, 2015, 677,769 shares of the total share consideration remain withheld for indemnification purposes.

The results of operations from these acquisitions have been consolidated with those of the Company as of the acquisition date. The acquisitions’ impact on revenue and net earnings for the year ended December 31, 2015, were not material. There was also no material impact on the Company’s revenue and net earnings on a pro forma basis for all periods presented.
Additionally, the Company completed an acquisition of certain assets for a total purchase consideration of $9.5 million, consisting of 667,133 shares of common stock, and $1.0 million in cash. This transaction was accounted for as a purchase of assets, which consists of $9.0 million in intangible assets and $0.5 million of other assets.
Fiscal 2014
Caviar, Inc.
On August 1, 2014, the Company acquired 100% of the outstanding shares of Caviar, Inc. (“Caviar”), a San Francisco-based food delivery service. This acquisition deepens the Company’s commitment to driving more commerce through innovative marketing services such as enabling delivery for restaurants that do not currently deliver.
Pursuant to the merger agreement, the Company issued 6,223,536 shares of common stock and 168,834 replacement stock options (including 1,296,701 shares and 119,409 replacement stock options related to replacement share-based awards that have been accounted for as post-combination compensation expense). During the year ended December 31, 2014, acquisition-related costs of $0.3 million were recognized in general and administrative expense. The results of Caviar’s operations have been included in the consolidated financial statements since the closing date.
The acquisition was accounted for as a business combination. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the consideration paid for Caviar and the estimated fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Stock (4,926,701 shares of common stock)	$44,143
Options (49,425 common stock options)	173
$44,316
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $11,644)	$11,823
Non-current assets	667
Intangible customer assets	5,300
Intangible technology assets	2,500
Total liabilities assumed	(3,026)
Total identifiable net assets acquired	17,264
Goodwill	27,052
Total	$44,316
As of December 31, 2015, 1,292,207 shares of the total share consideration remain withheld for indemnification purposes.
Goodwill from the Caviar acquisition is primarily attributable to expected synergies as the Company continues to develop integrated business management tools for sellers in the restaurant vertical. None of the goodwill generated from the Caviar acquisition is deductible for tax purposes.

The results of operations from the Caviar acquisition have been consolidated with those of the Company as of the acquisition date. The Caviar acquisition's impact on revenue and net earnings were not material for the year ended December 31, 2015. Similarly, its impact on the Company's revenue and net earnings on a pro forma basis for all periods presented were not material.
BookFresh, LLC
On February 21, 2014, the Company acquired 100% of the outstanding shares of BookFresh, LLC (BookFresh), a San Francisco based company specializing in online appointment booking and scheduling software for small businesses. The acquisition of BookFresh accelerated the Company’s plans for Square Appointments.
Pursuant to the merger agreement, the Company issued 2,160,620 shares of common stock (including 57,060 shares related to replacement share-based awards that have been accounted for as post-combination compensation expense). Acquisition-related costs of $0.2 million were recognized in general and administrative expenses. The results of BookFresh’s operations have been included in the consolidated financial statements since the closing date.
The acquisition was accounted for as a business combination. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the consideration paid for BookFresh and the estimated fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Stock (2,103,560 shares of common stock)	$15,259
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $71)	$128
Non-current assets	9
Intangible customer assets	1,300
Intangible technology assets	2,300
Total liabilities assumed	(1,091)
Total identifiable net assets assumed	2,646
Goodwill	12,613
Total	$15,259

As of December 31, 2015, 216,070 shares of the total share consideration remain withheld for indemnification purposes.
Goodwill from the BookFresh acquisition is primarily attributable to expected synergies from future growth opportunities. None of the goodwill generated from the BookFresh acquisition is deductible for tax purposes.

The results of operations from the BookFresh acquisition have been consolidated with those of the Company as of the acquisition date. The BookFresh acquisition's impact on revenue and net earnings for the year ended December 31, 2015 were not material. Similarly, its impact on the Company’s revenue and net earnings on a pro forma basis for all periods were not material.
Fiscal 2013
Minetta, LLC
On November 29, 2013, the Company acquired certain assets and liabilities of Minetta, LLC (Minetta). Minetta’s main business purpose was to develop and support the Viewfinder mobile application, a tool for photo-sharing and social networking. The purpose of the transaction was to acquire technology and employees. The aggregate purchase price was $3.2 million and was paid in cash and equity of 24,270 shares of common stock (17,902 of the shares related to post combination compensation expense). During the year ended December 31, 2013, acquisition related costs of $0.2 million were recognized in general and administrative expenses.
The acquisition was accounted for as a business combination. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the consideration paid for Minetta and the estimated fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Cash	$2,872
Stock (63,680 shares of common stock)	278
Fair value of total consideration transferred	$3,150
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$91
Property and equipment	27
Intangible assets	2,430
Total identifiable net assets assumed	2,548
Goodwill	602
Total	$3,150
Goodwill of $0.6 million arising from the acquisition consists primarily of the benefit of incorporating engineering talent from Minetta, and the full amount is deductible for tax purposes.
The Company fair valued the acquired intangible assets totaling $2.4 million using the cost approach. The market and income approaches were not used given (1) there are no comparable transactions for technology at a similar development stage, and (2) Minetta had not generated any revenue as of the acquisition date.
During December 2013, the Company determined that it needed to wind down the Minetta business and had no plans to utilize Minetta’s technology in its own products. As the acquired intangible assets were not expected to contribute directly or indirectly to the future cash flows of the Company, and there were no other ways to monetize the technology, the Company recorded an impairment charge of $2.4 million to reduce the carrying value of the Minetta intangible assets to zero. The Company recorded the impairment charge within operating expenses during the year ended December 31, 2013.

NOTE 6 - GOODWILL
Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.
The following table summarizes activities related to the carrying value of goodwill (in thousands):

Balance at December 31, 2012	$—
Acquisition of Minetta, LLC	602
Balance at December 31, 2013	$602
Acquisition of BookFresh, LLC	12,613
Acquisition of Caviar, Inc.	27,052
Balance at December 31, 2014	$40,267
Acquisitions completed during the year ended December 31, 2015	16,432
Balance at December 31, 2015	$56,699
The Company performed its annual goodwill impairment test as of December 31, 2015. The Company determined that the consolidated business is represented by a single reporting unit and concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As a result, the two-step goodwill impairment test was not required, and no impairments of goodwill were recognized during the year ended December 31, 2015.

NOTE 7 - ACQUIRED INTANGIBLE ASSETS
The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at December 31, 2015
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(348)	$937
Technology Assets	28,645	(6,644)	22,001
Customer Assets	6,645	(2,807)	3,838
Total	$36,575	$(9,799)	$26,776

	Balance at December 31, 2014
	Cost	Accumulated Amortization	Net
Patents	$1,175	$(244)	$931
Technology Assets	4,800	(1,002)	3,798
Customer Assets	6,600	(1,050)	5,550
Total	$12,575	$(2,296)	$10,279

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately thirteen years, three years, and six years, respectively.
Amortization expense associated with other intangible assets was $7.5 million, $2.1 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The total estimated annual future amortization expense of these intangible assets as of December 31, 2015, are as follows (in thousands):

2016	$9,790
2017	7,087
2018	4,686
2019	2,883
2020	1,070
Thereafter	1,260
Total	$26,776

NOTE 8 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets
The following table presents the detail of other current assets (in thousands):

	December 31, 2015	December 31, 2014
Accounts receivable	$4,808	$1,784
Prepaid expenses	7,101	5,108
Deferred reader costs	4,018	2,488
Inventory	11,864	2,991
Tenant improvement reimbursement receivable	1,788	10,139
Deferred hardware costs	1,709	2,265
Processing costs receivable	7,847	896
Other	2,916	2,163
Total	$42,051	$27,834

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2015	December 31, 2014
Accrued hardware costs	$11,622	$2,744
Processing costs payable	11,417	—
Accrued professional fees	7,642	2,703
Accrued payroll	2,660	547
Other accrued liabilities	11,060	11,374
Total	$44,401	$17,368

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	December 31, 2015	December 31, 2014
Settlements payable	$13,105	$—
Employee early exercised stock options	2,141	5,827
Accrued redemptions	1,066	2,020
Current portion of deferred rent	2,393	1,567
Deferred tax liabilities	—	454
Deferred revenue	6,623	909
Other	3,617	425
Total	$28,945	$11,202

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2015	December 31, 2014
Deposits	$1,993	$2,663
Deferred tax assets	188	454
Other	1,645	231
Total	$3,826	$3,348

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	December 31, 2015	December 31, 2014
Deferred rent	$25,543	$26,625
Employee early exercised stock options	1,128	3,363
Deferred tax liabilities	299	—
Statutory liabilities	25,492	17,000
Other	60	122
Total	$52,522	$47,110

NOTE 10 - DEBT

The Company entered into a revolving credit agreement with certain lenders in April 2014, which provided for a $225.0 million revolving unsecured credit facility maturing on April 4, 2019. As of December 31, 2014, $30.0 million was drawn under the credit facility, with $195.0 million remaining available. On July 1, 2015, the Company paid the outstanding loan balance of $30.0 million, which was previously drawn under a revolving unsecured credit facility with certain lenders. On November 2, 2015, the Company entered into a new revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement, and provided for a $350.0 million revolving secured credit facility maturing on November 2020. Additionally, the Company entered into an agreement for an incremental $25.0 million of capacity under its revolving secured credit facility from an existing investor, which became effective following the IPO. This new revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the new credit facility bear interest, at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds were drawn under the new credit facility, with $375.0 million remaining available. The Company paid $0.5 million in unused commitment fees during the year ended December 31, 2015.

NOTE 11 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs.
The following table summarizes the activities of the Company’s reserve for payment processing transaction losses (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accrued transaction losses, beginning of the year	$8,452	$7,488	$6,021
Provision for transaction losses	43,379	18,478	15,080
Charge-offs and recoveries to accrued transaction losses	(34,655)	(17,514)	(13,613)
Accrued transaction losses, end of the year	$17,176	$8,452	$7,488

NOTE 12 - INCOME TAXES
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(157,229)	$(139,675)	$(69,980)
Foreign	(18,842)	(12,978)	(34,000)
Loss before income taxes	$(176,071)	$(152,653)	$(103,980)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$1,662	$2,746	$—
State	836	531	263
Foreign	1,222	827	250
Total current provision for income taxes	3,720	4,104	513
Deferred:
Federal	67	(2,503)	—
State	11	(161)	—
Foreign	(52)	—	—
Total deferred provision for income taxes	26	(2,664)	—
Total provision for income taxes	$3,746	$1,440	$513
The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Balance at December 31,
	2015	2014	2013
Tax at federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.2)	(0.1)	—
Foreign rate differential	(1.8)	(1.5)	(9.0)
Nondeductible expenses	(3.3)	(1.8)	(1.0)
Credits	8.2	2.7	3.0
Other items	(0.4)	0.7	—
Change in valuation allowance	(38.6)	(35.0)	(27.0)
Total	(2.1)%	(1.0)%	—%

The tax effects of temporary differences and related deferred tax assets and liabilities are as follows (in thousands):

	Balance at December 31,
	2015	2014	2013
Deferred tax assets:
Capitalized costs	$67,051	$28,102	$468
Accrued expenses	27,964	19,714	5,746
Net operating loss carryforwards	36,633	54,528	53,505
Tax credit carryforwards	25,349	11,662	7,699
Property, equipment and intangible assets	—	—	2,381
Share-based compensation	36,689	13,153	5,085
Other	1,469	542	—
Total deferred tax assets	195,155	127,701	74,884
Valuation allowance	(195,103)	(125,368)	(74,884)
Total deferred tax assets, net of valuation allowance	52	2,333	—
Deferred tax liabilities:
Property, equipment and intangible assets	(163)	(2,333)	—
Total deferred tax liabilities	(163)	(2,333)	—
Net deferred tax liabilities	$(111)	$—	$—

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Due to the history of losses generated in the U.S. and Singapore, the Company believes that it is more likely than not that its deferred tax assets in these jurisdictions will not be realized as of December 31, 2015. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The valuation allowance increased by approximately $69.7 million, $50.5 million and $19.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had $3.2 million of federal, $115.5 million of state, and $51.4 million of foreign net operating loss carryforwards, which will begin to expire in 2032 for federal and 2024 for state tax purposes. The foreign net operating loss carryforwards do not expire.

The benefit of stock options will only be recorded to stockholders’ equity when cash taxes payable is reduced. As of December 31, 2015, approximately $98.2 million of net operating loss is attributable to certain employee stock option deductions. This amount will be credited to stockholders’ equity when it is realized on the tax return.
As of December 31, 2015, the Company had $17.0 million of federal, $11.1 million of state, and $0.4 million of Canadian research credit carryforwards. The federal credit carryforward will begin to expire in 2029, the state credit carryforward has no expiration date, and the Canadian credit carryforward will begin to expire in 2035.
The Company also has a federal AMT credit carryforward of $2.5 million that has no expiration date and California Enterprise Zone credit carryforwards of $2.6 million, which will begin to expire in 2023.
Utilization of the net operating loss carryforwards and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before they are able to be utilized. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in a limitation that will reduce the total amount of net operating loss carryforwards and credits that can be utilized.

As of December 31, 2015, the unrecognized tax benefit was $90.4 million, of which $1.7 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at the beginning of the year	$78,031	$14,152	$105
Gross increases and decreases related to prior period tax positions	—	26,690	513
Gross increases and decreases related to current period tax positions	12,341	37,189	13,534
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to lapse of statute of limitations	—	—	—
Balance at the end of the year	$90,372	$78,031	$14,152

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2015, there were no significant accrued interest and penalties related to uncertain tax positions. The Company does not believe that it will release any significant unrecognized tax benefits within the next 12 months.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in Japan for tax year 2014. The Company’s various tax years starting with 2009 to 2015 remain open in various taxing jurisdictions.
As of December 31, 2015, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2015 are $2.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (H.R. 2029) was signed into law which retroactively and permanently extended the Federal R&D credit from January 1, 2015. This retroactive tax benefit, which would otherwise be recognized in the fourth quarter of 2015, is fully offset by a valuation allowance.

NOTE 13 - STOCKHOLDERS' EQUITY

Initial Public Offering

In November 2015, the Company completed its IPO in which it issued and sold 29,700,000 shares of Class A common stock at a public offering price of $9.00 per share and a selling stockholder sold 1,350,000 shares of Class A common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder. The total net proceeds received from the IPO were $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of approximately $6.9 million.

Retirement of Preferred Stock

In January 2014, the Company’s Chief Executive Officer contributed 8,976,000 shares of preferred stock back to the Company for no consideration. The purpose of the contribution was to retire such shares in order to offset stock ownership dilution to existing investors in connection with future issuances under the 2009 Stock Plan.

Convertible Preferred Stock

On October 23, 2015, the Company issued 1,940,058 shares of Series E preferred stock for proceeds of $30.0 million. Prior to the IPO, the Company's convertible preferred stock consisted of the following (in thousands, except share data):

	Shares
	Authorized	Outstanding
Series A	46,787,400	46,700,710
Series B-1	13,893,330	13,893,330
Series B-2	27,030,040	27,030,040
Series C	17,764,230	17,764,230
Series D	20,164,210	20,164,210
Series E	11,640,347	11,640,347
Total convertible preferred stock	137,279,557	137,192,867
On November 24, 2015, all shares of outstanding non-redeemable convertible preferred stock were automatically converted to 137,192,867 shares of the Company’s Class B common stock. As of December 31, 2015, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value.

Deemed Dividend on Series E Preferred Stock

On November 24, 2015, upon the closing of the IPO, certain holders of Series E preferred stock were issued an incremental 10,299,696 shares of Class B common stock pursuant to the Company's Restated Certificate of Incorporation dated as of September 8, 2014, as amended (the 2014 Certificate). The 2014 Certificate allowed for an adjustment to the Series E original conversion price based on a prescribed formula upon the Company's IPO. The conversion of the Series E preferred stock resulted in a beneficial conversion feature, analogous to a deemed dividend. The beneficial conversion feature was calculated as the difference between fair value of the Company's common stock ultimately issued, based on the commitment date fair value of the Company's common stock, and the initial proceeds received for the Series E preferred stock. As a result, the Company recorded a one-time $32.2 million deemed stock dividend that resulted in an increase to net loss to arrive at net loss attributable to common stockholders.

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2015, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

As of December 31, 2015, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of December 31, 2015, the Company issued 31,717,133 shares of Class A common stock and 303,232,312 shares of Class B common stock, each with a par value of $0.0000001 per share.

Common Stock Subject to Repurchase

In 2011, the Company gave service providers the option of amending their existing stock option agreements to allow them to exercise stock options prior to vesting. This amendment was not considered to be a modification of a stock option for accounting purposes. After the amendment was made, the Company offered this option to all new service providers that received stock option grants. The Company has the right to repurchase at the original purchase price any unvested (but outstanding) common shares upon termination of service of a service provider. The consideration received for an early exercise of a stock option is considered to be a deposit of the exercise price and the related amount is recorded as a liability. The liability is reclassified into equity on a ratable basis as the stock options vest. The Company has recorded a liability of $2.1 million in other current liabilities and $1.1 million in other non-current liabilities as of December 31, 2015, relating to 541,260 unvested shares at December 31, 2015. These shares are subject to a repurchase right held by the Company at the original issuance price in the event the optionees’ employment is terminated either voluntarily or involuntarily. The shares that are subject to a repurchase right held by the Company are legally issued and outstanding shares as of each period presented.

Warrants

On August 7, 2012, the Company entered into a payment processing agreement with Starbucks and issued it three warrants to purchase common stock, which warrants become exercisable if certain performance thresholds under the agreement are achieved prior to the termination of the agreement. The first warrant is exercisable for up to 9,456,955 shares of the Company’s common stock at $11.01 per share, if the Company’s payment processing solution is available in 33% of Starbucks’ owned and operated stores in the United States. The second warrant is exercisable for up to 3,152,310 shares of the Company’s common stock at $14.37 per share, if the Company’s payment processing solution is available in 25% of Starbucks’ owned and operated stores in the United Kingdom. The third warrant is exercisable for up to 3,152,310 shares of the Company’s common stock at $14.37 per share, if the Company’s payment processing solution is available in 25% of Starbucks’ owned and operated stores in Japan. The warrants also become exercisable even if such performance thresholds are not achieved if the Company consummates a change of control transaction, which does not include an initial public offering of the Company’s equity securities. The warrants expire on the earlier of: (1) five years from the date of exercisability; (2) the termination of the related commercial agreement; or (3) the consummation of a change of control transaction.

On November 8, 2012, the performance threshold related to the warrant to purchase 9,456,955 shares was reached. As such, the Company recognized the fair value of the warrant in the amount of $2.2 million, using a Black-Scholes option pricing model, as a share-based customer incentive, a contra-revenue component of the Company’s Starbucks transaction revenue. Due to certain provisions contained within the original warrant agreements, the Company was required to remeasure the fair value of the warrants through earnings each reporting period. The Company recognized the changes in fair value within other income and expense.

On September 30, 2013, the Company and Starbucks entered into an amendment to the warrant agreements, which included the removal of a financing down round protection provision. As a result, the warrants were thereafter considered to be indexed to the Company’s own common stock valuation, and liability-classification is no longer required. On September 30, 2013, the Company performed a final remeasurement of the fair value of the warrants and reclassified the balance from liability to equity. The Company recognized the change in fair value within other income and expense.

On August 21, 2015, the Company amended its payment processing agreement with Starbucks such that, as of October 1, 2015, the Company is no longer Starbucks' exclusive payment processing provider, Starbucks can terminate the agreement upon 30 days' prior notice, and any payment processing volumes will be subject to increased rates beginning on October 1, 2015. As part of this amendment, the previously unvested warrants related to processing targets in the United Kingdom and Japan have been canceled. Additionally, the Company agreed to facilitate the sale of 2,269,830 shares of Series D preferred stock owned by Starbucks to a third party, or to repurchase the shares, for an aggregate purchase price of no less than $37 million. If the aggregate purchase price in a sale to a third party of the Series D preferred stock is less than $37 million, then the Company will pay Starbucks the difference. The Company has designated this obligation as a derivative instrument initially valued at $1.5 million as of September 30, 2015 to be measured at fair value on a recurring basis (see Note 2). This obligation terminates upon the expiration of the 180 day lock-up period following the IPO. Since the liability will be extinguished upon the lock-up period expiration date of May 17, 2016, the Company has assessed the fair value of the derivative as of December 31, 2015, to be insignificant.

As of December 31, 2015, the Company had outstanding warrants to purchase an aggregate of 9,543,645 shares of its capital stock, with a weighted average exercise price of approximately $10.92 per share.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Option Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to its 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan.

Under the 2015 Plan, shares of common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year beginning with the 2016 fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s board of directors. As of December 31, 2015, the total number of options and RSUs outstanding under the 2015 Plan was 5,425,265 million shares, and 24,751,759 million shares were available for future issuance.
Under the 2009 Plan, shares of common stock are reserved for the issuance of incentive stock options (ISOs) or non-statutory stock options (NSOs) to eligible participants. The options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to 10 years from the date of grant. The Plan allows for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. Any unvested shares are subject to repurchase by the Company at their original exercise prices. As of December 31, 2015, the total number of options and RSUs outstanding under the 2009 Plan was 105,723,054 million shares. As of November 17, 2015, no additional shares will be issued under 2009 Plan.
In January 2015, the Company’s Chief Executive Officer contributed 5,068,238 shares of common stock back to the Company for no consideration. The purpose of the contribution was to retire such shares in order to offset stock ownership dilution to existing investors in connection with future issuances under the 2009 Plan.
A summary of stock option activity for the year ended December 31, 2015 is as follows (in thousands, except share and per share data):

	Number of stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2014	87,471,413	$4.46	8.36	$490,227
Granted	35,402,035	12.57
Exercised	(5,544,785)	3.15
Forfeited and canceled	(9,813,109)	6.71
Balance at December 31, 2015	107,515,554	$6.99	7.87	$656,194
Options vested and expected to vest at
December 31, 2015	92,280,637	$6.38	7.56	$635,422
Options exercisable at
December 31, 2015	104,699,454	$6.93	7.81	$644,676

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, “in-the-money” options. Aggregate intrinsic value for stock options exercised through December 31, 2015, 2014 and 2013 was $49.8 million, $47.8 million and $10.9 million, respectively.

The total weighted average grant-date fair value of options granted was $5.87, $3.84 and $1.61 per share for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Activity

The Company issued restricted stock units (RSUs) to certain employees in fiscal year 2015. These units typically vest over a term of four years. On December 18, 2015, the Company granted an aggregate of 1,854,145 RSUs, which vest within one year of their grant date.
Activity related to RSUs during the year ended December 31, 2015 is set forth below:

	Number of RSUs	Weighted average grant date fair value
Unvested at December 31, 2014	—	$—
Granted	3,636,365	13.14
Forfeited	(3,600)	$13.44
Unvested at December 31, 2015	3,632,765	$13.14
As of December 31, 2015 no RSUs had vested.

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods will be scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period, which commenced on November 19, 2015 and will end on the last trading day on or before November 15, 2016. Each offering period will include purchase periods, which will be the approximately six-month period commencing with one exercise date and ending with the next exercise date.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the exercise date. The ESPP contains an automatic rollover feature if the fair market value of the Company's stock at the end of any six-month purchase period is lower than the the fair market value at the original grant date. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8,400,000 million shares; (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as determined by the administrator.

As of December 31, 2015, no purchase has been made and 4,200,000 shares were available for future issuance under the ESPP. During the year ended December 31, 2015, the Company recorded $0.7 million of share-based compensation expense related to the ESPP.

Share-Based Compensation

The fair value of stock options and employee stock purchase plan shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate, expected dividends, and the estimated forfeitures of unvested stock options. To the extent actual forfeiture results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience. Share-based compensation expense is recorded net of estimated forfeitures on a straight-line basis over the requisite service period.

The fair value of stock options granted to non-employees, including consultants, is initially measured upon the date of grant and remeasured over the vesting period using the same methodology described above. These non-employees provide service to the Company on an ongoing basis, therefore, the performance commitment for each non-employee grant is not considered probable until the award is earned over time. The expected term for non-employee grants is the contractual term and share-based compensation expense is recognized on a straight-line basis over this term. Share-based compensation expense related to non-employees has not been material for any of the periods presented.
Effective August 31, 2015, the Company modified all of its nonstatutory stock option grants to extend the exercise term for terminated employees who have completed two years of service. In the event of a termination, the modified expiration date will be the earlier of (i) three years from termination or (ii) one year following an initial public offering, if in each case, the date of termination occurs between August 31, 2015 and the nine-month anniversary of the initial public offering. In all cases, the grants remain subject to earlier expiration in accordance with their original terms. During the year ended December 31, 2015, share-based compensation expense includes $3.3 million related to the vested portion of the impacted options, as a result of the modification. The Company will incur an additional $8.9 million of share-based compensation expense over the remaining vesting periods of the impacted options.
The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Fair value of common stock	$10.06 - $15.39	$7.25 - $10.06	$2.80 - $5.26
Dividend yield	—%	—%	—%
Risk-free interest rate	1.73%	1.85%	1.55%
Expected volatility	47.68%	46.95%	46.47%
Expected term (years)	6.02	6.06	6.09

The following table summarizes the effects of share-based compensation on the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Product development	$54,738	$24,758	$8,820
Sales and marketing	7,360	3,738	1,235
General and administrative	20,194	7,604	4,603
Total	$82,292	$36,100	$14,658

As of December 31, 2015, there was $226.6 million of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that is expected to be recognized over a weighted average period of 2.96 years.

NOTE 14 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For the year ended December 31, 2015, net loss attributable to common stockholders includes the issuance of 10,299,696 shares of the Company's common stock to certain holders of Series E preferred stock, in the form of a deemed stock dividend of $32.2 million. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss attributable to common stockholders.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(179,817)	$(154,093)	$(104,493)
Deemed dividend on Series E preferred stock	(32,200)	—	—
Net loss attributable to common stockholders	$(212,017)	$(154,093)	$(104,493)
Basic shares:
Weighted-average common shares outstanding	175,139	148,876	132,562
Weighted-average unvested shares	(4,641)	(6,834)	(4,717)
Weighted-average shares used to compute basic net loss per share	170,498	142,042	127,845
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	170,498	142,042	127,845

Loss per share attributable to common stockholders:
Basic	$(1.24)	$(1.08)	$(0.82)
Diluted	$(1.24)	$(1.08)	$(0.82)

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options and restricted stock units	111,148	87,471	71,463
Common stock warrants	9,544	15,762	15,762
Preferred stock warrants	—	87	87
Convertible preferred stock	—	135,253	134,529
Unvested shares	3,420	6,443	6,379
Employee stock purchase plan	172	—	—
Total anti-dilutive securities	124,284	245,016	228,220

NOTE 15 - OTHER INCOME AND EXPENSE
Other income and expense, net, is comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net (gain) loss on foreign exchange	$1,823	$1,116	$283
Starbucks share-based instruments	(1,485)	—	(1,235)
Other	112	(12)	2
Total other (income) and expense	$450	$1,104	$(950)

NOTE 16 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2014 and 2025. The Company recognized total rental expenses under operating leases of $12.8 million, $11.4 million, and $6.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2015 are as follows (in thousands):

	Capital	Operating
Year:
2016	$62	$15,437
2017	47	15,550
2018	5	15,356
2019	—	15,412
2020	—	15,590
Thereafter	—	51,629
Total	$114	$128,974
Less amount representing interest	(7)
Present value of capital lease obligations	107
Less current portion of capital lease obligation	(58)
Non-current portion of capital lease obligation	$49

Sublease income, which the Company is entitled to receive under non-cancelable sublease arrangements expiring in 2017, is not material for all periods presented.

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. Notably, the Company is currently involved in ongoing legal proceedings with Robert E. Morley and REM Holdings 3, LLC (REM). In two related proceedings, the Company is litigating disputes over certain patents and over Mr. Morley’s early involvement in the business enterprise that became Square.

On December 1, 2010, the Company, along with its co-founder Jim McKelvey, filed a complaint (2010 Complaint) in the United States District Court for the Eastern District of Missouri (District Court), which, as amended, concerns the inventorship, ownership, implied license, non-infringement, invalidity, and unenforceability of three patents: U.S. Patent Nos. 7,918,394 (‘394 Patent), 7,810,729 (‘729 Patent), and 7,896,248 (‘248 Patent). All three patents are in a single patent family directed to card reader technology. The patents, which the U.S. Patent and Trademark Office (PTO) granted in 2010 and 2011, name Mr. Morley as the sole inventor and REM as their assignee of rights. The 2010 Complaint sought to add Mr. McKelvey as a named inventor of those patents given his significant contributions to the claimed inventions. REM counterclaimed, alleging infringement by Square of the three patents, and the Company subsequently requested that the PTO reexamine those patents.

On January 17, 2012, the PTO issued a reexamination certificate invalidating the entirety of the ‘394 Patent. With the ‘394 Patent invalidated, two patents remained for consideration by the PTO: the ‘729 Patent and the ‘248 Patent. In April 2012, the PTO reexamination examiner closed prosecution on those two patents, rejecting all of the claims of the ‘729 Patent and 13 of the 20 claims of the ‘248 Patent as invalid in view of prior art. REM appealed the reexamination examiner’s rejections on these two remaining patents to the Patent Office Trial and Appeals Board (PTAB), and the Company appealed to have the PTAB reject the remaining seven claims of the ‘248 Patent and to recognize additional grounds for rejection of the previously rejected ‘248 Patent and ‘729 Patent claims. In March 2014, the PTAB issued a decision in the Company's favor, affirming the rejection of all claims of the ‘729 Patent, affirming the rejection of the 13 claims of the ‘248 Patent, and ruling that the reexamination examiner should also reject the remaining seven claims of the ‘248 Patent (having so ruled, the PTAB did not need to consider additional grounds for rejecting the ‘248 and ‘729 Patent claims). Following the PTAB’s ruling, REM filed a response on the ‘248 Patent, substantially amending (i.e., adding new limitations to) five of the seven claims the PTAB had found to be unpatentable. On June 5, 2015, the PTO reexamination examiner, having considered the newly amended claims on remand, issued a preliminary determination that the new limitations allowed those five dependent claims to overcome the grounds for the PTAB’s rejection ruling. The PTO reexamination examiner noted, however, that at least four of the five new claims were still unpatentable because they were indefinite, impermissibly broad, or lacked support in the specification. Additionally, on September 8, 2015, REM filed a notice of appeal at the Court of Appeals for the Federal Circuit challenging the PTAB’s decision regarding the ‘729 Patent. The Company's arguments with respect to the remaining claims of the ‘248 Patent at the PTAB and the appeal by REM with respect to the ‘729 Patent are still pending, and the Company intends to pursue them vigorously. With the exception of these five more recently amended claims, which have not yet progressed beyond preliminary reexamination examiner review, all of the claims from all three patents asserted in the 2010 Complaint have either been canceled or otherwise found unpatentable by the PTAB.

On January 30, 2014, three weeks after the PTAB hearing that resulted in the rejection of all of Mr. Morley’s and REM’s remaining claims of the patents in the 2010 Complaint, Mr. Morley and REM filed a complaint against the Company and against Jack Dorsey and Mr. McKelvey, in the District Court, alleging that the formation of Square and the development of the Company's card reader and decoding technologies constituted, among other things, breach of an alleged joint venture, fraud, negligent misrepresentation, civil conspiracy, unjust enrichment, and misappropriation of trade secrets, as well as other related claims (2014 Complaint). Mr. Morley contends as part of his alleged joint venture claim, among others, that he was an equal partner with Mr. Dorsey and Mr. McKelvey in the business enterprise that ultimately evolved into Square, and that Mr. Dorsey and Mr. McKelvey breached their alleged joint venture agreement with Mr. Morley by excluding him from ownership in Square. Mr. Morley claims that to the extent the defendants contend that no joint venture was formed, Mr. McKelvey and Mr. Dorsey committed fraud, negligent misrepresentation, and/or fraudulent nondisclosure. The 2014 Complaint also alleges infringement of another patent related to the ‘248, ‘394, and ‘729 Patents, U.S. Patent No. 8,584,946 (‘946 Patent). Mr. Morley is seeking a judgment and order that Square, Mr. Dorsey, and Mr. McKelvey hold ownership of Square in constructive trust for Mr. Morley, as well as a variety of additional damages, injunctive relief, royalties, and correction of inventorship of certain of the Company's patents.

Even prior to the filing of the 2014 Complaint, on December 31, 2013, the Company had filed a petition at the PTAB requesting inter partes review (IPR) proceedings to invalidate the ‘946 Patent. On July 7, 2015, the PTAB issued a decision on the IPR, rejecting 12 of the 17 claims of the ‘946 patent, including all independent claims, to be invalid based on prior art. On November 20, 2015, the PTAB rejected two additional claims of the ‘946 patent in response to the Company's request for rehearing. Consequently, 14 of the 17 claims of the ‘946 patent stand rejected. On February 9, 2016, the Company filed an ex parte reexamination request at the patent office to invalidate the three remaining claims of the ‘946 patent.

The Company moved to consolidate the 2014 Complaint with the 2010 Complaint (the Complaints), and the District Court granted our motion on July 16, 2014. The Company moved to dismiss certain claims as time barred under California and Delaware law, and the District Court denied the motion on October 16, 2014, applying Missouri law. The Company moved to stay counts of the 2014 Complaint related to alleged infringement of the ‘946 Patent and inventorship of certain of its patents, pending the ongoing PTO proceedings, and on April 2, 2015, the District Court granted the Company's motion to stay. The District Court has issued a scheduling order that sets forth the current expected schedule of important events in the proceedings, but no assurances can be given that the schedule will not change. The Company is vigorously defending against the Complaints. Notably, the Company filed a Motion for Summary Judgment on January 20, 2016. Briefing on the motion continues. The

Company is unable to estimate a possible loss or range of possible loss from the litigation because key aspects of the litigation may be resolved by summary judgment.

Additionally, the Company is involved in a class action lawsuit concerning independent contractors in connection with the Company's Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the Northern District of California against the Company's wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. Mr. Levin is also seeking an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA), on behalf of the putative class. On June 30, 2015, the Company filed a Motion to Compel Individual Arbitration and Motion to Dismiss the amended complaint. On November 16, 2015, the Court granted Caviar’s motion to compel arbitration of Mr. Levin’s individual claims and found the waiver of the representative California Labor Code cause of action under PAGA unenforceable under a recent appellate court ruling. On January, 22, 2016, the Court ruled that an arbitrator will determine whether the PAGA claim is arbitrable or should move forward in court. This arbitration has not yet been initiated. The Company will continue to vigorously defend against Mr. Levin’s claims. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from this matter.

In addition, from time to time, the Company involved in various other litigation matters and disputes arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of the Company's current legal proceedings will have a material adverse effect on the Company's business.

NOTE 17 - SEGMENT AND GEOGRAPHICAL INFORMATION
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating financial performance. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue
United States	$1,224,566	$825,578	$546,553
International	42,552	24,614	5,880
Total net revenue	$1,267,118	$850,192	$552,433

No individual country from the international markets contributed in excess of 10% of total revenue for the years ended December 31, 2015, 2014 and 2013.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2015	2014
Long-lived assets
United States	$168,583	$112,988
International	2,114	1,291
Total long-lived assets	$170,697	$114,279

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Data:
Cash paid for interest	$981	$940	$3
Cash paid for income taxes	1,916	2,442	25
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable and accrued expenses	5,593	—	215
Conversion of Series A, B, C, D & E preferred stock upon initial public offering to common stock	544,897	—	—
Unpaid offering costs related to initial public offering	5,530	—	—
Deemed dividend on Series E preferred stock	32,200	—	—
Fair value of shares issued related to acquisitions	35,776	59,576	278
Reclassification of customer common stock warrants to permanent equity	—	—	764

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2015 in connection with our 2016 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1)Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.
(3)Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 10, 2016
SQUARE, INC.
By:     /s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jack Dorsey, Sarah Friar, and Dana Wagner, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey Jack Dorsey	President, Chief Executive Officer, and Chairman(Principal Executive Officer)	March 10, 2016
/s/ Sarah Friar Sarah Friar	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2016
/s/ Roelof Botha Roelof Botha	Director	March 10, 2016
/s/ Earvin Johnson Earvin Johnson	Director	March 10, 2016
/s/ Jim McKelvey Jim McKelvey	Director	March 10, 2016
/s/ Mary Meeker Mary Meeker	Director	March 10, 2016
/s/ Ruth Simmons Ruth Simmons	Director	March 10, 2016
/s/ Lawrence Summers Lawrence Summers	Director	March 10, 2016
/s/ David Viniar David Viniar	Director	March 10, 2016

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37622	3.1	November 24, 2015
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.2	November 24, 2015
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of September 9, 2014.	S-1	333-207411	4.2	October 14, 2015
4.3	Warrant to purchase shares of convertible preferred stock issued to TriplePoint Capital LLC, dated as of March 17, 2010.	S-1	333-207411	4.3	October 14, 2015
4.4	Warrant to purchase shares of common stock issued to Starbucks Corporation, dated as of August 7, 2012, as amended on September 30, 2013.	S-1	333-207411	4.4	October 14, 2015
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2+	Square, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-207411	10.2	November 6, 2015
10.3+	Square, Inc. 2015 Employee Stock Purchase Plan, as amended, and related form agreements.
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6+	Square, Inc. Outside Director Compensation Policy.	S-1/A	333-207411	10.6	October 26, 2015
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.
10.9+	Offer Letter between the Registrant and Sarah Friar, dated as of October 1, 2015.	S-1/A	333-207411	10.9	November 6, 2015
10.10+	Offer Letter between the Registrant and Dana R. Wagner, dated as of October 1, 2015.	S-1/A	333-207411	10.10	November 6, 2015
10.11+	Offer Letter between the Registrant and Françoise Brougher, dated as of October 1, 2015.	S-1/A	333-207411	10.11	November 6, 2015
10.12+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.13	Office Lease by and between the Registrant and Hudson 1455 Market, LLC, dated as of October 17, 2012, as amended on March 22, 2013, January 22, 2014, and June 6, 2014.	S-1	333-207411	10.13	October 14, 2015
10.14	Revolving Credit Agreement dated as of November 2, 2015 among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-1/A	333-207411	10.14	November 6, 2015
10.15	Commitment Letter dated October 30, 2015 by Goldman Sachs Lending Partners LLC.	S-1/A	333-207411	10.14A	November 16, 2015
10.16#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	S-1	333-207411	10.15	October 14, 2015
10.17#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	S-1	333-207411	10.16	October 14, 2015
10.18#	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.	S-1	333-207411	10.17	October 14, 2015
21.1	List of subsidiaries of the Registrant.	S-1	333-207411	21.1	October 14, 2015
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

+	Indicates management contract or compensatory plan.

#
The Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 of the Securities Act of 1933, as amended.

†
The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.