Form 10-Q
period 2016-03-31
Square, Inc.
filed 2016-05-06
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________
Commission File Number: 001-37622
______________________
Square, Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	80-0429876
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1455 Market Street, Suite 600
San Francisco, CA 94103
(Address of principal executive offices, including zip code)
(415) 375-3176
(Registrant’s telephone number, including area code)
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2016, the number of shares of the registrant’s Class A common stock outstanding was 51,465,931 and the number of shares of the registrant’s Class B common stock outstanding was 283,834,631.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our anticipated expansion in international markets, our plans for funding and expanding Square Capital, our expectations regarding litigation, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.
The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$370,646	$470,775
Short-term investments	43,447	—
Restricted cash	13,542	13,537
Settlements receivable	189,049	142,727
Merchant cash advance receivable, net	48,157	36,473
Other current assets	55,211	42,051
Total current assets	720,052	705,563
Property and equipment, net	89,039	87,222
Goodwill	56,699	56,699
Acquired intangible assets, net	24,463	26,776
Long-term investments	29,715	—
Restricted cash	14,994	14,686
Other assets	10,107	3,826
Total assets	$945,069	$894,772
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,580	$18,869
Customers payable	283,860	224,811
Accrued transaction losses	15,419	17,176
Accrued expenses	97,335	44,401
Other current liabilities	33,738	28,945
Total current liabilities	449,932	334,202
Other liabilities	50,253	52,522
Total liabilities	500,185	386,724
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at March 31, 2016, and December 31, 2015. None issued and outstanding at March 31, 2016, and December 31, 2015.	—	—
Common stock, $0.0000001 par value: 1,000,000,000 Class A shares authorized at both March 31, 2016, and December 31, 2015; 31,717,133 issued and outstanding at both March 31, 2016, and December 31, 2015. 500,000,000 Class B shares authorized at both March 31, 2016, and December 31, 2015; 303,553,308 and 303,232,312 issued and outstanding at March 31, 2016, and December 31, 2015, respectively.	—	—
Additional paid-in capital	1,149,634	1,116,882
Accumulated deficit	(704,404)	(607,649)
Accumulated other comprehensive loss	(346)	(1,185)
Total stockholders’ equity	444,884	508,048
Total liabilities and stockholders’ equity	$945,069	$894,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Transaction revenue	$300,453	$211,110
Starbucks transaction revenue	38,838	29,237
Software and data product revenue	23,796	8,006
Hardware revenue	16,182	2,204
Total net revenue	379,269	250,557
Cost of revenue:
Transaction costs	194,276	132,107
Starbucks transaction costs	36,610	36,211
Software and data product costs	9,033	3,155
Hardware costs	26,740	4,197
Amortization of acquired technology	2,370	602
Total cost of revenue	269,029	176,272
Gross profit	110,240	74,285
Operating expenses:
Product development	64,592	39,545
Sales and marketing	38,496	36,181
General and administrative	96,107	28,119
Transaction and advance losses	7,861	16,322
Amortization of acquired customer assets	317	468
Total operating expenses	207,373	120,635
Operating loss	(97,133)	(46,350)
Interest (income) and expense, net	69	414
Other (income) and expense, net	(786)	796
Loss before income tax	(96,416)	(47,560)
Provision for income taxes	339	418
Net loss	$(96,755)	$(47,978)
Net loss per share:
Basic	$(0.29)	$(0.33)
Diluted	$(0.29)	$(0.33)
Weighted-average shares used to compute net loss per share
Basic	331,324	145,069
Diluted	331,324	145,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(96,755)	$(47,978)
Net foreign currency translation adjustments	510	(227)
Net unrealized gain (loss) on revaluation of intercompany loans	253	—
Net unrealized gain (loss) on marketable securities	76	—
Total comprehensive loss	$(95,916)	$(48,205)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(96,755)	$(47,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,118	5,546
Share-based compensation	31,198	13,461
Provision for transaction losses	7,182	13,757
Provision for uncollectible merchant cash advances	73	2,504
Deferred provision for income taxes	78	(207)
Loss (gain) on disposal of property and equipment	(38)	240
Changes in operating assets and liabilities:
Settlements receivable	(46,503)	(34,030)
Merchant cash advance receivable	(11,756)	(3,895)
Other current assets	(13,327)	3,210
Other assets	(6,301)	821
Accounts payable	2,576	4,683
Customers payable	58,866	38,631
Charge-offs and recoveries to accrued transaction losses	(8,939)	(5,398)
Accrued expenses	55,810	(5,443)
Other current liabilities	4,567	(1,723)
Other noncurrent liabilities	(1,360)	4,871
Net cash used in operating activities	(15,511)	(10,950)
Cash flows from investing activities:
Purchase of marketable securities	(73,086)	—
Purchase of property and equipment	(7,527)	(10,419)
Payment for acquisition of intangible assets	(400)	(100)
Change in restricted cash	(313)	—
Business acquisitions (net of cash acquired)	—	(3,750)
Net cash used in investing activities	(81,326)	(14,269)
Cash flows from financing activities:
Payments of offering costs related to initial public offering	(5,406)	—
Proceeds from the exercise of stock options	556	1,749
Net cash (used in) provided by financing activities	(4,850)	1,749
Effect of foreign exchange rate changes on cash and cash equivalents	1,558	(860)
Net decrease in cash and cash equivalents	(100,129)	(24,330)
Cash and cash equivalents, beginning of period	470,775	225,300
Cash and cash equivalents, end of period	$370,646	$200,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers of all sizes start, run, and grow their businesses. Square's point-of-sale service offers tools for every part of running a business, from accepting credit cards and tracking inventory, to real-time analytics and invoicing. Square also offers sellers financial and marketing services, including small business financing and customer engagement tools. Businesses and individuals can also use Square Cash, an easy way to send and receive money, as well as Caviar, a food delivery service for popular restaurants. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, and Australia.

Initial Public Offering

In November 2015, the Company completed its Initial Public Offering (IPO) in which it issued and sold 29,700,000 shares of Class A common stock at a public offering price of $9.00 per share and a selling stockholder sold 1,350,000 shares of Class A common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder. The total net proceeds received by the Company from the IPO were $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of approximately $6.9 million.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2015, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Significant estimates, judgments and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, provision for uncollectible receivables related to merchant cash advances (MCAs), business combinations, goodwill and intangible assets, income taxes, and share-based compensation.

Concentration of Credit Risk
For the three months ended March 31, 2016 and 2015, the Company had no customer other than Starbucks that accounted for greater than 10% of total net revenue. The Company had three third-party processors that represented approximately 48%, 34%, and 15% of settlements receivable as of March 31, 2016. The same three parties represented approximately 56%, 23%, and 16% of settlements receivable as of December 31, 2015.
The Company places its cash and cash equivalents and investments in marketable securities with large, creditworthy financial institutions. Balances in these accounts may exceed federally insured limits at times.

Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. This guidance specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, which provides implementation guidance on principal versus agent considerations in the new revenue recognition standard. This guidance clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,
which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

NOTE 2 - RESTRICTED CASH

As of both March 31, 2016 and December 31, 2015, restricted cash of $13.5 million is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions. The Company uses the restricted cash to secure letters of credit with the financial institutions to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the condensed consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

As of March 31, 2016 and December 31, 2015, the remaining restricted cash of $15.0 million and $14.7 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (see note 17). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its cash equivalents and short-term and long-term investments at fair value. The Company classifies its cash equivalents and short-term and long-term investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$224,602	$—	$—	$337,234	$—	$—
U.S. agency securities	—	2,500	—	—	—	—
Commercial paper	—	5,346	—	—	—	—
Municipal securities	—	1,672	—	—	—	—
Short-term securities:
U.S. agency securities	—	8,484	—	—	—	—
Corporate bonds	—	4,543	—	—	—	—
Commercial paper	—	20,430	—	—	—	—
U.S. government securities	9,990	—	—	—	—	—
Long-term securities:				—	—	—
U.S. agency securities	—	7,662	—	—	—	—
Corporate bonds	—	5,908	—	—	—	—
U.S. government securities	16,145	—	—	—	—	—
Total	$250,737	$56,545	$—	$337,234	$—	$—

The carrying amounts of certain financial instruments, including cash equivalents, settlements receivable, merchant cash advance receivable, accounts payable, customers payable, settlements payable, and debt, approximate their fair values due to their short-term nature.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2016 and 2015, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 4 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of March 31, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$8,479	$5	$—	$8,484
Corporate bonds	4,543	5	(5)	4,543
Commercial paper	20,430	—	—	20,430
U.S. government securities	9,985	5	—	9,990
Total	$43,437	$15	$(5)	$43,447

Long-term securities:
U.S. agency securities	$7,641	$21	$—	$7,662
Corporate bonds	5,901	7	—	5,908
U.S. government securities	16,107	38	—	16,145
Total	$29,649	$66	$—	$29,715

For the three months ended March 31, 2016, gains or losses realized on the sale of investments were insignificant. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2016, are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$43,437	$43,447
Due in one to five years	29,649	29,715
Total	$73,086	$73,162

NOTE 5 - MERCHANT CASH ADVANCE RECEIVABLE, NET
The Company enters into purchase and sale transactions with pre-qualified sellers in which the Company purchases a designated amount of future receivables for an upfront cash purchase price. The delivery of the future receivables purchased in exchange for the advance cash purchase price is facilitated through the merchant’s payment processing activities with the Company. There is no economic recourse to the seller in the event that the future receivables are not generated. There is also no fixed period of time in which the seller must deliver the purchased future receivables to the Company, as delivery of the purchased future receivables is contingent on the sellers’ generation of such receivables. The Company has limited contractual remedies in the event that a seller breaches its agreement with the Company (e.g., where a seller does not use the Company as its exclusive processor while future receivables purchased by the Company remain outstanding). Although there is no economic recourse to the seller in the event that the future receivables are not generated, the degree of uncertainty related to this economic benefit is mitigated by the extensive due diligence performed by the Company prior to purchasing the seller’s future receivables and is further mitigated by limited contractual remedies. The Company’s due diligence includes, but is not limited to, detailed analyses of the seller’s historical processing volumes, transaction count, chargebacks, growth, and account longevity.
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
The following table summarizes the activities of the Company’s allowance for uncollectible receivables (in thousands):

	Three Months Ended March 31,
	2016	2015
Allowance for uncollectible receivables, beginning of the period	$7,443	$2,431
Provision for uncollectible receivables	73	2,504
Receivables charged off	(58)	—
Allowance for uncollectible receivables, end of the period	$7,458	$4,935
    The table above includes a reduction in uncollectible receivables for the three months ended March 31, 2016, primarily as a result of an update to the Company's provision estimates for Square Capital, which the Company continues to refine as more historical data becomes available.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property, equipment, and internally-developed software at cost, less accumulated depreciation and amortization (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment	$46,751	$43,531
Office furniture and equipment	9,400	9,339
Leasehold improvements	67,714	65,298
Capitalized software	17,209	14,533
Construction in process	61	490
Total	141,135	133,191
Less: Accumulated depreciation and amortization	(52,096)	(45,969)
Property and equipment, net	$89,039	$87,222
Depreciation and amortization expense on property and equipment was $6.4 million for the three months ended March 31, 2016. Depreciation and amortization expense on property and equipment was $4.5 million for the three months ended March 31, 2015.

Construction in Process
Construction in process consists of leasehold improvements and furniture at the Company’s offices under construction as of March 31, 2016 and December 31, 2015. Upon completion of construction, the assets will be depreciated over their useful lives.

NOTE 7 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of March 31, 2016 and December 31, 2015, goodwill was $56.7 million.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS
The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2016
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(374)	$911
Technology Assets	29,045	(9,014)	20,031
Customer Assets	6,645	(3,124)	3,521
Total	$36,975	$(12,512)	$24,463

	Balance at December 31, 2015
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(348)	$937
Technology Assets	28,645	(6,644)	22,001
Customer Assets	6,645	(2,807)	3,838
Total	$36,575	$(9,799)	$26,776

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately thirteen years, three years, and six years, respectively.

Amortization expense associated with other intangible assets was $2.7 million for the three months ended March 31, 2016. Amortization expense associated with other intangible assets was $1.1 million for the three months ended March 31, 2015.

The total estimated annual future amortization expense of these intangible assets as of March 31, 2016, are as follows (in thousands):

2016 (remaining 9 months)	$6,259
2017	7,187
2018	5,687
2019	2,983
2020	1,087
Thereafter	1,260
Total	$24,463

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$3,268	$4,808
Prepaid expenses	12,789	7,101
Deferred reader costs	3,218	4,018
Inventory	14,878	11,864
Tenant improvement reimbursement receivable	2,054	1,788
Deferred hardware costs	2,559	1,709
Processing costs receivable	10,037	7,847
Other	6,408	2,916
Total	$55,211	$42,051

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	March 31, 2016	December 31, 2015
Accrued hardware costs	$2,656	$11,622
Processing costs payable	14,651	11,417
Accrued professional fees	7,637	7,642
Accrued payroll	6,493	2,660
Litigation accrual	50,000	—
Other accrued liabilities	15,898	11,060
Total	$97,335	$44,401

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	March 31, 2016	December 31, 2015
Settlements payable	16,308	$13,105
Employee early exercised stock options	1,663	2,141
Accrued redemptions	1,134	1,066
Current portion of deferred rent	2,569	2,393
Deferred revenue	6,213	6,623
Other	5,851	3,617
Total	$33,738	$28,945

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2016	December 31, 2015
Deposits	$2,054	$1,993
Deferred tax assets	122	188
Other	7,931	1,645
Total	$10,107	$3,826

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2016	December 31, 2015
Deferred rent	$25,083	$25,543
Employee early exercised stock options	609	1,128
Deferred tax liabilities	299	299
Statutory liabilities	24,214	25,492
Other	48	60
Total	$50,253	$52,522

NOTE 11 - DEBT
In November 2015, the Company entered into a new revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement, and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.
Loans under the credit facility bear interest, at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period in each case plus a margin ranging from 0.00% to 1.00% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million in unused commitment fees during the three months ended March 31, 2016.

NOTE 12 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrued transaction losses, beginning of the period	$17,176	$8,452
Provision for transaction losses	7,182	13,757
Charge-offs and recoveries to accrued transaction losses	(8,939)	(5,398)
Accrued transaction losses, end of the period	$15,419	$16,811

NOTE 13 - INCOME TAXES
The Company recorded an income tax expense of $0.3 million for the three months ended March 31, 2016, compared to income tax expense of $0.4 million for the three months ended March 31, 2015. The Company’s effective tax rate was approximately (0.4)% for the three months ended March 31, 2016, compared to an effective tax rate of (0.9)% for the three months ended March 31, 2015.
The Company’s effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where we conduct business.

As of March 31, 2016, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The income tax expense recorded for the three months ended March 31, 2016, was primarily due to state and foreign income tax expense. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2016, primarily relates to the valuation allowance on the Company’s deferred tax assets.

The tax provision for the three months ended March 31, 2016, was calculated on a jurisdiction basis. We estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 14 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as common stock throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of March 31, 2016, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of March 31, 2016, there were 31,717,133 shares of Class A common stock and 303,553,308 shares of Class B common stock outstanding, each with a par value of $0.0000001 per share.

Stock Plans
The Company maintains two share-based employee compensation plans: the 2009 Stock Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan.

Under the 2015 Plan, shares of common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, restricted stock units (RSUs), performance shares and stock bonuses to qualified employees, directors and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year or (iii) such number of shares determined by the Company’s board of directors. As of March 31, 2016, the total number of shares subject to stock options and RSUs outstanding under the 2015 Plan was 8,395,459, and 42,414,446 shares were available for future issuance. As of March 31, 2016, the total number of shares subject to stock options and RSUs outstanding under the 2009 Plan was 101,516,657. As of November 17, 2015, no additional securities will be issued under 2009 Plan.
A summary of stock option activity for the three months ended March 31, 2016 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2015	107,515,554	$6.99	7.87	$656,194
Granted	20,700	9.77
Exercised	(327,976)	1.73
Forfeited	(3,801,721)	$12.03
Balance at March 31, 2016	103,406,557	6.82	7.72	874,966
Options vested and expected to vest at
March 31, 2016	95,493,312	6.51	7.29	837,620
Options exercisable at
March 31, 2016	100,569,757	6.76	7.67	857,167

Restricted Stock Activity

The Company issued RSUs to certain employees in fiscal year 2015. These RSUs typically vest over a term of four years.
Activity related to RSUs during the three months ended March 31, 2016 is set forth below:

	Number of RSUs	Weighted average grant date fair value
Unvested at December 31, 2015	3,632,765	$13.14
Granted	3,040,950	11.29
Forfeited	(168,156)	$13.61
Unvested at March 31, 2016	6,505,559	$12.26

Share-Based Compensation
The fair value of stock options and employee stock purchase plan shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model.
Effective August 31, 2015, the Company modified all of its nonstatutory stock option grants to extend the exercise term for terminated employees who have completed two years of service. In the event of a termination, the modified expiration date will be the earlier of (i) three years from termination or (ii) one year following an initial public offering, if in each case, the date of termination occurs between August 31, 2015 and the nine-month anniversary of the initial public offering. In all cases, the grants remain subject to earlier expiration in accordance with their original terms. During the three months ended March 31, 2016, share-based compensation expense included $0.7 million related to the vested portion of the impacted options, as a result of the modification. The Company will incur an additional $7.4 million of share-based compensation expense over the remaining vesting periods of the impacted options.
The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	—%	—%
Risk-free interest rate	1.39%	1.63%
Expected volatility	43%	54%
Expected term (years)	6.08	6.15

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Product development	$21,947	$8,958
Sales and marketing	2,903	1,429
General and administrative	6,348	3,074
Total	$31,198	$13,461

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. During the three months ended March 31, 2016, the Company recorded $1.5 million of share-based compensation expense related to the ESPP, which is included in the table above. There was no similar activity during the three months ended March 31, 2015.
As of March 31, 2016, there was $241.6 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 2.86 years.

NOTE 15 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(96,755)	$(47,978)
Basic shares:
Weighted-average common shares outstanding	335,177	151,171
Weighted-average unvested shares	(3,853)	(6,102)
Weighted-average shares used to compute basic net loss per share	331,324	145,069
Diluted shares:
Weighted-average shares used to compute diluted loss per share	331,324	145,069
Net loss per share:
Basic	$(0.29)	$(0.33)
Diluted	$(0.29)	$(0.33)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options and restricted stock units	109,912	90,583
Common stock warrants	9,544	15,762
Preferred stock warrants	—	87
Convertible preferred stock	—	135,253
Unvested shares	3,428	6,450
Employee stock purchase plan	635	—
Total anti-dilutive securities	123,519	248,135

NOTE 16 - OTHER INCOME AND EXPENSE, NET
Other income and expense, net, is comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Net (gain) loss on foreign exchange	$(897)	$771
Other	111	25
Total other (income) and expense, net	$(786)	$796

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2014 and 2025. The Company recognized total rental expenses under operating leases of $2.8 million for the three months ended March 31, 2016, compared to $3.4 million for the three months ended March 31, 2015.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2016 are as follows (in thousands):

	Capital	Operating
Year:
2016 (remaining 9 months)	$49	$11,598
2017	50	15,607
2018	7	15,379
2019	—	15,414
2020	—	15,590
Thereafter	—	51,629
Total	$106	$125,217
Less amount representing interest	(5)
Present value of capital lease obligations	101
Less current portion of capital lease obligation	(61)
Non-current portion of capital lease obligation	$40

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

Even prior to the filing of the 2014 Complaint, on December 31, 2013, the Company had filed a petition at the PTAB requesting inter partes review (IPR) proceedings to invalidate the ‘946 Patent. On July 7, 2015, the PTAB issued a decision on the IPR, rejecting 12 of the 17 claims of the ‘946 patent, including all independent claims, to be invalid based on prior art. On November 20, 2015, the PTAB rejected two additional claims of the ‘946 patent in response to the Company's request for rehearing. Consequently, 14 of the 17 claims of the ‘946 patent stand rejected. On February 9, 2016, the Company filed an ex parte reexamination request at the patent office to invalidate the three remaining claims of the ‘946 patent. On March 30, 2016, the patent office granted the Company's request and instituted reexamination on all three claims.

The Company moved to consolidate the 2014 Complaint with the 2010 Complaint (the Complaints), and the District Court granted the Company's motion on July 16, 2014. The Company moved to dismiss certain claims as time barred under California and Delaware law, and the District Court denied the motion on October 16, 2014, applying Missouri law. The Company moved to stay counts of the 2014 Complaint related to alleged infringement of the ‘946 Patent and inventorship of certain of its patents, pending the ongoing PTO proceedings, and on April 2, 2015, the District Court granted the Company's motion to stay. The District Court has issued a scheduling order that sets forth the current expected schedule of important events in the proceedings, but no assurances can be given that the schedule will not change. A two-week trial is currently scheduled for June 13, 2016. The Company is vigorously defending against the Complaints. Notably, the Company filed a Motion for Summary Judgment on January 20, 2016. On April 22, 2016, the District Court denied the Company's Motion for Summary Judgment. The Company recently signed a binding term sheet with Mr. Morley and REM stipulating the material terms of a settlement. While the final definitive agreement has not yet been finalized, the Company recorded a charge of $50.0 million in general and administrative expenses for three months ended March 31, 2016. Until the Company enters into a final definitive agreement, the Company can make no assurances about the specific settlement terms, including monetary and nonmonetary terms.

Additionally, the Company is involved in a class action lawsuit concerning independent contractors in connection with the Company's Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the Northern District of California against the Company's wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 on behalf of the putative class. On March 29, 2016, the Court entered a Notice of Intent to Dismiss the lawsuit, and on May 2, 2016, the Court dismissed the lawsuit in its entirety. The parties stipulated that certain dismissed claims may be pursued by a different courier, if plaintiff's counsel so chooses.

In addition, from time to time, the Company is involved in various other litigation matters and disputes arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, the Company believes that none of the Company's current legal proceedings will have a material adverse effect on the Company's business.

NOTE 18 - SEGMENT AND GEOGRAPHICAL INFORMATION
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
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue
United States	$367,164	$242,955
International	12,105	7,602
Total net revenue	$379,269	$250,557

No individual country from the international markets contributed in excess of 10% of total revenue for three months ended March 31, 2016, and 2015.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2016	December 31, 2015
Long-lived assets
United States	$166,670	$168,583
International	3,531	2,114
Total long-lived assets	$170,201	$170,697

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Cash Flow Data:
Cash paid for interest	$142	$418
Cash paid for income taxes	220	420
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	(657)	3,662
Unpaid offering costs related to initial public offering	124	—
Fair value of shares issued related to acquisitions	—	22,887

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the information set forth within the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview
We started Square in February 2009 to enable anyone with a mobile device to accept card payments, anywhere, anytime. While we found early success providing easy access to card payments, commerce extends beyond payments. In every transaction, we see opportunity for our sellers: to learn more about which products are selling best, to reinvest in their businesses, or to create and engage loyal buyers. Although we currently generate approximately 89% of our total net revenue from payment processing services, which include revenue generated from Starbucks, we have extended our product and service offerings to include additional software and data products, all to help sellers start, run, and grow their businesses.

We work to democratize commerce—leveling the playing field for sellers of all sizes. Our focus on technology and design allows us to create products and services that are accessible, intuitive, and easy-to-use. We set attractive and transparent pricing that is easy for our sellers to understand. We provide a free software app with our affordable (often free) hardware to turn mobile devices into powerful POS solutions in minutes. Our insights into our sellers’ businesses have allowed us to develop services that are applicable to businesses of all types and sizes, from Square Analytics to digital receipts. We continue to add advanced software features that tailor our POS solution to specific types of sellers, such as open tickets for bars and restaurants and inventory management for retailers. We also bring further capabilities to our sellers through Build with Square, a suite of developer tools that allows sellers to process online payments on their own self-hosted website, customize any iOS point-of-sale to process payments with Square, and track, manage, and grow both their online and offline businesses in a single dashboard.

Because of our approach, we have grown rapidly. Millions of sellers accept payments with Square. They span all types of businesses: from cabs to coffee shops, lawyers to landscapers, retail stores to restaurants. Although substantially all of our revenue is currently generated in the United States, we also serve sellers throughout Canada, Japan and, as of the first quarter of 2016, Australia. As this international base of sellers grows, we expect our Gross Payment Volume (GPV) and revenue in these regions to grow as well. We serve sellers of all sizes, ranging from a single vendor at a farmers’ market to multinational businesses. Our products and services are built to scale, so sellers can stay with us over the life of their businesses.

The addition of new products and services is also a key part of our strategy. Our scale, growth, and unique insights enable us to serve sellers of all sizes with additional financial services and marketing services, further strengthening our business. For example, we expect sellers who grow sales as a result of deploying funds from Square Capital into their business will likely also process increased payment volume with us. We are also focused on evolving each of our services to best serve our sellers, as evidenced by Square Capital's recent expansion from offering merchant cash advances (MCAs) to offering merchant loans, which offer increased flexibility for sellers, and position the service for continued scalable growth.

For the three months ended March 31, 2016, we processed $10.3 billion of GPV, up 45% from the three months ended March 31, 2015. For the three months ended March 31, 2016, our total net revenue grew to $379 million, up 51% from the three months ended March 31, 2015. For the three months ended March 31, 2016, our Adjusted Revenue grew to $146 million, up 64% from the three months ended March 31, 2015. We intend to continue to make investments that will serve sellers and buyers over the long term even if a return on these investments is not realized in the short term. For the three months ended March 31, 2016 and March 31, 2015, we generated a net loss of $96.8 million and $48.0 million, respectively.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Transaction revenue	$300,453	$211,110	$89,343	42%
Starbucks transaction revenue	38,838	29,237	$9,601	33%
Software and data product revenue	23,796	8,006	$15,790	197%
Hardware revenue	16,182	2,204	$13,978	634%
Total net revenue	$379,269	$250,557	$128,712	51%
Total net revenue for the three months ended March 31, 2016, increased by $128.7 million, or 51%, compared to the three months ended March 31, 2015.
Transaction revenue for the three months ended March 31, 2016, increased by $89.3 million, or 42%, compared to the three months ended March 31, 2015. This increase was attributable to growth in GPV processed of $3.2 billion, or 45%, to $10.3 billion from $7.1 billion. The majority of GPV growth was derived from new sellers added within the three months ended March 31, 2016; a smaller portion was generated by GPV growth from the payment activity of existing sellers that were approved to transact with us on or prior to March 31, 2015. Transaction revenue contributed 79% of total net revenue in the three months ended March 31, 2016, compared to 84% in the three months ended March 31, 2015.
Starbucks transaction revenue for the three months ended March 31, 2016, increased by $9.6 million, or 33%, compared to the three months ended March 31, 2015. Starbucks transaction revenue contributed 10% of total net revenue in the three months ended March 31, 2016, compared to 12% in the three months ended March 31, 2015. Under our amended payment processing agreement effective October 1, 2015, Starbucks agreed to pay increased processing rates to us for as long as it continues to process transactions with us. While Starbucks announced that it would transition to another payment processor prior to the expiration of the payment processing agreement in the third quarter of 2016, we continued to process a portion of Starbucks payments, generating transaction revenue at the newly increased rates.
Software and data product revenue for the three months ended March 31, 2016, increased by $15.8 million, or 197%, compared to the three months ended March 31, 2015. The increase was driven by the launch and expansion of new products and services in 2015 and 2016, including instant deposits. During the three months ended March 31, 2016, Square Capital and Caviar remained the largest contributors to software and data product revenue. Software and data product revenue contributed 6% of total net revenue in the three months ended March 31, 2016, compared to 3% in the three months ended March 31, 2015.
Hardware revenue for the three months ended March 31, 2016, increased by $14.0 million, or 634%, compared to the three months ended March 31, 2015. The increase primarily reflects growth in shipments of our Square Reader for Europay,

MasterCard, and Visa (EMV) chip cards and near field communication (NFC) following its launch in the fourth quarter of 2015. We also continued to generate increased sales of Square Stand and third-party peripherals. Hardware revenue contributed 4% of total net revenue in the three months ended March 31, 2016, compared to 1% in the three months ended March 31, 2015.
Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Transaction costs	$194,276	$132,107	$62,169	47%
Starbucks transaction costs	36,610	36,211	$399	1%
Software and data product costs	9,033	3,155	$5,878	186%
Hardware costs	26,740	4,197	$22,543	537%
Amortization of acquired technology	2,370	602	$1,768	294%
Total cost of revenue	$269,029	$176,272	$92,757	53%

Total cost of revenue for the three months ended March 31, 2016, increased by $92.8 million, or 53%, compared to the three months ended March 31, 2015.

Transaction costs for the three months ended March 31, 2016, increased by $62.2 million, or 47%, compared to the three months ended March 31, 2015. This increase was primarily attributable to growth in GPV processed of $3.2 billion, or 45%, compared to the three months ended March 31, 2015.

Starbucks transaction costs for the three months ended March 31, 2016, increased by $0.4 million, or 1%, compared to the three months ended March 31, 2015. As a result of Starbucks' agreement to pay us increased processing rates effective October 1, 2015, growth in Starbucks transaction revenue outpaced growth in Starbucks transaction costs compared to the prior year period.

Software and data product costs for the three months ended March 31, 2016, increased by $5.9 million, or 186%, compared to the three months ended March 31, 2015, primarily reflecting increased costs associated with growth and expansion of Caviar. To a lesser extent we also incurred increased amortization costs related to the development of certain software and data products.

Hardware costs for the three months ended March 31, 2016, increased by $22.5 million, or 537%, compared to the three months ended March 31, 2015. The increase primarily reflects growth in shipments of our Square Reader for EMV chip cards and NFC following its launch in the fourth quarter of 2015, and to a lesser extent, increased sales of Square Stand and third-party peripherals. Hardware costs associated with the production of Square Stand exceed the revenue we derive from sales of Square Stand. For the three months ended March 31, 2016, hardware costs grew more slowly than hardware revenue as a result of increased sales of third-party peripherals and the introduction of our Square Reader for EMV chip cards and NFC.

Amortization of acquired technology for the three months ended March 31, 2016, increased by $1.8 million, or 294%, compared to the three months ended March 31, 2015. The increase was related to new technology assets obtained through acquisitions that occurred in 2015.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Product development	$64,592	$39,545	$25,047	63%
% of total net revenue	17%	16%
Sales and marketing	$38,496	$36,181	$2,315	6%
% of total net revenue	10%	14%
General and administrative	$96,107	$28,119	$67,988	242%
% of total net revenue	25%	11%
Transaction and advance losses	$7,861	$16,322	$(8,461)	(52)%
% of total net revenue	2%	7%
Amortization of acquired customer assets	$317	$468	$(151)	(32)%
% of total net revenue	—%	—%
Total operating expenses	$207,373	$120,635	$86,738	72%

Product development expenses for the three months ended March 31, 2016, increased by $25.0 million, or 63%, compared to the three months ended March 31, 2015, primarily due to an increase in engineering, design, and product personnel in the period from March 31, 2015 to March 31, 2016, and increased tooling costs associated with the development of our next generation hardware products. For the three months ended March 31, 2016, product development expenses included $21.9 million of share-based compensation expense, representing a $13.0 million increase compared to the three months ended March 31, 2015. For the three months ended March 31, 2016, product development expenses also included $3.1 million of depreciation expense, representing a $0.3 million increase compared to the three months ended March 31, 2015.
Sales and marketing expenses for the three months ended March 31, 2016, increased by $2.3 million, or 6%, compared to the three months ended March 31, 2015, primarily due to an increase in sales and marketing personnel in the period from March 31, 2015 to March 31, 2016, and increased costs associated with our Square Cash peer-to-peer transfer service. This increase was offset in part by a decrease of $2.4 million in paid marketing expenses primarily due to elevated TV advertising in the prior year period. For the three months ended March 31, 2016, sales and marketing expenses included $2.9 million of share-based compensation expense, representing a $1.5 million increase compared to the three months ended March 31, 2015.
General and administrative expenses for the three months ended March 31, 2016, increased by $68.0 million, or 242%, compared to the three months ended March 31, 2015, due in large part to an increase in customer support, legal, compliance, and finance personnel in the period from March 31, 2015 to March 31, 2016. For the three months ended March 31, 2016, general and administrative expenses included $50.0 million of expense related to a litigation accrual, with no similar activity during the three months ended March 31, 2015. This accrual represents an estimate of potential losses related to ongoing legal proceedings with Robert E. Morley. The balance of the increased expenses in the period was primarily due to increased third-party legal, finance, consulting and certain software license expenses. For the three months ended March 31, 2016, general and administrative expenses included $6.3 million of share-based compensation expense, representing a $3.3 million increase compared to the three months ended March 31, 2015.
Transaction and advance losses for the three months ended March 31, 2016, decreased by $8.5 million compared to the three months ended March 31, 2015. During the three months ended March 31, 2015, we accrued an estimate of $5.7 million related to a fraud loss from a single seller, with no similar activity during the three months ended March 31, 2016. The remaining decrease is primarily a result of an update to our provision estimates for Square Capital, which we continue to refine as more historical data becomes available.
Amortization of acquired customer assets for the three months ended March 31, 2016, decreased by $0.2 million compared to the three months ended March 31, 2015, primarily as a result of certain customer assets reaching end of life.

Interest and Other Income and Expense, Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Interest (income) and expense, net	$69	$414	$(345)	(83)%
Other (income) and expense, net	(786)	796	$(1,582)	(199)%

Interest (income) and expense, net, for the three months ended March 31, 2016, decreased by $0.3 million compared to the three months ended March 31, 2015, primarily driven by interest income earned on our recent investment in marketable securities offsetting most of our interest expense.

Other (income) and expense, net, for the three months ended March 31, 2016, changed by $1.6 million compared to the three months ended March 31, 2015, driven primarily by favorable fluctuations in foreign exchange rates.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Provision for income taxes	$339	$418	$(79)	(19)%
Effective tax rate	(0.4)%	(0.9)%

Provision for income taxes for the three months ended March 31, 2016, decreased by $0.1 million compared to the three months ended March 31, 2015.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to revenue, net (loss) income, and other results under generally accepted accounting principles in the United States (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. Each of these metrics and measures excludes the effect of our payment processing agreement with Starbucks. We do not intend to renew our payment processing agreement with Starbucks when it expires in the third quarter of 2016, and we amended the agreement to eliminate the exclusivity provision in order to permit Starbucks to begin transitioning to another payment processor starting October 1, 2015. Under the amendment, Starbucks also agreed to pay increased processing rates to us for as long as it continues to process transactions with us. Starbucks has announced that it will transition to another payment processor and will cease using our payment processing services altogether prior to the scheduled expiration of the agreement in the third quarter of 2016. As a result, we believe it is useful to exclude Starbucks activity to clearly show the impact Starbucks has had on our financial results historically, to provide insight into the impact of the expected termination of the Starbucks agreement on our revenues going forward, to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment processors. Our agreements with other sellers, including Starbucks following the amendment described above, generally provide both those sellers and us the unilateral right to terminate such agreements at any time, without fine or penalty. Furthermore, we generally do not enter into long-term contractual agreements with sellers.

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$10,290	$7,117	$3,174	45%
Adjusted Revenue	$146,155	$89,213	$56,942	64%
Adjusted EBITDA	$(9,083)	$(20,129)	$11,046	NM

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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Total net revenue	$379,269	$250,557	$128,712	51%
Less: Starbucks transaction revenue	38,838	29,237	9,601	33%
Less: transaction costs	194,276	132,107	62,169	47%
Adjusted Revenue	$146,155	$89,213	$56,942	64%

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net loss, adjusted to eliminate the effect of Starbucks transaction revenue, Starbucks transaction costs and a litigation accrual described in Note 17 of the Notes to the Condensed Consolidated Financial Statements, before interest income and expense, provision or benefit for income taxes, depreciation, amortization, share-based compensation expense, other income and expense, the gain or loss on the sale of property and equipment and impairment of intangible assets. We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash items and certain variable charges.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, and share-based compensation expenses, from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We exclude Starbucks transaction revenue and Starbucks transaction costs because Starbucks has announced that it will transition to another payment processor prior to the scheduled expiration of our payment processing agreement in the third quarter of 2016. We believe that providing Adjusted EBITDA metrics that exclude the impact of our agreement with Starbucks is useful to investors. We exclude the litigation accrual described in Note 17 of the Notes to the Condensed Consolidated Financial Statements, gain or loss on the sale of property and equipment and impairment of intangible assets from Adjusted EBITDA because we do not believe that these items are reflective of our ongoing business operations. In addition, we believe it is useful to exclude interest income and expense, other income and expense, and provision or benefit from income taxes, as these items are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Net loss	$(96,755)	$(47,978)	$(48,777)	NM
Starbucks transaction revenue	(38,838)	(29,237)	(9,601)	NM
Starbucks transaction costs	36,610	36,211	399	1%
Share-based compensation expense	31,198	13,461	17,737	132%
Depreciation and amortization	9,118	5,546	3,572	64%
Litigation accrual	50,000	—	50,000	—%
Interest (income) and expense	69	414	(345)	(83)%
Other (income) and expense	(786)	796	(1,582)	(199)%
Provision for income taxes	339	418	(79)	(19)%
Loss (gain) on sale of property and equipment	(38)	240	(278)	(116)%
Adjusted EBITDA	$(9,083)	$(20,129)	$11,046	NM

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, investments in marketable securities, and restricted cash (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$370,646	$470,775
Short-term investments	$43,447	$—
Long-term investments	$29,715	$—
Short-term restricted cash	$13,542	$13,537
Long-term restricted cash	$14,994	$14,686

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(15,511)	$(10,950)
Net cash used in investing activities	$(81,326)	$(14,269)
Net cash (used in) provided by financing activities	$(4,850)	$1,749
Effect of foreign exchange rate changes on cash and cash equivalents	$1,558	$(860)
Net decrease in cash and cash equivalents	$(100,129)	$(24,330)

Our principal sources of liquidity are our cash, cash equivalents and investments in marketable securities. As of March 31, 2016, we had $443.8 million of cash, cash equivalents and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale. In November 2015, we completed our initial public offering in which we received total net proceeds of $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of $6.9 million. Prior to our initial public offering, our principal source of liquidity was private sales of convertible preferred stock with total cash proceeds to us of $544.9 million.

In addition, we have a revolving secured credit facility that matures in November 2020. To date, no funds have been drawn under the credit facility, with $375.0 million remaining available. Loans under the credit facility bear interest, at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarters. We are obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. We paid $0.1 million in unused commitment fees during the three months ended March 31, 2016.

We fund a majority of our MCAs from arrangements with third parties that commit to purchase the future receivables related to these advances. In addition to MCAs, we are expanding Square Capital further to offer new types of services, including merchant loans. We believe that our existing cash and cash equivalents and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot be assured that any additional financing will be available to us on acceptable terms or at all.

Short-term restricted cash of $13.5 million as of March 31, 2016, reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $15.0 million as of March 31, 2016, reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. We have recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms of the related leases extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, settlements receivable and customers payable and hence working capital. These fluctuations are primarily due to:

•
Timing of period end. For periods that end on a weekend or a bank holiday our cash and cash equivalents, settlement receivable and customer payable amounts typically will be more than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlement receivable and customer payable amounts increase. Typically our cash, cash equivalents, settlement receivable and customer payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customer payable and settlement receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customer payable balances will be greater in amount than settlement receivable due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds and chargebacks. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Cash Flows from Operating Activities

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, provisions for transaction losses, excess tax benefit from share based award activity, provision for uncollectible seller cash advances, deferred income taxes and impairment of intangible assets, as well as the effect of changes in operating assets and liabilities, including working capital.
For the three months ended March 31, 2016, cash used by operating activities was $15.5 million, as a result of a net loss of $96.8 million, offset by non-cash items consisting of share-based compensation of $31.2 million, depreciation and amortization of $9.1 million, and provision for transaction losses of $7.2 million. Additional uses of cash were from changes in operating assets and liabilities, including increases in settlements receivable of $46.5 million, other current assets of $13.3 million, and merchant cash advance receivables of $11.8 million, offset in part by increases in customers payable of $58.9 million and accrued expenses of $55.8 million.
For the three months ended March 31, 2015, cash used by operating activities was $11.0 million, as a result of a net loss of $48.0 million, offset in part by non-cash items consisting of share-based compensation expense of $13.5 million, provision for transaction losses of $13.8 million and depreciation and amortization of $5.5 million. Additional uses of cash were from changes in our operating assets and liabilities, including an increase in settlements receivable of $34.0 million, offset by an increase in customers payable of $38.6 million.

Cash Flows from Investing Activities
Cash flows used in investing activities primarily relate to capital expenditures to support our growth, changes in restricted cash, and business acquisitions.
For the three months ended March 31, 2016, cash used in investing activities was $81.3 million as a result of the purchase of marketable securities of $73.1 million and the purchase of property and equipment of $7.5 million.
For the three months ended March 31, 2015, cash used in investing activities was $14.3 million as a result of the purchase of property and equipment of $10.4 million and business acquisitions of $3.8 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2016, cash used in financing activities was $4.9 million as a result of payments in offering costs related to our initial public offering, offset in part by proceeds from the exercise of stock options.
For the three months ended March 31, 2015, cash provided by financing activities was $1.7 million as a result of proceeds from the exercise of stock options.
Contractual Obligations and Commitments
There were no material changes in our commitments under contractual obligations except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements during the periods presented.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our critical accounting policies have not materially changed during the three months ended March 31, 2016. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

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

Recent Accounting Pronouncements

See “Recently Issued Accounting Standards” in Note 1 of the accompanying notes to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of March 31, 2016, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability and the intent to hold these instruments until maturity which further reduces our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A 10% increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen, Canadian Dollar, and Australian Dollar. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings
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

Even prior to the filing of the 2014 Complaint, on December 31, 2013, we had filed a petition at the PTAB requesting inter partes review (IPR) proceedings to invalidate the ‘946 Patent. On July 7, 2015, the PTAB issued a decision on the IPR, rejecting 12 of the 17 claims of the ‘946 patent, including all independent claims, to be invalid based on prior art. On November 20, 2015, the PTAB rejected two additional claims of the ‘946 patent in response to our request for rehearing. Consequently, 14 of the 17 claims of the ‘946 patent stand rejected. On February 9, 2016, we filed an ex parte reexamination request at the patent office to invalidate the three remaining claims of the ‘946 patent. On March 30, 2016, the patent office granted our request and instituted reexamination on all three claims.

We moved to consolidate the 2014 Complaint with the 2010 Complaint (the Complaints), and the District Court granted our motion on July 16, 2014. We moved to dismiss certain claims as time barred under California and Delaware law, and the District Court denied the motion on October 16, 2014, applying Missouri law. We moved to stay counts of the 2014 Complaint related to alleged infringement of the ‘946 Patent and inventorship of certain of our patents, pending the ongoing PTO proceedings, and on April 2, 2015, the District Court granted our motion to stay. The District Court has issued a scheduling order that sets forth the current expected schedule of important events in the proceedings, but no assurances can be given that the schedule will not change. A two-week trial is currently scheduled for June 13, 2016. We are vigorously defending against the Complaints. Notably, we filed a Motion for Summary Judgment on January 20, 2016. On April 22, 2016, the District Court denied our Motion for Summary Judgment. We recently signed a binding term sheet with Mr. Morley and REM stipulating the material terms of a settlement. While the final definitive agreement has not yet been finalized, we have recorded a charge of $50.0 million in general and administrative expenses for three months ended March 31, 2016. Until we enter into a final definitive agreement, we can make no assurances about the specific settlement terms, including monetary and nonmonetary terms.

Additionally, we are involved in a class action lawsuit concerning independent contractors in connection with our Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the Northern District of California against our wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 on behalf of the putative class. On March 29, 2016, the Court entered a Notice of Intent to Dismiss the lawsuit, and on May 2, 2016, the Court dismissed the lawsuit in its entirety. The parties stipulated that certain dismissed claims may be pursued by a different courier, if plaintiff's counsel so chooses.

In addition, from time to time, we are involved in various other litigation matters and disputes arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of our current legal proceedings will have a material adverse effect on our business.

Item 1A. Risk Factors

The risks described in Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, could materially and adversely affect our business, financial condition, and results of operations. There have been no material changes in such risks during the three months ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQUARE, INC.

Date:	May 6, 2016	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
Sarah Friar
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Square, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.