Form 10-Q
period 2016-06-30
Square, Inc.
filed 2016-08-04
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2016, the number of shares of the registrant’s Class A common stock outstanding was 123,747,963 and the number of shares of the registrant’s Class B common stock outstanding was 218,016,908.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our anticipated expansion in international markets, our plans for funding and expanding Square Capital, our expectations regarding litigation, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.
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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$342,436	$470,775
Short-term investments	60,991	—
Restricted cash	13,545	13,537
Settlements receivable	204,541	142,727
Loans held for sale	29,774	604
Merchant cash advance receivable, net	21,268	36,473
Other current assets	48,473	41,447
Total current assets	721,028	705,563
Property and equipment, net	86,325	87,222
Goodwill	56,699	56,699
Acquired intangible assets, net	22,329	26,776
Long-term investments	19,602	—
Restricted cash	23,131	14,686
Other assets	4,178	3,826
Total assets	$933,292	$894,772
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,211	$18,869
Customers payable	310,242	224,811
Accrued transaction losses	16,093	17,176
Accrued expenses	26,133	44,401
Other current liabilities	42,790	28,945
Total current liabilities	411,469	334,202
Other liabilities	50,364	52,522
Total liabilities	461,833	386,724
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at June 30, 2016, and December 31, 2015. None issued and outstanding at June 30, 2016, and December 31, 2015.	—	—
Common stock, $0.0000001 par value: 1,000,000,000 Class A shares authorized at both June 30, 2016, and December 31, 2015; 118,365,688 and 31,717,133 issued and outstanding at June 30, 2016, and December 31, 2015, respectively. 500,000,000 Class B shares authorized at both June 30, 2016, and December 31, 2015; 222,597,682 and 303,232,312 issued and outstanding at June 30, 2016, and December 31, 2015, respectively.	—	—
Additional paid-in capital	1,203,136	1,116,882
Accumulated deficit	(731,749)	(607,649)
Accumulated other comprehensive income (loss)	72	(1,185)
Total stockholders’ equity	471,459	508,048
Total liabilities and stockholders’ equity	$933,292	$894,772
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Transaction revenue	$364,864	$259,864	$665,317	$470,974
Starbucks transaction revenue	32,867	33,630	71,705	62,867
Software and data product revenue	29,717	12,928	53,513	20,934
Hardware revenue	11,085	3,591	27,267	5,795
Total net revenue	438,533	310,013	817,802	560,570
Cost of revenue:
Transaction costs	234,857	165,823	429,133	297,930
Starbucks transaction costs	28,672	40,921	65,282	77,132
Software and data product costs	10,144	5,072	19,177	8,227
Hardware costs	14,015	6,713	40,755	10,910
Amortization of acquired technology	1,886	1,142	4,256	1,744
Total cost of revenue	289,574	219,671	558,603	395,943
Gross profit	148,959	90,342	259,199	164,627
Operating expenses:
Product development	68,638	45,887	133,230	85,432
Sales and marketing	39,220	31,730	77,716	67,911
General and administrative	50,784	31,804	146,891	59,923
Transaction, loan and advance losses	17,455	8,513	25,316	24,835
Amortization of acquired customer assets	222	482	539	950
Total operating expenses	176,319	118,416	383,692	239,051
Operating loss	(27,360)	(28,074)	(124,493)	(74,424)
Interest (income) and expense, net	(129)	444	(60)	858
Other (income) and expense, net	(198)	(50)	(984)	746
Loss before income tax	(27,033)	(28,468)	(123,449)	(76,028)
Provision for income taxes	312	1,152	651	1,570
Net loss	$(27,345)	$(29,620)	$(124,100)	$(77,598)
Net loss per share:
Basic	$(0.08)	$(0.20)	$(0.37)	$(0.53)
Diluted	$(0.08)	$(0.20)	$(0.37)	$(0.53)
Weighted-average shares used to compute net loss per share
Basic	334,488	149,253	332,906	147,288
Diluted	334,488	149,253	332,906	147,288
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(27,345)	$(29,620)	$(124,100)	$(77,598)
Net foreign currency translation adjustments	85	(30)	595	(257)
Net unrealized gain (loss) on revaluation of intercompany loans	329	(95)	$582	$(95)
Net unrealized gain (loss) on marketable securities	4	—	$80	$—
Total comprehensive loss	$(26,927)	$(29,745)	$(122,843)	$(77,950)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(124,100)	$(77,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,136	11,956
Share-based compensation	68,120	28,693
Provision for transaction losses	23,392	21,566
Provision for (reduction in) uncollectible merchant cash advances	(93)	3,148
Deferred provision for income taxes	63	(207)
Loss on disposal of property and equipment	131	240
Changes in operating assets and liabilities:
Settlements receivable	(62,169)	(56,326)
Purchase of loans held for sale	(212,727)	—
Proceeds from sales and principal payments of loans held for sale	183,748	—
Merchant cash advance receivable	15,298	(6,145)
Other current assets	(7,313)	(4,735)
Other assets	(377)	1,177
Accounts payable	2,538	3,408
Customers payable	84,826	67,286
Charge-offs and recoveries to accrued transaction losses	(24,475)	(14,174)
Accrued expenses	(13,784)	3,834
Other current liabilities	13,446	(10)
Other noncurrent liabilities	(431)	7,388
Net cash used in operating activities	(35,771)	(10,499)
Cash flows from investing activities:
Purchase of marketable securities	(102,245)	—
Proceeds from maturities of marketable securities	16,768	—
Proceeds from sale of marketable securities	4,964	—
Purchase of property and equipment	(15,840)	(20,760)
Payment for acquisition of intangible assets	(400)	(110)
Change in restricted cash	(8,453)	—
Business acquisitions (net of cash acquired)	—	(3,750)
Net cash used in investing activities	(105,206)	(24,620)
Cash flows from financing activities:
Payments of offering costs related to initial public offering	(5,530)	—
Proceeds from issuances of common stock from the exercise of options and employee stock purchase plan	15,496	8,633
Net cash provided by financing activities	9,966	8,633
Effect of foreign exchange rate changes on cash and cash equivalents	2,672	(874)
Net decrease in cash and cash equivalents	(128,339)	(27,360)
Cash and cash equivalents, beginning of period	470,775	225,300
Cash and cash equivalents, end of period	$342,436	$197,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers of all sizes start, run, and grow their businesses – from payment processing to point of sale, hardware to software, business loans to payroll and more. Businesses and individuals can also use Square Cash, an easy way to send and receive money, as well as Caviar, a food delivery service for popular restaurants. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, and Australia.

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

Out of Period Adjustments

During the three months ended June 30, 2016, the Company recorded an out of period adjustment for the amount of $6.0 million to transaction, loan and advance losses as a result of a correction to the calculation of its reserve for transaction losses. The adjustment was recorded to correct an understatement of transaction losses in prior periods. Of the total amount of this adjustment, $0.5 million is related to the three months ended March 31, 2016, and $2.6 million, $1.6 million and $1.0 million is related to the years ended December 31, 2015, 2014, and 2013, respectively. The remaining $0.3 million is related to historical periods. The Company does not believe that such amounts are material with respect to the estimated operating loss or estimated net loss for the current fiscal year or any previously reported consolidated financial statements.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2015 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future annual or interim period.

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

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Significant estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, provision for uncollectible receivables related to merchant cash advances (MCAs), valuation of loans held for sale, business combinations, goodwill and intangible assets, income taxes, and share-based compensation.

Concentration of Credit Risk
For the three and six months ended June 30, 2016, the Company had no customer that accounted for greater than 10% of total net revenue. For the three and six months ended June 30, 2015, the Company had no customer other than Starbucks that accounted for greater than 10% of total net revenue. The Company had three third-party processors that represented approximately 50%, 34%, and 12% of settlements receivable as of June 30, 2016. The same three parties represented approximately 56%, 23%, and 16% of settlements receivable as of December 31, 2015.
The Company places its cash and cash equivalents and investments in marketable securities with large, creditworthy financial institutions. Balances in these accounts may exceed federally insured limits at times.

Significant Accounting Policies
Except as described below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Loans Held for Sale

The Company provides loans to sellers prequalified through an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. The loans are originated by a bank, from whom the Company purchases the loans obtaining all rights, title, and interest.

The loans are classified as held for sale upon purchase, as it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors for an up-front origination fee when the loans are sold. The Company also earns a servicing fee by continuing to service the loans by remitting monies to the third-party investors. Revenue from origination fees are recognized upon transfer of title to investors and servicing revenue is recognized as servicing is delivered.

A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes. There have been no reclassifications made to date. Loans are recorded at the lower of cost or fair value. To determine the fair value of loans, the Company utilizes industry standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance within ASU 2015-04, ASU 2016-08, ASU 2016-10, and ASU 2016-12. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry specific guidance. The core principal of this new guidance is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The guidance can be applied either retrospectively to each period presented or as a cumulative effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is evaluating the impact of adopting this new accounting standard update on the consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

NOTE 2 - RESTRICTED CASH

As of both June 30, 2016 and December 31, 2015, restricted cash of $13.5 million is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions. The Company uses the restricted cash to secure letters of credit with the financial institutions to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the condensed consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

As of June 30, 2016 and December 31, 2015, the remaining restricted cash of $23.1 million and $14.7 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (see note 17) and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company has recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms extend beyond one year.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$156,001	$—	$—	$337,234	$—	$—
Commercial paper	—	10,745	—	—	—	—
Municipal securities	—	250	—	—	—	—
Short-term securities:
U.S. agency securities	—	11,617	—	—	—	—
Corporate bonds	—	8,805	—	—	—	—
Commercial paper	—	22,465	—	—	—	—
Municipal securities	—	3,005	—
U.S. government securities	15,099	—	—	—	—	—
Long-term securities:				—	—	—
U.S. agency securities	—	7,024	—	—	—	—
Corporate bonds	—	7,056	—	—	—	—
Municipal securities	—	1,502	—	—	—	—
U.S. government securities	4,020	—	—	—	—	—
Total	$175,120	$72,469	$—	$337,234	$—	$—

Loans are recorded at the lower of cost or fair value. To determine the fair value of loans, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, to arrive at an estimate of fair value.

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	June 30, 2016
	Carrying Value	Fair Value (Level 3)
Loans held for sale	29,774	32,167
Total	29,774	32,167

As of December 31, 2015, the difference between the fair value of loans and the carrying value is insignificant.
The carrying amounts of certain financial instruments, including cash equivalents, settlements receivable, merchant cash advance receivable, accounts payable, customers payable, and settlements payable, approximate their fair values due to their short-term nature.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2016 and 2015, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 4 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of June 30, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$11,605	$12	$—	$11,617
Corporate bonds	8,801	4	—	8,805
Commercial paper	22,465	—	—	22,465
Municipal securities	3,006	—	(1)	3,005
U.S. government securities	15,080	19	—	15,099
Total	$60,957	$35	$(1)	$60,991

Long-term securities:
U.S. agency securities	$7,005	$19	$—	$7,024
Corporate bonds	7,047	9	—	7,056
Municipal securities	1,501	1	—	1,502
U.S. government securities	4,003	17	—	4,020
Total	$19,556	$46	$—	$19,602

For the three and six months ended June 30, 2016, gains or losses realized on the sale of investments were insignificant. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2016 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$60,957	$60,991
Due in one to five years	19,556	19,602
Total	$80,513	$80,593

NOTE 5 - ALLOWANCE FOR MERCHANT CASH ADVANCE LOSSES
The following table summarizes the activities of the Company’s allowance for uncollectible merchant cash advance receivables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for uncollectible MCA receivables, beginning of the period	$7,458	$4,935	$7,443	$2,431
Provision for (reduction in) uncollectible MCA receivables	(166)	644	(93)	3,148
MCA receivables charged off	(2,201)	(302)	(2,259)	(302)
Allowance for uncollectible MCA receivables, end of the period	$5,091	$5,277	$5,091	$5,277

As of June 30, 2016, the Company has fully transitioned from offering MCAs to loans. The table above includes a reduction in uncollectible receivables for the three and six months ended June 30, 2016, primarily as a result of updates to the Company's provision estimates for historical balances. Additionally, the Company charged off certain MCA receivables based on payment inactivity.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property, equipment, and internally-developed software at cost, less accumulated depreciation and amortization (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment	$47,685	$43,531
Office furniture and equipment	9,604	9,339
Leasehold improvements	67,823	65,298
Capitalized software	19,974	14,533
Construction in process	256	490
Total	145,342	133,191
Less: Accumulated depreciation and amortization	(59,017)	(45,969)
Property and equipment, net	$86,325	$87,222
Depreciation and amortization expense on property and equipment was $6.9 million and $13.3 million for the three and six months ended June 30, 2016, respectively. Depreciation and amortization expense on property and equipment was $4.8 million and $9.2 million for the three and six months ended June 30, 2015, respectively.

NOTE 7 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of both June 30, 2016 and December 31, 2015, goodwill was $56.7 million.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS
The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance as of June 30, 2016
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(400)	$885
Technology Assets	29,045	(10,900)	18,145
Customer Assets	6,645	(3,346)	3,299
Total	$36,975	$(14,646)	$22,329

	Balance as of December 31, 2015
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(348)	$937
Technology Assets	28,645	(6,644)	22,001
Customer Assets	6,645	(2,807)	3,838
Total	$36,575	$(9,799)	$26,776

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately 13 years, three years, and six years, respectively.

Amortization expense associated with other intangible assets was $2.1 million and $4.8 million for the three and six months ended June 30, 2016, respectively. Amortization expense associated with other intangible assets was $1.7 million and $2.7 million for the three and six months ended June 30, 2015, respectively.

The total estimated annual future amortization expense of these intangible assets as of June 30, 2016 is as follows (in thousands):

2016 (remaining 6 months)	$4,125
2017	7,187
2018	5,687
2019	2,983
2020	1,087
Thereafter	1,260
Total	$22,329

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$4,563	$4,808
Prepaid expenses	8,730	7,101
Deferred reader costs	3,310	4,018
Inventory	17,199	11,864
Tenant improvement reimbursement receivable	1,350	1,788
Deferred hardware costs	3,363	1,709
Processing costs receivable	4,670	7,847
Other	5,288	2,312
Total	$48,473	$41,447

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2016	December 31, 2015
Accrued hardware costs	$1,660	$11,622
Processing costs payable	2,865	11,417
Accrued professional fees	5,434	7,642
Accrued payroll	3,347	2,660
Other accrued liabilities	12,827	11,060
Total	$26,133	$44,401

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	June 30, 2016	December 31, 2015
Settlements payable	23,684	$13,105
Employee early exercised stock options	1,140	2,141
Accrued redemptions	1,036	1,066
Current portion of deferred rent	2,657	2,393
Deferred revenue	5,119	6,623
Other	9,154	3,617
Total	$42,790	$28,945

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2016	December 31, 2015
Deposits	$2,587	$1,993
Deferred tax assets	130	188
Other	1,461	1,645
Total	$4,178	$3,826

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2016	December 31, 2015
Deferred rent	$24,427	$25,543
Employee early exercised stock options	365	1,128
Deferred tax liabilities	285	299
Statutory liabilities	25,255	25,492
Other	32	60
Total	$50,364	$52,522

NOTE 11 - DEBT
In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.
Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.3 million in unused commitment fees during the three and six months ended June 30, 2016, respectively.

NOTE 12 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Accrued transaction losses, beginning of the period	$15,419	$16,811	$17,176	$8,452
Provision for transaction losses	16,210	7,809	23,392	21,566
Charge-offs and recoveries to accrued transaction losses	(15,536)	(8,776)	(24,475)	(14,174)
Accrued transaction losses, end of the period	$16,093	$15,844	$16,093	$15,844

NOTE 13 - INCOME TAXES
The Company recorded an income tax expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively, compared to income tax expense of $1.2 million and $1.6 million for the three and six months ended June 30, 2015, respectively. The income tax expense recorded for the three and six months ended June 30, 2016 was primarily due to state and foreign income tax expense.
The Company’s effective tax rate was approximately (1.2)% and (0.5)% for the three and six months ended June 30, 2016, respectively, compared to an effective tax rate of (4.0)% and (2.1)% for the three and six months ended June 30, 2015, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2016 primarily relates to the valuation allowance on the Company’s deferred tax assets.
The Company’s effective tax rate may be subject to fluctuation during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of June 30, 2016, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three and six months ended June 30, 2016 was calculated on a jurisdiction basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 14 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of June 30, 2016, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of June 30, 2016, there were 118,365,688 shares of Class A common stock and 222,597,682 shares of Class B common stock outstanding.

Stock Plans
The Company maintains two share-based employee compensation plans: the 2009 Stock Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan.

Under the 2015 Plan, shares of common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors. As of June 30, 2016, the total number of shares subject to stock options and RSUs outstanding under the 2015 Plan was 18,678,552, and 33,719,245 shares were available for future issuance. As of June 30, 2016, the total number of shares subject to stock options and RSUs outstanding under the 2009 Plan was 95,302,472. As of November 17, 2015, no additional securities will be issued under 2009 Plan.
A summary of stock option activity for the six months ended June 30, 2016 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	107,515,554	$6.99	7.87	$656,194
Granted	1,707,320	13.54
Exercised	(4,225,876)	1.91
Forfeited	(5,993,756)	$11.26
Balance as of June 30, 2016	99,003,242	7.06	7.57	307,645
Options vested and expected to vest as of
June 30, 2016	92,406,077	6.79	6.88	303,773
Options exercisable as of
June 30, 2016	94,552,296	6.89	7.47	307,645

Restricted Stock Activity

The Company issued RSUs to certain employees in fiscal year 2015. These RSUs typically vest over a term of four years.
Activity related to RSUs during the six months ended June 30, 2016 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	3,632,765	$13.14
Granted	12,649,921	12.43
Vested	(754,643)	12.38
Forfeited	(550,261)	13.53
Unvested as of June 30, 2016	14,977,782	$12.56

Share-Based Compensation
The fair value of stock options and employee stock purchase plan shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model.
Effective August 31, 2015, the Company modified all of its nonstatutory stock option grants to extend the exercise term for terminated employees who have completed two years of service. In the event of a termination, the modified expiration date will be the earlier of (i) three years from termination or (ii) one year following an initial public offering, if in each case, the date of termination occurs between August 31, 2015 and the nine-month anniversary of the initial public offering. In all cases, the grants remain subject to earlier expiration in accordance with their original terms. During the three and six months ended June 30, 2016, share-based compensation expense included $0.7 million and $1.4 million, respectively, related to the vested portion of the impacted options, as a result of the modification. The Company will incur an additional $6.3 million of share-based compensation expense over the remaining vesting periods of the impacted options.
The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.55%	1.80%	1.55%	1.74%
Expected volatility	42.71%	46.27%	42.71%	48.63%
Expected term (years)	6.08	6.08	6.08	6.10

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product development	$24,168	$10,391	$46,115	$19,349
Sales and marketing	3,363	1,345	6,266	2,774
General and administrative	9,391	3,496	15,739	6,570
Total	$36,922	$15,232	$68,120	$28,693

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. During the three and six months ended June 30, 2016, the Company recorded $1.5 million and $3.0 million, respectively, of share-based compensation expense related to the ESPP, which is included in the table above. There was no similar activity during the three and six months ended June 30, 2015.
As of June 30, 2016, there was $303.3 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 3.07 years.

NOTE 15 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(27,345)	$(29,620)	$(124,100)	$(77,598)
Basic shares:
Weighted-average common shares outstanding	337,635	154,464	336,406	152,827
Weighted-average unvested shares	(3,147)	(5,211)	(3,500)	(5,539)
Weighted-average shares used to compute basic net loss per share	334,488	149,253	332,906	147,288
Diluted shares:
Weighted-average shares used to compute diluted loss per share	334,488	149,253	332,906	147,288
Net loss per share:
Basic	$(0.08)	$(0.20)	$(0.37)	$(0.53)
Diluted	$(0.08)	$(0.20)	$(0.37)	$(0.53)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2016	2015
Stock options and restricted stock units	113,981	103,628
Common stock warrants	9,458	15,762
Preferred stock warrants	—	87
Convertible preferred stock	—	135,253
Unvested shares	2,878	5,211
Employee stock purchase plan	127	—
Total anti-dilutive securities	126,444	259,941

NOTE 16 - OTHER INCOME AND EXPENSE, NET
Other income and expense, net, is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (gain) loss on foreign exchange	$(108)	$(57)	$(1,005)	$714
Other	(90)	7	21	32
Total other (income) and expense, net	$(198)	$(50)	$(984)	$746

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2016 and 2025. The Company recognized total rental expenses under operating leases of $2.7 million and $5.5 million for the three and six months ended June 30, 2016, respectively, compared to $3.3 million and $6.8 million for the three and six months ended June 30, 2015, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2016 are as follows (in thousands):

	Capital	Operating
Year:
2016 (remaining 6 months)	$33	$7,842
2017	50	15,858
2018	7	15,622
2019	—	15,511
2020	—	15,590
Thereafter	—	51,629
Total	$90	$122,052
Less amount representing interest	(4)
Present value of capital lease obligations	86
Less current portion of capital lease obligation	(62)
Non-current portion of capital lease obligation	$24

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

Notably, the Company was involved in legal proceedings with Robert E. Morley and REM Holdings 3, LLC (REM), which included disputes over certain patents and over Mr. Morley’s early involvement in the business enterprise that became Square. On December 1, 2010, the Company, along with its co-founder Jim McKelvey, filed a complaint (2010 Complaint) in the United States District Court for the Eastern District of Missouri to, among other things, add Mr. McKelvey as a named inventor of certain patents of which Mr. Morley was named the sole inventor. REM counterclaimed, alleging infringement by the Company of the patents. On January 30, 2014, Mr. Morley and REM filed a complaint against the Company, Jack Dorsey, and Mr. McKelvey, in the same Court, alleging that the formation of Square and the development of the Company's card reader and decoding technologies constituted, among other things, breach of an alleged joint venture, fraud, negligent misrepresentation, civil conspiracy, unjust enrichment, and misappropriation of trade secrets, as well as other related claims (2014 Complaint), and sought a judgment and order that the Company, Mr. Dorsey, and Mr. McKelvey held ownership of Square in constructive trust for Mr. Morley, as well as a variety of additional damages, injunctive relief, royalties, and correction of inventorship of certain of the Company’s patents. The Court consolidated the 2014 Complaint with the 2010 Complaint (collectively, the Complaints) on July 16, 2014.

On June 8, 2016, a final, definitive settlement agreement (Settlement Agreement) resolving the Complaints was entered into by Mr. Morley, REM, Mr. Dorsey, Mr. McKelvey, and the Company. The Settlement Agreement required an aggregate total payment of $50 million to plaintiffs, including meaningful contributions by Mr. Dorsey and Mr. McKelvey. The Company made a payment of $48 million to plaintiffs and met its obligations under the Settlement Agreement. On June 17, 2016, the Court entered an Order dismissing the Complaints in their entirety, with prejudice.

Additionally, the Company is involved in a class action lawsuit concerning independent contractors in connection with the Company’s Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the Northern District of California against the Company’s wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim, and this claim is instead being pursued by a different courier.

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
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
United States	$421,808	$299,326	$789,387	$542,282
International	16,725	10,687	28,415	18,288
Total net revenue	$438,533	$310,013	$817,802	$560,570

No individual country from the international markets contributed in excess of 10% of total revenue for three and six months ended June 30, 2016 and 2015.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2016	December 31, 2015
Long-lived assets
United States	$162,469	$168,583
International	2,884	2,114
Total long-lived assets	$165,353	$170,697

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Cash Flow Data:
Cash paid for interest	$284	$744
Cash paid for income taxes	168	791
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	4,192	5,394
Fair value of shares issued related to acquisitions	—	22,887

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the information set forth within the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion, are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview
We started Square in February 2009 to enable anyone with a mobile device to accept card payments, anywhere, anytime. While we found early success providing easy access to card payments, commerce extends beyond payments. In every transaction, we see opportunity for our sellers: to learn more about which products are selling best, to reinvest in their businesses, or to create and engage loyal buyers. Although we currently generate approximately 90% of our total net revenue from payment processing services, which include revenue generated from Starbucks, we have extended our product and service offerings to include additional software and data products, all to help sellers start, run, and grow their businesses.

We work to democratize commerce—leveling the playing field for sellers of all sizes. Our focus on technology and design allows us to create products and services that are accessible, intuitive, and easy-to-use. We set attractive and transparent pricing that is easy for our sellers to understand. We provide a free software app with our affordable (often free) hardware to turn mobile devices into powerful point-of-sale (POS) solutions in minutes. Our insights into our sellers’ businesses have allowed us to develop services that are applicable to businesses of all types and sizes, from Square Analytics to digital receipts. We continue to add advanced software features that tailor our POS solution to specific types of sellers, such as food-related, services, and retail businesses. We also bring further capabilities to our sellers through Build with Square, a suite of developer tools that allows sellers to process online payments on their own self-hosted website, customize any iOS point-of-sale to process payments with Square, and track, manage, and grow both their online and offline businesses in a single dashboard.

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

The addition of new products and services is also a key part of our strategy. Our scale, growth, and unique insights enable us to serve sellers of all sizes with additional services, further strengthening our business. For example, we expect sellers who grow sales as a result of deploying funds from Square Capital into their business will likely also process increased payment volume with us. We are also focused on evolving each of our services to best serve our sellers, as evidenced by Square Capital's recent expansion from offering merchant cash advances (MCAs) to offering business loans, which offer increased flexibility for sellers, and position the service for continued scalable growth. As of June 30, 2016, we have fully transitioned from offering MCAs to loans.

For the three and six months ended June 30, 2016, we processed $12.5 billion and $22.7 billion of GPV, up 42% and 43% from the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, our total net revenue grew to $439 million and $818 million, up 41% and 46% from the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2016, our Adjusted Revenue grew to $171 million and $317 million, up 54% and 59% from the three and six months ended June 30, 2015, respectively. We intend to continue to make investments that will serve sellers and buyers over the long term even if a return on these investments is not realized in the short term. For the three and six months ended June 30, 2016, we generated a net loss of $27.3 million and $124.1 million, respectively. For the three and six months ended June 30, 2015, we generated a net loss of $29.6 million and $77.6 million, respectively.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Transaction revenue	$364,864	$259,864	$105,000	40%	$665,317	$470,974	$194,343	41%
Starbucks transaction revenue	32,867	33,630	$(763)	(2)%	$71,705	$62,867	$8,838	14%
Software and data product revenue	29,717	12,928	$16,789	130%	$53,513	$20,934	$32,579	156%
Hardware revenue	11,085	3,591	$7,494	209%	$27,267	$5,795	$21,472	371%
Total net revenue	$438,533	$310,013	$128,520	41%	$817,802	$560,570	$257,232	46%
Total net revenue for the three and six months ended June 30, 2016 increased by $128.5 million or 41% and $257.2 million or 46%, respectively, compared to the three and six months ended June 30, 2015.
Transaction revenue for the three and six months ended June 30, 2016 increased by $105.0 million or 40% and $194.3 million or 41%, respectively, compared to the three and six months ended June 30, 2015. This increase was attributable to growth in GPV processed for the three and six months ended June 30, 2016 of 42% and 43%, respectively, compared to the three and six months ended June 30, 2015. New-seller growth made up the majority of our GPV increase, while positive dollar-based retention from existing sellers also had a meaningful impact. Transaction revenue contributed 83% and 81% of total net revenue in the three and six months ended June 30, 2016, respectively, compared to 84% in both the three and six months ended June 30, 2015.
Starbucks transaction revenue for the three and six months ended June 30, 2016 decreased by $0.8 million or 2% and increased $8.8 million or 14%, respectively, compared to the three and six months ended June 30, 2015. Starbucks transaction revenue contributed 7% and 9% of total net revenue in the three and six months ended June 30, 2016, respectively, compared to 11% in both the three and six months ended June 30, 2015. Under our amended payment processing agreement, effective October 1, 2015, Starbucks agreed to pay increased processing rates to us for as long as it continues to process transactions with us. While Starbucks announced that it would transition to another payment processor prior to the expiration of the payment processing agreement in the third quarter of 2016, we are continuing to process a portion of Starbucks payments, generating transaction revenue at the newly increased rates. We are now negotiating an amendment that may extend the agreement beyond the third quarter of 2016 to allow Starbucks additional time to complete their transition, which has been taking longer than anticipated.

Software and data product revenue for the three and six months ended June 30, 2016 increased by $16.8 million or 130% and $32.6 million or 156%, respectively, compared to the three and six months ended June 30, 2015. The increase was primarily driven by continued growth and expansion of Square Capital and Caviar, and to a lessor extent, the launch and expansion of new products and services, including Instant Deposit. During the three and six months ended June 30, 2016, Square Capital and Caviar remained the largest contributors to software and data product revenue. Software and data product revenue contributed 7% of total net revenue in both the three and six months ended June 30, 2016, respectively, compared to 4% in both the three and six months ended June 30, 2015.
Hardware revenue for the three and six months ended June 30, 2016, increased by $7.5 million or 209% and $21.5 million or 371%, respectively, compared to the three and six months ended June 30, 2015. The increase primarily reflects growth in shipments of our Square Reader for Europay, MasterCard, and Visa (EMV) chip cards and near field communication (NFC) following its launch in the fourth quarter of 2015. We also continued to generate increased sales across all of our paid hardware products, including Square Stand and third-party peripherals. Hardware revenue contributed 3% of total net revenue in both the three and six months ended June 30, 2016, respectively, compared to 1% in both the three and six months ended June 30, 2015, respectively.
Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Transaction costs	$234,857	$165,823	$69,034	42%	$429,133	$297,930	$131,203	44%
Starbucks transaction costs	28,672	40,921	$(12,249)	(30)%	$65,282	$77,132	$(11,850)	(15)%
Software and data product costs	10,144	5,072	$5,072	100%	$19,177	$8,227	$10,950	133%
Hardware costs	14,015	6,713	$7,302	109%	$40,755	$10,910	$29,845	274%
Amortization of acquired technology	1,886	1,142	$744	65%	$4,256	$1,744	$2,512	144%
Total cost of revenue	$289,574	$219,671	$69,903	32%	$558,603	$395,943	$162,660	41%

Total cost of revenue for the three and six months ended June 30, 2016 increased by $69.9 million or 32% and $162.7 million or 41%, respectively, compared to the three and six months ended June 30, 2015.

Transaction costs for the three and six months ended June 30, 2016 increased by $69.0 million or 42% and $131.2 million or 44%, respectively, compared to the three and six months ended June 30, 2015. This increase was attributable to growth in GPV processed for the three and six months ended June 30, 2016 of 42% and 43%, respectively, compared to the three and six months ended June 30, 2015.

Starbucks transaction costs for the three and six months ended June 30, 2016 decreased by $12.2 million or 30% and $11.9 million or 15%, respectively, compared to the three and six months ended June 30, 2015. Starbucks' previously announced transition to another payment processor drove a reduction in Starbucks-related payment volumes, offset by Starbucks' agreement to pay us increased processing rates effective October 1, 2015. As a result, for the three and six months ended June 30, 2016, we experienced a decline in Starbucks transaction costs as a percent of Starbucks transaction revenue, compared to the three and six months ended June 30, 2015.

Software and data product costs for the three and six months ended June 30, 2016 increased by $5.1 million or 100% and $11.0 million or 133%, respectively, compared to the three and six months ended June 30, 2015, primarily reflecting increased costs associated with the growth of Caviar. To a lesser extent we also incurred increased amortization costs related to the development of certain software and data products.

Hardware costs for the three and six months ended June 30, 2016 increased by $7.3 million or 109% and $29.8 million or 274%, respectively, compared to the three and six months ended June 30, 2015. The increase primarily reflects growth in shipments of our Square Reader for EMV chip cards and NFC following its launch in the fourth quarter of 2015, and to a lesser extent, increased sales of Square Stand, third-party peripherals, and other paid hardware products. Hardware costs associated with the production of Square Stand exceed the revenue we derive from sales of Square Stand. For the three and six months ended June 30, 2016, hardware costs grew more slowly than hardware revenue as a result of increased sales of third-party peripherals, the introduction of our Square Reader for EMV chip cards and NFC, and growth in other paid hardware products outside of Square Stand.

Amortization of acquired technology for the three and six months ended June 30, 2016 increased by $0.7 million or 65% and $2.5 million or 144%, respectively, compared to the three and six months ended June 30, 2015. The increase was primarily related to new technology assets obtained through acquisitions that occurred in 2015.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product development	$68,638	$45,887	$22,751	50%	$133,230	$85,432	$47,798	56%
% of total net revenue	16%	15%			16%	15%
Sales and marketing	$39,220	$31,730	$7,490	24%	$77,716	$67,911	$9,805	14%
% of total net revenue	9%	10%			10%	12%
General and administrative	$50,784	$31,804	$18,980	60%	$146,891	$59,923	$86,968	145%
% of total net revenue	12%	10%			18%	11%
Transaction, loan and advance losses	$17,455	$8,513	$8,942	105%	$25,316	$24,835	$481	2%
% of total net revenue	4%	3%			3%	4%
Amortization of acquired customer assets	$222	$482	$(260)	(54)%	$539	$950	$(411)	(43)%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$176,319	$118,416	$57,903	49%	$383,692	$239,051	$144,641	61%

Product development expenses for the three and six months ended June 30, 2016 increased by $22.8 million or 50% and $47.8 million or 56%, respectively, compared to the three and six months ended June 30, 2015, due to the addition of engineering, design, and product personnel in the period from June 30, 2015 to June 30, 2016, combined with increased share-based compensation expense. For the three and six months ended June 30, 2016, product development expenses included $24.2 million and $46.1 million, respectively, of share-based compensation expense, representing a $13.8 million and $26.8 million increase, respectively, compared to the three and six months ended June 30, 2015. For the six months ended June 30, 2016, we also incurred increased costs associated with the development of our next generation hardware products compared to the six months ended June 30, 2015.
Sales and marketing expenses for the three and six months ended June 30, 2016 increased by $7.5 million or 24% and $9.8 million or 14%, respectively, compared to the three and six months ended June 30, 2015, primarily due to an increase in sales and marketing personnel in the period from June 30, 2015 to June 30, 2016. Additionally, for the six months ended June 30, 2016, there was an increase in costs associated with our Square Cash peer-to-peer transfer service compared to the six months ended June 30, 2015. For the three and six months ended June 30, 2016, sales and marketing expenses included $3.4 million and $6.3 million of share-based compensation expense, respectively, representing a $2.0 million and $3.5 million increase compared to the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2016, paid marketing expenditures increased by $1.9 million, compared to the three months ended June 30, 2015, primarily due to elevated TV advertising costs. For the six months ended June 30, 2016, paid marketing expenditures were stable compared to the six months ended June 30, 2015.
General and administrative expenses for the three and six months ended June 30, 2016 increased by $19.0 million or 60% and $87.0 million or 145%, compared to the three and six months ended June 30, 2015. For the six months ended June 30, 2016, general and administrative expenses included $48.0 million of expense related to the settlement of legal proceedings with Robert E. Morley, with no similar activity during the six months ended June 30, 2015. For the three and six months ended June 30, 2016, general and administrative expenses included $9.4 million and $15.7 million of share-based compensation expense, respectively, representing a $5.9 million and $9.2 million increase compared to the three and six months ended June 30,

2015, respectively. The balance of the increased expenses was primarily due to increases in customer support, legal, compliance, risk, finance, and Square Capital operations personnel that together will drive long-term operating efficiencies as our business scales. We also experienced increased third-party legal, finance, consulting, and certain software license expenses.
Transaction, loan and advance losses for the three and six months ended June 30, 2016 increased by $8.9 million and $0.5 million compared to the three and six months ended June 30, 2015, respectively. During the three months ended June 30, 2016, we recorded an out of period adjustment for the amount of $6.0 million as a result of a correction to the calculation of our reserve for transaction losses with no similar activity during the three months ended June 30, 2015. However, during the six months ended June 30, 2015, the Company accrued an amount of $5.7 million related to a fraud loss from a single seller, which offsets the year over year impact of the 2016 out of period adjustment discussed above. The remaining increase was attributable to growth in GPV processed for the three and six months ended June 30, 2016.
Amortization of acquired customer assets for the three and six months ended June 30, 2016 decreased by $0.3 million and $0.4 million compared to the three and six months ended June 30, 2015, respectively, as a result of certain customer assets reaching end of life.

Interest and Other Income and Expense, Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest (income) and expense, net	$(129)	$444	$(573)	(129)%	$(60)	$858	$(918)	(107)%
Other (income) and expense, net	(198)	(50)	$(148)	NM	$(984)	$746	$(1,730)	(232)%

Interest (income) and expense, net, for the three and six months ended June 30, 2016 changed by $0.6 million and $0.9 million compared to the three and six months ended June 30, 2015, respectively, primarily driven by interest income earned on our recent investment in marketable securities offsetting interest expense.

Other (income) and expense, net, for the three and six months ended June 30, 2016 changed by $0.1 million and $1.7 million compared to the three and six months ended June 30, 2015, respectively, driven primarily by favorable fluctuations in foreign exchange rates.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$312	$1,152	$(840)	(73)%	$651	$1,570	$(919)	(59)%
Effective tax rate	(1.2)%	(4.0)%			(0.5)%	(2.1)%

Provision for income taxes for the three and six months ended June 30, 2016, decreased by $0.8 million and $0.9 million compared to the three and six months ended June 30, 2015, respectively. The decrease for both periods primarily relates to the reduction in federal income tax expense.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to revenue, net (loss) income, and other results under generally accepted accounting principles in the United States (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. Each of these metrics and measures excludes the effect of our payment processing agreement with Starbucks. We amended our payment processing agreement with Starbucks to eliminate the exclusivity provision in order to permit Starbucks to begin transitioning to another payment processor starting October 1, 2015. Under the amendment, Starbucks also agreed to pay increased processing rates to us for as long as it continues to process transactions with us. While Starbucks announced that it would transition to another payment processor prior to the expiration of the payment processing agreement in the third quarter of 2016, we are continuing to process a portion of Starbucks payments, generating transaction revenue at the newly increased rates. We are now negotiating an amendment that may extend the agreement beyond the third quarter of 2016 to allow Starbucks additional time to complete their transition, which has been taking longer than anticipated. We do not intend to renew this agreement with Starbucks upon its expiration. As a result, we believe it is useful to exclude Starbucks activity to clearly show the impact Starbucks has had on our financial results historically, to provide insight into the impact of the expected termination of the Starbucks agreement on our revenues going forward, to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment processors. Our agreements with other sellers, including Starbucks following the amendment described above, generally provide both those sellers and us the unilateral right to terminate such agreements at any time, without fine or penalty. Furthermore, we generally do not enter into long-term contractual agreements with sellers.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except GPV)				(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$12,451	$8,793	$3,658	42%	$22,741	$15,910	$6,831	43%
Adjusted Revenue	$170,809	$110,560	$60,249	54%	$316,964	$199,773	$117,191	59%
Adjusted EBITDA	$12,554	$859	$11,695	1,361%	$3,471	$(19,270)	$22,741	NM

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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Total net revenue	$438,533	$310,013	$128,520	41%	$817,802	$560,570	$257,232	46%
Less: Starbucks transaction revenue	32,867	33,630	(763)	(2)%	71,705	62,867	$8,838	14%
Less: transaction costs	234,857	165,823	69,034	42%	429,133	297,930	$131,203	44%
Adjusted Revenue	$170,809	$110,560	$60,249	54%	$316,964	$199,773	$117,191	59%

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net loss, adjusted to eliminate the effect of Starbucks transaction revenue, Starbucks transaction costs, and a litigation settlement described in Note 17 of the Notes to the Condensed Consolidated Financial Statements, before interest income and expense, provision or benefit for income taxes, depreciation, amortization, share-based compensation expense, other income and expense, the gain or loss on the sale of property and equipment, and impairment of intangible assets. We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash items and certain variable charges.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization, and share-based compensation expenses, from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We exclude Starbucks transaction revenue and Starbucks transaction costs because Starbucks has announced that it will transition to another payment processor and will cease using our payment processing services altogether. We believe that providing Adjusted EBITDA metrics that exclude the impact of our agreement with Starbucks is useful to investors. We exclude the litigation settlement described in Note 17 of the Notes to the Condensed Consolidated Financial Statements, gain or loss on the sale of property and equipment, and impairment of intangible assets from Adjusted EBITDA because we do not believe that these items are reflective of our ongoing business operations. In addition, we believe it is useful to exclude interest income and expense, other income and expense, and provision or benefit from income taxes, as these items are not components of our core business operations. Adjusted EBITDA has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•	share-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the effect of income taxes that may represent a reduction in cash available to us;

•	Adjusted EBITDA does not reflect the effect of foreign currency exchange gains or losses, which is included in other income and expense; and

•	other companies, including companies in our industry, may calculate Adjusted EBITDA differently from how we calculate this measure or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Net loss	$(27,345)	$(29,620)	$2,275	NM	$(124,100)	$(77,598)	$(46,502)	NM
Starbucks transaction revenue	(32,867)	(33,630)	763	NM	(71,705)	(62,867)	$(8,838)	NM
Starbucks transaction costs	28,672	40,921	(12,249)	(30)%	65,282	77,132	$(11,850)	(15)%
Share-based compensation expense	36,922	15,232	21,690	142%	68,120	28,693	$39,427	137%
Depreciation and amortization	9,018	6,410	2,608	41%	18,136	11,956	$6,180	52%
Litigation settlement (benefit) expense	(2,000)	—	(2,000)	NM	48,000	—	$48,000	NM
Interest (income) and expense	(129)	444	(573)	(129)%	(60)	858	$(918)	(107)%
Other (income) and expense	(198)	(50)	(148)	NM	(984)	746	$(1,730)	(232)%
Provision for income taxes	312	1,152	(840)	(73)%	651	1,570	$(919)	(59)%
Loss (gain) on sale of property and equipment	169	—	169	NM	131	240	$(109)	(45)%
Adjusted EBITDA	$12,554	$859	$11,695	NM	$3,471	$(19,270)	$22,741	NM

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, investments in marketable securities, and restricted cash (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$342,436	$470,775
Short-term investments	$60,991	$—
Long-term investments	$19,602	$—
Short-term restricted cash	$13,545	$13,537
Long-term restricted cash	$23,131	$14,686

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(35,771)	$(10,499)
Net cash used in investing activities	$(105,206)	$(24,620)
Net cash provided by financing activities	$9,966	$8,633
Effect of foreign exchange rate changes on cash and cash equivalents	$2,672	$(874)
Net decrease in cash and cash equivalents	$(128,339)	$(27,360)

Our principal sources of liquidity are our cash, cash equivalents, and investments in marketable securities. As of June 30, 2016, we had $423.0 million of cash, cash equivalents, and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale. In November 2015, we completed our initial public offering in which we received total net proceeds of $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of $6.9 million. Prior to our initial public offering, our principal source of liquidity was private sales of convertible preferred stock with total cash proceeds to us of $544.9 million.

In addition, we have a revolving secured credit facility that matures in November 2020. To date, no funds have been drawn under the credit facility, with $375.0 million remaining available. Loans under the credit facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarters. We are obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. We paid $0.3 million in unused commitment fees during the six months ended June 30, 2016.

Historically we funded a majority of our MCAs from arrangements with third parties that commit to purchase the future receivables related to these advances. As of June 30, 2016, we have fully transitioned from offering MCAs to loans. These loans are originated through a partnering bank to be purchased by us and are held for sale to third-party investors.

We believe that our existing cash and cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures for at least the next 12 months. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot be assured that any additional financing will be available to us on acceptable terms or at all.

Short-term restricted cash of $13.5 million as of June 30, 2016 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $23.1 million as of June 30, 2016 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company has recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, settlements receivable and customers payable, and hence working capital. These fluctuations are primarily due to:

•
Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable amounts typically will be more than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlement receivable, and customer payable amounts increase. Typically our cash, cash equivalents, settlements receivable, and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customer payable and settlement receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Cash Flows from Operating Activities

Cash used in operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, provision for transaction losses, provision for uncollectible merchant cash advances, deferred income taxes, and gain (loss) on disposal of property and equipment, as well as the effect of changes in operating assets and liabilities, including working capital.
For the six months ended June 30, 2016, cash used by operating activities was $35.8 million, as a result of a net loss of $124.1 million, offset by non-cash items consisting primarily of share-based compensation of $68.1 million, provision for transaction losses of $23.4 million, and depreciation and amortization of $18.1 million. Additional uses of cash were from changes in operating assets and liabilities, including increases in settlements receivable of $62.2 million, purchase of loans held for sale of $212.7 million and charge-offs and recoveries to accrued transaction losses of $24.5 million. This activity was offset in part by increases in customers payable of $84.8 million, proceeds from sales and principal repayments of loans held for sale of $183.7 million, and decreases in merchant cash advance receivable of $15.3 million.
For the six months ended June 30, 2015, cash used by operating activities was $10.5 million, as a result of a net loss of $77.6 million, offset in part by non-cash items consisting primarily of share-based compensation expense of $28.7 million, provision for transaction losses of $21.6 million, and depreciation and amortization of $12.0 million. Additional uses of cash were from changes in our operating assets and liabilities, including an increase in settlements receivable of $56.3 million and charge-offs and recoveries to accrued transactions of $14.2 million, offset by increases in customers payable of $67.3 million and other noncurrent liabilities of $7.4 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable securities, changes in restricted cash, and business acquisitions.
For the six months ended June 30, 2016, cash used in investing activities was $105.2 million, as a result of the purchase of marketable securities of $102.2 million, offset in part by proceeds from maturities and sales of marketable securities of $21.7 million. Additional uses of cash were as a result of the purchase of property and equipment of $15.8 million and an increase in restricted cash of $8.5 million.
For the six months ended June 30, 2015, cash used in investing activities was $24.6 million as a result of the purchase of property and equipment of $20.8 million and business acquisitions of $3.8 million.

Cash Flows from Financing Activities
For the six months ended June 30, 2016, cash provided by financing activities was $10.0 million as a result of proceeds from issuances of common stock from the exercise of options and employee stock purchase plan of $15.5 million, offset by payments in offering costs related to our initial public offering of $5.5 million.
For the six months ended June 30, 2015, cash provided by financing activities was $8.6 million as a result of proceeds from the exercise of stock options.

Contractual Obligations and Commitments
There were no material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements during the periods presented.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our critical accounting policies have not materially changed during the six months ended June 30, 2016. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

We believe the assumptions and estimates associated with revenue recognition, accrued transaction losses, provision for uncollectible receivables related to MCAs, valuation of loans held for sale, business combinations, goodwill and intangible assets, income taxes, and share-based compensation to have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Recent Accounting Pronouncements

See “Recently Issued Accounting Standards” described in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of June 30, 2016, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability and the intent to hold these instruments until maturity, which further reduces our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial

Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Notably, we were involved in legal proceedings with Robert E. Morley and REM Holdings 3, LLC (REM), which included disputes over certain patents and over Mr. Morley’s early involvement in the business enterprise that became Square. On December 1, 2010, we, along with our co-founder Jim McKelvey, filed a complaint (2010 Complaint) in the United States District Court for the Eastern District of Missouri to, among other things, add Mr. McKelvey as a named inventor of certain patents of which Mr. Morley was named the sole inventor. REM counterclaimed, alleging infringement by Square of the patents. On January 30, 2014, Mr. Morley and REM filed a complaint against Square, Jack Dorsey, and Mr. McKelvey, in the same Court, alleging that the formation of Square and the development of our card reader and decoding technologies constituted, among other things, breach of an alleged joint venture, fraud, negligent misrepresentation, civil conspiracy, unjust enrichment, and misappropriation of trade secrets, as well as other related claims (2014 Complaint), and sought a judgment and order that Square, Mr. Dorsey, and Mr. McKelvey held ownership of Square in constructive trust for Mr. Morley, as well as a variety of additional damages, injunctive relief, royalties, and correction of inventorship of certain of our patents. The Court consolidated the 2014 Complaint with the 2010 Complaint (collectively, the Complaints) on July 16, 2014.

On June 8, 2016, a final, definitive settlement agreement (Settlement Agreement) resolving the Complaints was entered into by Mr. Morley, REM, Mr. Dorsey, Mr. McKelvey, and Square. The Settlement Agreement required an aggregate total payment of $50 million to plaintiffs, including meaningful contributions by Mr. Dorsey and Mr. McKelvey. Square made a payment of $48 million to plaintiffs and met its obligations under the Settlement Agreement. On June 17, 2016, the Court entered an Order dismissing the Complaints in their entirety, with prejudice.

Additionally, we are involved in a class action lawsuit concerning independent contractors in connection with our Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the Northern District of California against our wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim, and this claim is instead being pursued by a different courier.

In addition, from time to time, we are involved in various other litigation matters and disputes arising in the ordinary course of business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that none of our current legal proceedings will have a material adverse effect on our business.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making any investment decision with respect to our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading “Risk Factors.”

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

Our total net revenue grew from $552.4 million in 2013 to $850.2 million in 2014 and to $1,267.1 million in 2015. During the six months ended June 30, 2015 and 2016, our total net revenue grew from $560.6 million to $817.8 million, respectively. We expect our rate of revenue growth will decline, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Starbucks has announced that it will transition to another payment processor and will cease using our payment processing services altogether. As a result, our total net revenue may decrease meaningfully going forward. Our sellers and other users of our services have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested in new products and services, including Square Cash and Caviar, and will continue to invest in new products and services, but if those products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $179.8 million, $154.1 million, and $104.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the six months ended June 30, 2016 and 2015, we generated net losses of $124.1 million and $77.6 million, respectively.

As of June 30, 2016, we had an accumulated deficit of $731.7 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We, our sellers, and our partners, including third-party data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions. This is also true of other users of our services, such as Square Cash and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers, payment card numbers and expiration dates, bank account information, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information regarding our sellers’ customers, including their contact information, payment card numbers and expiration dates, and purchase histories. We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. However, if our security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including personally identifiable information, on our systems or our partners’ systems, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties, including costs associated with remediation. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for their cost of issuing new cards and other related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platform. Any perceived or actual breach of security could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers, prevent us from obtaining new sellers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability. Any security breach at a company providing services to us, our sellers, or other users of our services could have similar effects.

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

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the amounts paid to the cardholder. Since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. This has shifted an increased amount of the risk for certain fraudulent transactions from the issuing banks to these sellers, which has resulted in our having to seek an increased level of reimbursement for chargebacks from our sellers that do not deploy EMV-compliant card readers. Not all of the readers we offer to merchants are EMV-compliant. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks. We do not collect and maintain reserves from our sellers to cover these potential losses, and for customer relations purposes we sometimes decline to seek reimbursement for certain chargebacks. The risk of chargebacks is typically greater with those of our sellers that promise future delivery of goods and services, which we allow on our service. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction fees, or terminate our ability to process payment cards. Any increase in our transaction fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected.

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

The success of enhancements, new features, and products and services depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements or new features or services. We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies. For example, in 2015 we introduced a chip and contactless reader combining EMV and NFC technologies, but we do not yet know whether this reader will be supported by other important industry participants or gain wide market acceptance. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

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

We compete in markets characterized by vigorous competition, changing technology, changing seller and buyer needs, evolving industry standards, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. We compete against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. We also expect new entrants to offer competitive products and services. Certain sellers have long-standing exclusive, or nearly exclusive, relationships with our competitors to accept payment cards and other services that we offer. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them. Competing services tied to established brands may engender greater confidence in the safety and efficacy of their services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected.

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

Our business depends on our ability to accept credit and debit cards, which ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. Other than American Express, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to four years. Our three largest such agreements expire between the first quarter of 2017 and the first quarter of 2020, and two of these agreements provide for automatic renewal. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renew these agreements on commercially reasonable terms. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

We are required to pay interchange fees and assessments to the payment card networks, as well as fees to our acquiring processors, to process transactions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In addition, our acquiring processors and payment card networks may refuse to renew our agreements with them on commercially reasonable terms. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a flat rate for our payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our acquiring processors could make our pricing look less competitive, lead us to change our pricing model, or adversely affect our margins.

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

Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions; general retail buying patterns; and the other risks described in this Quarterly Report on Form 10-Q.

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

A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.

Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. If spending by their customers declines, these businesses would experience reduced sales and process fewer payments with us or, if they cease to operate, stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if businesses processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for Square Capital may slow or the receivables related to the Square Capital MCAs or business loans may be paid more slowly, or not at all. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, the investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

Expanding our business globally could subject us to new challenges and risks.

We currently offer our services and products in multiple countries and plan to continue expanding our business further globally. Additional expansion, whether in our existing or new global markets, will require additional resources and controls, and offering our services in new geographic regions often requires substantial expenditures and takes considerable time, and we may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion could also subject our business to substantial risks, including:

•	difficulty in attracting a sufficient number of sellers;

•	failure to anticipate competitive conditions;

•	conformity with applicable business customs, including translation into foreign languages and associated expenses;

•	increased costs and difficulty in protecting intellectual property and sensitive data;

•	changes to the way we do business as compared with our current operations or a lack of acceptance of our products and services;

•	the ability to support and integrate with local third-party service providers;

•	competition with service providers that have greater experience in the local markets than we do;

•
difficulties in staffing and managing foreign operations in an environment of diverse culture, laws and customs, challenges caused by distance, language, and cultural differences, and the increased travel, infrastructure and legal and compliance costs associated with global operations;

•	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including with respect to data privacy and security;

•	compliance with U.S. and foreign anti-bribery laws;

•	potential tariffs, sanctions, or other trade barriers including fines;

•	exchange rate risk;

•
compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws, the complexity and adverse consequences of such tax laws and potentially adverse tax consequences due to changes in such tax laws; and

•	regional economic and political instability.

As a result of these risks, our efforts to expand our global operations may not be successful, which could limit our ability to grow our business.

We rely on third parties and their systems for a variety of services, including to process transaction data and settle funds to us and our sellers, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.

To provide our payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring processors, the payment card issuers, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including to transmit transaction data, process chargebacks and refunds, settle funds to our sellers, and to provide information and other elements of our services. For example, we currently rely on three acquiring processors in the United States and two for each of Canada, Japan and Australia. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

Many of the key components used to manufacture our products, such as the custom parts of Square Reader for magnetic stripe cards, including its magnetic stripe-reading element, its plastic cover, and its application-specific integrated circuits, come from limited or single sources of supply, as do the plastic cover, connector, and security cage of Square Reader for EMV chip cards and NFC. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles Square Reader for magnetic stripe cards and Square Reader for EMV chip cards and NFC, as well as manufactures those products’ plastic parts with custom tools that we own but that they maintain on their premises. The term of the agreement with that manufacturer initially expired on June 26, 2014, but automatically renewed and will continue to renew for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement will continue until September 30, 2016, at which point it will automatically renew for successive two-year terms unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider initially expired on March 24, 2016 but automatically renewed and will continue to renew for consecutive one-year periods unless either party provides notice of non-renewal. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for most of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them or that the components may cease to be available on commercially reasonable terms. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, could limit the supply of our products. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.

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

Our Square Capital service is subject to risks in addition to those described elsewhere in this Quarterly Report on Form 10-Q. Maintaining and growing our Square Capital service is dependent on third parties to purchase the loans. If third parties fail to continue to purchase such loans or reduce the amount of future loans they purchase, then we would have to fund future loans to merchants from our own resources and might have to reduce the scale of our Square Capital service. If third parties reduce the price they are willing to pay for these loans or reduce the servicing fees they pay us in exchange for servicing the loans on their behalf, then the financial performance of Square Capital would be harmed.

Adverse changes in macroeconomic conditions could cause some Square Capital sellers to cease operating or to experience a decline in their payment processing volume, rendering us unable to obtain the receivables or repayment of loans or extending the period of time required for us to obtain such receivables or repayment of loans. Sellers are contractually obligated to use Square as their only card payment processing service until we have received the agreed-upon fixed amount of receivables or repayment of loans. To the extent a seller breaches this obligation, the seller would be liable to us for the balance of the receivables in respect of an MCA or an accelerated loan repayment. Absent a breach of the contract, our only recourse is to the business and not to any individual or other asset.

In addition, adverse changes in macroeconomic conditions could also lead to a decrease in the number of sellers suitable for Square Capital loans and strain our ability to correctly identify such sellers or manage the risk of non-payment or fraud. Similarly, if we fail to correctly predict or price the loans of sellers utilizing our Square Capital service, our business may be materially and adversely affected.

We have partnered with a partner bank on loans. If the partner bank ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or obtain licenses to make loans ourselves, our Square Capital service may be materially and adversely affected.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, and industry standards in the United States and in other countries in which we operate. These laws and regulations govern numerous areas that are important to our business, including consumer protection, privacy, fair lending, labor and employment, immigration, import and export practices, product labeling, competition, and marketing and communications practices, to name a few. Such laws and regulations are subject to evolving interpretations and application, and it can be difficult to predict how they may be applied to our business, particularly as we introduce new products and services and expand into new jurisdictions. Any perceived or actual breach of laws and regulations could negatively impact our business. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services; that could cause us to be subject to audits, inquiries, or investigations; that could result in fines, injunctive relief, or other penalties; or that could require costly, time-consuming, or otherwise burdensome compliance measures from us.

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

The laws, rules, regulations, and licensing schemes that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), consumer financial protection, anti-money laundering, escheatment, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, and regulations are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, those enforced by the Financial Transactions and Reports Analysis Centre in Canada, and those enforced by the Australian Transaction Reports and Analysis Centre. As we expand into new jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. Our Square Capital service has shifted from offering MCAs to offering loans through a partnership with an FDIC-insured bank partner. In this transition, additional state and federal requirements concerning lending have become applicable. In addition, as our business continues to develop and expand, we may become subject to additional rules and regulations. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply.

Although we have a compliance program focused on applicable laws, rules, and regulations and are continually investing more in this program, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

We may be, and in some instances have been, subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving intellectual property, consumer protection, privacy, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, and other matters. For example, we are involved in a putative class action lawsuit concerning independent contractors in connection with our Caviar business, alleging that the couriers have been improperly denied reimbursement for business expenses due to their classification as independent contractors.

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

As of June 30, 2016, we had 176 patents issued in the United States and abroad and 549 patent applications on file in the United States and abroad, though there can be no assurance that any or all of these applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

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

Any acquisitions, strategic investments, entries into new businesses, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations, and harm our business.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, divestitures, and other transactions. We continue to seek to acquire or invest in businesses, apps, or technologies that we believe could complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. We also have limited experience in acquiring other businesses. In addition to opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, including risks that:

•	the transaction may not advance our business strategy;

•	we may be unable to identify opportunities on terms acceptable to us;

•	we may not realize a satisfactory return or increase our revenue;

•	we may experience disruptions on our on-going operations and divert management’s attention;

•	we may be unable to retain key personnel;

•	we may experience difficulty in integrating technologies, IT systems, accounting systems, culture, or personnel;

•
acquired businesses may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

•	we may have difficulty entering new market segments;

•	we may be unable to retain the customers and partners of acquired businesses;

•	there may be unknown, underestimated, or undisclosed commitments or liabilities, including actual or threatened litigation;

•	there may be regulatory constraints, particularly competition regulations that may affect the extent to which we can maximize the value of our acquisitions or investments; and

•	acquisitions could result in dilutive issuances of equity securities or the incurrence of debt.

We may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining financing or selling on acceptable terms in a timely manner. Additionally, we may experience difficulty separating out portions of or entire businesses, incur potential loss of revenue or experience negative impact on margins. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt seller relationships, and expose us to unanticipated or on-going obligations and liabilities.

Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 95% of the voting power of our outstanding capital stock as of June 30, 2016. Our executive officers and directors and their affiliates held approximately 50.7% of the voting power of our outstanding capital stock as of June 30, 2016. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

As a public company, we incur significant legal, financial, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the New York Stock Exchange, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We expect that complying with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public technology companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.

If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our Class A common stock may be materially and adversely affected.

We are currently evaluating our internal controls, identifying and remediating deficiencies in those internal controls, and documenting the results of our evaluation, testing, and remediation. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. If we identify one or more material weaknesses in our internal control over financial reporting that we are unable to remediate before the end of the same fiscal year in which the material weakness is identified, or if we are otherwise unable to maintain effective internal controls over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. We have identified significant deficiencies in our internal control over financial reporting in the past and have taken steps to remediate such deficiencies. However, our efforts to remediate them may not be effective or prevent any future deficiency in our internal control over financial reporting. We will be required to disclose material changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until our Annual Report on Form 10-K for the fiscal year ending December 31, 2016.

The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

A certain portion of the shares of our capital stock outstanding are restricted from immediate resale but may be sold in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors, and the holders of substantially all of our capital stock, options, and warrants prior to our initial public offering entered into market standoff agreements with us or lock-up agreements with the underwriters of our initial public offering under which they agreed, subject to specific exceptions, not to sell any shares of our capital stock prior to May 17, 2016 at the earliest (some holders may not sell prior to August 15, 2016). As a result of these agreements and the provisions of our investors’ rights agreement, a certain portion of the shares of our capital stock became available for sale in the public market beginning on May 17, 2016 and all remaining shares of our capital stock will be available for sale in the public market beginning on August 15, 2016, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, as well as our insider trading policy.

Following the expiration of the lock-up agreements referred to above, stockholders owning an aggregate of more than 140 million shares of our capital stock (including shares issuable pursuant to the exercise of warrants to purchase shares of our capital stock that were outstanding as of June 30, 2016) can require us to register shares of our capital stock owned by them for public sale in the United States. Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions. In addition, we have registered and reserved approximately 250 million shares of our capital stock for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, and applicable volume restrictions and other restrictions that apply to affiliates, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class A common stock will be available for immediate resale in the United States in the open market.

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

If securities or industry analysts publish reports that are interpreted negatively by the investment community, publish negative research reports about our business, or cease coverage of our company or fail to regularly publish reports on us, our share price and trading volume could decline.

The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. We do not have any control over these analysts or the information contained in their reports. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial or operating performance, industry or end-markets, our share price could decline. In addition, if a majority of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the trading price of our common stock increases. Investors seeking cash dividends should not purchase shares of our common stock.

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

SQUARE, INC.

Date:	August 4, 2016	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
Sarah Friar
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Square, Inc. 2015 Equity Incentive Plan, as amended and restated, and related form agreements.
10.2+	Square, Inc. Outside Director Compensation Policy, as amended and restated.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

+    Indicates management contract or compensatory plan.