Form 10-Q
period 2016-09-30
Square, Inc.
filed 2016-11-02
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☒ (Do not check if smaller reporting company) Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2016, the number of shares of the registrant’s Class A common stock outstanding was 166,302,906 and the number of shares of the registrant’s Class B common stock outstanding was 185,836,069.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to develop our products and services to operate with changing technology, our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue in international markets, our plans for funding and expanding Square Capital, our expectations regarding litigation, our expectations regarding the effect the Starbucks transition will have on our net revenue, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.
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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$437,900	$470,775
Short-term investments	76,427	—
Restricted cash	13,559	13,537
Settlements receivable	233,812	142,727
Loans held for sale	28,817	604
Merchant cash advance receivable, net	8,268	36,473
Other current assets	44,244	41,447
Total current assets	843,027	705,563
Property and equipment, net	89,957	87,222
Goodwill	56,699	56,699
Acquired intangible assets, net	20,252	26,776
Long-term investments	15,478	—
Restricted cash	23,137	14,686
Other assets	3,658	3,826
Total assets	$1,052,208	$894,772
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,719	$18,869
Customers payable	364,434	224,811
Accrued transaction losses	21,428	17,176
Accrued expenses	41,943	44,401
Other current liabilities	44,500	28,945
Total current liabilities	486,024	334,202
Other liabilities	55,795	52,522
Total liabilities	541,819	386,724
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at September 30, 2016 and December 31, 2015. None issued and outstanding at September 30, 2016 and December 31, 2015.	—	—
Common stock, $0.0000001 par value: 1,000,000,000 Class A shares authorized at September 30, 2016 and December 31, 2015; 162,988,864 and 31,717,133 issued and outstanding at September 30, 2016 and December 31, 2015, respectively. 500,000,000 Class B shares authorized at both September 30, 2016 and December 31, 2015; 188,328,922 and 303,232,312 issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	—	—
Additional paid-in capital	1,274,248	1,116,882
Accumulated deficit	(764,072)	(607,649)
Accumulated other comprehensive income (loss)	213	(1,185)
Total stockholders’ equity	510,389	508,048
Total liabilities and stockholders’ equity	$1,052,208	$894,772
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Transaction revenue	$388,347	$280,955	$1,053,664	$751,929
Starbucks transaction revenue	7,164	32,332	78,869	95,199
Software and data product revenue	35,320	14,694	88,833	35,628
Hardware revenue	8,171	4,207	35,438	10,002
Total net revenue	439,002	332,188	1,256,804	892,758
Cost of revenue:
Transaction costs	254,061	182,007	683,194	479,937
Starbucks transaction costs	4,528	41,410	69,810	118,542
Software and data product costs	12,524	5,593	31,701	13,820
Hardware costs	15,689	5,726	56,444	16,636
Amortization of acquired technology	1,886	1,142	6,142	2,886
Total cost of revenue	288,688	235,878	847,291	631,821
Gross profit	150,314	96,310	409,513	260,937
Operating expenses:
Product development	70,418	55,020	203,648	140,452
Sales and marketing	46,754	39,259	124,470	107,170
General and administrative	52,075	37,820	198,966	97,743
Transaction, loan and advance losses	12,885	16,005	38,201	40,840
Amortization of acquired customer assets	164	423	703	1,373
Total operating expenses	182,296	148,527	565,988	387,578
Operating loss	(31,982)	(52,217)	(156,475)	(126,641)
Interest (income) and expense, net	(183)	137	(243)	995
Other (income) and expense, net	294	644	(690)	1,390
Loss before income tax	(32,093)	(52,998)	(155,542)	(129,026)
Provision for income taxes	230	932	881	2,502
Net loss	$(32,323)	$(53,930)	$(156,423)	$(131,528)
Net loss per share:
Basic	$(0.09)	$(0.35)	$(0.46)	$(0.88)
Diluted	$(0.09)	$(0.35)	$(0.46)	$(0.88)
Weighted-average shares used to compute net loss per share
Basic	343,893	152,334	336,593	149,058
Diluted	343,893	152,334	336,593	149,058
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(32,323)	$(53,930)	$(156,423)	$(131,528)
Net foreign currency translation adjustments	127	(198)	722	(455)
Net unrealized gain (loss) on revaluation of intercompany loans	74	80	$656	$(15)
Net unrealized gain (loss) on marketable securities	(60)	—	20	—
Total comprehensive loss	$(32,182)	$(54,048)	$(155,025)	$(131,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(156,423)	$(131,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,817	18,526
Share-based compensation	104,899	49,486
Starbucks share-based instruments	—	1,485
Provision for transaction losses	36,875	32,967
Provision for (reduction in) uncollectible merchant cash advances	509	4,616
Deferred provision for income taxes	(104)	(207)
Loss on disposal of property and equipment	(88)	240
Changes in operating assets and liabilities:
Settlements receivable	(91,390)	(40,729)
Purchase of loans held for sale	(421,243)	—
Proceeds from sales and principal payments of loans held for sale	393,221	—
Merchant cash advance receivable	27,696	(18,725)
Other current assets	(3,011)	(4,457)
Other assets	145	1,102
Accounts payable	(867)	2,048
Customers payable	139,105	89,446
Charge-offs and recoveries to accrued transaction losses	(32,623)	(25,415)
Accrued expenses	86	13,950
Other current liabilities	15,255	1,524
Other noncurrent liabilities	2,376	8,801
Net cash provided by operating activities	42,235	3,130
Cash flows from investing activities:
Purchase of marketable securities	(139,103)	—
Proceeds from maturities of marketable securities	26,268	—
Proceeds from sale of marketable securities	20,962	—
Purchase of property and equipment	(19,674)	(30,724)
Payment for acquisition of intangible assets	(400)	(110)
Change in restricted cash	(8,473)	(252)
Business acquisitions (net of cash acquired)	—	(4,500)
Net cash used in investing activities	(120,420)	(35,586)
Cash flows from financing activities:
Principal payments on debt	—	(30,000)
Payments of offering costs related to initial public offering	(5,530)	—
Proceeds from issuances of common stock from the exercise of options and employee stock purchase plan	48,304	12,209
Net cash provided by (used in) financing activities	42,774	(17,791)
Effect of foreign exchange rate changes on cash and cash equivalents	2,536	(970)
Net decrease in cash and cash equivalents	(32,875)	(51,217)
Cash and cash equivalents, beginning of period	470,775	225,300
Cash and cash equivalents, end of period	$437,900	$174,083
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

Out of Period Adjustments

During the three months ended June 30, 2016, the Company recorded an out of period adjustment of $6.0 million to transaction, loan and advance losses as a result of a correction to the calculation of its reserve for transaction losses. The adjustment was recorded to correct an understatement of transaction losses in prior periods. Of the total amount of this adjustment, $0.5 million is related to the three months ended March 31, 2016, and $2.6 million, $1.6 million and $1.0 million is related to the years ended December 31, 2015, 2014, and 2013, respectively. The remaining $0.3 million is related to historical periods. The Company does not believe that such amounts are material with respect to the estimated operating loss or estimated net loss for the current fiscal year or any previously reported consolidated financial statements.

Litigation Settlement

On June 8, 2016, a final, definitive settlement agreement (Settlement Agreement) was entered into by Robert E. Morley, REM Holdings 3, LLC, Jack Dorsey, Jim McKelvey, and the Company. The Settlement Agreement required an aggregate total payment of $50 million to plaintiffs, including meaningful contributions by Mr. Dorsey and Mr. McKelvey. The Company made a payment of $48 million to plaintiffs and met its obligations under the Settlement Agreement. This amount was classified within general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2016. On June 17, 2016, the Court entered an Order dismissing the complaints in their entirety, with prejudice.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other future annual or interim period.

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

Concentration of Credit Risk
For the three and nine months ended September 30, 2016, the Company had no customer that accounted for greater than 10% of total net revenue. For the three and nine months ended September 30, 2015, the Company had no customer other than Starbucks that accounted for greater than 10% of total net revenue. The Company had three third-party processors that represented approximately 47%, 39%, and 11% of settlements receivable as of September 30, 2016. The same three parties represented approximately 56%, 23%, and 16% of settlements receivable as of December 31, 2015.
The Company places its cash and cash equivalents and investments in marketable securities with large creditworthy U.S. financial institutions. Balances in these accounts may exceed federally insured limits at times.

Significant Accounting Policies
Except as described below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In August 2016, the FASB issues ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance addresses several specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements.

NOTE 2 - RESTRICTED CASH

As of September 30, 2016 and December 31, 2015, restricted cash of $13.6 million and $13.5 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions. The Company uses the restricted cash to secure letters of credit with the financial institutions to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the condensed consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

As of September 30, 2016 and December 31, 2015, the remaining restricted cash of $23.1 million and $14.7 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (see Note 17) and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company has recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms extend beyond one year.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$209,364	$—	$—	$337,234	$—	$—
Commercial paper	—	1,500	—	—	—	—
Short-term securities:
U.S. agency securities	—	13,088	—	—	—	—
Corporate bonds	—	19,787	—	—	—	—
Commercial paper	—	17,455	—	—	—	—
Municipal securities	—	6,529	—
U.S. government securities	19,568	—	—	—	—	—
Long-term securities:				—	—	—
U.S. agency securities	—	6,519	—	—	—	—
Corporate bonds	—	4,423	—	—	—	—
Municipal securities	—	3,033	—	—	—	—
U.S. government securities	1,503	—	—	—	—	—
Total	$230,435	$72,334	$—	$337,234	$—	$—

Loans are recorded at the lower of cost or fair value. To determine the fair value of loans, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, to arrive at an estimate of fair value.

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	September 30, 2016
	Carrying Value	Fair Value (Level 3)
Loans held for sale	28,817	29,778
Total	28,817	29,778

As of December 31, 2015, the difference between the fair value of loans and the carrying value was insignificant.
The carrying amounts of certain financial instruments, including cash equivalents, settlements receivable, merchant cash advance receivable, accounts payable, customers payable, and settlements payable, approximate their fair values due to their short-term nature.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2016 and 2015, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 4 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of September 30, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$13,076	$12	$—	$13,088
Corporate bonds	19,795	—	(8)	19,787
Commercial paper	17,455	—	—	17,455
Municipal securities	6,530	—	(1)	6,529
U.S. government securities	19,552	16	—	19,568
Total	$76,408	$28	$(9)	$76,427

Long-term securities:
U.S. agency securities	$6,508	$11	$—	$6,519
Corporate bonds	4,419	4	—	4,423
Municipal securities	3,038	—	(5)	3,033
U.S. government securities	1,500	3	—	1,503
Total	$15,465	$18	$(5)	$15,478

For the three and nine months ended September 30, 2016, gains or losses realized on the sale of investments were insignificant. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2016.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2016 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$76,408	$76,427
Due in one to five years	15,465	15,478
Total	$91,873	$91,905

NOTE 5 - ALLOWANCE FOR MERCHANT CASH ADVANCE LOSSES
The following table summarizes the activities of the Company’s allowance for uncollectible merchant cash advance receivables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for uncollectible MCA receivables, beginning of the period	$5,091	$5,277	$7,443	$2,431
Provision for uncollectible MCA receivables	602	1,468	509	4,616
MCA receivables charged off	(855)	(809)	(3,114)	(1,111)
Allowance for uncollectible MCA receivables, end of the period	$4,838	$5,936	$4,838	$5,936

As of March 31, 2016, the Company had fully transitioned from offering MCAs to loans. Activity in the table above includes updates to the Company's provision estimates for historical balances and charge offs of certain MCA receivables based on payment inactivity.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property, equipment, and internally-developed software at cost, less accumulated depreciation and amortization (in thousands):

	September 30, 2016	December 31, 2015
Computer equipment	$50,520	$43,531
Office furniture and equipment	10,110	9,339
Leasehold improvements	72,308	65,298
Capitalized software	22,761	14,533
Construction in process	670	490
Total	156,369	133,191
Less: Accumulated depreciation and amortization	(66,412)	(45,969)
Property and equipment, net	$89,957	$87,222
Depreciation and amortization expense on property and equipment was $7.6 million and $20.9 million for the three and nine months ended September 30, 2016, respectively. Depreciation and amortization expense on property and equipment was $5.0 million and $14.2 million for the three and nine months ended September 30, 2015, respectively.

NOTE 7 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of both September 30, 2016 and December 31, 2015, goodwill was $56.7 million.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS
The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance as of September 30, 2016
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(427)	$858
Technology Assets	29,045	(12,786)	16,259
Customer Assets	6,645	(3,510)	3,135
Total	$36,975	$(16,723)	$20,252

	Balance as of December 31, 2015
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(348)	$937
Technology Assets	28,645	(6,644)	22,001
Customer Assets	6,645	(2,807)	3,838
Total	$36,575	$(9,799)	$26,776

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately 13 years, three years, and six years, respectively.

Amortization expense associated with other intangible assets was $2.1 million and $6.9 million for the three and nine months ended September 30, 2016, respectively. Amortization expense associated with other intangible assets was $1.6 million and $4.3 million for the three and nine months ended September 30, 2015, respectively.

The total estimated annual future amortization expense of these intangible assets as of September 30, 2016 is as follows (in thousands):

2016 (remaining 3 months)	$2,048
2017	7,187
2018	5,687
2019	2,983
2020	1,087
Thereafter	1,260
Total	$20,252

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$7,407	$4,808
Prepaid expenses	3,734	7,101
Deferred reader costs	3,869	4,018
Inventory	14,695	11,864
Tenant improvement reimbursement receivable	1,189	1,788
Deferred hardware costs	2,839	1,709
Processing costs receivable	4,470	7,847
Other	6,041	2,312
Total	$44,244	$41,447

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	September 30, 2016	December 31, 2015
Accrued hardware costs	$6,345	$11,622
Processing costs payable	7,182	11,417
Accrued professional fees	4,247	7,642
Accrued payroll	6,712	2,660
Accrued marketing	7,147	2,443
Other accrued liabilities	10,310	8,617
Total	$41,943	$44,401

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	September 30, 2016	December 31, 2015
Settlements payable	27,515	$13,105
Employee early exercised stock options	924	2,141
Accrued redemptions	1,369	1,066
Current portion of deferred rent	2,750	2,393
Deferred revenue	5,303	6,623
Other	6,639	3,617
Total	$44,500	$28,945

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2016	December 31, 2015
Deposits	$2,104	$1,993
Deferred tax assets	301	188
Other	1,253	1,645
Total	$3,658	$3,826

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2016	December 31, 2015
Deferred rent	$23,790	$25,543
Employee early exercised stock options	201	1,128
Deferred tax liabilities	285	299
Statutory liabilities	27,554	25,492
Other	3,965	60
Total	$55,795	$52,522

NOTE 11 - DEBT
In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.
Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.4 million in unused commitment fees during the three and nine months ended September 30, 2016, respectively.

NOTE 12 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility. Recoveries are reflected as a reduction in the reserve for transaction losses when the recovery occurs.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Accrued transaction losses, beginning of the period	$16,093	$15,844	$17,176	$8,452
Provision for transaction losses	13,483	11,401	36,875	32,967
Charge-offs and recoveries to accrued transaction losses	(8,148)	(11,241)	(32,623)	(25,415)
Accrued transaction losses, end of the period	$21,428	$16,004	$21,428	$16,004

NOTE 13 - INCOME TAXES
The Company recorded an income tax expense of $0.2 million and $0.9 million for the three and nine months ended September 30, 2016, respectively, compared to income tax expense of $0.9 million and $2.5 million for the three and nine months ended September 30, 2015, respectively. The income tax expense recorded for the three and nine months ended September 30, 2016 was primarily due to state and foreign income tax expense.
The Company’s effective tax rate was approximately (0.7)% and (0.6)% for the three and nine months ended September 30, 2016, respectively, compared to an effective tax rate of (1.8)% and (1.9)% for the three and nine months ended September 30, 2015, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2016 primarily relates to the valuation allowance on the Company’s deferred tax assets.
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

As of September 30, 2016, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three and nine months ended September 30, 2016 was calculated on a jurisdiction basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 14 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of September 30, 2016, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of September 30, 2016, there were 162,988,864 shares of Class A common stock and 188,328,922 shares of Class B common stock outstanding. Options and awards granted following the Company's Initial Public Offering are related to underlying Class A common stock. Additionally, Class B shareholders are able to convert their shares into Class A common stock.

Stock Plans
The Company maintains two share-based employee compensation plans: the 2009 Stock Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Beginning November 17, 2015, no additional securities will be issued under the 2009 Plan.

Under the 2015 Plan, shares of common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors. As of September 30, 2016, the total number of shares subject to stock options and RSUs outstanding under the 2015 Plan was 19,037,766, and 35,373,551 shares were available for future issuance. As of September 30, 2016, the total number of shares subject to stock options and RSUs outstanding under the 2009 Plan was 82,934,307.
A summary of stock option activity for the nine months ended September 30, 2016 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2015	107,515,554	$6.99	7.87	$656,194
Granted	1,767,320	13.49
Exercised	(13,559,723)	3.02
Forfeited	(9,020,899)	$10.99
Balance as of September 30, 2016	86,702,252	7.32	7.40	418,923
Options vested and expected to vest as of
September 30, 2016	81,679,340	7.10	6.81	410,515
Options exercisable as of
September 30, 2016	82,443,845	7.15	7.31	411,791

Restricted Stock Activity
Activity related to RSUs during the nine months ended September 30, 2016 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2015	3,632,765	$13.14
Granted	14,546,288	12.12
Vested	(1,780,873)	12.48
Forfeited	(1,128,359)	13.09
Unvested as of September 30, 2016	15,269,821	$12.25

Share-Based Compensation
The fair value of stock options and employee stock purchase plan shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model.
Effective August 31, 2015, the Company modified all of its nonstatutory stock option grants to extend the exercise term for terminated employees who have completed two years of service. In the event of a termination, the modified expiration date will be the earlier of (i) three years from termination or (ii) one year following an initial public offering, if in each case, the date of termination occurs between August 31, 2015 and the nine-month anniversary of the initial public offering. In all cases, the grants remain subject to earlier expiration in accordance with their original terms. During the three and nine months ended September 30, 2016, share-based compensation expense included $0.6 million and $2.0 million, respectively, related to the vested portion of the impacted options, as a result of the modification. The Company will incur an additional $5.2 million of share-based compensation expense over the remaining vesting periods of the impacted options.
The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.31%	1.69%	1.54%	1.73%
Expected volatility	43.51%	44.56%	42.74%	47.91%
Expected term (years)	6.08	5.86	6.08	6.06

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product development	$23,949	$13,938	$70,064	$33,287
Sales and marketing	3,697	1,750	9,963	4,524
General and administrative	9,133	5,105	24,872	11,675
Total	$36,779	$20,793	$104,899	$49,486

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. During the three and nine months ended September 30, 2016, the Company recorded $0.8 million and $3.8 million, respectively, of share-based compensation expense related to the ESPP, which is included in the table above. There was no similar activity during the three and nine months ended September 30, 2015.

The Company capitalized $1.2 million and $2.0 million of share-based compensation expense related to capitalized software during the three and nine months ended September 30, 2016, respectively. There was no similar activity during the three and nine months ended September 30, 2015.
As of September 30, 2016, there was $272.4 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 2.95 years.

NOTE 15 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(32,323)	$(53,930)	$(156,423)	$(131,528)
Basic shares:
Weighted-average common shares outstanding	346,299	156,206	339,728	153,965
Weighted-average unvested shares	(2,406)	(3,872)	(3,135)	(4,907)
Weighted-average shares used to compute basic net loss per share	343,893	152,334	336,593	149,058
Diluted shares:
Weighted-average shares used to compute diluted loss per share	343,893	152,334	336,593	149,058
Net loss per share:
Basic	$(0.09)	$(0.35)	$(0.46)	$(0.88)
Diluted	$(0.09)	$(0.35)	$(0.46)	$(0.88)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2016	2015
Stock options and restricted stock units	101,972	106,234
Common stock warrants	9,458	9,457
Preferred stock warrants	—	87
Convertible preferred stock	—	135,253
Unvested shares	1,997	3,872
Employee stock purchase plan	637	—
Total anti-dilutive securities	114,064	254,903

NOTE 16 - OTHER INCOME AND EXPENSE, NET
Other income and expense, net, is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (gain) loss on foreign exchange	$217	$610	$(789)	$1,324
Other	77	34	99	66
Total other (income) and expense, net	$294	$644	$(690)	$1,390

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2016 and 2025. The Company recognized total rental expenses under operating leases of $2.9 million and $8.4 million for the three and nine months ended September 30, 2016, respectively, compared to $3.1 million and $9.8 million for the three and nine months ended September 30, 2015, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2016 are as follows (in thousands):

	Capital	Operating
Year:
2016 (remaining 3 months)	$116	$4,017
2017	449	16,610
2018	406	16,386
2019	299	15,510
2020	—	15,590
Thereafter	—	51,631
Total	$1,270	$119,744
Less amount representing interest	(3)
Present value of capital lease obligations	1,267
Less current portion of capital lease obligation	(458)
Non-current portion of capital lease obligation	$809

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

The Company is involved in a class action lawsuit concerning independent contractors in connection with the Company’s Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. The Company’s answering brief is due November 7, 2016. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim, but this claim may instead be pursued by a different courier.

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
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
United States	$421,317	$320,858	$1,210,704	$863,148
International	17,685	11,330	46,100	29,610
Total net revenue	$439,002	$332,188	$1,256,804	$892,758

No individual country from the international markets contributed in excess of 10% of total revenue for three and nine months ended September 30, 2016 and 2015.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2016	December 31, 2015
Long-lived assets
United States	$164,152	$168,583
International	2,756	2,114
Total long-lived assets	$166,908	$170,697

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Cash Flow Data:
Cash paid for interest	$428	$888
Cash paid for income taxes	321	1,798
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	1,310	4,366
Fair value of shares issued related to acquisitions	—	27,456

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

We work to democratize commerce—leveling the playing field for sellers of all sizes. Our focus on technology and design allows us to create products and services that are accessible, intuitive, and easy-to-use. We set simple, transparent pricing of 2.75%, or for card not present transactions 3.5% of the total transaction amount plus $0.15 per transaction, that enables sellers to receive all of the following: deposits in 1-2 business days; chargeback protection; payment dispute assistance; and full Payment Card Industry (PCI) compliance. In addition, with our point-of-sale (POS) app, Square Register, sellers can run their business from their mobile device: receive sales reporting and analytics; send digital receipts and receive customer feedback.

We continue to add advanced software services that tailor our POS solution to specific types of sellers, such as food-related, services, and retail businesses. These advanced services are possible because of our strength in payments technology, and we monetize them through transaction or service-specific fees. Build with Square, our developer platform (APIs), allows sellers to process payments with Square through their own fully customized point of sale, as well as on their own self-hosted website.

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

The addition of new products and services is also a key part of our strategy. Our scale, growth, and unique insights enable us to serve sellers of all sizes with additional services, further strengthening our business. For example, we expect sellers who grow sales as a result of deploying funds from Square Capital into their business will likely also process increased payment volume with us. We are also focused on evolving each of our services to best serve our sellers, as evidenced by Square Capital's transition from offering merchant cash advances (MCAs) to offering business loans, which offer increased flexibility for sellers, and position the service for continued scalable growth.

For the three and nine months ended September 30, 2016, we processed $13.2 billion and $36.0 billion of GPV, up 39% and 41% from the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, our total net revenue grew to $439 million and $1,257 million, up 32% and 41% from the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, our Adjusted Revenue grew to $178 million and $495 million, up 51% and 56% from the three and nine months ended September 30, 2015, respectively. We intend to continue to make investments that will serve sellers and buyers over the long term even if a return on these investments is not realized in the short term. For the three and nine months ended September 30, 2016, we generated a net loss of $32.3 million and $156.4 million, respectively. For the three and nine months ended September 30, 2015, we generated a net loss of $53.9 million and $131.5 million, respectively.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Transaction revenue	$388,347	$280,955	$107,392	38%	$1,053,664	$751,929	$301,735	40%
Starbucks transaction revenue	7,164	32,332	$(25,168)	(78)%	$78,869	$95,199	$(16,330)	(17)%
Software and data product revenue	35,320	14,694	$20,626	140%	$88,833	$35,628	$53,205	149%
Hardware revenue	8,171	4,207	$3,964	94%	$35,438	$10,002	$25,436	254%
Total net revenue	$439,002	$332,188	$106,814	32%	$1,256,804	$892,758	$364,046	41%
Total net revenue for the three and nine months ended September 30, 2016 increased by $106.8 million or 32% and $364.0 million or 41%, respectively, compared to the three and nine months ended September 30, 2015.
Transaction revenue for the three and nine months ended September 30, 2016 increased by $107.4 million or 38% and $301.7 million or 40%, respectively, compared to the three and nine months ended September 30, 2015. This increase was attributable to growth in GPV processed for the three and nine months ended September 30, 2016 of 39% and 41%, respectively, compared to the three and nine months ended September 30, 2015. New-seller growth made up the majority of our GPV increase, while positive dollar-based retention from existing sellers also had a meaningful impact. Transaction revenue contributed 88% and 84% of total net revenue in the three and nine months ended September 30, 2016, respectively, compared to 85% and 84% in the three and nine months ended September 30, 2015, respectively.
Starbucks transaction revenue for the three and nine months ended September 30, 2016 decreased by $25.2 million or 78% and $16.3 million or 17%, respectively, compared to the three and nine months ended September 30, 2015. Under our amended payment processing agreement, Starbucks agreed to pay increased processing rates to us for as long as it continues to process transactions with us. As of September 30, 2016, Starbucks has almost completed its previously announced transition to another payment processor. Starbucks transaction revenue contributed 2% and 6% of total net revenue in the three and nine months ended September 30, 2016, respectively, compared to 10% and 11% in the three and nine months ended September 30, 2015, respectively.
Software and data product revenue for the three and nine months ended September 30, 2016 increased by $20.6 million or 140% and $53.2 million or 149%, respectively, compared to the three and nine months ended September 30, 2015. The increase was primarily driven by continued growth and expansion of Square Capital and Caviar, and to a lessor extent, the launch and expansion of new products and services, including Instant Deposit. During the three and nine months ended September 30, 2016, Square Capital and Caviar remained the largest contributors to software and data product revenue. Software and data product revenue contributed 8% and 7% of total net revenue in the three and nine months ended September 30, 2016, respectively, compared to 4% in both the three and nine months ended September 30, 2015.
Hardware revenue for the three and nine months ended September 30, 2016 increased by $4.0 million or 94% and $25.4 million or 254%, respectively, compared to the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2016, the increase primarily reflected growth in shipments of our Square Reader for Europay, MasterCard, and Visa (EMV) chip cards and near field communication (NFC) following its launch in the fourth quarter of 2015. During the nine months ended September 30, 2016, we generated increased sales across all of our paid hardware products, including Square Stand and third-party peripherals. Hardware revenue contributed 2% and 3% of total net revenue in the three and nine months ended September 30, 2016, respectively, compared to 1% in both the three and nine months ended September 30, 2015.

Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Transaction costs	$254,061	$182,007	$72,054	40%	$683,194	$479,937	$203,257	42%
Starbucks transaction costs	4,528	41,410	$(36,882)	(89)%	$69,810	$118,542	$(48,732)	(41)%
Software and data product costs	12,524	5,593	$6,931	124%	$31,701	$13,820	$17,881	129%
Hardware costs	15,689	5,726	$9,963	174%	$56,444	$16,636	$39,808	239%
Amortization of acquired technology	1,886	1,142	$744	65%	$6,142	$2,886	$3,256	113%
Total cost of revenue	$288,688	$235,878	$52,810	22%	$847,291	$631,821	$215,470	34%

Total cost of revenue for the three and nine months ended September 30, 2016 increased by $52.8 million or 22% and $215.5 million or 34%, respectively, compared to the three and nine months ended September 30, 2015.

Transaction costs for the three and nine months ended September 30, 2016 increased by $72.1 million or 40% and $203.3 million or 42%, respectively, compared to the three and nine months ended September 30, 2015. This increase was attributable to growth in GPV processed for the three and nine months ended September 30, 2016 of 39% and 41%, respectively, compared to the three and nine months ended September 30, 2015.

Starbucks transaction costs for the three and nine months ended September 30, 2016 decreased by $36.9 million or 89% and $48.7 million or 41%, respectively, compared to the three and nine months ended September 30, 2015. Starbucks' previously announced transition to another payment processor resulted in a reduction of Starbucks-related payment volume, offset by Starbucks' agreement to pay us increased processing rates. As a result, for the three and nine months ended September 30, 2016, we experienced a decline in Starbucks transaction costs as a percent of Starbucks transaction revenue, compared to the three and nine months ended September 30, 2015.

Software and data product costs for the three and nine months ended September 30, 2016 increased by $6.9 million or 124% and $17.9 million or 129%, respectively, compared to the three and nine months ended September 30, 2015, primarily reflecting increased costs associated with the growth of Caviar. To a lesser extent we also incurred increased amortization costs related to the development of certain software and data products.

Hardware costs for the three and nine months ended September 30, 2016 increased by $10.0 million or 174% and $39.8 million or 239%, respectively, compared to the three and nine months ended September 30, 2015. For the three and nine months ended, the increase primarily reflects growth in shipments of our Square Reader for EMV chip cards and NFC following its launch in the fourth quarter of 2015. For the nine months ended September 30, 2016, the increase in hardware costs also reflects increased sales of Square Stand, third-party peripherals, and other paid hardware products. Hardware costs associated with the production of Square Stand exceed the revenue we derive from sales of Square Stand. For the three and nine months ended September 30, 2016, the increase in hardware costs outpaced the corresponding increase in hardware revenue primarily due to $1.1 million and $1.7 million in costs, respectively, associated with the write-off of inventory, with no similar activity for the three and nine months ended September 30, 2015. Additionally, for the three and nine months ended September 30, 2016, expenses related to inventory reserves and the revaluation of inventory increased by $0.7 million and $1.0 million compared to the three and nine months ended September 30, 2015, respectively, as a result of changes in standard costs and certain products approaching the end of their useful lives.

Amortization of acquired technology for the three and nine months ended September 30, 2016 increased by $0.7 million or 65% and $3.3 million or 113%, respectively, compared to the three and nine months ended September 30, 2015. The increase was primarily related to new technology assets obtained through acquisitions that occurred in 2015.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Product development	$70,418	$55,020	$15,398	28%	$203,648	$140,452	$63,196	45%
% of total net revenue	16%	17%			16%	16%
Sales and marketing	$46,754	$39,259	$7,495	19%	$124,470	$107,170	$17,300	16%
% of total net revenue	11%	12%			10%	12%
General and administrative	$52,075	$37,820	$14,255	38%	$198,966	$97,743	$101,223	104%
% of total net revenue	12%	11%			16%	11%
Transaction, loan and advance losses	$12,885	$16,005	$(3,120)	(19)%	$38,201	$40,840	$(2,639)	(6)%
% of total net revenue	3%	5%			3%	5%
Amortization of acquired customer assets	$164	$423	$(259)	(61)%	$703	$1,373	$(670)	(49)%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$182,296	$148,527	$33,769	23%	$565,988	$387,578	$178,410	46%

Product development expenses for the three and nine months ended September 30, 2016 increased by $15.4 million or 28% and $63.2 million or 45%, respectively, compared to the three and nine months ended September 30, 2015, due to the addition of engineering, design, and product personnel in the period from September 30, 2015 to September 30, 2016, combined with increased share-based compensation expense. For the three and nine months ended September 30, 2016, product development expenses included $23.9 million and $70.1 million, respectively, of share-based compensation expense, representing a $10.0 million and $36.8 million increase, respectively, compared to the three and nine months ended September 30, 2015.
Sales and marketing expenses for the three and nine months ended September 30, 2016 increased by $7.5 million or 19% and $17.3 million or 16%, respectively, compared to the three and nine months ended September 30, 2015, primarily due to an increase in sales and marketing personnel in the period from September 30, 2015 to September 30, 2016. Additionally, for the three and nine months ended September 30, 2016, there was an increase in costs associated with our Square Cash peer-to-peer transfer service compared to the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, sales and marketing expenses included $3.7 million and $10.0 million of share-based compensation expense, respectively, representing a $1.9 million and $5.4 million increase compared to the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2016, paid marketing expenditures were stable compared to the three and nine months ended September 30, 2015, respectively.
General and administrative expenses for the three and nine months ended September 30, 2016 increased by $14.3 million or 38% and $101.2 million or 104%, compared to the three and nine months ended September 30, 2015. For the nine months ended September 30, 2016, general and administrative expenses included $48.0 million of non-recurring expense related to the settlement of legal proceedings with Robert E. Morley, with no similar activity during the nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, general and administrative expenses included $9.1 million and $24.9 million of share-based compensation expense, respectively, representing a $4.0 million and $13.2 million increase compared to the three and nine months ended September 30, 2015, respectively. The balance of the increased expenses was primarily due to increases in customer support, legal, compliance, risk, finance, and Square Capital operations personnel that together will drive long-term operating efficiencies as our business scales. We also experienced increased third-party legal, finance, consulting, and certain software license expenses. This increase also includes incremental costs associated with our first year adoption efforts with regard to compliance with Sarbanes-Oxley Act of 2002.

Transaction, loan and advance losses for the three and nine months ended September 30, 2016 decreased by $3.1 million and $2.6 million compared to the three and nine months ended September 30, 2015, respectively. During the nine months ended September 30, 2016, we recorded an out of period adjustment of $6.0 million as a result of a correction to the calculation of our reserve for transaction losses with no similar activity during the nine months ended September 30, 2015. However, during the nine months ended September 30, 2015, we accrued $5.7 million related to a fraud loss from a single seller, which offsets the year over year impact of the 2016 out of period adjustment discussed above. Additionally, during both the three and nine months ended September 30, 2015, we recorded an increase of $4.1 million in our transaction loss provision to reflect updates to our risk model, with no similar activity during the three and nine months ended September 30, 2016. This was offset in part by an increase attributable to growth in GPV processed for the three and nine months ended September 30, 2016.
Amortization of acquired customer assets for the three and nine months ended September 30, 2016 decreased by $0.3 million and $0.7 million compared to the three and nine months ended September 30, 2015, respectively, as a result of certain customer assets reaching end of life.

Interest and Other Income and Expense, Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Interest (income) and expense, net	$(183)	$137	$(320)	(234)%	$(243)	$995	$(1,238)	(124)%
Other (income) and expense, net	294	644	$(350)	(54)%	$(690)	$1,390	$(2,080)	(150)%

Interest (income) and expense, net, for the three and nine months ended September 30, 2016 changed by $0.3 million and $1.2 million compared to the three and nine months ended September 30, 2015, respectively, primarily driven by interest income earned on our investment in marketable securities offsetting interest expense.

Other (income) and expense, net, for the three and nine months ended September 30, 2016 changed by $0.4 million and $2.1 million compared to the three and nine months ended September 30, 2015, respectively, driven primarily by fluctuations in foreign exchange rates.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$230	$932	$(702)	(75)%	$881	$2,502	$(1,621)	(65)%
Effective tax rate	(0.7)%	(1.8)%			(0.6)%	(1.9)%

Provision for income taxes for the three and nine months ended September 30, 2016 decreased by $0.7 million and $1.6 million compared to the three and nine months ended September 30, 2015, respectively. The decrease for both periods primarily relates to the reduction in federal income tax expense.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to revenue, net loss, and other results under generally accepted accounting principles in the United States (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. Each of these metrics and measures excludes the effect of our payment processing agreement with Starbucks. As of September 30, 2016, Starbucks has almost completed its previously announced transition to another payment processor. As a result, we believe it is useful to exclude Starbucks activity to clearly show the impact Starbucks has had on our financial results historically, to provide insight into the impact of the expected termination of the Starbucks agreement on our revenues going forward, to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment processors. Our agreements with other sellers, including Starbucks, generally provide both those sellers and us the unilateral right to terminate such agreements at any time, without fine or penalty. Furthermore, we generally do not enter into long-term contractual agreements with sellers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands, except GPV)				(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$13,248	$9,540	$3,708	39%	$35,989	$25,450	$10,540	41%
Adjusted Revenue	$177,777	$117,849	$59,928	51%	$494,741	$317,622	$177,119	56%
Adjusted EBITDA	$11,623	$(15,776)	$27,399	NM	$15,094	$(35,046)	$50,140	NM

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. GPV excludes card payments processed for Starbucks. Additionally, GPV excludes non-revenue generating activity related to our Square Cash peer-to-peer payments service.

Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure that we define as our total net revenue less transaction costs, adjusted to eliminate the effect of activity under our payment processing agreement with Starbucks. As described above, Starbucks has almost completed its previously announced transition to another payment processor, and we believe that providing Adjusted Revenue metrics that exclude the impact of our agreement with Starbucks is useful to investors.
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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Total net revenue	$439,002	$332,188	$106,814	32%	$1,256,804	$892,758	$364,046	41%
Less: Starbucks transaction revenue	7,164	32,332	(25,168)	(78)%	78,869	95,199	$(16,330)	(17)%
Less: transaction costs	254,061	182,007	72,054	40%	683,194	479,937	$203,257	42%
Adjusted Revenue	$177,777	$117,849	$59,928	51%	$494,741	$317,622	$177,119	56%

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net loss, adjusted to eliminate the effect of Starbucks transaction revenue, Starbucks transaction costs, and the litigation settlement with Robert E. Morley, before interest income and expense, provision or benefit for income taxes, depreciation, amortization, share-based compensation expense, other income and expense, the gain or loss on the sale of property and equipment, and impairment of intangible assets. We have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash items and certain variable charges.

We believe it is useful to exclude non-cash charges, such as depreciation and amortization and share-based compensation expenses, from our Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We exclude Starbucks transaction revenue and Starbucks transaction costs because Starbucks is transitioning to another payment processor and will cease using our payment processing services altogether. We believe that providing Adjusted EBITDA metrics that exclude the impact of our agreement with Starbucks is useful to investors. We exclude the litigation settlement with Robert E. Morley, gain or loss on the sale of property and equipment, and impairment of intangible assets from Adjusted EBITDA because we do not believe that these items are reflective of our ongoing business operations. In addition, we believe it is useful to exclude interest income and expense, other income and expense, and provision or benefit from income taxes, as these items are not components of our core business operations.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP. The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
	(in thousands)				(in thousands)
Net loss	$(32,323)	$(53,930)	$21,607	NM	$(156,423)	$(131,528)	$(24,895)	NM
Starbucks transaction revenue	(7,164)	(32,332)	25,168	NM	(78,869)	(95,199)	$16,330	NM
Starbucks transaction costs	4,528	41,410	(36,882)	(89)%	69,810	118,542	$(48,732)	(41)%
Share-based compensation expense	36,779	20,793	15,986	77%	104,899	49,486	$55,413	112%
Depreciation and amortization	9,681	6,570	3,111	47%	27,817	18,526	$9,291	50%
Litigation settlement expense	—	—	—	NM	48,000	—	$48,000	NM
Interest (income) and expense	(183)	137	(320)	(234)%	(243)	995	$(1,238)	(124)%
Other (income) and expense	294	644	(350)	(54)%	(690)	1,390	$(2,080)	(150)%
Provision for income taxes	230	932	(702)	(75)%	881	2,502	$(1,621)	(65)%
Loss (gain) on sale of property and equipment	(219)	—	(219)	NM	(88)	240	$(328)	(137)%
Adjusted EBITDA	$11,623	$(15,776)	$27,399	NM	$15,094	$(35,046)	$50,140	NM

Liquidity and Capital Resources

The following table summarizes our cash and cash equivalents, investments in marketable securities, and restricted cash (in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$437,900	$470,775
Short-term investments	$76,427	$—
Long-term investments	$15,478	$—
Short-term restricted cash	$13,559	$13,537
Long-term restricted cash	$23,137	$14,686

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$42,235	$3,130
Net cash used in investing activities	$(120,420)	$(35,586)
Net cash provided by (used in) financing activities	$42,774	$(17,791)
Effect of foreign exchange rate changes on cash and cash equivalents	$2,536	$(970)
Net decrease in cash and cash equivalents	$(32,875)	$(51,217)

Our principal sources of liquidity are our cash, cash equivalents, and investments in marketable securities. As of September 30, 2016, we had $529.8 million of cash, cash equivalents, and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale. In November 2015, we completed our initial public offering in which we received total net proceeds of $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of $6.9 million. Prior to our initial public offering, our principal source of liquidity was private sales of convertible preferred stock with total cash proceeds to us of $544.9 million.

In addition, we have a revolving secured credit facility that matures in November 2020. To date, no funds have been drawn under the credit facility, with $375.0 million remaining available. Loans under the credit facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarters. We are obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. We paid $0.4 million in unused commitment fees during the nine months ended September 30, 2016.

Historically we funded a majority of our MCAs from arrangements with third parties that commit to purchase the future receivables related to these advances. As of September 30, 2016, we have fully transitioned from offering MCAs to loans. These loans are originated through a partnering bank to be purchased by us and are held for sale to third-party investors.

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

Short-term restricted cash of $13.6 million as of September 30, 2016 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $23.1 million as of September 30, 2016 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company has recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, settlements receivable and customers payable, and hence working capital. These fluctuations are primarily due to:

•
Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable amounts typically will be more than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customer payable amounts increase. Typically our cash, cash equivalents, settlements receivable, and customer payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customer payable and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customer payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

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
For the nine months ended September 30, 2016, cash provided by operating activities was $42.2 million, as a result of a net loss of $156.4 million, offset by non-cash items consisting primarily of share-based compensation of $104.9 million, provision for transaction losses of $36.9 million, and depreciation and amortization of $27.8 million. Additional uses of cash were from changes in operating assets and liabilities, including increases in settlements receivable of $91.4 million, purchase of loans held for sale of $421.2 million and charge-offs and recoveries to accrued transaction losses of $32.6 million. This activity was offset in part by proceeds from sales and principal repayments of loans held for sale of $393.2 million, decreases in merchant cash advance receivable of $27.7 million, and increases in customers payable of $139.1 million and other current liabilities of $15.3 million.
For the nine months ended September 30, 2015, cash provided by operating activities was $3.1 million, as a result of a net loss of $131.5 million, offset in part by non-cash items consisting primarily of share-based compensation expense of $49.5 million, provision for transaction losses of $33.0 million, and depreciation and amortization of $18.5 million. Additional uses of cash were from changes in our operating assets and liabilities, including an increase in settlements receivable of $40.7 million, merchant cash advance receivable of $18.7 million and charge-offs and recoveries to accrued transactions of $25.4 million, offset by increases in customers payable of $89.4 million, accrued expenses of $14.0 million and other noncurrent liabilities of $8.8 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable securities, changes in restricted cash, and business acquisitions.
For the nine months ended September 30, 2016, cash used in investing activities was $120.4 million, as a result of the purchase of marketable securities of $139.1 million, offset in part by proceeds from maturities and sales of marketable securities of $47.2 million. Additional uses of cash were as a result of the purchase of property and equipment of $19.7 million and an increase in restricted cash of $8.5 million.
For the nine months ended September 30, 2015, cash used in investing activities was $35.6 million as a result of the purchase of property and equipment of $30.7 million and business acquisitions of $4.5 million.

Cash Flows from Financing Activities
For the nine months ended September 30, 2016, cash provided by financing activities was $42.8 million as a result of proceeds from issuances of common stock from the exercise of options and employee stock purchase plan of $48.3 million, offset by payments in offering costs related to our initial public offering of $5.5 million.
For the nine months ended September 30, 2015, cash used by financing activities was $17.8 million as a result of principal payments on debt of $30.0 million, offset by proceeds from the exercise of stock options of $12.2 million.
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

Our critical accounting policies have not materially changed during the nine months ended September 30, 2016. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of September 30, 2016, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability and the intent to hold these instruments until maturity, which further reduces our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief

Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file under the Exchange Act (according to Rule 13(a)-15(e)) is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings
We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

We are involved in a class action lawsuit concerning independent contractors in connection with our Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the United States District Court for the Northern District of California against our wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. Our answering brief is due November 7, 2016. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim, but this claim may instead be pursued by a different courier.

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

Our total net revenue grew from $552.4 million in 2013 to $850.2 million in 2014 and to $1,267.1 million in 2015. During the nine months ended September 30, 2015 and 2016, our total net revenue grew from $892.8 million to $1,256.8 million, respectively. We expect our rate of revenue growth will decline, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Starbucks is in the process of transitioning to another payment processor and has announced that it will cease using our payment processing services altogether. As a result, our total net revenue may decrease going forward. Our sellers and other users of our services have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested in new products and services, including Square Cash, Caviar, Instant Deposit, and Invoices and will continue to invest in new products and services, but if those products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $179.8 million, $154.1 million, and $104.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the nine months ended September 30, 2016 and 2015, we generated net losses of $156.4 million and $131.5 million, respectively.

As of September 30, 2016, we had an accumulated deficit of $764.1 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We offer payments services and other products and services to a large number of customers, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. In configuring our payments services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. For example, in the year ended December 31, 2015, we recorded a loss of approximately $4.4 million related to fraud by a single seller using our payments services. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

Our business depends on our ability to accept credit and debit cards, which ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. Other than American Express, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the third quarter of 2017 and the first quarter of 2020, and two of these agreements provide for automatic renewal. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renew these agreements on commercially reasonable terms. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

difficulty in attracting a sufficient number of sellers;

failure to anticipate competitive conditions;

conformity with applicable business customs, including translation into foreign languages and associated expenses;

increased costs and difficulty in protecting intellectual property and sensitive data;

changes to the way we do business as compared with our current operations or a lack of acceptance of our products and services;

the ability to support and integrate with local third-party service providers;

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

compliance with U.S. and foreign anti-bribery laws;

potential tariffs, sanctions, or other trade barriers including fines;

exchange rate risk;

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

We rely on third parties and their systems for a variety of services, including the processing of transaction data and settlement of funds to us and our sellers, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.

To provide our payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring processors, the payment card issuers, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, and the provision information and other elements of our services. For example, we currently rely on three acquiring processors in the United States and two for each of Canada, Japan and Australia. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

In addition, our hardware interoperates with mobile devices developed by third parties. For example, the current version of Square Reader for magnetic stripe cards plugs into the audio jack of most smartphones and tablets. In September 2016, Apple introduced the new iPhone 7, which does not have an audio jack, and instead Apple will provide an adapter that can be inserted into a connectivity port. This adapter may fail to interoperate with our Square Reader, or existing users may decide not to use the adapter. This change and other potential changes in the design of future mobile devices may limit the interoperability of our hardware with such devices and require modifications to our hardware. If we are unable to ensure that our hardware continues to interoperate effectively with such devices, if doing so is costly, or if existing merchants decide not to utilize additional parts necessary for interoperability, our business may be materially and adversely affected.

Many of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.

Many of the key components used to manufacture our products, such as the custom parts of Square Reader for magnetic stripe cards, including its magnetic stripe-reading element, its plastic cover, and its application-specific integrated circuits, come from limited or single sources of supply, as do the plastic cover, connector, and security cage of Square Reader for EMV chip cards and NFC. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles Square Reader for magnetic stripe cards and Square Reader for EMV chip cards and NFC, as well as manufactures those products’ plastic parts with custom tools that we own but that they maintain on their premises. The term of the agreement with that manufacturer initially expired on June 26, 2014, but automatically renewed and will continue to renew for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement initially expired on September 30, 2016 but automatically renewed and will continue to renew for successive two-year terms unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider initially expired on March 24, 2016 but automatically renewed and will continue to renew for consecutive one-year periods unless either party provides notice of non-renewal. Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for most of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them or that the components may cease to be available on commercially reasonable terms. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, or other similar problems. Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, could limit the supply of our products. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing, component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.

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

Systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services, or those of our sellers, could harm our business and our brand, and subject us to substantial liability.

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

Significant natural or other disasters could also have a material and adverse impact on our sellers, which, in the aggregate, could in turn adversely affect our results of operations.

Square Capital is subject to additional risks relating to the availability of capital, seller receivables payments, availability and structure of its bank partnership and general macroeconomic conditions.

Square Capital, which includes our wholly owned subsidiary Square Capital, LLC, is subject to risks in addition to those described elsewhere in this Quarterly Report on Form 10-Q. Maintaining and growing Square Capital is dependent on institutional third party investors purchasing the loans originated by our partner bank. If such third parties fail to continue to purchase such loans or reduce the amount of future loans they purchase, then our partner bank may need to reduce originations, or we would need to fund the purchase of additional loans from our own resources. We then may have to reduce the scale of Square Capital, which could have a direct impact on our continued growth. If third parties reduce the price they are willing to pay for these loans or reduce the servicing fees they pay us in exchange for servicing the loans on their behalf, then the financial performance of Square Capital would be harmed.

Adverse changes in macroeconomic conditions could cause some Square Capital sellers to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the receivables, unable to make repayment of loans and/or extend the repayment period beyond the contractual repayment terms on the loan. Sellers are contractually obligated to use Square as their only card payment processing service until the agreed-upon fixed amount of receivables or repayment of loans is made. To the extent a seller breaches this obligation, the seller would be liable for the balance of the receivables in respect of an MCA or an accelerated loan repayment. Absent a breach of the contract, the only recourse is to the business and not to any individual or other asset.

In addition, adverse changes in macroeconomic conditions could also lead to a decrease in the number of sellers suitable for Square Capital loans and strain our ability to correctly identify such sellers on behalf of our partner bank or manage the risk of non-payment or fraud as servicer of the loans. Similarly, if we fail to correctly predict or price the loans to sellers utilizing Square Capital, our business may be materially and adversely affected.

We have partnered with a partner bank to originate the loans. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to an entity that is engaged in assisting with the origination and servicing of the loan. If the partner bank ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or obtain licenses to make loans ourselves, Square Capital may be materially and adversely affected.

We intend to continue to explore other models and structures for Square Capital, including other forms of credit. Some of those models or structures would require, or be deemed to require, additional procedures, partnerships, licenses, or capabilities that we have not yet obtained or developed. Should we fail to expand and evolve Square Capital in this manner, or should these new models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

The laws, rules, regulations, and licensing schemes that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), consumer financial protection, anti-money laundering, escheatment, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, and regulations are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, and those enforced by the Australian Transaction Reports and Analysis Centre. As we expand into new jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. Square Capital has shifted from offering MCAs to offering loans through a partnership with a Utah-chartered, member FDIC industrial bank. In this transition, additional state and federal requirements concerning lending have become applicable. In addition, as our business continues to develop and expand, we may become subject to additional rules and regulations. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply.

Although we have a compliance program focused on applicable laws, rules, and regulations and are continually investing more in this program, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

As of September 30, 2016, we had 207 patents issued in the United States and abroad and 556 patent applications on file in the United States and abroad, though there can be no assurance that any or all of these applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

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

the transaction may not advance our business strategy;

we may be unable to identify opportunities on terms acceptable to us;

we may not realize a satisfactory return or increase our revenue;

we may experience disruptions on our on-going operations and divert management’s attention;

we may be unable to retain key personnel;

we may experience difficulty in integrating technologies, IT systems, accounting systems, culture, or personnel;

acquired businesses may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

we may have difficulty entering new market segments;

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 92% of the voting power of our outstanding capital stock as of September 30, 2016. Our executive officers and directors and their affiliates held approximately 57.1% of the voting power of our outstanding capital stock as of September 30, 2016. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

sales of shares of our common stock by us or our stockholders;

failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

the financial or other projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

announcements by us or our competitors of new products or services;

the public’s reaction to our press releases, other public announcements, and filings with the SEC;

rumors and market speculation involving us or other companies in our industry;

actual or anticipated changes in our results of operations;

changes in the regulatory environment;

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

changes in accounting standards, policies, guidelines, interpretations, or principles;

any significant change in our management; and

general economic conditions and slow or negative growth of our markets.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQUARE, INC.

Date:	November 2, 2016	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
Sarah Friar
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+
Offer Letter between the Registrant and Ajmere Dale, dated as of June 7, 2016 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

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