Form 10-Q
period 2017-03-31
Square, Inc.
filed 2017-05-04
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, the number of shares of the registrant’s Class A common stock outstanding was 229,953,780 and the number of shares of the registrant’s Class B common stock outstanding was 144,150,254.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue, our plans for international expansion, our plans with respect to patents and other intellectual property, our expectations regarding litigation, our expectation regarding future revenue from Starbucks, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.
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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$704,494	$452,030
Short-term investments	186,756	59,901
Restricted cash	22,002	22,131
Settlements receivable	266,088	321,102
Customer funds	57,527	43,574
Loans held for sale	51,883	42,144
Other current assets	54,605	60,543
Total current assets	1,343,355	1,001,425
Property and equipment, net	91,013	88,328
Goodwill	58,103	57,173
Acquired intangible assets, net	18,395	19,292
Long-term investments	62,711	27,366
Restricted cash	14,494	14,584
Other assets	3,042	3,194
Total assets	$1,591,113	$1,211,362
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,826	$12,602
Customers payable	363,039	388,058
Settlements payable	35,773	51,151
Customer funds obligation	57,527	43,574
Accrued transaction losses	20,444	20,064
Accrued expenses	45,475	39,543
Other current liabilities	22,812	22,472
Total current liabilities	554,896	577,464
Long-term debt (Note 10)	345,739	—
Other liabilities	62,545	57,745
Total liabilities	963,180	635,209
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at March 31, 2017 and December 31, 2016. None issued and outstanding at March 31, 2017 and December 31, 2016.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at March 31, 2017 and December 31, 2016; 228,107,488 and 198,746,620 issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at March 31, 2017 and December 31, 2016; 145,258,328 and 165,800,756 issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	—	—
Additional paid-in capital	1,424,187	1,357,381
Accumulated deficit	(795,012)	(779,239)
Accumulated other comprehensive loss	(1,242)	(1,989)
Total stockholders’ equity	627,933	576,153
Total liabilities and stockholders’ equity	$1,591,113	$1,211,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Transaction-based revenue	$403,478	$300,453
Starbucks transaction-based revenue	—	38,838
Subscription and services-based revenue	49,060	23,796
Hardware revenue	9,016	16,182
Total net revenue	461,554	379,269
Cost of revenue:
Transaction-based costs	257,778	194,276
Starbucks transaction-based costs	—	36,610
Subscription and services-based costs	15,876	9,033
Hardware costs	12,662	26,740
Amortization of acquired technology	1,807	2,370
Total cost of revenue	288,123	269,029
Gross profit	173,431	110,240
Operating expenses:
Product development	68,582	64,592
Sales and marketing	49,900	38,496
General and administrative	56,935	96,107
Transaction, loan and advance losses	11,891	7,861
Amortization of acquired customer assets	205	317
Total operating expenses	187,513	207,373
Operating loss	(14,082)	(97,133)
Interest and other (income) expense, net	499	(717)
Loss before income tax	(14,581)	(96,416)
Provision for income taxes	509	339
Net loss	$(15,090)	$(96,755)
Net loss per share:
Basic	$(0.04)	$(0.29)
Diluted	$(0.04)	$(0.29)
Weighted-average shares used to compute net loss per share
Basic	366,737	331,324
Diluted	366,737	331,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,090)	$(96,755)
Net foreign currency translation adjustments	757	510
Net unrealized gain (loss) on revaluation of intercompany loans	(29)	253
Net unrealized gain on marketable securities	19	76
Total comprehensive loss	$(14,343)	$(95,916)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,090)	$(96,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,437	9,118
Non-cash interest and other expense	1,534	—
Share-based compensation	31,670	31,198
Provision for transaction losses	11,558	7,182
Deferred provision for income taxes	99	78
Gain on sale of property and equipment	—	(38)
Changes in operating assets and liabilities:
Settlements receivable	54,919	(46,503)
Customer funds	(13,953)	1,762
Purchase of loans held for sale	(252,170)	(27,827)
Sales and principal payments of loans held for sale	242,431	17,554
Other current assets	6,105	(21,203)
Other assets	141	355
Accounts payable	(1,459)	2,576
Customers payable	(25,085)	60,438
Settlements payable	(15,378)	3,203
Customer funds obligation	13,953	(1,762)
Charge-offs to accrued transaction losses	(11,178)	(8,939)
Accrued expenses	3,930	55,810
Other current liabilities	(368)	1,364
Other noncurrent liabilities	2,902	(1,360)
Net cash provided by (used in) operating activities	43,998	(13,749)
Cash flows from investing activities:
Purchase of marketable securities	(181,851)	(73,086)
Proceeds from maturities of marketable securities	15,569	—
Proceeds from sale of marketable securities	3,996	—
Purchase of property and equipment	(6,508)	(7,527)
Payment for acquisition of intangible assets	—	(400)
Business acquisitions	(1,600)	—
Net cash used in investing activities	(170,394)	(81,013)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	428,250	—
Purchase of convertible senior note hedges	(92,136)	—
Proceeds from issuance of warrants	57,244	—
Payment for termination of Starbucks warrant	(54,808)	—
Principal payments on capital lease obligation	(247)	—
Payments of offering costs related to initial public offering	—	(5,406)
Proceeds from issuances of common stock from the exercise of options, net	39,280	556
Net cash provided by (used in) financing activities	377,583	(4,850)
Effect of foreign exchange rate changes on cash and cash equivalents	1,058	1,558
Net increase (decrease) in cash, cash equivalents and restricted cash	252,245	(98,054)
Cash, cash equivalents and restricted cash, beginning of period	488,745	489,552
Cash, cash equivalents and restricted cash, end of period	$740,990	$391,498
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) is a cohesive commerce ecosystem that helps its sellers start, run, and grow their businesses – from managed payments solutions to point of sale, hardware to software, loans to payroll and more. Businesses and individuals can also use Square Cash, an easy way to send and receive money, as well as Caviar, a food ordering service for restaurants. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia and the United Kingdom.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2016 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassifications and other adjustments

As a result of the Company’s adoption of Accounting Standards Update, or ASU, No. 2016-18, Restricted Cash, on January 1, 2017, the Company reclassified changes in restricted cash balances from investing activities in the statement of cash flows to changes in cash, cash equivalents and restricted cash. For the three months ended March 31, 2016, $0.3 million was reclassified from cash outflows from investing activities to changes in cash, cash equivalents and restricted cash.

The presentation of changes in customer funds in the statement of cash flows for the three months ended March 31, 2016 has also been revised for the correction of an immaterial error that was identified during the fourth quarter of 2016 whereby the Company had previously misclassified and reported certain customer funds as cash and cash equivalents rather than classifying these customer funds as a component of current assets impacting operating activities. The effect of the revision was to decrease the amount of net cash used in operating activities for the three months ended March 31, 2016 by $1.8 million and increase cash and cash equivalents as of March 31, 2016 by that same amount. Net cash provided by operating activities for the year-ended December 31, 2016 and cash and cash equivalents as of December 31, 2016 were not misstated.

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

Significant estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, valuation of the debt component of convertible senior notes, valuation of loans held for sale, goodwill and intangible assets, income taxes, and share-based compensation.

Concentration of Credit Risk

For the three months ended March 31, 2017, the Company had no customer that accounted for greater than 10% of total net revenue. For the three months ended March 31, 2016, the Company had no customer other than Starbucks that accounted for greater than 10% of total net revenue. During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, the Company does not expect transaction-based revenue from Starbucks in the future.

The Company had three third-party processors that represented approximately 42%, 45%, and 10% of settlements receivable as of March 31, 2017. The same three parties represented approximately 52%, 35%, and 10% of settlements receivable as of December 31, 2016.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, settlements receivables, customer funds, and loans held for sale. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans held for sale is mitigated by credit evaluations and ongoing performance monitoring of the Company’s customers.

Significant Accounting Policies
Except for the adoption of ASU 2016-18, Restricted Cash, described above, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry specific guidance. The core principal of this new guidance is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not plan to early adopt the guidance. The guidance can be adopted either through the full retrospective approach which requires restatement of all periods presented or through a modified retrospective approach which requires a cumulative effect adjustment as of the date of adoption. The modified retrospective approach also requires additional disclosures of the impact of the new guidance to each of the financial statements line items and qualitative explanation of the significant changes between the reported results under the new revenue guidance and the previous revenue guidance. The Company plans to apply the modified retrospective approach in the year of adoption of this guidance and is currently assessing the impact that the adoption of the guidance will have on the consolidated financial statements and related disclosures. The Company is also assessing any financial reporting system changes that would be necessary to implement the new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance is intended to improve the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted with certain restrictions. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,
which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this new guidance on January 1, 2017. As part of the adoption, the Company elected to account for forfeitures as they occur. As this guidance requires a modified retrospective approach when eliminating the forfeiture rate, the Company recorded an adjustment of $0.7 million to increase accumulated deficit and additional paid-in capital as of January 1, 2017. With respect to classification of excess tax benefits on the Statement of Cash Flows, the Company has elected to apply this guidance on a prospective basis.Thus, the prior periods have not been adjusted. The remaining areas of simplification in this guidance did not have an impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, as part of its simplification initiative. The current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less a normal profit margin. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for market replacement cost and net realizable value less a normal profit margin. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this new guidance and it did not have any effect on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance addresses several specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance on January 1, 2017, and adjusted its condensed consolidated statements of cash flow for each of the periods presented.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, intangible assets and consolidation. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively on or after the effective dates. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. This guidance modified the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. This standard should be adopted when the Company performs its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments should be applied on a prospective basis. The Company does not expect the adoption of this guidance to have a material the impact on the consolidated financial statements and related disclosures.

NOTE 2 - RESTRICTED CASH

As of March 31, 2017 and December 31, 2016, restricted cash of $22.0 million and $22.1 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments and loans. The Company has recorded this amount as a current asset on the condensed consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

As of March 31, 2017 and December 31, 2016, the remaining restricted cash of $14.5 million and $14.6 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (see Note 15). The Company has recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms of the related leases extend beyond one year.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$337,580	$—	$—	$207,168	$—	$—
U.S. agency securities	—	27,476	—	—	—	—
Commercial paper	—	42,911	—	—	7,496	—
U.S. government securities	24,994	—	—	—	—	—
Corporate bonds	—	1,000	—	—	—	—
Municipal securities	—	—	—	—	1,000	—
Short-term securities:
U.S. agency securities	—	10,015	—	—	9,055	—
Corporate bonds	—	35,763	—	—	6,980	—
Commercial paper	—	55,352	—	—	17,298	—
Municipal securities	—	10,253	—	—	8,028	—
U.S. government securities	75,373	—	—	18,540	—	—
Long-term securities:
U.S. agency securities	—	3,601	—	—	3,502	—
Corporate bonds	—	25,039	—	—	12,914	—
Municipal securities	—	11,141	—	—	2,492	—
U.S. government securities	22,930	—	—	8,458	—	—
Total	$460,877	$222,551	$—	$234,166	$68,765	$—

The carrying amounts of certain financial instruments, including cash equivalents, settlements receivable, customer funds, accounts payable, customers payable, customer funds obligation, and settlements payable, approximate their fair values due to their short-term nature.

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	March 31, 2017
	Carrying Value	Fair Value (Level 2)
Convertible senior notes	$345,739	$456,500
Total	$345,739	$456,500

Loans held for sale are recorded at the lower of cost or fair value. To determine the fair value of loans, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, applied to the loans held for sale, as a portfolio, to arrive at an estimate of fair value.

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$51,883	$52,319	$42,144	$42,633
Total	$51,883	$52,319	$42,144	$42,633
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2017 and 2016, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 4 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of March 31, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$10,023	$1	$(9)	$10,015
Corporate bonds	35,779	19	(35)	35,763
Commercial paper	55,352	—	—	55,352
Municipal securities	10,248	9	(4)	10,253
U.S. government securities	75,374	9	(10)	75,373
Total	$186,776	$38	$(58)	$186,756

Long-term securities:
U.S. agency securities	$3,601	$3	$(3)	$3,601
Corporate bonds	25,024	23	(8)	25,039
Municipal securities	11,142	8	(9)	11,141
U.S. government securities	22,905	28	(3)	22,930
Total	$62,672	$62	$(23)	$62,711

The Company's short-term and long-term investments as of December 31, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$9,048	$7	$—	$9,055
Corporate bonds	17,318	—	(20)	17,298
Commercial paper	6,980	—	—	6,980
Municipal securities	8,037	—	(9)	8,028
U.S. government securities	18,537	3	—	18,540
Total	$59,920	$10	$(29)	$59,901

Long-term securities:
U.S. agency securities	$3,502	$—	$—	$3,502
Corporate bonds	12,939	—	(25)	12,914
Municipal securities	2,505	—	(13)	2,492
U.S. government securities	8,478	—	(20)	8,458
Total	$27,424	$—	$(58)	$27,366

For the periods presented, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2017 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$186,776	$186,756
Due in one to five years	62,672	62,711
Total	$249,448	$249,467

NOTE 5 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property, equipment, and internally-developed software at cost, less accumulated depreciation and amortization (in thousands):

	March 31, 2017	December 31, 2016
Leasehold improvements	$72,667	$73,366
Computer equipment	60,141	52,915
Capitalized software	26,406	24,642
Office furniture and equipment	11,960	10,737
Construction in process	480	—
Total	171,654	161,660
Less: Accumulated depreciation and amortization	(80,641)	(73,332)
Property and equipment, net	$91,013	$88,328
Depreciation and amortization expense on property and equipment was $7.3 million for the three months ended March 31, 2017. Depreciation and amortization expense on property and equipment was $6.4 million for the three months ended March 31, 2016.

NOTE 6 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of March 31, 2017 and December 31, 2016, goodwill was $58.1 million and $57.2 million, respectively.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 7 - ACQUIRED INTANGIBLE ASSETS
The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2017
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(480)	$805
Technology Assets	29,158	(16,592)	12,566
Customer Assets	8,886	(3,862)	5,024
Total	$39,329	$(20,934)	$18,395

	Balance at December 31, 2016
	Cost	Accumulated Amortization	Net
Patent	$1,285	$(454)	$831
Technology Assets	29,075	(14,702)	14,373
Customer Assets	7,745	(3,657)	4,088
Total	$38,105	$(18,813)	$19,292

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately 13 years, four years, and nine years, respectively.

Amortization expense associated with other intangible assets was $2.1 million for the three months ended March 31, 2017. Amortization expense associated with other intangible assets was $2.7 million for the three months ended March 31, 2016.

The total estimated annual future amortization expense of these intangible assets as of March 31, 2017 is as follows (in thousands):

2017 (remaining 9 months)	$5,481
2018	6,037
2019	3,253
2020	1,296
2021	748
Thereafter	1,580
Total	$18,395

NOTE 8 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	March 31, 2017	December 31, 2016
Inventory, net	$13,951	$13,724
Accounts receivable, net	6,947	6,191
Prepaid expenses	9,447	7,365
Deferred magstripe reader costs	2,659	3,911
Tenant improvement reimbursement receivable	174	1,189
Merchant cash advance receivable, net	2,723	4,212
Deferred hardware costs	4,597	4,546
Processing costs receivable	6,438	8,593
Other	7,669	10,812
Total	$54,605	$60,543

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	March 31, 2017	December 31, 2016
Accrued hardware costs	$4,309	$3,148
Processing costs payable	7,592	9,655
Accrued professional fees	6,129	5,788
Accrued payroll	9,039	5,799
Accrued marketing	4,828	3,972
Other accrued liabilities	13,578	11,181
Total	$45,475	$39,543

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	March 31, 2017	December 31, 2016
Square Payroll payable	$7,386	$4,769
Accrued redemptions	1,874	1,628
Current portion of deferred rent	2,882	2,862
Deferred revenue	2,965	5,407
Other	7,705	7,806
Total	$22,812	$22,472

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)
Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2017	December 31, 2016
Deferred rent	$22,444	$23,119
Deferred tax liabilities	476	476
Statutory liabilities	33,113	29,497
Other	6,512	4,653
Total	$62,545	$57,745

NOTE 10 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million in unused commitment fees during both the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes

On March 6, 2017, the Company issued $400.0 million aggregate principal amount of convertible senior notes (Notes) and an additional 10% or $40.0 million pursuant to the exercise in full of the option to the initial purchasers to cover over-allotments. The Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the Indenture governing the Notes) or a transaction result in the Company’s Class A common stock becoming converted into other securities or property or assets.  On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principle amount of notes.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $86.2 million and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Notes at an effective interest rate of 5.34% over the contractual terms of the Notes.

Debt issuance costs related to the Notes comprised of discounts and commissions payable to the initial purchasers of $11.0 million and third party offering costs of $0.8 million. The Company allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $9.4 million and will be amortized to interest expense using the effective interest method over the contractual term.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The Notes consisted of the following (in thousands):

March 31, 2017
Principal	$440,000
Less: debt discount	(84,950)
Less: debt issuance costs	(9,311)
Net carrying amount	$345,739

The net carrying amount of the equity component of the Notes was as follows (in thousands):

March 31, 2017
Debt discount	$86,203
Less: debt issuance costs	(2,302)
Equity component, net	$83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

Three Months Ended
March 31,
2017
Contractual interest expense based on 0.375% per annum	$113
Amortization of debt discount and issuance costs	1,390
Total	$1,503
Effective interest rate of the liability component	5.34%

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.17 per share. The Company received $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $22.95 per share to $31.17 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

NOTE 11 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2017	2016
Accrued transaction losses, beginning of the period	$20,064	$17,176
Provision for transaction losses	11,558	7,182
Charge-offs to accrued transaction losses	(11,178)	(8,939)
Accrued transaction losses, end of the period	$20,444	$15,419

NOTE 12 - INCOME TAXES
The Company recorded an income tax expense of $0.5 million for the three months ended March 31, 2017, compared to income tax expense of $0.3 million for the three months ended March 31, 2016. The income tax expense recorded for the three months ended March 31, 2017 was primarily due to state and foreign income tax expense.
The Company’s effective tax rate was (3.5)% for the three months ended March 31, 2017, compared to an effective tax rate of (0.4)% for the three months ended March 31, 2016. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2017 primarily relates to the valuation allowance on the Company’s deferred tax assets.
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

As of March 31, 2017, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three months ended March 31, 2017 was calculated on a jurisdiction basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 13 - STOCKHOLDERS’ EQUITY
The changes in total stockholders’ equity were as follows (in thousands):

Total stockholders’ equity
Balance at December 31, 2016	$576,153
Net loss	(15,090)
Exercise of stock options	39,409
Vesting of early exercised stock options and other	314
Conversion feature of convertible senior notes, due 2022, net of allocated costs	83,901
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2022	(92,136)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2022	57,244
Payment for termination of Starbucks warrant	(54,808)
Change in other comprehensive loss	747
Share-based compensation	32,199
Balance at March 31, 2017	$627,933

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of March 31, 2017, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of March 31, 2017, there were 228,107,488 shares of Class A common stock and 145,258,328 shares of Class B common stock outstanding. Options and awards granted following the Company's Initial Public Offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

On February 24, 2017, the Company and Starbucks entered into a Warrant Cancellation and Payment Agreement pursuant to which the Company paid Starbucks cash consideration of approximately $54.8 million in return for the termination of the Warrant to Purchase Stock dated August 7, 2012, as amended, that provided Starbucks with the right to purchase an aggregate of 9,456,955 shares of the Company’s Class B common stock.

In conjunction with the Notes offering, the Company sold warrants whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.17 per share. The Company received $57.2 million in cash proceeds from the sale of these warrants. See Note 10, Indebtedness, for more details on this transaction.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional securities have been nor will be in the future issued under the 2009 Plan.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors. As of March 31, 2017, the total number of shares subject to stock options and RSUs outstanding under the 2015 Plan was 19,448,789, and 54,510,587 shares were available for future issuance. As of March 31, 2017, the total number of shares subject to stock options and RSUs outstanding under the 2009 Plan was 60,571,969.
A summary of stock option activity for the three months ended March 31, 2017 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	73,261,562	$7.70	7.28	$443,711
Granted	—	—
Exercised	(7,761,169)	5.08
Forfeited	(1,075,984)	$10.93
Balance at March 31, 2017	64,424,409	7.96	7.04	600,185
Options exercisable as of
March 31, 2017	61,373,338	7.81	6.95	581,082

Restricted Stock Activity
Activity related to RSUs during the three months ended March 31, 2017 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	15,443,391	$12.09
Granted	1,803,112	14.46
Vested	(1,081,480)	12.22
Forfeited	(568,674)	11.39
Unvested as of March 31, 2017	15,596,349	$12.38

Share-Based Compensation
The fair value of stock options and employee stock purchase plan shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model.
The fair value of stock options granted was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
2016
Dividend yield	—%
Risk-free interest rate	1.39%
Expected volatility	43%
Expected term (years)	6.08
No stock options were granted during the three months ended March 31, 2017.
As a result of the Company’s adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur. As this guidance requires a modified retrospective approach when eliminating the forfeiture rate, the Company recorded an adjustment of $0.7 million to increase accumulated deficit and additional paid-in capital as of January 1, 2017.
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Product development	$19,356	$21,947
Sales and marketing	3,935	2,903
General and administrative	8,379	6,348
Total	$31,670	$31,198

The Company recorded $1.9 million and $1.5 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2017 and 2016, respectively, which is included in the table above.

The Company capitalized $0.5 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2017. There was no similar activity during the three months ended March 31, 2016.
As of March 31, 2017, there was $297.1 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 2.73 years.

NOTE 14 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net loss	$(15,090)	$(96,755)
Basic shares:
Weighted-average common shares outstanding	368,571	335,177
Weighted-average unvested shares	(1,834)	(3,853)
Weighted-average shares used to compute basic net loss per share	366,737	331,324
Diluted shares:
Weighted-average shares used to compute diluted loss per share	366,737	331,324
Net loss per share:
Basic	$(0.04)	$(0.29)
Diluted	$(0.04)	$(0.29)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options and restricted stock units	80,021	109,912
Common stock warrants	19,173	9,544
Unvested shares	1,732	3,428
Employee stock purchase plan	653	635
Total anti-dilutive securities	101,579	123,519

Additionally, since the Company expects to settle the principal amount of its outstanding Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $22.95 per share for the Notes, which has not occurred as of March 31, 2017.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2016 and 2025. The Company recognized total rental expenses under operating leases of $2.8 million for both the three months ended March 31, 2017 and 2016.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2017 are as follows (in thousands):

	Capital	Operating
Year:
2017 (remaining 9 months)	$1,150	$12,529
2018	1,495	16,528
2019	1,380	15,673
2020	141	15,757
2021	—	16,172
Thereafter	—	35,943
Total	$4,166	$112,602
Less amount representing interest	(3)
Present value of capital lease obligations	4,163
Less current portion of capital lease obligation	(1,524)
Non-current portion of capital lease obligation	$2,639

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

The Company is involved in a class action lawsuit concerning independent contractors in connection with the Company’s Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. The Company filed its answering brief on December 7, 2016, and Mr. Levin filed his reply on December 21, 2016. No hearing date has been set. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim but that it may instead be pursued by a different courier. Subsequently, couriers Nadezhda Rosen and La’Dell Brewster filed a new PAGA-only claim in the Superior Court of the State of California for the County of San Francisco on November 7, 2016. Plaintiffs claim that Caviar misclassified its couriers as independent contractors resulting in numerous violations of the California Labor Code, pursuant to which plaintiffs seek statutory penalties for those violations. In February 2017, the Company participated in a mediation with the parties in these Caviar misclassification suits to explore resolution of the matters at hand. After continued negotiation, the parties reached a preliminary global settlement of these suits, which is subject to final approval by the arbitrator. The Company has made appropriate accruals in the financial statements for the immaterial amounts expected to be paid as settlement.

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

NOTE 16 - SEGMENT AND GEOGRAPHICAL INFORMATION
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is the chief executive officer who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
United States	$444,899	$367,164
International	16,655	12,105
Total net revenue	$461,554	$379,269

No individual country from the international markets contributed in excess of 10% of total revenue for the three months ended March 31, 2017 and 2016.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2017	December 31, 2016
Long-lived assets
United States	$164,906	$162,118
International	2,605	2,675
Total long-lived assets	$167,511	$164,793

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Cash Flow Data:
Cash paid for interest	$142	$142
Cash paid for income taxes	334	220
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	(468)	(657)
Unpaid offering costs related to initial public offering	—	124
Unpaid business acquisition purchase price	400	—

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

Overview
We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers also need innovative solutions to thrive, and we have since expanded to provide additional products and services to provide these businesses with access to the same tools as large businesses. Square is a cohesive commerce ecosystem that combines sophisticated software with affordable hardware to enable sellers to turn mobile and computing devices into powerful payments and point-of-sale solutions. We focus on technology and design to create products and services that are cohesive, fast, self-serve, and dependable.

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

Our commerce ecosystem also includes powerful point-of-sale software and services that help sellers make informed business decisions through the use of analytics and reporting. As a result, sellers can manage orders, inventory, locations, employees, and payroll; engage and grow their sales with customers; and gain access to business loans. Some of these advanced point-of-sale features are broadly applicable to our seller base and include Employee Management and Customer Engagement. We have also extended our ecosystem to serve sellers with more specific needs. For example, our Build with Square developer platform allows businesses with individualized needs to customize their business solutions while processing payments on Square and taking advantage of all the services in our ecosystem, including integration with third-party applications. In addition, certain verticals, such as service and retail sellers, benefit from specific features such as Invoices, Appointments, and Square Inventory. We monetize these features through either a per transaction fee, a subscription fee, or a service fee.

With Square Capital, we facilitate the offering of loans to sellers based on their payment processing history, and the product is broadly applicable across our seller base. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale. We also earn a servicing fee from third-party investors that we record as revenue as we provide the services.

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

We have grown rapidly to serve millions of sellers that represent a diverse set of industries, including retail, services, and food-related businesses, and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia and the United Kingdom.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Transaction-based revenue	$403,478	$300,453	$103,025	34%
Starbucks transaction-based revenue	—	38,838	(38,838)	(100)%
Subscription and services-based revenue	49,060	23,796	25,264	106%
Hardware revenue	9,016	16,182	(7,166)	(44)%
Total net revenue	$461,554	$379,269	$82,285	22%
Total net revenue for the three months ended March 31, 2017 increased by $82.3 million or 22% compared to the three months ended March 31, 2016.
Transaction-based revenue for the three months ended March 31, 2017 increased by $103.0 million or 34% compared to the three months ended March 31, 2016. This increase was attributable to growth in Gross Payment Volume (GPV) processed for the three months ended March 31, 2017 of 33% compared to the three months ended March 31, 2016. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers.
Starbucks transaction-based revenue for the three months ended March 31, 2017 decreased by $38.8 million or 100% compared to the three months ended March 31, 2016. During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we do not expect transaction-based revenue from Starbucks in the future.
Subscription and services-based revenue for the three months ended March 31, 2017 increased by $25.3 million or 106% compared to the three months ended March 31, 2016. The increase was primarily driven by continued growth and expansion of Square Capital, Caviar, and Instant Deposit, which were also the largest contributors to subscription and services-based revenue. Subscription and services-based revenue contributed 11% of total net revenue in the three months ended March 31, 2017, compared to 6% in the three months ended March 31, 2016.
Hardware revenue for the three months ended March 31, 2017 decreased by $7.2 million or 44% compared to the three months ended March 31, 2016. During the three months ended March 31, 2016, we experienced elevated growth in shipments of our contactless and chip reader driven by the fulfillment of the majority of the backlog of pre-orders following its launch in the fourth quarter of 2015, with no similar activity during the three months ended March 31, 2017.
Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Transaction-based costs	$257,778	$194,276	$63,502	33%
Starbucks transaction-based costs	—	36,610	(36,610)	(100)%
Subscription and services-based costs	15,876	9,033	6,843	76%
Hardware costs	12,662	26,740	(14,078)	(53)%
Amortization of acquired technology	1,807	2,370	(563)	(24)%
Total cost of revenue	$288,123	$269,029	$19,094	7%

Total cost of revenue for the three months ended March 31, 2017 increased by $19.1 million or 7% compared to the three months ended March 31, 2016.

Transaction-based costs for the three months ended March 31, 2017 increased by $63.5 million or 33% compared to the three months ended March 31, 2016. This increase was attributable to growth in GPV processed for the three months ended March 31, 2017 of 33% compared to the three months ended March 31, 2016.

Starbucks transaction-based costs for the three months ended March 31, 2017 decreased by $36.6 million or 100% compared to the three months ended March 31, 2016. As noted above, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we do not expect Starbucks transaction-based costs in the future.

Subscription and services-based costs for the three months ended March 31, 2017 increased by $6.8 million or 76% compared to the three months ended March 31, 2016, primarily reflecting increased costs associated with the growth of Caviar.

Hardware costs for the three months ended March 31, 2017 decreased by $14.1 million or 53% compared to the three months ended March 31, 2016. During the three months ended March 31, 2016, we experienced elevated growth in shipments of our contactless and chip reader driven by the fulfillment of the majority of the backlog of pre-orders following its launch in the fourth quarter of 2015, with no similar activity during the three months ended March 31, 2017.

Amortization of acquired technology for the three months ended March 31, 2017 decreased by $0.6 million or 24% compared to the three months ended March 31, 2016, as a result of certain technology assets reaching end of life.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Product development	$68,582	$64,592	$3,990	6%
% of total net revenue	15%	17%
Sales and marketing	$49,900	$38,496	$11,404	30%
% of total net revenue	11%	10%
General and administrative	$56,935	$96,107	$(39,172)	(41)%
% of total net revenue	12%	25%
Transaction, loan and advance losses	$11,891	$7,861	$4,030	51%
% of total net revenue	3%	2%
Amortization of acquired customer assets	$205	$317	$(112)	(35)%
% of total net revenue	—%	—%
Total operating expenses	$187,513	$207,373	$(19,860)	(10)%

Product development expenses for the three months ended March 31, 2017 increased by $4.0 million or 6% compared to the three months ended March 31, 2016, primarily due to the following:

•	the addition of personnel in our engineering, product, and design teams; and

•	offset in part by a $2.6 million decrease in share-based compensation expense.
Sales and marketing expenses for the three months ended March 31, 2017 increased by $11.4 million or 30% compared to the three months ended March 31, 2016, primarily due to the following:

•	an increase in sales and marketing personnel to enable growth initiatives;

•	$10.1 million in costs associated with our Square Cash peer-to-peer transfer service, an increase of $5.0 million compared to the three months ended March 31, 2016; and

•	a $1.0 million increase in share-based compensation expense.
General and administrative expenses for the three months ended March 31, 2017 decreased by $39.2 million or 41% compared to the three months ended March 31, 2016, due to the following:

•
$50.0 million of non-recurring expense related to legal proceedings with Robert E. Morley, which was settled the following quarter, with no similar charges during the three months ended March 31, 2017;

•
offset in part by additions to our customer support, legal, compliance, risk, finance, Square Capital operations support, and Caviar operations support personnel that together will drive long-term operating efficiencies as our business scales; and

•	a $2.0 million increase in share-based compensation expense.
Transaction, loan and advance losses for the three months ended March 31, 2017 increased by $4.0 million or 51% compared to the three months ended March 31, 2016, due to the following:

•
increased transaction losses of $2.3 million primarily attributable to growth in GPV, although transaction losses increased to a lesser extent than GPV growth due to better use of data science and improvements in our risk operations to mitigate exposure to transaction losses; and

•	a $1.7 million reduction in transaction losses due to the reversal of prior overestimates for the EMV liability shift, with no similar activity during the three months ended March 31, 2017.
Amortization of acquired customer assets for the three months ended March 31, 2017 decreased by $0.1 million compared to the three months ended March 31, 2016, as a result of certain customer assets reaching end of life.

Interest and Other Income and Expense, Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Interest and other (income) expense, net	$499	$(717)	$1,216	NM

Interest and other (income) expense, net, for the three months ended March 31, 2017 changed by $1.2 million compared to the three months ended March 31, 2016, primarily due to interest expense incurred on long-term debt and foreign exchange rate loses, offset in part by income earned on our investment in marketable securities.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Provision for income taxes	$509	$339	$170	50%
Effective tax rate	(3.5)%	(0.4)%

Provision for income taxes for the three months ended March 31, 2017 increased by $0.2 million compared to the three months ended March 31, 2016, due to an increase in state tax expense.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to revenue, net income (loss), and other results under generally accepted accounting principles (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment processors. Each of these metrics and measures excludes the effect of our processing agreement with Starbucks which transitioned to another payments solutions provider in the fourth quarter of 2016 and we do not expect transactions with Starbucks to recur. As a result, we believe it is useful to exclude Starbucks activity to clearly show the impact Starbucks has had on our financial results historically. Our agreements with other sellers generally provide both those sellers and us the unilateral right to terminate such agreements at any time, without fine or penalty. Furthermore, we generally do not enter into long-term contractual agreements with sellers.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$13,647	$10,290	$3,357	33%
Adjusted Revenue	$203,776	$146,155	$57,621	39%
Adjusted EBITDA	$27,025	$(9,083)	$36,108	NM
Adjusted Net Income (Loss) Per Share:
Basic	$0.05	$(0.05)
Diluted	$0.05	$(0.05)

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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Total net revenue	$461,554	$379,269	$82,285	22%
Less: Starbucks transaction-based revenue	—	38,838	(38,838)	(100)%
Less: transaction-based costs	257,778	194,276	63,502	33%
Adjusted Revenue	$203,776	$146,155	$57,621	39%

Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share
Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share are non-GAAP financial measures that represent our net income (loss) and net income (loss) per share, adjusted to eliminate the effect of Starbucks transactions and certain other items as described below. We have included these non-GAAP financial measures in this Quarterly Report on Form 10-Q because they are key measures used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges.

•
We exclude Starbucks transaction-based revenue and Starbucks transaction-based costs. As described above, Starbucks completed its previously announced transition to another payments solution provider and has ceased using our payments solutions altogether, and we believe that providing non-GAAP financial measures that exclude the impact Starbucks is useful to investors.

•
We believe it is useful to exclude non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•
In connection with the issuance of the Notes (as defined below), we are required to recognize non-cash interest expense, including amortization of debt discount and issuance costs, in accordance with GAAP for convertible debt that may be settled in cash. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not generate a cash outflow for the company and the debt issuance costs do not represent future cash outflows for the company; therefore both are not indicative of our continuing operations or meaningful when comparing current results to past results.

•
We exclude the litigation settlement with Robert E. Morley described in Note 1 of the "Notes to the Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2016, gain or loss on the sale of property and equipment, and impairment of intangible assets from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

In addition to the items above, Adjusted EBITDA as a non-GAAP financial measure also excludes depreciation, other cash interest income and expense, other income and expense and provision or benefit from income taxes, as these items are not components of our core business operations.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Net loss	$(15,090)	$(96,755)	$81,665	NM
Starbucks transaction-based revenue	—	(38,838)	38,838	NM
Starbucks transaction-based costs	—	36,610	(36,610)	(100)%
Share-based compensation expense	31,670	31,198	472	2%
Depreciation and amortization	9,437	9,118	319	3%
Litigation settlement expense	—	50,000	(50,000)	(100)%
Interest and other (income) expense, net	499	(717)	1,216	NM
Provision for income taxes	509	339	170	50%
Gain on sale of property and equipment	—	(38)	38	NM
Adjusted EBITDA	$27,025	$(9,083)	$36,108	NM

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Net loss	$(15,090)	$(96,755)	$81,665	NM
Starbucks transaction-based revenue	—	(38,838)	38,838	NM
Starbucks transaction-based costs	—	36,610	(36,610)	(100)%
Share-based compensation expense	31,670	31,198	472	2%
Amortization of intangible assets	2,121	2,713	(592)	(22)%
Litigation settlement expense	—	50,000	(50,000)	(100)%
Amortization of debt discount and issuance costs	1,390	—	1,390	NM
Gain on sale of property and equipment	—	(38)	38	NM
Adjusted Net Income (Loss)	$20,091	$(15,110)	$35,201	NM
Adjusted Net Income (Loss) Per Share:
Basic	$0.05	$(0.05)
Diluted	$0.05	$(0.05)
Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	366,737	331,324
Diluted	404,319	331,324

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable securities (in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$704,494	$452,030
Short-term restricted cash	22,002	22,131
Long-term restricted cash	14,494	14,584
Cash, cash equivalents, and restricted cash	$740,990	$488,745
Short-term investments	186,756	59,901
Long-term investments	62,711	27,366
Cash, cash equivalents, restricted cash and investments in marketable securities	$990,457	$576,012

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in) operating activities	$43,998	$(13,749)
Net cash used in investing activities	(170,394)	(81,013)
Net cash provided by (used in) financing activities	377,583	(4,850)
Effect of foreign exchange rate changes on cash and cash equivalents	1,058	1,558
Net increase (decrease) in cash, cash equivalents and restricted cash	252,245	(98,054)

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable securities. As of March 31, 2017, we had $954.0 million of cash and cash equivalents and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale.

On March 6, 2017, we issued $440.0 million aggregate principal amount of convertible senior notes (Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2017. The Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the Notes, we entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was $92.1 million. In addition, we sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of $31.17 per share. We received $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes. The net proceeds from this transaction, after issuance costs was $393.4 million. Please see Note 10, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.

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

Short-term restricted cash of $22.0 million as of March 31, 2017 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $14.5 million as of March 31, 2017 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. The

Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, settlements receivable, and customers payable amounts, and hence working capital. These fluctuations are primarily due to:

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

Cash Flows from Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, share-based compensation expense, provision for transaction losses, deferred income taxes, and gain (loss) on disposal of property and equipment, as well as the effect of changes in operating assets and liabilities, including working capital.

For the three months ended March 31, 2017, cash provided by operating activities was $44.0 million, primarily as a result of:

•
Net loss of $15.1 million, offset by non-cash items consisting primarily of share-based compensation of $31.7 million, depreciation and amortization of $9.4 million and provision for transaction losses of $11.6 million.

•	Additional cash provided from changes in operating assets and liabilities, including decreases in settlements receivable of $54.9 million and decreases in other current assets of $6.1 million.

•
Offset in part by cash used from changes in operating assets and liabilities, including decreases in customers payable of $25.1 million, decreases in settlements payable of $15.4 million, charge-offs and recoveries to accrued transaction losses of $11.2 million and due to the net activity related to loans held for sale of $9.7 million.

For the three months ended March 31, 2016, cash used by operating activities was $13.7 million, primarily as a result of:

•
Net loss of $96.8 million, offset by non-cash items consisting primarily of share-based compensation of $31.2 million, depreciation and amortization of $9.1 million; and provision for transaction losses of $7.2 million.

•
Additional uses of cash were from changes in operating assets and liabilities, including increases in settlements receivable of $46.5 million, other current assets of $21.2 million, the net activity related to loans held for sale of $10.3 million and charge-offs and recoveries to accrued transaction losses of $8.9 million.

•	Offset in part by cash provided from changes in operating assets and liabilities, including increases in customers payable of $60.4 million and accrued expenses of $55.8 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable securities, and business acquisitions.

For the three months ended March 31, 2017, cash used in investing activities was $170.4 million as a result of the purchase of marketable securities of $181.9 million, offset in part by proceeds from maturities and sales of marketable securities of $19.6 million. Additional uses of cash were as a result of the purchase of property and equipment of $6.5 million and for a business acquisition of $1.6 million.
For the three months ended March 31, 2016, cash used in investing activities was $81.0 million as a result of the purchase of marketable securities of $73.1 million and the purchase of property and equipment of $7.5 million.

Cash Flows from Financing Activities
For the three months ended March 31, 2017, cash provided by financing activities was $377.6 million as a result of $393.4 million in net proceeds from the Notes offering and as a result of proceeds from issuances of common stock from the exercise of options of $39.3 million, offset in part by the settlement of warrant with Starbucks of $54.8 million.
For the three months ended March 31, 2016, cash used by financing activities was $4.9 million as a result of payments of offering costs related to our initial public offering of $5.4 million, offset in part by proceeds from the exercise of stock options of $0.6 million.
Contractual Obligations and Commitments
On March 6, 2017, we issued $440.0 million aggregate principal amount Notes that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. Please See Note 10, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
There were no other material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements during the periods presented.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our critical accounting policies have not materially changed during the three months ended March 31, 2017. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1 of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of March 31, 2017, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen, Canadian Dollar, Australian Dollar and British Pound. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are involved in a class action lawsuit concerning independent contractors in connection with our Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the United States District Court for the Northern District of California against our wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. We filed our answering brief on December 7, 2016, and Mr. Levin filed his reply on December 21, 2016. No hearing date has been set. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim but that it may instead be pursued by a different courier. Subsequently, couriers Nadezhda Rosen and La’Dell Brewster filed a new PAGA-only claim in the Superior Court of the State of California for the County of San Francisco on November 7, 2016. Plaintiffs claim that Caviar misclassified its couriers as independent contractors resulting in numerous violations of the California Labor Code, pursuant to which plaintiffs seek statutory penalties for those violations. In February 2017, we participated in a mediation with the parties in these Caviar misclassification suits to explore resolution of the matters at hand. After continued negotiation, the parties reached a preliminary global settlement of these suits, which is subject to final approval by the arbitrator.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making any investment decision with respect to our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 under the heading “Risk Factors.”

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

Our total net revenue grew from $850.2 million in 2014 to $1,267.1 million in 2015 and to $1,708.7 million in 2016. During the three months ended March 31, 2016 and 2017, our total net revenue grew from $379.3 million to $461.6 million. We expect our rate of revenue growth will decline, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our sellers and other users of our services have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $171.6 million, $212.0 million, and $154.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the three months ended March 31, 2017 and 2016, we generated net losses of $15.1 million and $96.8 million, respectively.

As of March 31, 2017, we had an accumulated deficit of $795.0 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We, our sellers, and our partners, including third-party data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions, as well as other users of our services, such as Square Cash and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information regarding our sellers’ customers, including their contact information, payment card numbers and expiration dates, and purchase histories. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers.

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

We offer managed payments and other products and services to a large number of customers, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions as well as potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. In configuring our payments services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves in our books for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the amounts paid to the cardholder. Since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. This has shifted an increased amount of the risk for certain fraudulent transactions from the issuing banks to these sellers, which has resulted in our having to seek an increased level of reimbursement for chargebacks from our sellers that do not deploy EMV-compliant card readers. Not all of the readers we offer to merchants are EMV-compliant. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks. We do not collect and maintain reserves from our sellers to cover these potential losses, and for customer relations purposes we sometimes decline to seek reimbursement for certain chargebacks. The risk of chargebacks is typically greater with those of our sellers that promise future delivery of goods and services, which we allow on our Square platform. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected.

We derive a significant portion of our revenue from managed payments services. Our efforts to expand our product portfolio and market reach may not succeed and may reduce our revenue growth.

We derive a significant portion of our revenue from transaction-based fees we collect in connection with managed payments services. While we intend to continue to broaden the scope of products and services we offer, we may not be successful in deriving any significant revenue from these products and services. Failure to broaden the scope of products and services that are attractive may inhibit the growth of repeat business and harm our business, as well as increase the vulnerability of our core payments business to competitors offering a full suite of products and services. Furthermore, we may have limited or no experience in our newer markets. For example, we cannot assure you that any of our products or services outside of managed payments services will be as widely accepted or that they will continue to grow in revenue. These offerings may present new and difficult technological, operational, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our newer activities may not recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

The success of enhancements, new features, and products and services depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements or new features, products or services. We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. Other than American Express, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the third quarter of 2017 and the first quarter of 2020. We have begun negotiating a new acquiring processor agreement to replace the one that is expiring in 2017. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on commercially reasonable terms. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

Our quarterly results of operations may fluctuate significantly and are not necessarily an indication of future performance. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Our limited operating history combined with the rapidly evolving markets in which we operate also contributes to these fluctuations. Fluctuations in quarterly results may materially and adversely affect the predictability of our business and the price of our Class A common stock.

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

To maintain and grow our business, we will need to identify, hire, develop, motivate, and retain highly skilled employees. Identifying, recruiting, training, integrating, and retaining qualified individuals requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in the U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Our international expansion and our business in general may also be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. If spending by their customers declines, these businesses would experience reduced sales and process fewer payments with us or, if they cease to operate, stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Capital program may slow, or business loans may be paid more slowly, or not at all. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, the investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

We are also monitoring developments related to the decision by the United Kingdom government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as "Brexit"), which could have significant implications for our business. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements for the Company as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

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

To provide our managed payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring processors, the payment card issuers, various financial institution partners (including those for Square Capital and Square Cash), systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, and the provision information and other elements of our services. For example, we currently rely on three acquiring processors in the United States and two for each of Canada, Japan, Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing, component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.

Our business could be harmed if we are unable to accurately forecast demand for our products and to adequately manage our product inventory.

We invest broadly in our business, and such investments are driven by our expectations of the future success of a product. For example, our products such as the Square Reader often require investments with long lead times. An inability to correctly forecast the success of a particular product could harm our business. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for our competitors’ products, unanticipated changes in general market conditions, and the change in economic conditions.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The electronic payments products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Since customers use our services for important aspects of their businesses, any errors, defects, third-party security breaches such as cyber-attacks or identify theft, malfeasance, disruptions in services, or other performance problems with our services could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, third-party security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access to sensitive, proprietary or confidential information of ours or our sellers, and other destructive outcomes. Moreover, third-party security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

Our systems and those of our third-party data center facilities may experience service interruptions, denial-of-service and other cyber-attacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

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

Square Capital is subject to additional risks relating to the availability of capital, seller payments, availability and structure of its bank partnership and general macroeconomic conditions.

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

Loans are unsecured obligations of our Square sellers who utilize Square Capital, and they are not secured by any collateral, nor are they guaranteed or insured in any way. Adverse changes in macroeconomic conditions could cause some Square sellers who utilize Square Capital to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the receivables, unable to make repayment of loans and/or extend the repayment period beyond the contractual repayment terms on the loan. Sellers are contractually obligated to use Square as their only card payment processing service until the agreed-upon fixed amount of repayment of loans is made. To the extent a seller breaches this obligation, the seller would be liable for an accelerated loan repayment, where Square Capital's recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third party investors depend on the collectability of the loans, if there is an increase in Square sellers who utilize Square Capital who are unable to make repayment of loans, we will be unable to collect our entire servicing fee for such loans.

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

We have partnered with a Utah-chartered, member FDIC industrial bank to originate the loans. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan. If our bank partner ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or obtain licenses to make loans ourselves, Square Capital may need to enter into a new partnership with another qualified financial institution, revert to the merchant cash advance (MCA) model, or pursue an alternative model for originating loans, all of which may be time-consuming and costly and/or lead to a loss of institutional third-party investors willing to purchase such loans or MCAs, and as a result Square Capital may be materially and adversely affected.

We intend to continue to explore other models and structures for Square Capital, including other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals or capabilities that we have not yet obtained or developed. Should we fail to expand and evolve Square Capital in this manner, or should these new models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

Our business is subject to extensive regulation and oversight in a variety of areas, all of which are subject to change and uncertain interpretation.

We are subject to a wide variety of local, state, federal, and international laws, regulations, and industry standards in the United States and in other countries in which we operate. These laws and regulations govern numerous areas that are important to our business, including consumer protection, privacy, fair lending, financial services, labor and employment, immigration, import and export practices, product labeling, competition, data protection, and marketing and communications practices, to name a few. Such laws and regulations are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. Any perceived or actual breach of laws and regulations could result in investigations, regulatory inquiries, litigation, fines, or otherwise negatively impact our business. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services; that could cause us to be subject to audits, inquiries, investigations, or lawsuits; that could result in fines, injunctive relief, or other liabilities; or that could require costly, time-consuming, or otherwise burdensome compliance measures from us.

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of sellers and buyers and facilitate their transactions and interactions with one another, we will increasingly be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our employees and sellers and their customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union in 2016 adopted a General Data Protection Regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent data protection requirements and provide greater penalties for noncompliance. Brexit has created uncertainty with regard to the regulatory framework applicable to various matters in the United Kingdom, including data protection. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated. We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products and services and increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with changes in laws and regulations or new interpretations of existing laws and regulations, we may become subject to audits, inquiries, investigations, lawsuits, penalties, and other liabilities that did not previously apply.

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

The state and federal laws, rules, regulations, and licensing schemes that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), consumer financial protection, anti-money laundering, escheatment, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, and regulations are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, those enforced by the Australian Transaction Reports and Analysis Centre, and those enforced by the Financial Conduct Authority in the United Kingdom. As we expand into new jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. If we pursue additional or alternative means of growing Square Capital, additional state and federal regulations would apply. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply. In addition, as our business and products continue to develop and expand, we may become subject to additional rules and regulations.

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

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions. From time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.
We are subject to risks related to litigation, including intellectual property claims, and regulatory matters or disputes.

We may be, and have been, subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, and other proceedings involving intellectual property, consumer protection, privacy, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, and other matters. For example, we are involved in putative class action lawsuits concerning independent contractors in connection with our Caviar business.

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

As of March 31, 2017, we had 255 patents issued in the United States and abroad and 604 patent applications on file in the United States and abroad, though there can be no assurance that any or all of these applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, and capital lease arrangements. While we believe that our existing cash and cash equivalents, marketable securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity or debt financings or enter into credit facilities for other reasons, and we may not be able to secure any such additional debt or equity financing or refinancing on favorable terms, in a timely manner, or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Our credit facility contains operating covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our credit facility and any future financing agreements that we may enter into to become immediately due and payable.

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

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, in May 2014 and February 2016, the FASB issued new accounting standards for revenue recognition and leasing, respectively, and while we know they will have an impact, we are still evaluating the extent that these new accounting standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our global operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our contracts are denominated primarily in U.S. dollars, and therefore the majority of our revenue are not subject to foreign currency risk. However, fluctuations in exchange rates of the U.S. dollar against foreign currencies could adversely affect our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 86.4% of the voting power of our combined outstanding capital stock as of March 31, 2017. Our executive officers and directors and their affiliates held approximately 64.7% of the voting power of our combined outstanding capital stock as of March 31, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;

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
Servicing our convertible senior notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the notes in cash, repay the notes at maturity or repurchase the notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
On March 6, 2017, we issued $440.0 million aggregate principal amount of 0.375% convertible senior notes due 2022 (Notes).
Prior to December 1, 2021, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Upon satisfaction of these conditions or occurrence of these events, if holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. In addition, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change or to refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash we have raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay cash upon conversion or at maturity of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our credit facility or agreements governing our future indebtedness and have a material adverse effect on our business, results of operations and financial condition. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

The convertible note hedge and warrant transactions may affect the value of our Class A common stock.

In connection with the issuance of the Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the “option counterparties”. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.
In connection with establishing their initial hedges of the convertible note hedge and warrant transactions, the option counterparties purchased shares of our Class A common stock and/or entered into various derivative transactions with respect to our Class A common stock. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.

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

SQUARE, INC.

Date:	May 3, 2017	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
Sarah Friar
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated March 6, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 6, 2017
4.2	Form of 0.375% Convertible Senior Note due 2022 (included in Exhibit 4.1).	8-K	001-37622	4.2	March 6, 2017
10.1	Warrant Cancellation and Payment Agreement, dated as of February 24, 2017, by and between the Registrant and Starbucks Corporation.	8-K	001-37622	10.1	February 27, 2017
10.2	First Amendment to Credit Agreement, dated as of February 27, 2017, among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-37622	10.1	February 27, 2017
10.3	Purchase Agreement, dated February 28, 2017, by and among the Registrant and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein.	8-K	001-37622	10.1	March 6, 2017
10.4	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 6, 2017
10.5	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 6, 2017
10.6+	Offer Letter between the Registrant and Jacqueline D. Reses, dated as of October 2, 2015.
10.7
Office Lease by and between the Registrant and Hudson 1455 Market, LLC, dated as of October 17, 2012, as amended on March 22, 2013, January 22, 2014, June 6, 2014, February 1, 2015, April 27, 2015, June 18, 2015, October 5, 2016, and October 6, 2016.

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