Form 10-Q
period 2017-06-30
Square, Inc.
filed 2017-08-02
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, the number of shares of the registrant’s Class A common stock outstanding was 251,876,547 and the number of shares of the registrant’s Class B common stock outstanding was 131,821,806.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$716,989	$452,030
Short-term investments	203,287	59,901
Restricted cash	22,147	22,131
Settlements receivable	309,021	321,102
Customer funds	73,596	43,574
Loans held for sale	50,079	42,144
Other current assets	62,798	60,543
Total current assets	1,437,917	1,001,425
Property and equipment, net	87,442	88,328
Goodwill	57,961	57,173
Acquired intangible assets, net	16,452	19,292
Long-term investments	124,099	27,366
Restricted cash	14,565	14,584
Other assets	3,278	3,194
Total assets	$1,741,714	$1,211,362
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,375	$12,602
Customers payable	465,926	431,632
Settlements payable	41,834	51,151
Accrued transaction losses	22,455	20,064
Accrued expenses	56,699	39,543
Other current liabilities	26,639	22,472
Total current liabilities	624,928	577,464
Long-term debt (Note 10)	349,960	—
Other liabilities	63,082	57,745
Total liabilities	1,037,970	635,209
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at June 30, 2017 and December 31, 2016. None issued and outstanding at June 30, 2017 and December 31, 2016.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at June 30, 2017 and December 31, 2016; 250,974,736 and 198,746,620 issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at June 30, 2017 and December 31, 2016; 131,645,329 and 165,800,756 issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	—	—
Additional paid-in capital	1,515,237	1,357,381
Accumulated deficit	(810,974)	(779,239)
Accumulated other comprehensive loss	(519)	(1,989)
Total stockholders’ equity	703,744	576,153
Total liabilities and stockholders’ equity	$1,741,714	$1,211,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Transaction-based revenue	$482,065	$364,864	$885,543	$665,317
Starbucks transaction-based revenue	—	32,867	—	71,705
Subscription and services-based revenue	59,151	29,717	108,211	53,513
Hardware revenue	10,289	11,085	19,305	27,267
Total net revenue	551,505	438,533	1,013,059	817,802
Cost of revenue:
Transaction-based costs	311,092	234,857	568,870	429,133
Starbucks transaction-based costs	—	28,672	—	65,282
Subscription and services-based costs	17,116	10,144	32,992	19,177
Hardware costs	14,173	14,015	26,835	40,755
Amortization of acquired technology	1,695	1,886	3,502	4,256
Total cost of revenue	344,076	289,574	632,199	558,603
Gross profit	207,429	148,959	380,860	259,199
Operating expenses:
Product development	78,126	68,638	146,708	133,230
Sales and marketing	59,916	39,220	109,816	77,716
General and administrative	62,988	50,784	119,923	146,891
Transaction, loan and advance losses	18,401	17,455	30,292	25,316
Amortization of acquired customer assets	222	222	427	539
Total operating expenses	219,653	176,319	407,166	383,692
Operating loss	(12,224)	(27,360)	(26,306)	(124,493)
Interest and other (income) expense, net	3,266	(327)	3,765	(1,044)
Loss before income tax	(15,490)	(27,033)	(30,071)	(123,449)
Provision for income taxes	472	312	981	651
Net loss	$(15,962)	$(27,345)	$(31,052)	$(124,100)
Net loss per share:
Basic	$(0.04)	$(0.08)	$(0.08)	$(0.37)
Diluted	$(0.04)	$(0.08)	$(0.08)	$(0.37)
Weighted-average shares used to compute net loss per share
Basic	376,357	334,488	371,573	332,906
Diluted	376,357	334,488	371,573	332,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(15,962)	$(27,345)	$(31,052)	$(124,100)
Net foreign currency translation adjustments	430	85	1,187	595
Net unrealized gain (loss) on revaluation of intercompany loans	432	329	$403	$582
Net unrealized gain (loss) on marketable securities	(139)	4	(120)	80
Total comprehensive loss	$(15,239)	$(26,927)	$(29,582)	$(122,843)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(31,052)	$(124,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,562	18,136
Non-cash interest and other expense	5,680	131
Share-based compensation	71,263	68,120
Transaction, loan and advance losses	30,292	25,316
Deferred provision for income taxes	99	63
Changes in operating assets and liabilities:
Settlements receivable	8,934	(64,186)
Customer funds	(30,022)	3,233
Purchase of loans held for sale	(570,819)	(212,727)
Sales and principal payments of loans held for sale	560,209	183,748
Other current assets	(2,201)	7,985
Other assets	(110)	(377)
Accounts payable	143	2,538
Customers payable	34,149	84,826
Settlements payable	(9,317)	(10,579)
Charge-offs to accrued transaction losses	(22,243)	(24,475)
Accrued expenses	17,000	(13,784)
Other current liabilities	4,327	24,025
Other noncurrent liabilities	5,696	(431)
Net cash provided by (used in) operating activities	90,590	(32,538)
Cash flows from investing activities:
Purchase of marketable securities	(314,055)	(102,245)
Proceeds from maturities of marketable securities	52,064	16,768
Proceeds from sale of marketable securities	21,730	4,964
Purchase of property and equipment	(13,883)	(15,840)
Payment for acquisition of intangible assets	—	(400)
Business acquisitions	(1,600)	—
Net cash used in investing activities	(255,744)	(96,753)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	428,250	—
Purchase of convertible senior note hedges	(92,136)	—
Proceeds from issuance of warrants	57,244	—
Payment for termination of Starbucks warrant	(54,808)	—
Principal payments on capital lease obligation	(634)	—
Payments of offering costs related to initial public offering	—	(5,530)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	89,863	15,496
Net cash provided by financing activities	427,779	9,966
Effect of foreign exchange rate changes on cash and cash equivalents	2,331	2,672
Net increase (decrease) in cash, cash equivalents and restricted cash	264,956	(116,653)
Cash, cash equivalents and restricted cash, beginning of period	488,745	489,552
Cash, cash equivalents and restricted cash, end of period	$753,701	$372,899
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers start, run, and grow their businesses. Square enables sellers to accept card payments and also provides reporting and analytics, next-day settlement, and chargeback protection. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage customers; and grow sales. Square Cash is an easy way for businesses and individuals to send and receive money, and Caviar is a food ordering service for restaurants. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the United Kingdom.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other future annual or interim period.

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

Reclassifications and other adjustments

As a result of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, on January 1, 2017, the Company reclassified changes in restricted cash balances from investing activities in the statement of cash flows to changes in cash, cash equivalents and restricted cash. For the six months ended June 30, 2016, $8.5 million was reclassified from cash outflows from investing activities to changes in cash, cash equivalents and restricted cash.

The presentation of changes in customer funds in the statement of cash flows for the six months ended June 30, 2016 has also been revised for the correction of an immaterial error that was identified during the fourth quarter of 2016 whereby the Company had previously misclassified and reported certain customer funds as cash and cash equivalents rather than classifying these customer funds as a component of current assets impacting operating activities. The effect of the revision was to decrease the amount of net cash used in operating activities for the six months ended June 30, 2016 by $3.2 million and increase cash and cash equivalents as of June 30, 2016 by that same amount. Net cash provided by operating activities for the year ended December 31, 2016 and cash and cash equivalents as of December 31, 2016 were not misstated.

The Company has reclassified certain prior period balances to conform to the current period presentation. In particular the Company has combined the Customer funds obligation and Customers payable into a single caption called Customer payable on the consolidated balance sheet. This classification change was made because both accounts reflect customer amounts that are held by Square that are obligations to the customer.

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

Significant estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, valuation of the debt component of convertible senior notes, valuation of loans held for sale, goodwill and intangible assets, income and other taxes, and share-based compensation.

Concentration of Credit Risk

For the three and six months ended June 30, 2017, the Company had no customer that accounted for greater than 10% of total net revenue. For the three and six months ended June 30, 2016, the Company had no customer other than Starbucks that accounted for greater than 10% of total net revenue. During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, the Company does not expect transaction-based revenue from Starbucks in the future.

The Company had three third-party processors that represented approximately 44%, 42%, and 10% of settlements receivable as of June 30, 2017. The same three parties represented approximately 52%, 35%, and 10% of settlements receivable as of December 31, 2016.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities, settlements receivables, customer funds, and loans held for sale. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans held for sale is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and ongoing performance monitoring of the Company’s loan customers.

Significant Accounting Policies
Except for the adoption of ASU 2016-18, Restricted Cash, described above, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20. The new guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry specific guidance. The core principal of this new guidance is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company does not plan to early adopt the guidance. The guidance can be adopted either through the full retrospective approach which requires restatement of all periods presented or through a modified retrospective approach which requires a cumulative effect adjustment as of the date of adoption. The modified retrospective approach also requires additional disclosures, during the year of adoption, of the impact of the new guidance to each of the financial statements line items and qualitative explanation of the significant changes between the reported results under the new revenue guidance and the previous revenue guidance. The Company plans to apply the modified retrospective approach in the year of adoption of this guidance and is currently assessing the impact that the adoption of the guidance will have on the consolidated financial statements and related disclosures. The Company is also assessing any financial reporting system changes that would be necessary to implement the new guidance.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, as part of its simplification initiative. The current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less a normal profit margin. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for market replacement cost and net realizable value less a normal profit margin. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this new guidance on January 1, 2017, and it did not have any effect on the consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,
which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this new guidance on January 1, 2017. As part of the adoption, the Company elected to account for forfeitures as they occur. As this guidance requires a modified retrospective approach when eliminating the forfeiture rate, the Company recorded an adjustment of $0.7 million to increase accumulated deficit and additional paid-in capital as of January 1, 2017. With respect to classification of excess tax benefits on the Statement of Cash Flows, the Company has elected to apply this guidance on a prospective basis. Thus, the prior periods have not been adjusted. The remaining areas of simplification in this guidance did not have an impact on the consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance addresses several cash flow issues with the objective of reducing the existing diversity in practice. Specific issues addressed in this guidance include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and application of the predominance principle. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. The current guidance requires companies to defer the income tax effects of intercompany transfers of all assets, until the asset has been sold to an outside party whereas the new guidance will not allow the deferral of income tax effects of intercompany transfers of assets except for inventory. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. The Company is currently evaluating the impact this new guidance may have on the consolidated financial statements and related disclosures.

NOTE 2 - RESTRICTED CASH

As of both June 30, 2017 and December 31, 2016, restricted cash of $22.1 million is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments and loans. The Company has recorded this amount as a current asset on the condensed consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

As of both June 30, 2017 and December 31, 2016, the remaining restricted cash of $14.6 million is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (see Note 15). The Company has recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms of the related leases extend beyond one year.

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$333,693	$—	$—	$207,168	$—	$—
U.S. agency securities	—	7,498	—	—	—	—
Commercial paper	—	15,740	—	—	7,496	—
U.S. government securities	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Municipal securities	—	—	—	—	1,000	—
Short-term securities:
U.S. agency securities	—	15,584	—	—	9,055	—
Corporate bonds	—	48,404	—	—	6,980	—
Commercial paper	—	54,285	—	—	17,298	—
Municipal securities	—	17,655	—	—	8,028	—
U.S. government securities	67,359	—	—	18,540	—	—
Long-term securities:
U.S. agency securities	—	15,023	—	—	3,502	—
Corporate bonds	—	53,253	—	—	12,914	—
Municipal securities	—	18,961	—	—	2,492	—
U.S. government securities	36,862	—	—	8,458	—	—
Total	$437,914	$246,403	$—	$234,166	$68,765	$—

The carrying amounts of certain financial instruments, including cash equivalents, settlements receivable, customer funds, accounts payable, customers payable, and settlements payable, approximate their fair values due to their short-term nature.

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	June 30, 2017
	Carrying Value	Fair Value (Level 2)
Convertible senior notes	$349,960	$539,062
Total	$349,960	$539,062

Loans held for sale are recorded at the lower of cost or fair value. To determine the fair value of loans, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, applied to the loans held for sale, to arrive at an estimate of fair value.

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$50,079	$52,266	$42,144	$42,633
Total	$50,079	$52,266	$42,144	$42,633
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2017 and 2016, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 4 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of June 30, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$15,593	$1	$(10)	$15,584
Corporate bonds	48,397	29	(22)	48,404
Commercial paper	54,285	—	—	54,285
Municipal securities	17,668	8	(21)	17,655
U.S. government securities	67,388	2	(31)	67,359
Total	$203,331	$40	$(84)	$203,287

Long-term securities:
U.S. agency securities	$15,028	$3	$(8)	$15,023
Corporate bonds	53,282	20	(49)	53,253
Municipal securities	18,973	6	(18)	18,961
U.S. government securities	36,911	6	(55)	36,862
Total	$124,194	$35	$(130)	$124,099

The Company's short-term and long-term investments as of December 31, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$9,048	$7	$—	$9,055
Corporate bonds	17,318	—	(20)	17,298
Commercial paper	6,980	—	—	6,980
Municipal securities	8,037	—	(9)	8,028
U.S. government securities	18,537	3	—	18,540
Total	$59,920	$10	$(29)	$59,901

Long-term securities:
U.S. agency securities	$3,502	$—	$—	$3,502
Corporate bonds	12,939	—	(25)	12,914
Municipal securities	2,505	—	(13)	2,492
U.S. government securities	8,478	—	(20)	8,458
Total	$27,424	$—	$(58)	$27,366

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

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2017 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$203,331	$203,287
Due in one to five years	124,194	124,099
Total	$327,525	$327,386

NOTE 5 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property, equipment, and internally-developed software at cost, less accumulated depreciation and amortization (in thousands):

	June 30, 2017	December 31, 2016
Leasehold improvements	$74,138	$73,366
Computer equipment	60,041	52,915
Capitalized software	28,475	24,642
Office furniture and equipment	12,509	10,737
Total	175,163	161,660
Less: Accumulated depreciation and amortization	(87,721)	(73,332)
Property and equipment, net	$87,442	$88,328

Depreciation and amortization expense on property and equipment was $7.2 million and $14.5 million for the three and six months ended June 30, 2017, respectively. Depreciation and amortization expense on property and equipment was $6.9 million and $13.3 million for the three and six months ended June 30, 2016, respectively.

NOTE 6 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of June 30, 2017 and December 31, 2016, goodwill was $58.0 million and $57.2 million, respectively.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 7 - ACQUIRED INTANGIBLE ASSETS
The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at June 30, 2017
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(506)	$779
Technology Assets	29,158	(18,287)	10,871
Customer Assets	8,886	(4,084)	4,802
Total	$39,329	$(22,877)	$16,452

	Balance at December 31, 2016
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(454)	$831
Technology Assets	29,075	(14,702)	14,373
Customer Assets	7,745	(3,657)	4,088
Total	$38,105	$(18,813)	$19,292

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately 13 years, four years, and nine years, respectively.

Amortization expense associated with other intangible assets was $1.9 million and $4.1 million for the three and six months ended June 30, 2017, respectively. Amortization expense associated with other intangible assets was $2.1 million and $4.8 million for the three and six months ended June 30, 2016, respectively.

The total estimated annual future amortization expense of these intangible assets as of June 30, 2017 is as follows (in thousands):

2017 (remaining 6 months)	$3,538
2018	6,037
2019	3,253
2020	1,296
2021	759
Thereafter	1,569
Total	$16,452

NOTE 8 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	June 30, 2017	December 31, 2016
Inventory, net	$18,457	$13,724
Prepaid expenses	10,216	7,365
Accounts receivable, net	8,104	6,191
Processing costs receivable	7,514	8,593
Deferred hardware costs	5,458	4,546
Deferred magstripe reader costs	2,681	3,911
Merchant cash advance receivable, net	885	4,212
Tenant improvement reimbursement receivable	213	1,189
Other	9,270	10,812
Total	$62,798	$60,543

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2017	December 31, 2016
Accrued marketing	$9,406	$3,972
Accrued payroll	8,469	5,799
Processing costs payable	7,170	9,655
Accrued professional fees	7,151	5,788
Accrued hardware costs	5,873	3,148
Other accrued liabilities	18,630	11,181
Total	$56,699	$39,543

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	June 30, 2017	December 31, 2016
Square Payroll payable	$9,158	$4,769
Deferred revenue	4,523	5,407
Current portion of deferred rent	2,944	2,862
Accrued redemptions	1,794	1,628
Other	8,220	7,806
Total	$26,639	$22,472

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)
Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2017	December 31, 2016
Statutory liabilities	$34,736	$29,497
Deferred rent	21,770	23,119
Deferred tax liabilities	476	476
Other	6,100	4,653
Total	$63,082	$57,745

NOTE 10 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.3 million in unused commitment fees during the three and six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes

On March 6, 2017, the Company issued an aggregate principal amount of $400.0 million of convertible senior notes (Notes) and an additional 10% or $40.0 million pursuant to the exercise in full of the option to the initial purchasers to cover over-allotments. The Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the Indenture governing the Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets.  On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of notes.

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

The Notes consisted of the following (in thousands):

June 30, 2017
Principal	$440,000
Less: unamortized debt discount	(81,146)
Less: unamortized debt issuance costs	(8,894)
Net carrying amount	$349,960

The net carrying amount of the equity component of the Notes was as follows (in thousands):

June 30, 2017
Debt discount related to value of conversion option	$86,203
Less: allocated debt issuance costs	(2,302)
Equity component, net	$83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Contractual interest expense based on 0.375% per annum	$413	$526
Amortization of debt discount and issuance costs	4,221	5,611
Total	$4,634	$6,137
Effective interest rate of the liability component	5.34%	5.34%

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

NOTE 11 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Accrued transaction losses, beginning of the period	$20,444	$15,419	$20,064	$17,176
Provision for transaction losses	13,076	16,210	24,634	23,392
Charge-offs to accrued transaction losses	(11,065)	(15,536)	(22,243)	(24,475)
Accrued transaction losses, end of the period	$22,455	$16,093	$22,455	$16,093

NOTE 12 - INCOME TAXES
The Company recorded an income tax expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively, compared to income tax expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2016, respectively. The income tax expense recorded for the three and six months ended June 30, 2017 and June 30, 2016 was primarily due to state and foreign income tax expense.
The Company’s effective tax rate was (3.0)% and (3.3)% for the three and six months ended June 30, 2017, respectively, compared to an effective tax rate of (1.2)% and (0.5)% for the three and six months ended June 30, 2016, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2017 and June 30, 2016 primarily relates to the valuation allowance on the Company’s deferred tax assets.
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

As of June 30, 2017, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three and six months ended June 30, 2017 and June 30, 2016, was calculated on a jurisdiction basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 13 - STOCKHOLDERS’ EQUITY
The changes in total stockholders’ equity were as follows (in thousands):

Total stockholders’ equity
Balance at December 31, 2016	$576,153
Net loss	(31,052)
Exercise of stock options	82,225
Purchases under the employee stock purchase plan	7,767
Vesting of early exercised stock options and other	488
Conversion feature of convertible senior notes, due 2022, net of allocated debt issuance costs	83,901
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2022	(92,136)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2022	57,244
Payment for termination of Starbucks warrant	(54,808)
Change in other comprehensive loss	1,470
Share-based compensation	72,492
Balance at June 30, 2017	$703,744

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of June 30, 2017, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of June 30, 2017, there were 250,974,736 shares of Class A common stock and 131,645,329 shares of Class B common stock outstanding. Options and awards granted following the Company's Initial Public Offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

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

In conjunction with the Notes offering, the Company sold warrants whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of these warrants. See Note 10, Indebtedness, for more details on this transaction.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors. As of June 30, 2017, the total number of shares subject to stock options and RSUs outstanding under the 2015 Plan was 25,989,237, and 47,378,192 shares were available for future issuance. As of June 30, 2017, the total number of shares subject to stock options and RSUs outstanding under the 2009 Plan was 52,709,658.
A summary of stock option activity for the six months ended June 30, 2017 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	73,261,562	$7.70	7.28	$443,711
Granted	1,216,959	17.20
Exercised	(14,912,966)	5.51
Forfeited	(2,144,552)	11.38
Balance at June 30, 2017	57,421,003	$8.33	6.80	$868,556
Options exercisable as of
June 30, 2017	53,717,383	$8.03	6.65	$829,122

Restricted Stock Activity
Activity related to RSUs during the six months ended June 30, 2017 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	15,443,391	$12.09
Granted	9,656,680	16.78
Vested	(2,383,941)	11.91
Forfeited	(1,438,238)	12.66
Unvested as of June 30, 2017	21,277,892	$14.20

Share-Based Compensation
The fair value of stock options and employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2017	2016
Dividend yield	—%	—%
Risk-free interest rate	1.88%	1.55%
Expected volatility	32.22%	42.71%
Expected term (years)	6.02	6.08
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
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$18	$—	$18	$—
Product development	25,136	24,168	44,492	46,115
Sales and marketing	4,355	3,363	8,290	6,266
General and administrative	10,084	9,391	18,463	15,739
Total	$39,593	$36,922	$71,263	$68,120

The Company recorded $1.2 million and $3.0 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2017, respectively, compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2016, respectively, which are included in the table above.

The Company capitalized $0.7 million and $1.2 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2017, respectively, compared to $0.9 million for both the three and six months ended June 30, 2016.
As of June 30, 2017, there was $386.0 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 2.93 years.

NOTE 14 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(15,962)	$(27,345)	$(31,052)	$(124,100)
Basic shares:
Weighted-average common shares outstanding	377,959	337,635	373,291	336,406
Weighted-average unvested shares	(1,602)	(3,147)	(1,718)	(3,500)
Weighted-average shares used to compute basic net loss per share	376,357	334,488	371,573	332,906
Diluted shares:
Weighted-average shares used to compute diluted loss per share	376,357	334,488	371,573	332,906
Net loss per share:
Basic	$(0.04)	$(0.08)	$(0.08)	$(0.37)
Diluted	$(0.04)	$(0.08)	$(0.08)	$(0.37)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Six Months Ended June 30,
	2017	2016
Stock options and restricted stock units	78,699	113,981
Common stock warrants	19,173	9,458
Unvested shares	1,469	2,878
Employee stock purchase plan	262	127
Total anti-dilutive securities	99,603	126,444

Additionally, since the Company expects to settle the principal amount of its outstanding Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $22.95 per share for the Notes, which has not occurred as of June 30, 2017.

NOTE 15 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2017 and 2025. The Company recognized total rental expenses under operating leases of $3.1 million and $5.9 million for the three and six months ended June 30, 2017, respectively, compared to $2.7 million and $5.5 million for the three and six months ended June 30, 2016, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2017 are as follows (in thousands):

	Capital	Operating
Year:
2017 (remaining 6 months)	$762	$8,599
2018	1,495	17,065
2019	1,380	16,165
2020	142	16,223
2021	—	16,614
Thereafter	—	36,084
Total	$3,779	$110,750
Less amount representing interest	(2)
Present value of capital lease obligations	3,777
Less current portion of capital lease obligation	(1,511)
Non-current portion of capital lease obligation	$2,266

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
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
United States	$530,008	$421,808	$974,907	$789,387
International	21,497	16,725	38,152	28,415
Total net revenue	$551,505	$438,533	$1,013,059	$817,802

No individual country from the international markets contributed in excess of 10% of total revenue for the three and six months ended June 30, 2017 and 2016.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2017	December 31, 2016
Long-lived assets
United States	$158,721	$162,118
International	3,134	2,675
Total long-lived assets	$161,855	$164,793

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental Cash Flow Data:
Cash paid for interest	$284	$284
Cash paid for income taxes	850	168
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	1,454	4,192
Unpaid business acquisition purchase price	644	—

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

Overview
We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers also need innovative solutions to thrive, and we have since expanded to provide additional products and services to provide these businesses with access to the same tools as large businesses. Square is a cohesive commerce ecosystem that combines sophisticated software with affordable hardware that turns mobile and computing devices into powerful payments and point-of-sale solutions enabling sellers to start, run, and grow their businesses. We focus on technology and design to create products and services that are cohesive, fast, self-serve, and dependable.

The foundation of our ecosystem is a full service, managed payments offering. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website. Once in our ecosystem, sellers gain access to technology and features such as reporting and analytics, next-day settlements, digital receipts, payment dispute management and chargeback protection, and Payment Card Industry (PCI) compliance. On the consumer (buyer) side, Square Cash is our payments app that allows individuals to send and track both P2P (peer-to-peer) and Cash Card payments, store money, and deposit money to their bank account. We monetize these features through a per transaction fee which we record as revenue upon authorization of a transaction by the seller's customer's bank. We recognize revenue net of refunds, which arise from reversals of transactions initiated by sellers.

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

We have grown rapidly to serve millions of sellers that represent a diverse set of industries, including retail, services, and food-related businesses, and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Transaction-based revenue	$482,065	$364,864	$117,201	32%	$885,543	$665,317	$220,226	33%
Starbucks transaction-based revenue	—	32,867	(32,867)	(100)%	$—	$71,705	$(71,705)	(100)%
Subscription and services-based revenue	59,151	29,717	29,434	99%	$108,211	$53,513	$54,698	102%
Hardware revenue	10,289	11,085	(796)	(7)%	$19,305	$27,267	$(7,962)	(29)%
Total net revenue	$551,505	$438,533	$112,972	26%	$1,013,059	$817,802	$195,257	24%
Total net revenue for the three and six months ended June 30, 2017 increased by $113.0 million or 26% and $195.3 million or 24%, respectively, compared to the three and six months ended June 30, 2016.
Transaction-based revenue for the three and six months ended June 30, 2017 increased by $117.2 million or 32% and $220.2 million or 33%, respectively, compared to the three and six months ended June 30, 2016. This increase was attributable to growth in Gross Payment Volume (GPV) processed for the three and six months ended June 30, 2017 of 32% for each period, compared to the three and six months ended June 30, 2016. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers.
During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we did not record any Starbucks transaction-based revenue in the three and six months ended June 30, 2017 and we do not expect transaction-based revenue from Starbucks in the future.
Subscription and services-based revenue for the three and six months ended June 30, 2017 increased by $29.4 million or 99% and $54.7 million or 102%, respectively, compared to the three and six months ended June 30, 2016. The increase was primarily driven by continued growth and expansion of Instant Deposit, Caviar, and Square Capital, which were also the largest contributors to subscription and services-based revenue. Subscription and services-based revenue contributed 11% of total net revenue in both the three and six months ended June 30, 2017, compared to 7% in both the three and six months ended June 30, 2016.
Hardware revenue for the three and six months ended June 30, 2017 decreased by $0.8 million or 7% and $8.0 million or 29%, respectively, compared to the three and six months ended June 30, 2016. During the three and six months ended June 30,

2016, we experienced elevated growth in shipments of our contactless and chip reader driven by the fulfillment of the majority of the backlog of pre-orders in the first quarter of 2016, and to a lesser extent in the second quarter of 2016, following its launch in the fourth quarter of 2015, with no similar activity during the three and six months ended June 30, 2017.
Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Transaction-based costs	$311,092	$234,857	$76,235	32%	$568,870	$429,133	$139,737	33%
Starbucks transaction-based costs	—	28,672	(28,672)	(100)%	$—	$65,282	$(65,282)	(100)%
Subscription and services-based costs	17,116	10,144	6,972	69%	$32,992	$19,177	$13,815	72%
Hardware costs	14,173	14,015	158	1%	$26,835	$40,755	$(13,920)	(34)%
Amortization of acquired technology	1,695	1,886	(191)	(10)%	$3,502	$4,256	$(754)	(18)%
Total cost of revenue	$344,076	$289,574	$54,502	19%	$632,199	$558,603	$73,596	13%

Total cost of revenue for the three and six months ended June 30, 2017 increased by $54.5 million or 19% and $73.6 million or 13%, respectively, compared to the three and six months ended June 30, 2016.

Transaction-based costs for the three and six months ended June 30, 2017 increased by $76.2 million or 32% and $139.7 million or 33%, respectively, compared to the three and six months ended June 30, 2016. This increase was attributable to growth in GPV processed for the three and six months ended June 30, 2017 of 32% for each period, compared to the three and six months ended June 30, 2016.

As noted above, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we did not record any Starbucks transaction-based costs in the three and six months ended June 30, 2017 and we do not expect Starbucks transaction-based costs in the future.

Subscription and services-based costs for the three and six months ended June 30, 2017 increased by $7.0 million or 69% and $13.8 million or 72%, respectively, compared to the three and six months ended June 30, 2016, primarily reflecting increased costs associated with the growth of Caviar.

Hardware costs for the three and six months ended June 30, 2017 increased by $0.2 million or 1% and decreased by $13.9 million or 34%, respectively, compared to the three and six months ended June 30, 2016. During the three and six months ended June 30, 2016, we experienced elevated growth in shipments of our contactless and chip reader driven by the fulfillment of the majority of the backlog of pre-orders, in the first quarter of 2016, and to a lesser extent in the second quarter of 2016, following its launch in the fourth quarter of 2015, with no similar activity during the three and six months ended June 30, 2017.

Amortization of acquired technology for the three and six months ended June 30, 2017 decreased by $0.2 million or 10% and $0.8 million or 18%, respectively, compared to the three and six months ended June 30, 2016, as a result of certain technology assets reaching end of life.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product development	$78,126	$68,638	$9,488	14%	$146,708	$133,230	$13,478	10%
% of total net revenue	14%	16%			14%	16%
Sales and marketing	$59,916	$39,220	$20,696	53%	$109,816	$77,716	$32,100	41%
% of total net revenue	11%	9%			11%	10%
General and administrative	$62,988	$50,784	$12,204	24%	$119,923	$146,891	$(26,968)	(18)%
% of total net revenue	11%	12%			12%	18%
Transaction, loan and advance losses	$18,401	$17,455	$946	5%	$30,292	$25,316	$4,976	20%
% of total net revenue	3%	4%			3%	3%
Amortization of acquired customer assets	$222	$222	$—	—%	$427	$539	$(112)	(21)%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$219,653	$176,319	$43,334	25%	$407,166	$383,692	$23,474	6%

Product development expenses for the three and six months ended June 30, 2017 increased by $9.5 million or 14% and $13.5 million or 10%, respectively, compared to the three and six months ended June 30, 2016, primarily due to the following:

•	an increase in headcount of 14% in product development personnel mainly in our engineering, product, and design teams; and

•	share-based compensation expense increased by $1.0 million and decreased by $1.6 million compared to the three and six months ended June 30, 2016, respectively.
Sales and marketing expenses for the three and six months ended June 30, 2017 increased by $20.7 million or 53% and $32.1 million or 41%, respectively, compared to the three and six months ended June 30, 2016, primarily due to the following:

•
an increase of $6.1 million and $6.4 million in advertising costs compared to the three and six months ended June 30, 2016, respectively, primarily from increased online and direct mail marketing campaigns during the period;

•
during the three and six months ended June 30, 2017, we incurred $10.3 million and $20.4 million in costs associated with our Square Cash peer-to-peer transfer service, an increase of $6.5 million and $11.4 million compared to the three and six months ended June 30, 2016, respectively;

•	an increase in headcount of 44% in sales and marketing personnel to enable growth initiatives; and

•	an increase in share-based compensation expense of $1.0 million and $2.0 million compared to the three and six months ended June 30, 2016, respectively.
General and administrative expenses for the three and six months ended June 30, 2017 increased by $12.2 million or 24% and decreased by $27.0 million or 18%, respectively, compared to the three and six months ended June 30, 2016. Excluding a $48.0 million non-recurring expense related to the settlement of legal proceedings with Robert E. Morley that was recorded in the six months ended June 30, 2016, the general and administrative expenses for the three and six months ended June 30, 2017 increased by $12.2 million and $21.0 million, respectively, due to the following:

•
an increase in headcount of 12% in general and administrative personnel, mainly additions to our finance, legal, compliance, Square Capital operations and internal business systems personnel that together will drive long-term operating efficiencies as our business scales; and

•	an increase in share-based compensation expense of $0.7 million and $2.7 million compared to the three and six months ended June 30, 2016, respectively.

Transaction, loan and advance losses for the three and six months ended June 30, 2017 increased by $0.9 million or 5% and $5.0 million or 20%, respectively, compared to the three and six months ended June 30, 2016, primarily due to growth in GPV. Transaction losses increased to a lesser extent than GPV growth due to ongoing investment in data science, and improvements in our risk operations to mitigate exposure to transaction losses, offset by the netting effect of the following:

•	a $2.7 million charge recorded to loan losses in the three and six months ended June 30, 2017 as a result of the growth and increasing maturity of our Square Capital loans portfolio;

•
a $6.0 million increase in transaction losses recorded during both the three and six months ended June 30, 2016, as a result of a correction to the calculation of our reserve for transaction losses, with no similar charges during the three and six months ended June 30, 2017; and

•
a $1.7 million reduction in transaction losses recorded during the six months ended June 30, 2016, due to the reversal of prior overestimates for the EMV liability shift, with no similar activity during the six months ended June 30, 2017.

Amortization of acquired customer assets for the three and six months ended June 30, 2017 remained relatively flat, compared to the three and six months ended June 30, 2016, as a result of certain customer assets reaching end of life offset by additional customer assets acquired.

Interest and Other Income and Expense, Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest and other (income) expense, net	$3,266	$(327)	$3,593	NM	$3,765	$(1,044)	$4,809	461%

Interest and other (income) expense, net, for the three and six months ended June 30, 2017 increased by $3.6 million and $4.8 million, respectively, compared to the three and six months ended June 30, 2016, primarily due to interest expense incurred on long-term debt and foreign exchange rate losses, offset in part by income earned on our investment in marketable securities.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision for income taxes	$472	$312	$160	51%	$981	$651	$330	51%
Effective tax rate	(3.0)%	(1.2)%			(3.3)%	(0.5)%

Provision for income taxes for the three and six months ended June 30, 2017 increased by $0.2 million and $0.3 million, respectively, compared to the three and six months ended June 30, 2016, due to an increase in state and foreign tax expense.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands, except GPV)				(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$16,421	$12,451	$3,970	32%	$30,068	$22,741	$7,327	32%
Adjusted Revenue	$240,413	$170,809	$69,604	41%	$444,189	$316,964	$127,225	40%
Adjusted EBITDA	$36,496	$12,554	$23,942	191%	$63,521	$3,471	$60,050	1,730%
Adjusted Net Income (Loss) Per Share:
Basic	$0.08	$0.02			$0.13	$(0.03)
Diluted	$0.07	$0.02			$0.12	$(0.03)

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Square Cash activity related to peer-to-peer payments sent from a credit card and Square Cash for Business. GPV excludes card payments processed for Starbucks.

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
Adjusted Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•	Adjusted Revenue is net of transaction-based costs, which is our largest cost of revenue item; and

•	other companies, including companies in our industry, may calculate Adjusted Revenue differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands)				(in thousands)
Total net revenue	$551,505	$438,533	$112,972	26%	$1,013,059	$817,802	$195,257	24%
Less: Starbucks transaction-based revenue	—	32,867	(32,867)	(100)%	—	71,705	$(71,705)	(100)%
Less: transaction-based costs	311,092	234,857	76,235	32%	568,870	429,133	$139,737	33%
Adjusted Revenue	$240,413	$170,809	$69,604	41%	$444,189	$316,964	$127,225	40%

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

•
We exclude Starbucks transaction-based revenue and Starbucks transaction-based costs. As described above, Starbucks completed its previously announced transition to another payments solution provider and has ceased using our payments solutions altogether, and we believe that providing non-GAAP financial measures that exclude the impact of Starbucks is useful to investors.

•
We believe it is useful to exclude non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•
In connection with the issuance of our convertible senior notes (as described in Note 10), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results.

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

Other companies, including companies in our industry, may calculate the non-GAAP financial measures differently or not at all, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP.

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands)				(in thousands)
Net loss	$(15,962)	$(27,345)	$11,383	NM	$(31,052)	$(124,100)	$93,048	NM
Starbucks transaction-based revenue	—	(32,867)	32,867	NM	—	(71,705)	$71,705	NM
Starbucks transaction-based costs	—	28,672	(28,672)	(100)%	—	65,282	$(65,282)	(100)%
Share-based compensation expense	39,593	36,922	2,671	7%	71,263	68,120	$3,143	5%
Depreciation and amortization	9,125	9,018	107	1%	18,562	18,136	$426	2%
Litigation settlement expense	—	(2,000)	2,000	NM	—	48,000	$(48,000)	(100)%
Interest and other (income) expense, net	3,266	(327)	3,593	NM	3,765	(1,044)	$4,809	NM
Provision for income taxes	472	312	160	51%	981	651	$330	51%
Loss on sale of property and equipment	2	169	(167)	(99)%	2	131	$(129)	(98)%
Adjusted EBITDA	$36,496	$12,554	$23,942	191%	$63,521	$3,471	$60,050	1,730%

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
	(in thousands)				(in thousands)
Net loss	$(15,962)	$(27,345)	$11,383	NM	$(31,052)	$(124,100)	$93,048	NM
Starbucks transaction-based revenue	—	(32,867)	32,867	NM	—	(71,705)	71,705	NM
Starbucks transaction-based costs	—	28,672	(28,672)	(100)%	—	65,282	(65,282)	(100)%
Share-based compensation expense	39,593	36,922	2,671	7%	71,263	68,120	3,143	5%
Amortization of intangible assets	1,943	2,134	(191)	(9)%	4,064	4,847	(783)	(16)%
Litigation settlement expense	—	(2,000)	2,000	NM	—	48,000	(48,000)	(100)%
Amortization of debt discount and issuance costs	4,221	—	4,221	NM	5,611	—	5,611	NM
Loss on sale of property and equipment	2	169	(167)	(99)%	2	131	(129)	(98)%
Adjusted Net Income (Loss)	$29,797	$5,685	$24,112	424%	$49,888	$(9,425)	$59,313	NM
Adjusted Net Income (Loss) Per Share:
Basic	$0.08	$0.02			$0.13	$(0.03)
Diluted	$0.07	$0.02			$0.12	$(0.03)
Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	376,357	334,488			371,573	332,906
Diluted	418,468	365,731			411,420	332,906

Basic Adjusted Net Income (Loss) Per Share is computed by dividing the Adjusted Net Income (Loss) by the weighted-average number of shares of common stock outstanding during the period.

Diluted Adjusted Net Income Per Share is computed by dividing Adjusted Net Income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the Diluted Adjusted Net Loss Per Share is the same as Basic Adjusted Net Loss Per Share because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable securities (in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$716,989	$452,030
Short-term restricted cash	22,147	22,131
Long-term restricted cash	14,565	14,584
Cash, cash equivalents, and restricted cash	$753,701	$488,745
Short-term investments	203,287	59,901
Long-term investments	124,099	27,366
Cash, cash equivalents, restricted cash and investments in marketable securities	$1,081,087	$576,012

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in) operating activities	$90,590	$(32,538)
Net cash used in investing activities	(255,744)	(96,753)
Net cash provided by financing activities	427,779	9,966
Effect of foreign exchange rate changes on cash and cash equivalents	2,331	2,672
Net increase (decrease) in cash, cash equivalents and restricted cash	264,956	(116,653)

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable securities. As of June 30, 2017, we had $1,044.4 million of cash and cash equivalents and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale.

On March 6, 2017, we issued $440.0 million aggregate principal amount of convertible senior notes (Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2017. The Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the Notes, we entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was $92.1 million. In addition, we sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $31.18 per share. We received $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes. The net proceeds from this transaction, after issuance costs was $393.4 million. Please see Note 10, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.

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

We believe that our existing cash and cash equivalents, marketable securities, and availability under our line of credit will be sufficient to meet our working capital needs and planned capital expenditures, including any expenditures related to investment commitments that we may from time to time enter into, for at least the next 12 months. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot be assured that any additional financing will be available to us on acceptable terms or at all.

Short-term restricted cash of $22.1 million as of June 30, 2017 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $14.6 million as of June 30, 2017 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents due to fluctuations in settlements receivable and customers payable amounts. These fluctuations are primarily due to:

•
Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable amounts typically will be more than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our settlements receivable, and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customers payable and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Cash Flows from Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, non-cash interest and other expense, share-based compensation expense, provision for transaction losses, deferred income taxes, and gain (loss) on disposal of property and equipment, as well as the effect of changes in operating assets and liabilities, including working capital.

For the six months ended June 30, 2017, cash provided by operating activities was $90.6 million, primarily as a result of:

•
Net loss of $31.1 million, offset by non-cash items consisting primarily of share-based compensation of $71.3 million, provision for transaction losses of $30.3 million, and depreciation and amortization of $18.6 million.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customer payable of $34.1 million, increases in accrued expenses of $17.0 million and decreases in settlements receivable of $8.9 million.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in customer funds of $30.0 million, charge-offs to accrued transaction losses of $22.2 million, and due to the net activity related to loans held for sale of $10.6 million.

For the six months ended June 30, 2016, cash used by operating activities was $32.5 million, primarily as a result of:

•
Net loss of $124.1 million, offset by non-cash items consisting primarily of share-based compensation of $68.1 million, provision for transaction losses of $25.3 million, and depreciation and amortization of $18.1 million.

•
Additional uses of cash were from changes in operating assets and liabilities, including increases in settlements receivable of $64.2 million, the net activity related to loans held for sale of $29.0 million, charge-offs to accrued transaction losses of $24.5 million, decreases in accrued expenses of $13.8 million, and decreases in settlements payable of $10.6 million.

•	Offset in part by cash provided from changes in operating assets and liabilities, including increases in customers payable of $84.8 million and decreases in other current assets of $24.0 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable securities, and business acquisitions.
For the six months ended June 30, 2017, cash used in investing activities was $255.7 million as a result of the purchase of marketable securities of $314.1 million, offset in part by proceeds from maturities and sales of marketable securities of $73.8 million. Additional uses of cash were as a result of the purchase of property and equipment of $13.9 million.
For the six months ended June 30, 2016, cash used in investing activities was $96.8 million as a result of the purchase of marketable securities of $102.2 million, offset in part by proceeds from maturities and sales of marketable securities of $21.7 million. Additional uses of cash were as a result of the purchase of property and equipment of $15.8 million.

Cash Flows from Financing Activities
For the six months ended June 30, 2017, cash provided by financing activities was $427.8 million as a result of $393.4 million in net proceeds from the Notes offering and as a result of proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $89.9 million, offset in part by the settlement of warrant with Starbucks of $54.8 million.
For the six months ended June 30, 2016, cash used by financing activities was $10.0 million as a result of proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $15.5 million, offset by payments in offering costs related to our initial public offering of $5.5 million.

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

Our critical accounting policies have not materially changed during the six months ended June 30, 2017. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of June 30, 2017, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen, Canadian Dollar, Australian Dollar, Euro and British Pound. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.

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

Our total net revenue grew from $850.2 million in 2014 to $1,267.1 million in 2015 and to $1,708.7 million in 2016. During the six months ended June 30, 2016 and 2017, our total net revenue grew from $817.8 million to $1,013.1 million, respectively. We expect our rate of revenue growth will decline, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our sellers and other users of our services have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $171.6 million, $212.0 million, and $154.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the six months ended June 30, 2017 and 2016, we generated net losses of $31.1 million and $124.1 million, respectively.

As of June 30, 2017, we had an accumulated deficit of $811.0 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. However, if our security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware attack, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties, including costs associated with remediation.

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

We offer managed payments and other products and services to a large number of customers, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions as well as potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. In configuring our payments services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services including online payment acceptance, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves in our books for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. In a majority of these cases, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the third quarter of 2017 and the first quarter of 2020. We are in the process of negotiating a new acquiring processor agreement to replace the one that is expiring in 2017. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on commercially reasonable terms. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

To maintain and grow our business, we will need to identify, hire, develop, motivate, and retain highly skilled employees. Identifying, recruiting, training, integrating, and retaining qualified individuals requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Negative sentiments towards the United States as a result of these potential changes may also adversely affect our international recruiting efforts. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.

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

We are also monitoring developments related to the decision by the U.K. government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as "Brexit"), which could have significant implications for our business. In March 2017, the United Kingdom began the official process to leave the EU by April 2019. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements for the Company as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

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

To provide our managed payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring processors, the payment card issuers, various financial institution partners (including those for Square Capital and Square Cash), systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors in the United States and Japan and two for each of Canada, Australia,and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

Our systems and those of our third-party data center facilities may experience service interruptions, denial-of-service and other cyber-attacks, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

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

Square Capital is subject to additional risks relating to the availability of capital, seller payments, availability and structure of its bank partnership, expansion of its products, and general macroeconomic conditions.

Square Capital, which includes our wholly owned subsidiary Square Capital, LLC, is subject to risks in addition to those described elsewhere in this Quarterly Report on Form 10-Q. Maintaining and growing Square Capital is dependent on institutional third-party investors purchasing the business loans originated by our bank partner. If such third parties fail to continue to purchase such business loans or reduce the amount of future loans they purchase, then our bank partner may need to reduce originations, or we would need to fund the purchase of additional business loans from our own resources. We then may have to reduce the scale of Square Capital, which could have a direct impact on our continued growth. If third parties reduce the price they are willing to pay for these business loans or reduce the servicing fees they pay us in exchange for servicing the business loans on their behalf, then the financial performance of Square Capital would be harmed.

The business loans are generally unsecured obligations of our Square sellers who utilize Square Capital, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our Square sellers could cause some Square sellers who utilize Square Capital to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. Sellers have multiple contractual obligations, including but not limited to, the obligation to use Square as their only card payment processing service until the agreed-upon fixed amount of repayment of business loans is made. To the extent a seller breaches an obligation, the seller would be liable for an accelerated business loan repayment, where Square Capital's recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third party investors depend on the collectability of the business loans, if there is an increase in Square sellers who utilize Square Capital who are unable to make repayment of business loans, we will be unable to collect our entire servicing fee for such loans.

In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strain our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. Similarly, if we fail to correctly predict or price the business loans to sellers utilizing Square Capital, our business may be materially and adversely affected.

We have partnered with a Utah-chartered, member FDIC industrial bank to originate the business loans. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan. If our bank partner ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or make business loans ourselves pursuant to state licensing requirements, Square Capital may need to enter into a new partnership with another qualified financial institution, revert to the merchant cash advance (MCA) model, or pursue an alternative model for originating business loans, all of which may be time-consuming and costly and/or lead to a loss of institutional third-party investors willing to purchase such business loans or MCAs, and as a result Square Capital may be materially and adversely affected.

We intend to continue to explore other products, models and structures for Square Capital, including other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals or capabilities that we have not yet obtained or developed. We recently launched a limited consumer lending pilot program. The licenses required in connection with such pilot and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

The state and federal laws, rules, regulations, and licensing schemes that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), consumer financial protection, anti-money laundering, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, and regulations are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, those enforced by the Australian Transaction Reports and Analysis Centre, and those enforced by the Financial Conduct Authority in the United Kingdom. As we expand into new jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. If we pursue additional or alternative means of growing Square Capital, additional state and federal regulations would apply. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply. In addition, as our business and products continue to develop and expand, we may become subject to additional rules and regulations.

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

As of June 30, 2017, we had 287 patents issued in the United States and abroad and 622 patent applications on file in the United States and abroad, though there can be no assurance that any or all of these applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 84% of the voting power of our combined outstanding capital stock as of June 30, 2017. Our executive officers and directors and their affiliates held approximately 67.6% of the voting power of our combined outstanding capital stock as of June 30, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

SQUARE, INC.

Date:	August 2, 2017	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
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