Form 10-Q
period 2017-09-30
Square, Inc.
filed 2017-11-08
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2017, the number of shares of the registrant’s Class A common stock outstanding was 268,850,952 and the number of shares of the registrant’s Class B common stock outstanding was 119,716,690.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$658,412	$452,030
Short-term investments	209,959	59,901
Restricted cash	20,533	22,131
Settlements receivable	587,630	321,102
Customer funds	85,473	43,574
Loans held for sale	58,331	42,144
Other current assets	66,539	60,543
Total current assets	1,686,877	1,001,425
Property and equipment, net	88,666	88,328
Goodwill	57,961	57,173
Acquired intangible assets, net	14,648	19,292
Long-term investments	191,335	27,366
Restricted cash	14,565	14,584
Other non-current assets	29,800	3,194
Total assets	$2,083,852	$1,211,362
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,529	$12,602
Customers payable	727,341	431,632
Settlements payable	81,414	51,151
Accrued transaction losses	26,720	20,064
Accrued expenses	60,626	39,543
Other current liabilities	21,049	22,472
Total current liabilities	930,679	577,464
Long-term debt (Note 10)	354,237	—
Other non-current liabilities	66,027	57,745
Total liabilities	1,350,943	635,209
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at September 30, 2017 and December 31, 2016. None issued and outstanding at September 30, 2017 and December 31, 2016.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at September 30, 2017 and December 31, 2016; 263,379,421 and 198,746,620 issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at September 30, 2017 and December 31, 2016; 124,422,721 and 165,800,756 issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	—	—
Additional paid-in capital	1,560,374	1,357,381
Accumulated deficit	(827,072)	(779,239)
Accumulated other comprehensive loss	(393)	(1,989)
Total stockholders’ equity	732,909	576,153
Total liabilities and stockholders’ equity	$2,083,852	$1,211,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Transaction-based revenue	$510,019	$388,347	$1,395,562	$1,053,664
Starbucks transaction-based revenue	—	7,164	—	78,869
Subscription and services-based revenue	65,051	35,320	173,262	88,833
Hardware revenue	10,089	8,171	29,394	35,438
Total net revenue	585,159	439,002	1,598,218	1,256,804
Cost of revenue:
Transaction-based costs	328,043	254,061	896,913	683,194
Starbucks transaction-based costs	—	4,528	—	69,810
Subscription and services-based costs	18,169	12,524	51,161	31,701
Hardware costs	18,775	15,689	45,610	56,444
Amortization of acquired technology	1,556	1,886	5,058	6,142
Total cost of revenue	366,543	288,688	998,742	847,291
Gross profit	218,616	150,314	599,476	409,513
Operating expenses:
Product development	82,547	70,418	229,255	203,648
Sales and marketing	66,533	46,754	176,349	124,470
General and administrative	64,312	52,075	184,235	198,966
Transaction, loan and advance losses	19,893	12,885	50,185	38,201
Amortization of acquired customer assets	222	164	649	703
Total operating expenses	233,507	182,296	640,673	565,988
Operating loss	(14,891)	(31,982)	(41,197)	(156,475)
Interest and other (income) expense, net	1,854	111	5,619	(933)
Loss before income tax	(16,745)	(32,093)	(46,816)	(155,542)
Provision (benefit) for income taxes	(647)	230	334	881
Net loss	$(16,098)	$(32,323)	$(47,150)	$(156,423)
Net loss per share:
Basic	$(0.04)	$(0.09)	$(0.13)	$(0.46)
Diluted	$(0.04)	$(0.09)	$(0.13)	$(0.46)
Weighted-average shares used to compute net loss per share
Basic	383,951	343,893	375,743	336,593
Diluted	383,951	343,893	375,743	336,593
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(16,098)	$(32,323)	$(47,150)	$(156,423)
Net foreign currency translation adjustments	367	127	1,554	722
Net unrealized gain (loss) on revaluation of intercompany loans	(41)	74	$362	$656
Net unrealized gain (loss) on marketable securities	(200)	(60)	(320)	20
Total comprehensive loss	$(15,972)	$(32,182)	$(45,554)	$(155,025)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(47,150)	$(156,423)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,647	27,817
Non-cash interest and other expense	9,969	(88)
Share-based compensation	111,311	104,899
Transaction, loan and advance losses	50,185	38,201
Deferred provision for income taxes	133	(104)
Changes in operating assets and liabilities:
Settlements receivable	(271,235)	(92,207)
Customer funds	(41,899)	(19,000)
Purchase of loans held for sale	(874,498)	(421,243)
Sales and principal payments of loans held for sale	852,187	393,221
Other current assets	(6,262)	24,685
Other non-current assets	(1,699)	145
Accounts payable	1,223	(867)
Customers payable	295,406	139,105
Settlements payable	30,263	14,410
Charge-offs to accrued transaction losses	(33,081)	(32,623)
Accrued expenses	20,328	86
Other current liabilities	(1,125)	845
Other non-current liabilities	8,614	2,376
Net cash provided by operating activities	130,317	23,235
Cash flows from investing activities:
Purchase of marketable securities	(485,484)	(139,103)
Proceeds from maturities of marketable securities	106,079	26,268
Proceeds from sale of marketable securities	65,121	20,962
Purchase of property and equipment	(19,625)	(19,674)
Payment for investment in privately held entity	(25,000)	—
Payment for acquisition of intangible assets	—	(400)
Business acquisitions, net of cash acquired	(1,600)	—
Net cash used in investing activities	(360,509)	(111,947)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	428,250	—
Purchase of convertible senior note hedges	(92,136)	—
Proceeds from issuance of warrants	57,244	—
Payment for termination of Starbucks warrant	(54,808)	—
Principal payments on capital lease obligation	(1,020)	—
Payments of offering costs related to initial public offering	—	(5,530)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	111,889	48,304
Payments for tax withholding related to vesting of restricted stock units	(18,298)	—
Net cash provided by financing activities	431,121	42,774
Effect of foreign exchange rate changes on cash and cash equivalents	3,836	2,536
Net increase (decrease) in cash, cash equivalents and restricted cash	204,765	(43,402)
Cash, cash equivalents and restricted cash, beginning of period	488,745	489,552
Cash, cash equivalents and restricted cash, end of period	$693,510	$446,150
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other future annual or interim period.

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

Reclassifications and Other Adjustments

As a result of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, on January 1, 2017, the Company reclassified changes in restricted cash balances from investing activities in the statement of cash flows to changes in cash, cash equivalents and restricted cash. For the nine months ended September 30, 2016, $8.5 million was reclassified from cash outflows from investing activities to changes in cash, cash equivalents and restricted cash.

The presentation of changes in customer funds in the statement of cash flows for the nine months ended September 30, 2016 has also been revised for the correction of an immaterial error that was identified during the fourth quarter of 2016 whereby the Company had previously misclassified and reported certain customer funds as cash and cash equivalents rather than classifying these customer funds as a component of current assets impacting operating activities. The effect of the revision was to decrease the amount of net cash provided by operating activities for the nine months ended September 30, 2016 by $19.0 million and decrease cash and cash equivalents as of September 30, 2016 by that same amount. Net cash provided by operating activities for the year ended December 31, 2016 and cash and cash equivalents as of December 31, 2016 were not misstated.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2017 and 2016, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party processors that represented approximately 52%, 37%, and 8% of settlements receivable as of September 30, 2017. The same three parties represented approximately 52%, 35%, and 10% of settlements receivable as of December 31, 2016. All other third-party processors were insignificant.

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

Significant Accounting Policies
Except for the adoption of ASU 2016-18, Restricted Cash, described above, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20. The new guidance will replace all current U.S. GAAP guidance about revenue recognition, including industry specific guidance. The core principal of this new guidance is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The new guidance will also change how companies account for certain incremental costs to obtain a customer contract, such as sales commissions, by requiring that such costs be capitalized and charged to expense over the period of expected benefit. This guidance will be effective for the Company’s interim and annual financial statements beginning January 1, 2018. The guidance can be adopted either through the full retrospective approach, which requires restatement of all periods presented with a cumulative effect adjustment as of the beginning of the earliest period presented, or through a modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption. The modified retrospective approach also requires additional disclosures, for the year of adoption, of the impact of the new guidance to each of the financial statements line items and qualitative explanation of the significant changes between the reported results under the new revenue guidance and the previous revenue guidance. The Company plans to adopt the new guidance using the modified retrospective approach. The Company is still evaluating the impact the new guidance will have on its financial statements and disclosures. The Company has reached preliminary conclusions about certain key accounting assessments. The Company is also assessing financial reporting system and process changes that may be necessary to implement the new guidance. Although its evaluation is ongoing and its preliminary conclusions could change, apart from the incremental disclosure requirements and the potential impact the new standard may have on systems and processes, it is the Company’s preliminary conclusion that the new guidance will not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance is intended to improve the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted with certain restrictions. We anticipate that the adoption of ASU 2016-01 may increase the volatility of our other income (expense), net, as a result of the remeasurement of our equity securities upon the possible occurrence of future observable price changes; however, the Company does not expect such changes to be material.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. The current guidance requires companies to defer the income tax effects of intercompany transfers of all assets, until the asset has been sold to an outside party whereas the new guidance will not allow the deferral of income tax effects of intercompany transfers of assets except for inventory. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. This standard should be adopted when the Company performs its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments should be applied on a prospective basis. The Company does not expect the adoption of this guidance to have a material the impact on the consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. The Company currently anticipates that the adoption of this new guidance will not have a material impact on the consolidated financial statements and related disclosures.

NOTE 2 - RESTRICTED CASH

As of September 30, 2017 and December 31, 2016, restricted cash of $20.5 million and $22.1 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments and loans. The Company has recorded this amount as a current asset on the condensed consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

As of both September 30, 2017 and December 31, 2016, the remaining restricted cash of $14.6 million, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (see Note 15). The Company has recorded this amount as a non-current asset on the condensed consolidated balance sheets as the terms of the related leases extend beyond one year.

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$384,546	$—	$—	$207,168	$—	$—
U.S. agency securities	—	—	—	—	—	—
Commercial paper	—	—	—	—	7,496	—
U.S. government securities	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Municipal securities	—	—	—	—	1,000	—
Short-term securities:
U.S. agency securities	—	13,091	—	—	9,055	—
Corporate bonds	—	52,420	—	—	6,980	—
Commercial paper	—	58,298	—	—	17,298	—
Municipal securities	—	22,493	—	—	8,028	—
U.S. government securities	63,657		—	18,540	—	—
Long-term securities:
U.S. agency securities	—	25,269	—	—	3,502	—
Corporate bonds	—	88,673	—	—	12,914	—
Municipal securities	—	20,080	—	—	2,492	—
U.S. government securities	57,313	—	—	8,458	—	—
Total	$505,516	$280,324	$—	$234,166	$68,765	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	September 30, 2017
	Carrying Value	Fair Value (Level 2)
Convertible senior notes	$354,237	$616,000
Total	$354,237	$616,000

Loans held for sale are recorded at the lower of cost or fair value determined on an individual loan basis. To determine the fair value of loans, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the probability of loan default, and the estimated timing and amounts of periodic repayments.

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$58,331	$60,375	$42,144	$42,633
Total	$58,331	$60,375	$42,144	$42,633

The Company recognizes a charge within transaction, loan and advance losses on the condensed consolidated statements of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value to the extent of the amortized cost amount. For the three and nine months ended September 30, 2017, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.4 million and $6.1 million, respectively. No charges were recorded for the respective periods in 2016.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2017 and 2016, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 4 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of September 30, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$13,084	$7	$—	$13,091
Corporate bonds	52,405	25	(10)	52,420
Commercial paper	58,298	—	—	58,298
Municipal securities	22,513	5	(25)	22,493
U.S. government securities	63,674	15	(32)	63,657
Total	$209,974	$52	$(67)	$209,959

Long-term securities:
U.S. agency securities	$25,306	$—	$(37)	$25,269
Corporate bonds	88,722	39	(88)	88,673
Municipal securities	20,104	9	(33)	20,080
U.S. government securities	57,388	22	(97)	57,313
Total	$191,520	$70	$(255)	$191,335

The Company's short-term and long-term investments as of December 31, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$9,048	$7	$—	$9,055
Corporate bonds	17,318	—	(20)	17,298
Commercial paper	6,980	—	—	6,980
Municipal securities	8,037	—	(9)	8,028
U.S. government securities	18,537	3	—	18,540
Total	$59,920	$10	$(29)	$59,901

Long-term securities:
U.S. agency securities	$3,502	$—	$—	$3,502
Corporate bonds	12,939	—	(25)	12,914
Municipal securities	2,505	—	(13)	2,492
U.S. government securities	8,478	—	(20)	8,458
Total	$27,424	$—	$(58)	$27,366

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

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2017 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$209,974	$209,959
Due in one to five years	191,520	191,335
Total	$401,494	$401,294

NOTE 5 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	September 30, 2017	December 31, 2016
Leasehold improvements	$75,533	$73,366
Computer equipment	61,694	52,915
Capitalized software	31,723	24,642
Office furniture and equipment	14,313	10,737
	183,263	161,660
Less: Accumulated depreciation and amortization	(94,597)	(73,332)
Property and equipment, net	$88,666	$88,328

Depreciation and amortization expense on property and equipment was $7.3 million and $21.8 million for the three and nine months ended September 30, 2017, respectively. Depreciation and amortization expense on property and equipment was $7.6 million and $20.9 million for the three and nine months ended September 30, 2016, respectively.

NOTE 6 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of September 30, 2017 and December 31, 2016, goodwill was $58.0 million and $57.2 million, respectively.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 7 - ACQUIRED INTANGIBLE ASSETS
The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at September 30, 2017
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(533)	$752
Technology Assets	29,158	(19,843)	9,315
Customer Assets	8,886	(4,305)	4,581
Total	$39,329	$(24,681)	$14,648

	Balance at December 31, 2016
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(454)	$831
Technology Assets	29,075	(14,702)	14,373
Customer Assets	7,745	(3,657)	4,088
Total	$38,105	$(18,813)	$19,292

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately 13 years, four years, and nine years, respectively.

Amortization expense associated with other intangible assets was $1.8 million and $5.9 million for the three and nine months ended September 30, 2017, respectively. Amortization expense associated with other intangible assets was $2.1 million and $6.9 million for the three and nine months ended September 30, 2016, respectively.

The total estimated annual future amortization expense of these intangible assets as of September 30, 2017 is as follows (in thousands):

2017 (remaining 3 months)	$1,734
2018	6,037
2019	3,253
2020	1,296
2021	759
Thereafter	1,569
Total	$14,648

NOTE 8 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	September 30, 2017	December 31, 2016
Inventory, net	$21,204	$13,724
Processing costs receivable	16,777	10,049
Prepaid expenses	7,901	7,365
Accounts receivable, net	4,209	6,191
Deferred hardware costs	2,648	4,546
Deferred magstripe reader costs	2,428	3,911
Merchant cash advance receivable, net	356	4,212
Other	11,016	10,545
Total	$66,539	$60,543
Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll	$11,878	$5,799
Accrued professional fees	9,161	5,788
Accrued advertising and other marketing	10,482	5,008
Processing costs payable	5,766	9,655
Accrued non income tax liabilities	4,862	3,562
Accrued hardware costs	6,157	3,148
Other accrued liabilities	12,320	6,583
Total	$60,626	$39,543

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	September 30, 2017	December 31, 2016
Square Capital payable	$7,472	$4,907
Square Payroll payable	2,350	4,769
Deferred revenue	3,424	5,407
Current portion of deferred rent	3,207	2,862
Accrued redemptions	1,084	1,628
Other	3,512	2,899
Total	$21,049	$22,472

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2017	December 31, 2016
Investment in privately held entity (i)	$25,000	$—
Deposits	2,911	1,775
Debt Issuance Costs	858	1,063
Deferred tax assets	191	306
Other	840	50
Total	$29,800	$3,194

(i) In August, 2017, the Company invested $25.0 million in Eventbrite, a leader in event technology providing a platform that facilitates ticket sales, as well as promotion and management of events. In conjunction with the investment, the Company entered into an agreement with Eventbrite specifying terms under which the Company would provide payment processing services to Eventbrite and its customers for a five year term in the countries in which the Company operates. This agreement is subject to automatic one year renewals thereafter unless terminated by either party. Eventbrite and the Company have a common member on their respective boards of directors.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2017	December 31, 2016
Statutory liabilities	$38,049	$29,497
Deferred rent	21,029	23,119
Deferred tax liabilities	476	476
Other	6,473	4,653
Total	$66,027	$57,745

NOTE 10 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.4 million in unused commitment fees during the three and nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company was in compliance with all financial covenants associated with this credit facility.

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

The Notes consisted of the following (in thousands):

September 30, 2017
Principal	$440,000
Less: unamortized debt discount	(77,291)
Less: unamortized debt issuance costs	(8,472)
Net carrying amount	$354,237

The net carrying amount of the equity component of the Notes was as follows (in thousands):

September 30, 2017
Debt discount related to value of conversion option	$86,203
Less: allocated debt issuance costs	(2,302)
Equity component, net	$83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Contractual interest expense based on 0.375% per annum	$413	$938
Amortization of debt discount and issuance costs	4,277	9,889
Total	$4,690	$10,827
Effective interest rate of the liability component	5.34%	5.34%

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

NOTE 11 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Accrued transaction losses, beginning of the period	$22,455	$16,093	$20,064	$17,176
Provision for transaction losses	15,102	13,483	39,737	36,875
Charge-offs to accrued transaction losses	(10,837)	(8,148)	(33,081)	(32,623)
Accrued transaction losses, end of the period	$26,720	$21,428	$26,720	$21,428

NOTE 12 - INCOME TAXES
The Company recorded an income tax benefit of $0.6 million and an income tax expense of $0.3 million for the three and nine months ended September 30, 2017, respectively, compared to income tax expense of $0.2 million and $0.9 million for the three and nine months ended September 30, 2016, respectively. The income tax benefit recorded for the three months ended September 30, 2017 and the income tax expense recorded for the nine months ended September 30, 2017 were primarily due to state and foreign income tax expense, offset by the income tax benefit of the monetization of the Company’s alternative minimum tax (AMT) credit carryforward on its 2016 Federal tax return.

The Company’s effective tax rate was 3.9% and (0.7)% for the three and nine months ended September 30, 2017, respectively, compared to an effective tax rate of (0.7)% and (0.6)% for the three and nine months ended September 30, 2016, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2017 and September 30, 2016 primarily relates to the valuation allowance on the Company’s deferred tax assets.
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

As of September 30, 2017, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three and nine months ended September 30, 2017 and September 30, 2016, was calculated on a jurisdiction basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 13 - STOCKHOLDERS’ EQUITY
The changes in total stockholders’ equity were as follows (in thousands):

Total stockholders’ equity
Balance at December 31, 2016	$576,153
Net loss	(47,150)
Exercise of stock options	104,251
Purchases under the employee stock purchase plan	7,767
Vesting of early exercised stock options and other	563
Share-based compensation	113,826
Tax withholding related to vesting of restricted stock units	(18,298)
Conversion feature of convertible senior notes, due 2022, net of allocated debt issuance costs	83,901
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2022	(92,136)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2022	57,244
Payment for termination of Starbucks warrant	(54,808)
Change in other comprehensive loss	1,596
Balance at September 30, 2017	$732,909

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of September 30, 2017, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of September 30, 2017, there were 263,379,421 shares of Class A common stock and 124,422,721 shares of Class B common stock outstanding. Options and awards granted following the Company's Initial Public Offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

On February 24, 2017, the Company and Starbucks entered into a Warrant Cancellation and Payment Agreement pursuant to which the Company paid Starbucks cash consideration of approximately $54.8 million in return for the termination of the Warrant to Purchase Stock dated August 7, 2012, as amended, that provided Starbucks with the right to purchase an aggregate of approximately 9.5 million shares of the Company’s common stock.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors or a committee thereof. As of September 30, 2017, the total number of shares subject to stock options and RSUs outstanding under the 2015 Plan was 26,290,690, and 46,341,496 shares were available for future issuance. As of September 30, 2017, the total number of shares subject to stock options and RSUs outstanding under the 2009 Plan was 48,262,824.

A summary of stock option activity for the nine months ended September 30, 2017 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2016	73,261,562	$7.70	7.28	$443,711
Granted	1,216,959	17.20
Exercised	(19,050,042)	5.47
Forfeited	(2,423,888)	11.42
Balance at September 30, 2017	53,004,591	$8.55	6.76	$1,073,815
Options exercisable as of
September 30, 2017	49,642,480	$8.26	6.63	$1,020,272

Restricted Stock Activity
Activity related to RSUs during the nine months ended September 30, 2017 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2016	15,443,391	$12.09
Granted	12,241,086	18.81
Vested	(4,145,734)	12.37
Forfeited	(1,989,820)	12.90
Unvested as of September 30, 2017	21,548,923	$15.78

Share-Based Compensation
The fair value of stock options and employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. Whereas, the fair value of RSUs is determined by the closing price of the Company’s common stock on each grant date.
The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Dividend yield	—%	—%	—%
Risk-free interest rate	1.31%	1.88%	1.54%
Expected volatility	43.51%	32.22%	42.74%
Expected term (years)	6.08	6.02	6.08
There were no stock options granted during the three months ended September 30, 2017.
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
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$29	$—	$47	$—
Product development	25,254	23,949	69,746	70,064
Sales and marketing	4,579	3,697	12,869	9,963
General and administrative	10,186	9,133	28,649	24,872
Total	$40,048	$36,779	$111,311	$104,899

The Company recorded $1.3 million and $4.4 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and nine months ended September 30, 2017, respectively, compared to $0.8 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, which are included in the table above.

The Company capitalized $1.3 million and $2.5 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2017, respectively, compared to $1.2 million and $2.0 million for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2017, there was $399.7 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 2.87 years.

NOTE 14 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(16,098)	$(32,323)	$(47,150)	$(156,423)
Basic shares:
Weighted-average common shares outstanding	385,409	346,299	377,374	339,728
Weighted-average unvested shares	(1,458)	(2,406)	(1,631)	(3,135)
Weighted-average shares used to compute basic net loss per share	383,951	343,893	375,743	336,593
Diluted shares:
Weighted-average shares used to compute diluted loss per share	383,951	343,893	375,743	336,593
Net loss per share:
Basic	$(0.04)	$(0.09)	$(0.13)	$(0.46)
Diluted	$(0.04)	$(0.09)	$(0.13)	$(0.46)

Additionally, since the Company expects to settle the principal amount of its outstanding Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $22.95 per share for the Notes. Because the Company has reported a net loss for all periods presented, diluted loss per share is the same as basic loss per share for those periods.

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three and Nine Months Ended September 30,
	2017	2016
Stock options and restricted stock units	74,554	101,972
Common stock warrants	19,173	9,458
Unvested shares	1,446	1,997
Employee stock purchase plan	642	637
Total anti-dilutive securities	95,815	114,064

NOTE 15 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2017 and 2025. The Company recognized total rental expenses under operating leases of $3.7 million and $9.6 million for the three and nine months ended September 30, 2017, respectively, compared to $2.9 million and $8.4 million for the three and nine months ended September 30, 2016, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2017 are as follows (in thousands):

	Capital	Operating
Year:
2017 (remaining 3 months)	$376	$4,381
2018	1,495	18,001
2019	1,380	16,911
2020	142	16,905
2021	—	16,626
Thereafter	—	36,088
Total	$3,393	$108,912
Less amount representing interest	(1)
Present value of capital lease obligations	3,392
Less current portion of capital lease obligation	(1,500)
Non-current portion of capital lease obligation	$1,892

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

The Company is involved in a class action lawsuit concerning independent contractors in connection with the Company’s Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the

United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. The Company filed its answering brief on December 7, 2016, and Mr. Levin filed his reply on December 21, 2016. No hearing date has been set. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim but that it may instead be pursued by a different courier. Subsequently, couriers Nadezhda Rosen and La’Dell Brewster filed a new PAGA-only claim in the Superior Court of the State of California for the County of San Francisco (Superior Court) on November 7, 2016. Plaintiffs claim that Caviar misclassified its couriers as independent contractors resulting in numerous violations of the California Labor Code, pursuant to which plaintiffs seek statutory penalties for those violations. In February 2017, the Company participated in a mediation with the parties in these Caviar misclassification suits to explore resolution of the matters at hand. After continued negotiation, the parties reached a global settlement of these suits, which is subject to final confirmation by the Superior Court. The Company has made appropriate accruals in the financial statements for the immaterial amounts expected to be paid as settlement.

In addition, from time to time, the Company is involved in various other litigation matters and disputes arising in the ordinary course of business. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While the Company does not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on the Company's results of operations, financial position, or liquidity, the Company cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to the Company's operating results for any particular period.

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
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
United States	$559,053	$421,317	$1,533,960	$1,210,704
International	26,106	17,685	64,258	46,100
Total net revenue	$585,159	$439,002	$1,598,218	$1,256,804

No individual country from the international markets contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2017 and 2016.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2017	December 31, 2016
Long-lived assets
United States	$156,850	$162,118
International	4,425	2,675
Total long-lived assets	$161,275	$164,793

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Cash Flow Data:
Cash paid for interest	$1,230	$428
Cash paid for income taxes	1,117	321
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	(123)	1,310
Unpaid business acquisition purchase price	644	—

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

Our commerce ecosystem also includes powerful point-of-sale software and services that help sellers make informed business decisions through the use of analytics and reporting. As a result, sellers can manage orders, inventory, locations, employees, and payroll; engage and grow their sales with customers; and gain access to business loans. Some of these advanced point-of-sale features are broadly applicable to our seller base and include Employee Management and Customer Engagement. We have also extended our ecosystem to serve sellers with more specific needs. For example, our Build with Square developer platform allows businesses with individualized needs to customize their business solutions while processing payments on Square and taking advantage of all the services in our ecosystem, including integration with third-party applications. In addition, certain verticals, such as service and retail sellers, benefit from specific features such as Invoices, Appointments, and our vertical specific Point of Sale system for retail sellers - Square for Retail. We monetize these features through either a per transaction fee, a subscription fee, or a service fee.

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

We also provide hardware to facilitate commerce for sellers. This hardware includes contactless and chip readers, chip card readers, Square Stand and our just released Square Register, our first all-in-one hardware offering, as well as third-party peripherals.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries, including retail, services, and food-related businesses, and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Transaction-based revenue	$510,019	$388,347	$121,672	31%	$1,395,562	$1,053,664	$341,898	32%
Starbucks transaction-based revenue	—	7,164	(7,164)	(100)%	$—	$78,869	$(78,869)	(100)%
Subscription and services-based revenue	65,051	35,320	29,731	84%	$173,262	$88,833	$84,429	95%
Hardware revenue	10,089	8,171	1,918	23%	$29,394	$35,438	$(6,044)	(17)%
Total net revenue	$585,159	$439,002	$146,157	33%	$1,598,218	$1,256,804	$341,414	27%
Total net revenue for the three and nine months ended September 30, 2017 increased by $146.2 million or 33% and $341.4 million or 27%, respectively, compared to the three and nine months ended September 30, 2016.
Transaction-based revenue for the three and nine months ended September 30, 2017 increased by $121.7 million or 31% and $341.9 million or 32%, respectively, compared to the three and nine months ended September 30, 2016. This increase was attributable to growth in Gross Payment Volume (GPV) processed for the three and nine months ended September 30, 2017 of 31% and 32%, respectively, compared to the three and nine months ended September 30, 2016. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally,

GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, increased 43% year over year and accounted for 48% of total GPV.
During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we did not record any Starbucks transaction-based revenue in the three and nine months ended September 30, 2017 and we do not expect transaction-based revenue from Starbucks in the future.
Subscription and services-based revenue for the three and nine months ended September 30, 2017 increased by $29.7 million or 84% and $84.4 million or 95%, respectively, compared to the three and nine months ended September 30, 2016. The increases were primarily driven by continued growth and expansion of Instant Deposit, Caviar, and Square Capital, which were also the largest contributors to subscription and services-based revenue. Subscription and services-based revenue contributed 11% of total net revenue in both the three and nine months ended September 30, 2017, compared to 8% and 7% in the three and nine months ended September 30, 2016, respectively.
Hardware revenue for the three and nine months ended September 30, 2017 increased by $1.9 million or 23% and decreased by $6.0 million or 17%, respectively, compared to the three and nine months ended September 30, 2016. During the nine months ended September 30, 2016, we experienced elevated growth in shipments of our contactless and chip reader driven by the fulfillment of the majority of the backlog of pre-orders in the first half of 2016, following its launch in the fourth quarter of 2015, with no similar activity during the nine months ended September 30, 2017. This was offset in part by growth in our sales of our Square Stand and third-party peripherals driven primarily by new features and product offerings. During the three months ended September 30, 2017, the increased hardware revenue reflects growth in our sales of Square Stand and third-party peripherals as described above. Additionally, hardware revenue and growth rates have normalized as we move beyond the higher-than-normal sales of our contactless and chip card reader in the first half of 2016 when the product began shipping.
Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Transaction-based costs	$328,043	$254,061	$73,982	29%	$896,913	$683,194	$213,719	31%
Starbucks transaction-based costs	—	4,528	(4,528)	(100)%	$—	$69,810	$(69,810)	(100)%
Subscription and services-based costs	18,169	12,524	5,645	45%	$51,161	$31,701	$19,460	61%
Hardware costs	18,775	15,689	3,086	20%	$45,610	$56,444	$(10,834)	(19)%
Amortization of acquired technology	1,556	1,886	(330)	(17)%	$5,058	$6,142	$(1,084)	(18)%
Total cost of revenue	$366,543	$288,688	$77,855	27%	$998,742	$847,291	$151,451	18%

Total cost of revenue for the three and nine months ended September 30, 2017 increased by $77.9 million or 27% and $151.5 million or 18%, respectively, compared to the three and nine months ended September 30, 2016.

Transaction-based costs for the three and nine months ended September 30, 2017 increased by $74.0 million or 29% and $213.7 million or 31%, respectively, compared to the three and nine months ended September 30, 2016. This increase was attributable to growth in GPV processed for the three and nine months ended September 30, 2017 of 31% and 32%, respectively, compared to the three and nine months ended September 30, 2016.

As noted above, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we did not record any Starbucks transaction-based costs in the three and nine months ended September 30, 2017 and we do not expect Starbucks transaction-based costs in the future.

Subscription and services-based costs for the three and nine months ended September 30, 2017 increased by $5.6 million or 45% and $19.5 million or 61%, respectively, compared to the three and nine months ended September 30, 2016, primarily reflecting increased costs associated with the growth of Caviar and, to a lesser extent, increased costs associated with the growth of Instant Deposit.

Hardware costs for the three and nine months ended September 30, 2017 increased by $3.1 million or 20% and decreased by $10.8 million or 19%, respectively, compared to the three and nine months ended September 30, 2016. During the nine months ended September 30, 2016, we experienced elevated growth in shipments of our contactless and chip reader driven by the fulfillment of the majority of the backlog of pre-orders in the first half of 2016, following its launch in the fourth quarter of 2015, with no similar activity during the nine months ended September 30, 2017. This was offset in part by growth in our sales of Square Stand and third-party peripherals driven primarily by new features and product offerings. The decrease in hardware costs for the nine months ended September 30, 2017 is in line with the decrease in hardware revenue during the same period. The increase in hardware costs during the three months ended September 30, 2017 reflects growth in our sales of Square Stand and third-party peripherals as described above. Additionally, during the three months ended September 30, 2017, we recorded $3.2 million in inventory reserves, revaluations, and write-offs compared to $1.7 million during the three months ended September 30, 2016. The increase during the three months ended September 30, 2017, is primarily driven by a $2.3 million charge as a result of the bankruptcy of one of our distribution partners.

Amortization of acquired technology for the three and nine months ended September 30, 2017 decreased by $0.3 million or 17% and $1.1 million or 18%, respectively, compared to the three and nine months ended September 30, 2016, as a result of certain technology assets reaching end of life.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Product development	$82,547	$70,418	$12,129	17%	$229,255	$203,648	$25,607	13%
% of total net revenue	14%	16%			14%	16%
Sales and marketing	$66,533	$46,754	$19,779	42%	$176,349	$124,470	$51,879	42%
% of total net revenue	11%	11%			11%	10%
General and administrative	$64,312	$52,075	$12,237	23%	$184,235	$198,966	$(14,731)	(7)%
% of total net revenue	11%	12%			12%	16%
Transaction, loan and advance losses	$19,893	$12,885	$7,008	54%	$50,185	$38,201	$11,984	31%
% of total net revenue	3%	3%			3%	3%
Amortization of acquired customer assets	$222	$164	$58	35%	$649	$703	$(54)	(8)%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$233,507	$182,296	$51,211	28%	$640,673	$565,988	$74,685	13%

Product development expenses for the three and nine months ended September 30, 2017 increased by $12.1 million or 17% and $25.6 million or 13%, respectively, compared to the three and nine months ended September 30, 2016, primarily due to an increase in headcount of 20% in product development personnel mainly in our engineering, product, and design teams. Product development expenses were also impacted by share-based compensation expense which increased by $1.3 million and decreased by $0.3 million compared to the three and nine months ended September 30, 2016, respectively.
Sales and marketing expenses for the three and nine months ended September 30, 2017 increased by $19.8 million or 42% and $51.9 million or 42%, respectively, compared to the three and nine months ended September 30, 2016, primarily due to the following:

•
an increase of $7.2 million and $13.6 million in advertising costs compared to the three and nine months ended September 30, 2016, respectively, primarily from increased online, direct mail and mobile marketing campaigns during the period;

•
during the three and nine months ended September 30, 2017, we incurred $11.6 million and $32.0 million in costs associated with our Square Cash peer-to-peer transfer service, an increase of $4.5 million and $15.9 million compared to the three and nine months ended September 30, 2016, respectively;

•	an increase in headcount of 41% in sales and marketing personnel to enable growth initiatives; and

•	an increase in share-based compensation expense of $0.9 million and $2.9 million compared to the three and nine months ended September 30, 2016, respectively.
General and administrative expenses for the three and nine months ended September 30, 2017 increased by $12.2 million or 23% and decreased by $14.7 million or 7%, respectively, compared to the three and nine months ended September 30, 2016. Excluding a $48.0 million non-recurring expense related to the settlement of legal proceedings with Robert E. Morley that was recorded in the nine months ended September 30, 2016, the general and administrative expenses for the three and nine months ended September 30, 2017 increased by $12.2 million and $33.3 million, respectively, due to the following:

•
an increase in headcount of 19% in general and administrative personnel, mainly additions to our finance, legal, compliance, Square Capital operations and internal business systems personnel that together will drive long-term operating efficiencies as our business scales; and

•	an increase in share-based compensation expense of $1.1 million and $3.8 million compared to the three and nine months ended September 30, 2016, respectively.

Transaction, loan and advance losses for the three and nine months ended September 30, 2017 increased by $7.0 million or 54% and $12.0 million or 31%, respectively, compared to the three and nine months ended September 30, 2016, primarily due to growth in GPV. Transaction losses increased to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses, offset by the netting effect of the following:

•
$3.4 million and $6.1 million charge recorded to loan losses in the three and nine months ended September 30, 2017, respectively, with no similar charges during the three and nine months ended September 30, 2016, as a result of the growth and increasing maturity of our Square Capital loan portfolio, and continued refinement of inputs to our loan loss estimation methodology. We record loan losses when the amortized cost of a loan exceeds the estimated fair value of the loan, as determined at the individual loan level;

•
a $6.0 million increase in transaction losses recorded during the nine months ended September 30, 2016, as a result of a correction to the calculation of our reserve for transaction losses, with no similar charges during the three and nine months ended September 30, 2017; and

•
a $1.7 million reduction in transaction losses recorded during the nine months ended September 30, 2016, due to the reversal of prior overestimates for the EMV liability shift, with no similar activity during the nine months ended September 30, 2017.

Amortization of acquired customer assets for the three and nine months ended September 30, 2017 remained relatively flat, compared to the three and nine months ended September 30, 2016, as a result of certain customer assets reaching end of life offset by additional customer assets acquired.

Interest and Other Income and Expense, Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Interest and other (income) expense, net	$1,854	$111	$1,743	1,570%	$5,619	$(933)	$6,552	702%

Interest and other (income) expense, net, for the three and nine months ended September 30, 2017 increased by $1.7 million and $6.6 million, respectively, compared to the three and nine months ended September 30, 2016, primarily due to interest expense incurred on long-term debt, including the Notes, offset in part by income earned on our investment in marketable securities and foreign exchange rate gains.

Provision (benefit) for Income Taxes (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision (benefit) for income taxes	$(647)	$230	$(877)	(381)%	$334	$881	$(547)	(62)%
Effective tax rate	3.9%	(0.7)%			(0.7)%	(0.6)%

Provision (benefit) for income taxes for the three and nine months ended September 30, 2017 decreased by $0.9 million and $0.5 million, respectively, compared to the three and nine months ended September 30, 2016, due to an increase in state and foreign tax expense, offset by the income tax benefit of the monetization of our alternative minimum tax (AMT) credit carryforward on our 2016 Federal tax return.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except GPV)		(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$17,386	$13,248	$47,454	$35,989
Adjusted Revenue	$257,116	$177,777	$701,305	$494,741
Adjusted EBITDA	$34,304	$11,623	$97,825	$15,094
Adjusted Net Income (Loss) Per Share:
Basic	$0.08	$0.01	$0.21	$(0.02)
Diluted	$0.07	$0.01	$0.19	$(0.02)

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Square Cash activity related to peer-to-peer payments sent from a credit card and Square Cash for Business. As described above, GPV excludes card payments processed for Starbucks.

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
We believe it is useful to subtract transaction-based costs from total net revenue to derive Adjusted Revenue as this is a primary metric used by management to measure our business performance, and it affords greater comparability to other payments solution providers. Substantially all of the transaction-based costs are interchange fees set by payment card networks and are paid to card issuers, with the remainder consisting of assessment fees paid to payment card networks, fees paid to third-party payment processors, and bank settlement fees. While some payments solution providers present their revenue in a similar fashion to us, others present their revenue net of transaction-based costs because they pass through these costs directly to their sellers. Under our standard pricing model, we do not pass through these costs directly to our sellers.

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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Total net revenue	$585,159	$439,002	$1,598,218	$1,256,804
Less: Starbucks transaction-based revenue	—	7,164	—	78,869
Less: transaction-based costs	328,043	254,061	896,913	683,194
Adjusted Revenue	$257,116	$177,777	$701,305	$494,741

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(16,098)	$(32,323)	$(47,150)	$(156,423)
Starbucks transaction-based revenue	—	(7,164)	—	(78,869)
Starbucks transaction-based costs	—	4,528	—	69,810
Share-based compensation expense	40,048	36,779	111,311	104,899
Depreciation and amortization	9,085	9,681	27,647	27,817
Litigation settlement expense	—	—	—	48,000
Interest and other (income) expense, net	1,854	111	5,619	(933)
Provision (benefit) for income taxes	(647)	230	334	881
Gain (loss) on sale of property and equipment	62	(219)	64	(88)
Adjusted EBITDA	$34,304	$11,623	$97,825	$15,094

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(16,098)	$(32,323)	$(47,150)	$(156,423)
Starbucks transaction-based revenue	—	(7,164)	—	(78,869)
Starbucks transaction-based costs	—	4,528	—	69,810
Share-based compensation expense	40,048	36,779	111,311	104,899
Amortization of intangible assets	1,804	2,076	5,868	6,924
Litigation settlement expense	—	—	—	48,000
Amortization of debt discount and issuance costs	4,277	—	9,889	—
Gain (loss) on sale of property and equipment	62	(219)	64	(88)
Adjusted Net Income (Loss)	$30,093	$3,677	$79,982	$(5,747)
Adjusted Net Income (Loss) Per Share:
Basic	$0.08	$0.01	$0.21	$(0.02)
Diluted	$0.07	$0.01	$0.19	$(0.02)
Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	383,951	343,893	375,743	336,593
Diluted	432,284	370,746	418,419	336,593

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable securities (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$658,412	$452,030
Short-term restricted cash	20,533	22,131
Long-term restricted cash	14,565	14,584
Cash, cash equivalents, and restricted cash	$693,510	$488,745
Short-term investments	209,959	59,901
Long-term investments	191,335	27,366
Cash, cash equivalents, restricted cash and investments in marketable securities	$1,094,804	$576,012

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$130,317	$23,235
Net cash used in investing activities	(360,509)	(111,947)
Net cash provided by financing activities	431,121	42,774
Effect of foreign exchange rate changes on cash and cash equivalents	3,836	2,536
Net increase (decrease) in cash, cash equivalents and restricted cash	204,765	(43,402)

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable securities. As of September 30, 2017, we had $1,059.7 million of cash and cash equivalents and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale.

On March 6, 2017, we issued $440.0 million aggregate principal amount of convertible senior notes (Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, beginning on September 1, 2017. The Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the Notes, we entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was $92.1 million. In addition, we sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $31.18 per share. We received $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes. The net proceeds from this transaction, after issuance costs was $393.4 million. See Note 10, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on these transactions.

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

Short-term restricted cash of $20.5 million as of September 30, 2017 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $14.6 million as of September 30, 2017 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. The

Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

For the nine months ended September 30, 2017, cash provided by operating activities was $130.3 million, primarily as a result of:

•
Net loss of $47.2 million, offset by non-cash items consisting primarily of share-based compensation of $111.3 million, provision for transaction losses of $50.2 million, and depreciation and amortization of $27.6 million.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $295.4 million, increases in settlements payable of $30.3 million, and increases in accrued expenses of $20.3 million.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $271.2 million, increases in customer funds of $41.9 million, charge-offs to accrued transaction losses of $33.1 million, and due to the net activity related to loans held for sale of $22.3 million.

For the nine months ended September 30, 2016, cash provided by operating activities was $23.2 million, primarily as a result of:

•
Net loss of $156.4 million, offset by non-cash items consisting primarily of share-based compensation of $104.9 million, provision for transaction losses of $38.2 million, and depreciation and amortization of $27.8 million.

•	Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $139.1 million and decreases in other current assets of $24.7 million.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $92.2 million, the net activity related to loans held for sale of $28.0 million and charge-offs to accrued transaction losses of $32.6 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable securities, investment in privately held entity and business acquisitions.

For the nine months ended September 30, 2017, cash used in investing activities was $360.5 million as a result of the purchase of marketable securities of $485.5 million, offset in part by proceeds from maturities and sales of marketable securities of $171.2 million. Additional uses of cash were as a result of a payment for investment in a privately held entity of $25.0 million and the purchase of property and equipment of $19.6 million.
For the nine months ended September 30, 2016, cash used in investing activities was $111.9 million as a result of the purchase of marketable securities of $139.1 million, offset in part by proceeds from maturities and sales of marketable securities of $47.2 million. Additional uses of cash were as a result of the purchase of property and equipment of $19.7 million.

Cash Flows from Financing Activities
For the nine months ended September 30, 2017, cash provided by financing activities was $431.1 million as a result of $393.4 million in net proceeds from the Notes offering and as a result of proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $111.9 million, offset in part by the settlement of warrant with Starbucks of $54.8 million and payments for employee tax withholding related to vesting of restricted stock units of $18.3 million.
For the nine months ended September 30, 2016, cash used by financing activities was $42.8 million as a result of proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $48.3 million, offset by payments in offering costs related to our initial public offering of $5.5 million.

Contractual Obligations and Commitments
On March 6, 2017, we issued $440.0 million in aggregate principal amount of Notes that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. See Note 10, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
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

Our critical accounting policies have not materially changed during the nine months ended September 30, 2017. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting policies require significant judgment, our actual results may differ materially from our estimates.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of September 30, 2017, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

We are involved in a class action lawsuit concerning independent contractors in connection with our Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the United States District Court for the Northern District of California against our wholly owned subsidiary, Caviar, Inc., which, as amended, alleges that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. We filed our answering brief on December 7, 2016, and Mr. Levin filed his reply on December 21, 2016. No hearing date has been set. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim but that it may instead be pursued by a different courier. Subsequently, couriers Nadezhda Rosen and La’Dell Brewster filed a new PAGA-only claim in the Superior Court of the State of California for the County of San Francisco (Superior Court) on November 7, 2016. Plaintiffs claim that Caviar misclassified its couriers as independent contractors resulting in numerous violations of the California Labor Code, pursuant to which plaintiffs seek statutory penalties for those violations. In February 2017, we participated in a mediation with the parties in these Caviar misclassification suits to explore resolution of the matters at hand. After continued negotiation, the parties reached a global settlement of these suits, which is subject to final confirmation by the Superior Court.

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

Our total net revenue grew from $850.2 million in 2014 to $1,267.1 million in 2015 and to $1,708.7 million in 2016. During the nine months ended September 30, 2016 and 2017, our total net revenue grew from $1,256.8 million to $1,598.2 million, respectively. As our revenue has increased, our rate of revenue growth has slowed, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our sellers and other users of our services have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $171.6 million, $212.0 million, and $154.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. During the nine months ended September 30, 2017 and 2016, we generated net losses of $47.2 million and $156.4 million, respectively.

As of September 30, 2017, we had an accumulated deficit of $827.1 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

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

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. However, if our security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties, including costs associated with remediation.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. In a majority of these cases, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the first quarter of 2020 and the third quarter of 2022. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on commercially reasonable terms. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions or natural disasters; general retail buying patterns; and the other risks described in this Quarterly Report on Form 10-Q.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. If spending by their customers declines, these businesses would experience reduced sales and process fewer payments with us or, if they cease to operate, stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Capital program may slow, or business loans may be paid more slowly, or not at all. Further, our suppliers, distributors and other third party partners may suffer their own financial and economic challenges. Such suppliers and third parties may demand pricing accommodations, delay payment or become insolvent, which could harm our ability to meet end customer demands, collect revenue, or otherwise harm our business. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, the investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

We have received a significant amount of media coverage since our formation. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company, our business, and our products and services that could damage our brand and deter people and enterprises from adopting our services. Negative publicity about our company or our management, including about our product quality and reliability, changes to our products and services, privacy and security practices, litigation, regulatory enforcement, and other actions, as well as the actions of our customers and other users of our services, even if inaccurate, could cause a loss of confidence in us. Our ability to respond to negative statements about us may be limited by legal prohibitions on permissible public communications by us during future periods.

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

difficulties in recruiting and retaining qualified employees and maintaining our company culture;

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

To provide our managed payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring processors, the payment card issuers, various financial institution partners (including those for Square Capital and Square Cash), systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors in the United States, Canada and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

In addition, we use third-party technology and systems for a variety of our day-to-day business operations. Although we have developed systems and processes that are designed to prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

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

In addition, our hardware interoperates with mobile devices developed by third parties. For example, the current version of our magstripe reader plugs into the audio jack of most smartphones and tablets. In September 2016, Apple introduced the iPhone 7, which does not have an audio jack, and instead Apple provided an adapter that can be inserted into a connectivity port. This change and other potential changes in the design of future mobile devices may limit the interoperability of our hardware and software with such devices and require modifications to our hardware or software. If we are unable to ensure that our hardware and software continue to interoperate effectively with such devices, if doing so is costly, or if existing merchants decide not to utilize additional parts necessary for interoperability, our business may be materially and adversely affected.

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

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for most of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, or other similar problems.

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

In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strain our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. Similarly, if we fail to correctly predict the likelihood of timely repayment of the business loans or correctly price the business loans to sellers utilizing Square Capital, our business may be materially and adversely affected.

We have partnered with a Utah-chartered, member FDIC industrial bank to originate the business loans. Such bank is subject to oversight both by the FDIC and the State of Utah. Due to the fact that we are a service-provider to our bank partner, we are subject to audit standards for third-party vendors in accordance with FDIC guidance and examinations by the FDIC. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan. If our bank partner ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or make business loans ourselves pursuant to state licensing requirements, Square Capital may need to enter into a new partnership with another qualified financial institution, revert to the merchant cash advance (MCA) model, or pursue an alternative model for originating business loans, all of which may be time-consuming and costly and/or lead to a loss of institutional third-party investors willing to purchase such business loans or MCAs, and as a result Square Capital may be materially and adversely affected.

We intend to continue to explore other products, models and structures for Square Capital, including forming a Utah industrial loan corporation and other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals or capabilities that we have not yet obtained or developed. We recently launched a limited consumer lending pilot program. The licenses required in connection with such pilot and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of sellers and buyers and facilitate their transactions and interactions with one another, we will increasingly be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our employees and sellers and their customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union in 2016 adopted a General Data Protection Regulation (GDPR), effective in May 2018, that will supersede current EU data protection legislation, impose more stringent data privacy and protection requirements and provide greater penalties for noncompliance. In the United Kingdom, a Data Protection Bill has been introduced to the House of Lords that proposes to substantially implement the GDPR. Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation.
We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with changes in laws and regulations or new interpretations of existing laws and regulations, we may become subject to audits, inquiries, investigations, lawsuits, penalties, and other liabilities that did not previously apply.

We have incurred, and may continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. Any failure, real or perceived, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other local, state, federal, or international privacy, data security or consumer protection-related laws and regulations could cause sellers or their customers to reduce their use of our products and services and could materially and adversely affect our business.

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

The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand.

Becoming a public company has raised our public profile, which could result in increased litigation or other legal or regulatory proceedings. In addition, some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights.

Regardless of the outcome, legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or pay substantial amounts to the other party and could materially and adversely affect our business.

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

As of September 30, 2017, we had 341 patents issued in the United States and abroad and 607 patent applications on file in the United States and abroad, though there can be no assurance that any or all of these applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, and capital lease arrangements. While we believe that our existing cash and cash equivalents, marketable securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity or debt financings or enter into additional credit facilities for other reasons, and we may not be able to secure any such additional debt or equity financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on the amount of dividends and stock repurchases. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit facility and any future financial agreements into which we may enter. If not waived, defaults could cause our outstanding indebtedness under our credit facility and any future financing agreements that we may enter into to become immediately due and payable, which event may also constitute a default under our other indebtedness, including our 0.375% convertible senior notes due 2022 (Notes).

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

For example, in May 2014 and February 2016, the FASB issued new accounting standards for revenue recognition and leasing, respectively, which will be effective for us in fiscal year 2018 and fiscal year 2019, respectively. While we know they will have an impact, we are still evaluating the extent that these new accounting standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our global operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our contracts are denominated primarily in U.S. dollars, and therefore the majority of our revenue are not subject to foreign currency risk. However, fluctuations in exchange rates of the U.S. dollar against foreign currencies could adversely affect our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. From time to time, we may enter into forward contracts, options and/or foreign exchange swaps related to specific transaction exposures that arise in the normal course of our business, though we are not currently a party to any such hedging transactions. These and other such hedging activities may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 82.5% of the voting power of our combined outstanding capital stock as of September 30, 2017. Our executive officers and directors and their affiliates held approximately 69.7% of the voting power of our combined outstanding capital stock as of September 30, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers to entities, including certain charities and foundations, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock. Such conversions of Class B common stock to Class A common stock upon transfer will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our Class B stockholders retain shares of Class B common stock constituting as little as 10% of all outstanding shares of our Class A and Class B common stock combined, they will continue to control a majority of the combined voting power of our outstanding capital stock.

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
Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity or repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
On March 6, 2017, we issued $440.0 million aggregate principal amount of Notes.
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

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change or to refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the trading price of our common stock increases. Investors seeking cash dividends should not purchase shares of our common stock. Our ability to pay dividends is restricted by the terms of our revolving credit facility and is also subject to limitations imposed by certain financial regulations.

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

SQUARE, INC.

Date:	November 8, 2017	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
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