Form 10-K
period 2017-12-31
Square, Inc.
filed 2018-02-27
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2017 as reported by the New York Stock Exchange on such date was approximately $6.4 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 22, 2018, the number of shares of the registrant’s Class A common stock outstanding was 283,432,014 and the number of shares of the registrant's Class B common stock outstanding was 112,924,272.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

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

PART I
Item 1. BUSINESS

Our Business

We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers also need innovative solutions to thrive, and we have since expanded to provide additional products and services to give these businesses access to the same tools as large businesses. This approach aligns with our purpose of economic empowerment, as everything we do should give sellers accessible, affordable tools to grow their businesses and participate in the economy.

Square is a cohesive commerce ecosystem that helps our sellers start, run, and grow their businesses. We combine sophisticated software with affordable hardware to enable sellers to turn mobile and computing devices into powerful payment and point-of-sale solutions. We have high seller acceptance rates and fast onboarding, while maintaining low risk and fraud losses as a result of our approach to risk management that emphasizes data science and machine learning. We focus on technology and design to create products and services that are cohesive, fast, self-serve, and dependable. These attributes differentiate us in a fragmented industry that forces sellers to stitch together hardware, software, and payments services from multiple vendors.

The foundation of our ecosystem is a full service, managed payments offering. Once a seller downloads the Square Point of Sale mobile app, they can quickly and easily take their first payment, because we can typically bring them onto our system in minutes. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website or app. Once on our system, sellers gain access to technology and features such as reporting and analytics, next-day settlements, digital receipts, payment dispute and chargeback management, security, and Payment Card Industry (PCI) compliance. In the same way that we have empowered businesses with fast, simple, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals. Currently, our Cash App offers individuals access to a fast, easy way to send and receive money electronically to and from individuals and businesses. We also offer Cash App customers the ability to use their funds via a Visa debit card. We have also recently added functionality to Cash App to enable customers to buy and sell bitcoin.

Our commerce ecosystem also includes powerful point-of-sale software and services that help sellers make informed business decisions through the use of analytics and reporting. As a result, sellers can manage orders, inventory, locations, employees, and payroll; engage customers and grow their sales ; and gain access to business loans through our Square Capital service. We monetize these features through either a per transaction fee, a subscription fee, or a service fee. Some of these advanced point-of-sale features are broadly applicable to our seller base and include Employee Management and Customer Engagement. We have also extended our ecosystem to serve sellers with more specific needs. Our Build with Square developer platform (application programming interface or APIs) allows businesses with individualized needs to customize their business solutions, including integration with third-party applications, while processing payments on Square and taking advantage of all the services in our ecosystem. In addition, certain verticals, such as services and retail sellers, benefit from specific features such as Invoices, Appointments, and Square for Retail. We also serve sellers through Caviar, a food ordering service for pickup and delivery that helps restaurants reach new customers and increase sales without additional overhead.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries, including retail, services, and food-related businesses, and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings. In the year ended December 31, 2017, we processed $65.3 billion of Gross Payment Volume (GPV), which was generated by 1.4 billion card payments from approximately 287 million payment cards. We processed $49.7 billion and $35.6 billion of GPV in 2016 and 2015, respectively.

Our ability to add new sellers efficiently, and help them grow their business after they join our platform, has led to continued and sustained growth. Our existing sellers also represent a sizable opportunity to up-sell and cross-sell products and services with little incremental sales and marketing expense.

Operating Metric Overview (in thousands, except for GPV, percentages and per share data)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Gross Payment Volume (GPV) (in millions)	$65,343	$49,683	$35,643	32%	39%
Total net revenue	$2,214,253	$1,708,721	$1,267,118	30%	35%
Adjusted Revenue	$983,963	$686,618	$452,168	43%	52%
Net loss attributable to common stockholders	$(62,813)	$(171,590)	$(212,017)
Adjusted EBITDA	$139,009	$44,887	$(41,115)
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.50)	$(1.24)
Diluted	$(0.17)	$(0.50)	$(1.24)
Adjusted Net Income (Loss) Per Share:
Basic	$0.30	$0.04	$(0.39)
Diluted	$0.27	$0.04	$(0.39)

Our Products and Services

Managed Payments Solutions

The foundation of our ecosystem is a full service, managed payments offering. Sellers can onboard to Square in minutes and, once onboarded, accept payments in person via swipe, dip, or tap of a card; online via Square Virtual Terminal or the seller’s website or app; or through the Cash App. By paying a transparent transaction fee, sellers receive technology and features that allow them to manage the entire payment lifecycle, including reporting and analytics, next-day settlements (or instant settlement for an additional transaction fee via Instant Deposit), digital receipts, payment dispute and chargeback management, security, and PCI compliance. Transaction-based revenue as a percentage of GPV was 2.94%, 2.93%, and 2.95% in the years ended December 31, 2017, 2016, and 2015, respectively.

Hardware

Our affordable, custom-designed hardware can process all card payment forms, including magnetic stripe, EMV chip, and NFC technology. Sellers can accept Visa, MasterCard, American Express, or Discover for one transaction fee. Additionally, sellers in Canada can accept Interac Flash, and sellers in Japan can accept JCB. Our hardware includes the following products:

•	Magstripe reader: Our magstripe reader enables swiped transactions of magnetic stripe cards by connecting with an iOS or Android smartphone or tablet.

•	Contactless and chip reader: This reader accepts EMV chip cards and NFC payments, enabling acceptance via Apple Pay, Android Pay, and other mobile wallets. The reader connects wirelessly or via USB.

•	Chip card reader: Our chip card reader accepts EMV chip cards and enables swiped transactions of magnetic stripe cards by connecting with an iOS or Android smartphone or tablet.

•
Square Stand: This hardware enables an iPad to be used as a payment terminal or full point of sale solution. It features an integrated magnetic stripe reader, provides power to a connected iPad, and can connect to the contactless and chip reader wirelessly or via USB. Square Stand also connects to various peripheral devices that brick-and-mortar businesses need, such as barcode scanners and receipt printers.

•
Square Register: During the fourth quarter of 2017, we launched Square Register, our first all-in-one offering that combines our hardware, point-of-sale software, and payments technology. Square Register does not require a third-

party mobile phone or tablet, and it contains connections for Ethernet, Wi-Fi, and a USB hub so sellers can integrate with peripheral devices. The dedicated hardware consists of two screens: a seller display and a customer display with a built-in card reader that accepts tap, dip, and swipe payments.

Software

Square Point of Sale is our point-of-sale software that can be downloaded to an iOS or Android device, is pre-installed on Square Register, and is designed to get a seller (and their employees) up and running quickly. It consists of managed payments solutions and advanced software products, all of which are integrated with one another to provide both sellers and their buyers with a cohesive experience that is fast, self-serve, and dependable. Square Point of Sale includes Square Dashboard, our cloud-based reporting and analytics tool that provides sellers with real-time data and insights about sales, items, customers, and employees. This enables sellers to make informed decisions about their business.

Within Square Point of Sale or Square Dashboard, a seller can use Square Invoices to securely collect payments by creating a custom digital invoice and then sending it to their customer. Square Invoices is integrated with Customer Directory and synced across Square Point of Sale and Square Dashboard, allowing the seller to easily track invoices, send payment reminders to the customer, and set recurring billing. Sellers may use Square Invoices for upcoming or previously-delivered goods and services, such as catering orders, contractor services, and retail orders. Sellers pay only a transparent transaction fee for this managed payments solution.

For sellers with a more complex business or multiple employees and/or locations, we offer additional advanced functionality. Location and employee management allows a seller to track sales by location, device, or employee; customize employee permissions; and create employee timecards. Square Payroll empowers sellers to grow by making it easy to hire, onboard, and pay wages and associated taxes for employees. Square Customer Directory, Feedback, Loyalty, and Marketing provide CRM (customer relationship management) tools that help sellers engage their buyers to grow their business. By linking customer data with point-of-sale and transaction data, we can offer our sellers targeted marketing campaigns and a closed-loop system that allows sellers to easily assess the return on investment of their marketing efforts. We monetize all these features through either a per transaction fee, a subscription fee, or a service fee.

Additionally, we continue to build vertical solutions to better meet the needs of specific industries, such as services, retail, and food-related sellers. With our Square Appointments app, sellers in the services industry have one integrated solution from which they can create a seamless experience from booking to payment. Customers can easily schedule appointments with their preferred time, service, and staff member, and sellers can send invoices to their customer’s email address. With Square for Retail, sellers in the retail industry have an end-to-end point-of-sale solution with sophisticated inventory management that fully integrates with our managed payments and hardware. It has a search-based user interface and fast barcode scanning; advanced inventory management that supports tens of thousands of items, cost of goods sold, purchase orders, vendor management; and employee management capabilities that allow retail sellers to better understand their customers’ habits.

Open Developer Platform

We have opened Square to reach sellers who want access to our ecosystem but also want flexibility in their solutions to meet their individualized business needs. Build with Square is our developer platform, consisting of APIs that allow sellers and their developers to customize business solutions. Our Point-of-Sale API allows sellers to integrate any iOS or Android point of sale with Square to accept payments and access all other services in the ecosystem. This is particularly useful for sellers with highly-individualized point-of-sale needs. With our e-commerce API, sellers can integrate Square with their e-commerce website or app.

As we continue to expand Build with Square, sellers tell us they want to connect Square to more of their business systems. We have APIs for sellers to manage their item catalog more effectively, such as implementing real-time price changes at scale (e.g., for holiday promotions), and to connect their inventory to their online sales. This generates integrated reporting across sales channels, which is especially important for businesses that sell online and in person and share inventory between channels. Build with Square also has APIs for sellers to integrate Square with other business solutions such as accounting, CRM software, customer databases, employee management and ERP software. And through the Square App Marketplace, sellers can integrate Square with third-party apps, such as QuickBooks or BigCommerce, that create extensions to our point-of-sale functionality and other back office solutions, and enables sellers to integrate all of their business data.

Cash App

Cash App is empowering individuals by providing access to the financial system, allowing customers to electronically send, store, and spend money. Individuals and businesses can sign up for a Cash App account simply using a debit card, bank account, or credit card and an email address or a phone number. Businesses can use Cash App to accept payments from their customers (Cash for Business). Cash App originally enabled customers to send and track P2P (peer-to-peer) payments and deposit stored funds into their bank account. We have added features to provide individuals with more ways to add and spend stored funds. Customers can receive direct deposit payments (such as those from an employer) or ACH payments from a financial institution. And customers can use their Cash Card, a Visa debit card, to make purchases or to withdraw funds at ATMs (automated teller machines). Square receives a fee when customers elect to have their funds instantly deposited to their bank accounts and for transactions conducted with Cash Card or a credit card. Additionally, in the fourth quarter of 2017, we added functionality to the Cash App that enables individuals to use their stored funds to buy bitcoin. Customers can also sell their bitcoin to us. As of December 31, 2017, the value of bitcoin transactions was immaterial as was the impact of bitcoin transactions on our consolidated financial statements. In the same way that we have provided businesses with fast, simple, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals.

Caviar

Caviar is our food ordering platform, which is another service we offer that helps sellers grow and provides a differentiated way to service restaurants, a large target market for managed payments and point-of-sale solutions. This service makes it easy for restaurants to offer food ordering, both pickup and delivery, to their customers, enabling them to expand their sales and grow revenue without additional overhead. Individuals can order food from local restaurants through the Caviar website or mobile app, which is purpose-built to make delivery and pickup fast and easy. Caviar is currently available in many U.S. markets, including but not limited to New York, San Francisco, and Philadelphia, with thousands of partner restaurants. Caviar charges consumers a delivery and service fee per order. We also charge our partner restaurants a seller fee as a percentage of total food order value.

Square Capital

Square Capital, through a partnership with an industrial bank, facilitates the offering of loans to pre-qualified sellers based on real-time payment and point-of-sale data. These customized loan offers eliminate the lengthy (and often unsuccessful) loan application process for the seller, while facilitating prudent risk management. The terms are straightforward for sellers, and once approved, they get their funds quickly, often the next business day. Sellers can use these funds to make investments in their business, such as purchasing inventory or equipment, hiring additional employees, expanding their stores, or opening new locations.

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

Since its public launch in May 2014, Square Capital has facilitated over 400,000 loans and advances, representing $2.5 billion.

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

We are increasingly serving larger sellers, which we define as sellers that generate more than $125,000 in annualized GPV. GPV from larger sellers represented 48% of total GPV in the fourth quarter of 2017, up from 43% in the fourth quarter of 2016 and 39% in the fourth quarter of 2015. For the years ended December 31, 2017 and 2016, we had no customer who accounted for greater than 10% of our GPV or our total net revenue. For the year ended December 31, 2015, we had no customer other than Starbucks who accounted for greater than 10% of our GPV or our total net revenue.

The chart below shows the mix of our GPV by seller size:

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

Direct marketing, online and offline, has also been an effective customer acquisition channel. This includes online search engine optimization and marketing, online display advertising, direct mail campaigns, direct response television advertising, mobile advertising, affiliate and seller referral programs. Total advertising costs for the years ended December 31, 2017, 2016, and 2015 were $81.9 million, $58.3 million, and $58.3 million, respectively. Additionally, Square hardware products, such as our contactless and chip reader or Square Stand, are available at over 30,000 retail stores (including Apple, Amazon, Best Buy, Staples, Target, and Walmart). Our direct sales and account management teams also contribute to the acquisition and support of larger sellers. In addition to direct channels, we work with third-party partners and developers who offer our solutions to their customers.

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

Our products and services are mobile-first and platform-agnostic, and we are able to continuously optimize them because our hardware, software, and payments processing are integrated. We frequently update our software products and have a regular software release schedule with improvements deployed generally twice a month, ensuring our sellers get immediate access to the latest features. Our services are built on a scalable technology platform, and we place a strong emphasis on data analytics and machine learning to maximize the efficacy, efficiency, and scalability of our services. This enables us to capture and analyze over a billion transactions per year and automate risk assessment for more than 99.95% of all transactions. Our hardware is designed and developed in-house, and we contract with third-party manufacturers for production. Our product development expenses were $321.9 million, $268.5 million and $199.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Payment Service Provider (PSP): Provider of the payment services that holds the direct relationship with the seller and facilitates the rest of the transaction on behalf of the seller. A PSP is also the merchant of record for the transaction. The merchant of record is liable for the settlement of transactions processed and accordingly enters into contractual arrangements and negotiates terms, including pricing, with the acquiring processors and card networks. The merchant of record is also contractually responsible for settling the costs incurred in the process and is compensated by the seller for the services provided.

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

2.
For in-person transactions, the buyer pays by swiping or dipping their payment card, or by tapping their NFC-enabled payment card or mobile device on a Square Reader, Square Stand or Square Register, as applicable, which captures the buyer’s account information. For card not present transactions the seller can either use the customers' card on file or the card information is keyed in manually by either the buyer or seller into the Square Point of Sale app, Square Invoices, Square Virtual Terminal, or the seller's e-commerce website.

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

9.
The Issuing Bank then triggers a disbursement of funds to the Acquiring Bank through the Card Network for the transaction amount. Square will ultimately pay the Issuing Bank an interchange fee as a percentage of the amount of the transaction plus a fixed fee per transaction, which together average between 1.5% to 2.0% of the transaction amount. However, this percentage can vary significantly based on the buyer's card type, transaction type, and transaction size.

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

12.
At the end of each monthly billing cycle, the Issuing Bank sends a statement to the buyer showing their monthly charges. The statement includes a reference to Square as the merchant of record on the billing statement as a prefix to the seller name (denoted as SQ).

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

We have developed a patent program and strategy to identify, apply for, and secure patents for innovative aspects of our products, services, and technologies where appropriate. As of December 31, 2017, we had 379 issued patents in force and 605 filed patent applications pending in the United States and in foreign jurisdictions relating to a variety of aspects of our technology. Our issued patents in force will expire between 2032 and 2042. We intend to file additional patent applications as we continue to innovate through our research and development efforts and to pursue additional patent protection to the extent we deem it beneficial and cost-effective.

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

Government Regulation

Foreign and domestic laws and regulations apply to many key aspects of our business. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. It is also possible that current or future laws or regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures from us.

Payments Regulation

Various laws and regulations govern the payments industry in the United States and globally. For example, certain jurisdictions in the United States require a license to offer money transmission services, such as our peer-to-peer payments product, Cash App, and we maintain a license in each of those jurisdictions and comply with new license requirements as they arise. We are also registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network. These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies.

Outside the United States, we provide localized versions of some of our services to customers, including through various foreign subsidiaries. For example, in Canada, Japan, Australia and the United Kingdom, Square Point of Sale is the sole payments service we offer. The activities of those non-U.S. entities are, or may be, supervised by regulatory authorities in the jurisdictions in which they operate. For instance, we are registered with the Australian Transaction Reports and Analysis Centre (AUSTRAC), as required by anti-money laundering rules, to provide payments services in Australia, and we are licensed as an Authorised Payment Institution by the Financial Conduct Authority to provide payments services in the United Kingdom.

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

Protection and Use of Information

We collect and use a wide variety of information for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire from our own services as well as from third-party sources, is subject to laws and regulations in the United States, the European Union, and elsewhere. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. As our business continues to expand in the United States and worldwide, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us.

Communications Regulation

We send texts, emails, and other communications in a variety of contexts, such as when providing digital receipts. Communications laws and regulations, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.

Additional Developments

Various regulatory agencies in the United States and elsewhere continue to examine a wide variety of issues that could impact our business, including products liability, import and export compliance, accessibility for the disabled, insurance, marketing, privacy, data protection, information security, and labor and employment matters. As our business continues to develop and expand, additional rules and regulations may become relevant. For example, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 15 of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on 10-K.

Our Employees

As of December 31, 2017, we had 2,338 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We have developed a strong and trusted brand that has contributed significantly to the success of our business. Our brand is predicated on the idea that our customers will trust us and find value in building and growing their businesses with our products and services. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure and innovative products and services, as well as our ability to maintain trust and be a technology leader. We may introduce, or make changes to, features, products, services, or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

The introduction and promotion of new services, as well as the promotion of existing services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Twitter, or Facebook. Changes in the way these platforms operate or changes in their advertising prices or other terms could make the maintenance and promotion of our products and services and our brand more expensive or more difficult. If we are unable to market and promote our brand on third-party platforms effectively, our ability to acquire new customers would be materially harmed.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers, or other counterparties. We have also received a significant amount of media coverage since our formation. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company, our business, and our products and services that could damage our brand and deter people and enterprises from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, and the experience of our customers with our products or services, could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

As our revenue has increased, our growth rate has slowed. Future revenue growth depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers.

Our total net revenue grew from $1,267.1 million in 2015 to $1,708.7 million in 2016 and to $2,214.3 million in 2017. As our revenue has increased, our rate of revenue growth has slowed, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $62.8 million, $171.6 million, and $212.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, we had an accumulated deficit of $842.7 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

We frequently may make decisions that will reduce our short-term operating results if we believe those decisions will improve the experiences of our customers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions, as well as other users of our services, such as Cash App and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information regarding our sellers’ customers, including their contact information, payment card numbers and expiration dates, and purchase histories. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate security measures. However, if our security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to funds, cryptocurrencies, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties, including costs associated with remediation.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for their cost of issuing new cards and other related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers, prevent us from obtaining new sellers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation and costs associated with remediation, such as fraud monitoring. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer managed payments and other products and services to a large number of customers, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions as well as potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. In configuring our payments services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services including online payment acceptance, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves in our books for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

We derive a significant portion of our revenue from transaction-based fees we collect in connection with managed payments services. While we intend to continue to broaden the scope of products and services we offer, we may not be successful in deriving any significant revenue from these products and services. Failure to broaden the scope of products and services that are attractive may inhibit the growth of repeat business and harm our business, as well as increase the vulnerability of our core payments business to competitors offering a full suite of products and services. Furthermore, we may have limited or no experience in our newer markets. For example, we cannot assure you that any of our products or services outside of managed payments services will be as widely accepted or that they will continue to grow in revenue. These offerings may present new and difficult technological, operational, regulatory and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our newer activities may not recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

Our success depends on our ability to develop products and services to address the rapidly evolving market for payments and point-of-sale, financial, and marketing services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and evolve. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), as well as developments in cryptocurrencies and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep the data safe in the event that it ends up in the wrong hands.

These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our customers will achieve significant commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, which includes our sellers and their buyers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

The success of enhancements, new features, and products and services depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements or new features, products or services. We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in mobile, software, communication, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.

Substantial and increasingly intense competition in our industry may harm our business.

We compete in markets characterized by vigorous competition, changing technology, changing customer needs, evolving industry standards, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. We compete against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, and they may offer lower prices or more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources. We also expect new entrants to offer competitive products and services. Certain sellers have long-standing exclusive, or nearly exclusive, relationships with our competitors to accept payment cards and other services that we offer. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them. Competing services tied to established brands may engender greater confidence in the safety and efficacy of their services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected.

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

The payment card networks and our acquiring processors require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment service provider” providing payment processing services to merchants. The payment card networks set these network rules and have discretion to interpret the rules and change them at any time. Any changes to or interpretations of the network rules that are inconsistent with the way we or our acquiring processors currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us or prohibit us from processing payment cards. In addition, violations of the network rules or any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. If we were unable to accept payment cards or were limited in our ability to do so, our business would be materially and adversely affected.

We are required to pay interchange and assessment fees, processing fees and bank settlement fees to third-party payment processors and financial institutions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In addition, our acquiring processors and payment card networks may refuse to renew our agreements with them on commercially reasonable terms or at all. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a flat rate for our managed payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our acquiring processors could make our pricing look less competitive, lead us to change our pricing model, or adversely affect our margins.

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

Our quarterly results of operations have historically fluctuated significantly and are not necessarily an indication of future performance. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Our limited operating history combined with the rapidly evolving markets in which we operate also contributes to these fluctuations. Fluctuations in quarterly results may materially and adversely affect the predictability of our business and the price of our Class A common stock.

Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; seasonality in our business or our sellers' business, including seasonal fluctuations in the amount of transactions our sellers are processing; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new products and services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, data protection or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions or natural disasters; general retail buying patterns; and the other risks described in this Annual Report on Form 10-K.

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

These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations. As we grow, we must balance the need for additional controls and systems with the ability to efficiently develop and launch new features for our products and services. However, it is likely that as we grow, we will not be able to launch new features, or respond to customer or market demands as quickly as a smaller, more efficient organization. If we do not successfully manage our growth, our business will suffer.

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

We currently offer our services and products in multiple countries and plan to continue expanding our business further globally. Expansion, whether in our existing or new global markets, will require additional resources and controls, and offering our services in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion could also subject our business to substantial risks, including:

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

compliance with multiple, potentially conflicting and changing governmental laws and regulations, including with respect to data privacy, data protection and information security;

compliance with U.S. and foreign anti-corruption, anti-bribery and anti-money laundering laws;

potential tariffs, sanctions, fines or other trade barriers;

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

To provide our managed payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring processors, the payment card issuers, various financial institution partners (including those for Square Capital and Cash App), systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors in the United States, Canada and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

We are dependent on the ability of our products and services to integrate with a variety of operating systems, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile app. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and may materially and adversely affect our business.

In addition, our hardware interoperates with mobile devices developed by third parties. For example, the current version of our magstripe reader plugs into the audio jack of most smartphones and tablets. In September 2016, Apple introduced the iPhone 7, which does not have an audio jack, and instead Apple provided an adapter that can be inserted into a connectivity port, and subsequent models have operated the same. This change and other potential changes in the design of future mobile devices may limit the interoperability of our hardware and software with such devices and require modifications to our hardware or software. If we are unable to ensure that our hardware and software continue to interoperate effectively with such devices, if doing so is costly, or if existing merchants decide not to utilize additional parts necessary for interoperability, our business may be materially and adversely affected.

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

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for most of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The electronic payments products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Since customers use our services for important aspects of their businesses, any errors, defects, security breaches such as cyber-attacks or identify theft, malfeasance, disruptions in services, or other performance problems with our services could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, third-party security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

Our systems and those of our third-party data center facilities may experience service interruptions, denial-of-service and other cyber-attacks and security incidents, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience denial-of-service attacks, system failures, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or their businesses, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

The loss or destruction of a private key required to access a bitcoin may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to the bitcoins we hold on behalf of customers, our customers may be unable to access their bitcoins and it could harm customer trust in us and our products.

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins held in such wallet. To the extent our private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoins could adversely affect our customers’ ability to access or sell their bitcoins and could harm customer trust in us and our products.

Square Capital is subject to additional risks relating to the availability of capital, seller payments, availability and structure of its bank partnership, expansion of its products, and general macroeconomic conditions.

Square Capital, which includes our wholly owned subsidiary Square Capital, LLC, is subject to risks in addition to those described elsewhere in this Annual Report on Form 10-K. Maintaining and growing Square Capital is dependent on institutional third-party investors purchasing the eligible business loans originated by our bank partner. If such third parties fail to continue to purchase such business loans or reduce the amount of future loans they purchase, then our bank partner may need to reduce originations, or we would need to fund the purchase of additional business loans from our own resources. We then may have to reduce the scale of Square Capital, which could have a direct impact on our ability to grow. If third parties reduce the price they are willing to pay for these business loans or reduce the servicing fees they pay us in exchange for servicing the business loans on their behalf, then the financial performance of Square Capital would be harmed.

The business loans are generally unsecured obligations of our Square sellers who utilize Square Capital, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our Square sellers could cause some Square sellers who utilize Square Capital to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where Square Capital's recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third party investors depend on the collectability of the business loans, if there is an increase in Square sellers who utilize Square Capital who are unable to make repayment of business loans, we will be unable to collect our entire servicing fee for such loans.

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

We intend to continue to explore other products, models and structures for Square Capital, including partnering with referral partners and forming a Utah industrial loan corporation and other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals or capabilities that we have not yet obtained or developed. For example, we launched a limited consumer lending pilot program. The licenses required in connection with such pilot and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

Our business is subject to extensive regulation and oversight in a variety of areas, all of which are subject to change and uncertain interpretation.

We are subject to a wide variety of local, state, federal, and international laws, regulations, and industry standards in the United States and in other countries in which we operate. These laws and regulations govern numerous areas that are important to our business, including, but not limited to, consumer protection, privacy, information security, fair lending, financial services, labor and employment, immigration, import and export practices, product labeling, competition, data protection, and marketing and communications practices. Such laws and regulations are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. Any perceived or actual breach of laws and regulations could result in investigations, regulatory inquiries, litigation, fines, or otherwise negatively impact our business. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services; that could cause us to be subject to audits, inquiries, investigations, or lawsuits; that could result in fines, injunctive relief, or other liabilities; or that could require costly, time-consuming, or otherwise burdensome compliance measures from us.

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another, we will increasingly be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union in 2016 adopted a General Data Protection Regulation (GDPR), effective in May 2018, that will supersede current EU data protection legislation, impose more stringent data privacy and data protection requirements and provide greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. In the United Kingdom, a Data Protection Bill has been introduced to the House of Lords that proposes to substantially implement the GDPR. Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation.

We have incurred, and may continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. Any failure, real or perceived, by us to comply with our posted privacy policies or with any regulatory requirements or orders, other local, state, federal, or international privacy, data protection, information security or consumer protection-related laws and regulations, industry standards or contractual obligations could cause our customers to reduce their use of our products and services and could materially and adversely affect our business.

Further, from time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with the legal and regulatory requirements, including changes in laws and regulations or new interpretations of existing laws and regulations, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.

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

We recently introduced a feature to the Cash App that permits our customers to buy and sell bitcoin. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. We do not believe that the bitcoin platform involves offering participants securities that are subject to the registration or other provisions of the federal or state securities laws. We also do not believe the feature subjects us to regulation under the federal securities laws, including as a broker-dealer or an investment adviser, or registration under the federal commodities laws. However, the regulation of cryptocurrency and crypto platforms is still an evolving area and it is possible that a court or a federal or state regulator could disagree with one or more of these conclusions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, and to the extent that the feature is viewed by the market as a valuable asset to Square, the price of our Class A common stock could decrease. Additionally, there is no specific accounting guidance in U.S. GAAP covering accounting for cryptocurrencies, which means the accounting can be complex and subject to challenge or scrutiny. The final conclusions on the accounting treatment for our cryptocurrency transactions could affect the presentation of our results of operations.

Although we have a compliance program focused on the laws, rules, and regulations applicable to our business and we are continually investing more in this program, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal, state or local regulators, including state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state and local laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

We receive significant media attention and, as a public company, have a higher profile, which could result in increased litigation or other legal or regulatory proceedings. In addition, some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights.

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

As of December 31, 2017, we had 379 issued patents in force in the United States and abroad and 605 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, and capital lease arrangements. While we believe that our existing cash and cash equivalents, marketable securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity or debt financings or enter into additional credit facilities for other reasons, and we may not be able to secure any such additional debt or equity financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Prior to December 1, 2021, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded the applicable threshold for the relevant period in the calendar quarter ending December 31, 2017, the Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2018. Whether the Notes will be convertible following such calendar quarter will depend on the satisfaction of this condition, other conditions or such other certain events in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. In addition, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.

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

For example, in February 2016, the FASB issued a new accounting standard for leasing which will be effective for us in fiscal year 2019. While we know it will have an impact, we are still evaluating the extent that this new accounting standard will impact our consolidated financial statements and related disclosures. Changes resulting from this and other new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued us a formal notice relating to the Company's classification of its business activities. Although we disagree with the Tax Collector's position and are contesting this matter, the ultimate resolution is uncertain and, if the Tax Collector’s position were to prevail, we could have additional tax liabilities, which may adversely affect our financial condition and results of operations in the periods for which such determination is made. In addition, our future tax liability could be adversely affected by changes in tax laws, rates, and regulations. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The 2017 Tax Cuts and Jobs Act ("2017 Tax Act") was enacted on December 22, 2017 and contains many significant changes to U.S. Federal tax laws. The 2017 Tax Act requires complex computations that were not previously provided for under U.S. tax law. The Company has provided for an estimated effect of the 2017 Tax Act in its financial statements. The 2017 Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the IRS, Department of the Treasury, or other governing bodies that may significantly differ from the Company's interpretation of the law, which could have unforeseen effects on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 80.4% of the voting power of our combined outstanding capital stock as of December 31, 2017. Our executive officers and directors and their affiliates held approximately 75.2% of the voting power of our combined outstanding capital stock as of December 31, 2017. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

As a public company, we incur significant legal, financial, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the New York Stock Exchange (NYSE), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Continuing to comply with these requirements may increase our legal and financial compliance costs and may make some activities more time consuming and costly. In addition, our management and other personnel must divert attention from operational and other business matters to devote substantial time to these requirements. If we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE, which could result in potential loss of confidence by our customers and employees, loss of institutional investor interest, fewer business development opportunities, class action or shareholder derivative lawsuits, depressed stock price, limited liquidity of our Class A common stock, and other material adverse consequences. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public technology companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.

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

actual or perceived data security incidents that we or our service providers may suffer;

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
From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.

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

We were involved in a class action lawsuit concerning independent contractors in connection with our Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the United States District Court for the Northern District of California against our wholly owned subsidiary, Caviar, Inc., which, as amended, alleged that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. We filed our answering brief on December 7, 2016, and Mr. Levin filed his reply on December 21, 2016. No hearing date was set. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim but that it may instead be pursued by a different courier. Subsequently, couriers Nadezhda Rosen and La’Dell Brewster filed a new PAGA-only claim in the Superior Court of the State of California for the County of San Francisco (Superior Court) on November 7, 2016. Plaintiffs claimed that Caviar misclassified its couriers as independent contractors resulting in numerous violations of the California Labor Code, pursuant to which plaintiffs sought statutory penalties for those violations. In February 2017, we participated in a mediation with the parties in these Caviar misclassification suits to explore resolution of the matters at hand. After continued negotiation, the parties reached a global settlement of these suits, which has been confirmed. As a result, the Levin and Rosen lawsuits were dismissed with prejudice in their respective courts on January 24, 2018 and January 18, 2018, respectively.

In addition, from time to time, we are involved in various other litigation matters and disputes arising in the ordinary course of business. We cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While we do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position, or liquidity, we cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to our operating results for any particular period.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “SQ” on November 19, 2015. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the New York Stock Exchange for the period indicated:

Year Ended December 31, 2017	High	Low
First Quarter	$18.17	$13.66
Second Quarter	$24.97	$16.66
Third Quarter	$29.00	$22.66
Fourth Quarter	$49.56	$28.78
Year Ended December 31, 2016
First Quarter	$15.91	$8.06
Second Quarter	$15.87	$8.42
Third Quarter	$12.54	$8.78
Fourth Quarter	$14.82	$10.88

Holders of Record
As of February 22, 2018, there were 50 holders of record of our Class A common stock and 105 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 19, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	11/19/2015	12/31/2015	12/31/2016	12/31/2017
Square, Inc.	100	100.15	104.28	265.26
S&P 500	100	98.72	110.52	134.65
S&P North American Technology	100	99.20	111.15	151.43

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017, and 2016, have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2014, and 2013, and the consolidated balance sheet data as of December 31, 2015, and 2014, are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Transaction-based revenue	$1,920,174	$1,456,160	$1,050,445	$707,799	$433,737
Starbucks transaction-based revenue	—	78,903	142,283	123,024	114,456
Subscription and services-based revenue	252,664	129,351	58,013	12,046	—
Hardware revenue	41,415	44,307	16,377	7,323	4,240
Total net revenue	2,214,253	1,708,721	1,267,118	850,192	552,433
Cost of revenue:
Transaction-based costs	1,230,290	943,200	672,667	450,858	277,833
Starbucks transaction-based costs	—	69,761	165,438	150,955	139,803
Subscription and services-based costs	75,720	43,132	22,470	2,973	—
Hardware costs	62,393	68,562	30,874	18,330	6,012
Amortization of acquired technology	6,544	8,028	5,639	1,002	—
Total cost of revenue	1,374,947	1,132,683	897,088	624,118	423,648
Gross profit	839,306	576,038	370,030	226,074	128,785
Operating expenses:
Product development	321,888	268,537	199,638	144,637	82,864
Sales and marketing	253,170	173,876	145,618	112,577	64,162
General and administrative	250,553	251,993	143,466	94,220	68,942
Transaction, loan and advance losses	67,018	51,235	54,009	24,081	15,329
Amortization of acquired customer assets	883	850	1,757	1,050	—
Impairment of intangible assets	—	—	—	—	2,430
Total operating expenses	893,512	746,491	544,488	376,565	233,727
Operating loss	(54,206)	(170,453)	(174,458)	(150,491)	(104,942)
Interest and other (income) expense, net	8,458	(780)	1,613	2,162	(962)
Loss before income tax	(62,664)	(169,673)	(176,071)	(152,653)	(103,980)
Provision for income taxes	149	1,917	3,746	1,440	513
Net loss	(62,813)	(171,590)	(179,817)	(154,093)	(104,493)
Deemed dividend on Series E preferred stock	—	—	(32,200)	—	—
Net loss attributable to common stockholders	$(62,813)	$(171,590)	$(212,017)	$(154,093)	$(104,493)
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.50)	$(1.24)	$(1.08)	$(0.82)
Diluted	$(0.17)	$(0.50)	$(1.24)	$(1.08)	$(0.82)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	379,344	341,555	170,498	142,042	127,845
Diluted	379,344	341,555	170,498	142,042	127,845

Costs and expenses include share-based compensation expense as follows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$77	$—	$—	$—	$—
Product development	98,310	91,404	54,738	24,758	8,820
Sales and marketing	17,568	14,122	7,360	3,738	1,235
General and administrative	39,881	33,260	20,194	7,604	4,603
Total share-based compensation	$155,836	$138,786	$82,292	$36,100	$14,658

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$696,474	$452,030	$461,329	$222,315	$166,176
Settlements receivable	620,523	321,102	142,727	115,481	64,968
Working capital	805,467	423,961	371,361	218,761	124,061
Total assets	2,187,270	1,211,362	894,772	541,888	318,341
Customers payable	733,736	431,632	224,811	148,648	95,794
Long-term debt (Note 9)	358,572	—	—	30,000	—
Total stockholders’ equity	786,333	576,153	508,048	273,672	162,294

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to revenue, net income (loss), and other results under generally accepted accounting principles (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment processors. Each of these metrics and measures excludes the effect of our processing agreement with Starbucks which transitioned to another payments solutions provider in the fourth quarter of 2016. As we do not expect transactions with Starbucks to recur, we believe it is useful to exclude Starbucks activity to clearly show the impact Starbucks has had on our financial results historically. Our agreements with other sellers generally provide both those sellers and us the unilateral right to terminate such agreements at any time, without fine or penalty.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except for GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$65,343	$49,683	$35,643	$23,780	$14,822
Adjusted Revenue	$983,963	$686,618	$452,168	$276,310	$160,144
Adjusted EBITDA	$139,009	$44,887	$(41,115)	$(67,741)	$(51,530)
Adjusted Net Income (Loss) Per Share:
Basic	$0.30	$0.04	$(0.39)	$(0.62)	$(0.46)
Diluted	$0.27	$0.04	$(0.39)	$(0.62)	$(0.46)

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to peer-to-peer payments sent from a credit card and Cash for Business. As described above, GPV excludes card payments processed for Starbucks.

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
We believe it is useful to subtract transaction-based costs from total net revenue to derive Adjusted Revenue as this is a primary metric used by management to measure our business performance, and it affords greater comparability to other payments solution providers. Substantially all of the transaction-based costs are interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions. While some payments solution providers present their revenue in a similar fashion to us, others present their revenue net of transaction-based costs because, unlike us, they pass through these costs directly to their sellers and are not deemed the principal in these arrangements. Under our standard pricing model, we do not pass through these costs directly to our sellers.
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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Total net revenue	$2,214,253	$1,708,721	$1,267,118	$850,192	$552,433
Less: Starbucks transaction-based revenue	—	78,903	142,283	123,024	114,456
Less: transaction-based costs	1,230,290	943,200	672,667	450,858	277,833
Adjusted Revenue	$983,963	$686,618	$452,168	$276,310	$160,144

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

•
In connection with the issuance of our convertible senior notes (as described in Note 9), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results.

•
We exclude the litigation settlement with Robert E. Morley (as described in Note 1), gain or loss on the sale of property and equipment, and impairment of intangible assets from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net loss	$(62,813)	$(171,590)	$(179,817)	$(154,093)	$(104,493)
Starbucks transaction-based revenue	—	(78,903)	(142,283)	(123,024)	(114,456)
Starbucks transaction-based costs	—	69,761	165,438	150,955	139,803
Share-based compensation expense	155,836	138,786	82,292	36,100	14,658
Depreciation and amortization	37,279	37,745	27,626	18,586	8,272
Litigation settlement expense	—	48,000	—	—	—
Interest and other (income) expense, net	8,458	(780)	1,613	2,162	(962)
Provision for income taxes	149	1,917	3,746	1,440	513
Loss (gain) on sale of property and equipment	100	(49)	270	133	2,705
Impairment of intangible assets	—	—	—	—	2,430
Adjusted EBITDA	$139,009	$44,887	$(41,115)	$(67,741)	$(51,530)

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net loss	$(62,813)	$(171,590)	$(179,817)	$(154,093)	$(104,493)
Starbucks transaction-based revenue	—	(78,903)	(142,283)	(123,024)	(114,456)
Starbucks transaction-based costs	—	69,761	165,438	150,955	139,803
Share-based compensation expense	155,836	138,786	82,292	36,100	14,658
Amortization of intangible assets	7,615	9,013	7,503	2,133	54
Litigation settlement expense	—	48,000	—	—	—
Amortization of debt discount and issuance costs	14,223	—	—	—	—
Loss (gain) on sale of property and equipment	100	(49)	270	133	2,705
Impairment of intangible assets	—	—	—	—	2,430
Adjusted Net Income (Loss)	$114,961	$15,018	$(66,597)	$(87,796)	$(59,299)
Adjusted Net Income (Loss) Per Share:
Basic	$0.30	$0.04	$(0.39)	$(0.62)	$(0.46)
Diluted	$0.27	$0.04	$(0.39)	$(0.62)	$(0.46)
Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	379,344	341,555	170,498	142,042	127,845
Diluted	426,519	370,258	170,498	142,042	127,845

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

Overview

We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers also need innovative solutions to thrive, and we have since expanded to provide additional products and services to give these businesses access to the same tools as large businesses. Square is a cohesive commerce ecosystem that helps our sellers start, run, and grow their businesses. We combine sophisticated software with affordable hardware to enable sellers to turn mobile and computing devices into powerful payment and point-of-sale solutions. We focus on technology and design to create products and services that are cohesive, fast, self-serve, and dependable.

The foundation of our ecosystem is a full service, managed payments offering. Once a seller downloads the Square Point of Sale mobile app, they can quickly and easily take their first payment, because we can typically bring them onto our system in minutes. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website. Once on our system, sellers gain access to technology and features such as reporting and analytics, next-day settlements, digital receipts, payment dispute and chargeback management, security, and Payment Card Industry (PCI) compliance.

Our commerce ecosystem also includes powerful point-of-sale software and services that help sellers make informed business decisions through the use of analytics and reporting. As a result, sellers can manage orders, inventory, locations, employees, and payroll; engage and grow their sales with customers; and gain access to business loans through our Square Capital service. Some of these advanced point-of-sale features are broadly applicable to our seller base and include Employee Management and Customer Engagement. We have also extended our ecosystem to serve sellers with more specific needs. Our Build with Square developer platform (application programming interface or APIs) allows businesses with individualized needs to customize their business solutions while processing payments on Square and taking advantage of all the services in our ecosystem, including integration with third-party applications. In addition, certain verticals, such as service and retail sellers, benefit from specific features such as Invoices, Appointments, and Square for Retail. We monetize these features through either a per transaction fee, a subscription fee, or a service fee.

In the same way that we have empowered businesses with fast, simple, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals. Cash App offers individuals access to a fast, easy way to send and receive money electronically to and from individuals and businesses. We also offer our Cash App customers the ability to store their funds as well as use their funds via a Visa debit card. We have also recently added functionality to the Cash App to enable customers to buy and sell bitcoin.

We also serve sellers through Caviar, our food ordering platform that helps restaurants reach new customers and increase sales without additional overhead. Caviar revenue consists of seller fees charged to restaurants, delivery fees, and service fees from consumers. All fees are recognized upon delivery of the food, net of refunds.

With Square Capital, we facilitate the offering of loans to sellers based on their payment processing history, and the product is broadly available across our seller base. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale. We also earn a servicing fee from third-party investors that we record as revenue as we provide the services.

We also provide hardware to facilitate commerce for sellers. This hardware includes magstripe reader, contactless and chip readers, chip card readers, Square Stand, Square Register and third-party peripherals.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries, including retail, services, and food-related businesses, and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom.

Operating Metric Overview (in thousands, except for GPV, percentages and per share data)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Gross Payment Volume (GPV) (in millions)	$65,343	$49,683	$35,643	32%	39%
Total net revenue	$2,214,253	$1,708,721	$1,267,118	30%	35%
Adjusted Revenue	$983,963	$686,618	$452,168	43%	52%
Net loss attributable to common stockholders	$(62,813)	$(171,590)	$(212,017)
Adjusted EBITDA	$139,009	$44,887	$(41,115)
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.50)	$(1.24)
Diluted	$(0.17)	$(0.50)	$(1.24)
Adjusted Net Income (Loss) Per Share:
Basic	$0.30	$0.04	$(0.39)
Diluted	$0.27	$0.04	$(0.39)

Components of Results of Operations
Revenue
Transaction-based revenue. We charge our sellers a transaction fee for managed payments solutions that is generally calculated based on a percentage of the total transaction amount processed. We also selectively offer custom pricing for certain sellers.
Starbucks transaction-based revenue. During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Prior to this date we charged a percentage of the total transaction amount for payments solutions we offered to certain Starbucks-owned stores in the United States.
Subscription and services-based revenue. In addition to managed payments and point-of-sale services, we offer our sellers a range of products and services, with Instant Deposit, Caviar, and Square Capital, currently comprising the majority of our subscription and services-based revenue. Our other subscription and services-based products include Cash App, Gift Cards, Square Appointments, Customer Engagement, Employee Management, Payroll, and other subscription and services-based products offered through our Square Marketplace.

Instant Deposit is a functionality within the Cash App and our managed payment solutions that enables customer to instantly deposit funds into their bank accounts. We charge a per transaction fee which we recognize as revenue when customers instantly deposit funds to their bank account.

Revenue for Caviar, our food ordering platform, is derived from seller fees, which are a percentage of total food order value, delivery fees, and service fees paid by the consumer based on total food order value.

Square Capital facilitates loans to sellers that are offered through a partnership bank and are generally repaid through withholding a percentage of the collections of the seller's receivables processed by us. During the first quarter of 2016, we fully transitioned from offering merchant cash advances (MCAs) to loans. The loans are originated by a bank partner, from whom we purchase the loans obtaining all rights, title, and interest. Our intention is to sell the rights, title, and interest in these loans to third-party investors for an upfront fee when the loans are sold. We are retained by the third-party investors to service the loans and earn a servicing fee for facilitating the repayment of these receivables through our payments solutions.
Hardware revenue. Hardware revenue includes revenue from sales of contactless and chip readers, chip card readers, Square Stand, Square Register and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, and barcode scanners, all of which can be integrated with Square Stand to provide a comprehensive point-of-sale solution. In the fourth quarter of 2017, we began selling Square Register, our first all-in-one offering that combines our hardware, point-of-sale software, and payments technology.
Cost of Revenue and Gross Margin
Transaction-based costs. Transaction-based costs consist primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions.
Starbucks transaction-based costs. Starbucks transaction-based costs consist of the same components as our overall transaction-based costs, as applicable to the previously described Starbucks transaction.
Subscription and services-based costs. Subscription and services-based costs consist primarily of Caviar-related costs, which include payments to third-party couriers for deliveries and the cost of equipment provided to sellers. Cost of revenue for other subscription and services-based products consists primarily of the amortization related to the development of software for certain subscription and services-based products.
Hardware costs. Hardware costs consist primarily of product costs associated with contactless and chip readers, chip card readers, Square Stand, Square Register and third-party peripherals. Product costs include manufacturing-related overhead and personnel costs, certain royalties, packaging, and fulfillment costs. Hardware is sold primarily as a means to grow our transaction-based revenue and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware business.
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

Sales and marketing. Sales and marketing expenses consist primarily of four components. The first component is comprised of costs incurred to acquire new sellers through various paid advertising channels, including online search, online display, direct mail, direct response television, mobile advertising, affiliates, and referrals, all of which are expensed as incurred.

The second component includes expenses related to our direct sales, account management, local and product marketing, retail and ecommerce, partnerships, and communications personnel. The third component includes costs associated with free Cash App peer-to-peer transactions. The fourth component includes the costs associated with the manufacturing and distribution of our magstripe reader, which is offered for free on our website and provided through various marketing events and distribution channels. New sellers who purchase a magstripe reader from one of our retail distribution partners are offered a rebate equal to the price paid. The cost to us of manufacturing and distributing magstripe readers are partially offset by amounts received from retail distribution partners. As our sellers transition to using our contactless and chip reader, we expect to distribute relatively fewer magstripe readers, thus reducing that component of our sales and marketing expenses. While we expect sales and marketing expenses to increase as the scale of our business grows, over the long term we also expect sales and marketing expenses to decline as a percentage of total net revenue. Over the short term, however, sales and marketing expenses as a percentage of total net revenue may demonstrate variability based on the timing and magnitude of marketing and customer acquisition initiatives.

General and administrative. General and administrative expenses consist primarily of expenses related to our finance, legal, customer success, Square Capital operations, Caviar operations, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax, and accounting services. While we expect general and administrative expenses to increase in dollar amount to support our growth and costs of compliance associated with being a public company, over time we expect general and administrative expenses to decline as a percentage of total net revenue.

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

The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the period from January 1, 2015 through December 31, 2017, our transaction losses accounted for approximately 0.1% of GPV.

Loan losses related to loans that have been retained by the Company are recorded whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. To determine the fair value of loans, the Company utilizes industry standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value.

Amortization of acquired customer assets. Amortization of acquired customer assets includes customer relationships, restaurant relationships, courier relationships, subscriber relationships, and partner relationships.

Interest and Other Income and Expense, net

Interest and other income and expense, net consists primarily of interest expense related to our long-term debt, interest income on our investment in marketable securities and foreign currency-related gains and losses.

Provision for Income Taxes

The provision for income taxes consists primarily of federal, state, local, and foreign tax. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, permanent differences between U.S. generally accepted accounting principles and local tax laws, certain one-time items, and changes in tax contingencies.
As discussed in further detail in Note 11 to the Consolidated Financial Statements, the 2017 Tax Act contains many significant changes to U.S. Federal tax laws.  The 2017 Tax Act requires complex computations that were not previously provided for under U.S. tax law.  The Company has provided for an estimated effect of the 2017 Tax Act in its financial statements.  The 2017 Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes.  SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") was issued in December 2017. The Company will continue to monitor and assess potential impacts of the 2017 Tax Act in accordance with SAB 118.

Deemed Dividend on Series E Preferred Stock

For the year ended December 31, 2015, we issued 10,299,696 shares of our common stock to certain holders of Series E preferred stock in the form of a deemed stock dividend of $32.2 million. There were no similar occurrences in any other period presented.

Results of Operations

Revenue (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Transaction-based revenue	$1,920,174	$1,456,160	$1,050,445	32%	39%
Starbucks transaction-based revenue	—	78,903	142,283	(100)%	(45)%
Subscription and services-based revenue	252,664	129,351	58,013	95%	123%
Hardware revenue	41,415	44,307	16,377	(7)%	171%
Total net revenue	$2,214,253	$1,708,721	$1,267,118	30%	35%

Comparison of Years Ended December 31, 2017 and 2016

Total net revenue for the year ended December 31, 2017, increased by $505.5 million, or 30%, compared to the year ended December 31, 2016.

Transaction-based revenue for the year ended December 31, 2017, increased by $464.0 million, or 32%, compared to the year ended December 31, 2016. This increase was attributable to growth in GPV processed of $15.7 billion, or 32%, to $65.3 billion from $49.7 billion. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 48% of our GPV in the fourth quarter of 2017, an increase from 43% in the fourth quarter of 2016. We continue to see ongoing success with attracting and enabling large seller growth, which will help drive strong GPV growth as we scale.

During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we did not record any Starbucks transaction-based revenue in the year ended December 31, 2017, and we do not expect transaction-based revenue from Starbucks in the future.

Subscription and services-based revenue for the year ended December 31, 2017 increased by $123.3 million, or 95%, compared to the year ended December 31, 2016. The increases were primarily driven by continued growth of Instant Deposit, Caviar, and Square Capital, which in aggregate grew by $103.0 million when compared to the prior year. Subscription and services-based revenue grew to 11% of total net revenue in the year ended December 31, 2017, up from 8% in the year ended December 31, 2016.

Hardware revenue for the year ended December 31, 2017, decreased by $2.9 million, or 7%, compared to the year ended December 31, 2016. During the year ended December 31, 2016, we had experienced elevated growth in shipments of our contactless and chip reader driven by the fulfillment of the majority of the backlog of pre-orders received in the first half of 2016, following its launch in the fourth quarter of 2015. There was no similar activity during the year ended December 31, 2017. This was offset in part by growth in our sales of our Square Stand and third-party peripherals driven primarily by new features and product offerings.

Comparison of Years Ended December 31, 2016 and 2015

Total net revenue for the year ended December 31, 2016, increased by $441.6 million, or 35%, compared to the year ended December 31, 2015.

Transaction-based revenue for the year ended December 31, 2016, increased by $405.7 million, or 39%, compared to the year ended December 31, 2015. This increase was attributable to growth in GPV processed of $14.0 billion, or 39%, to $49.7 billion from $35.6 billion. We benefited from positive dollar-based retention from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, represented 43% of our GPV in the fourth quarter of 2016, an increase from 39% in the fourth quarter of 2015.

Starbucks transaction-based revenue for the year ended December 31, 2016, decreased by $63.4 million, or 45%, compared to the year ended December 31, 2015. Starbucks-related payment volume declined throughout 2016 and during the fourth quarter of 2016, as Starbucks completed its previously announced transition to another payments solution provider.

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
Total Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Transaction-based costs	$1,230,290	$943,200	$672,667	30%	40%
Starbucks transaction-based costs	—	69,761	165,438	(100)%	(58)%
Subscription and services-based costs	75,720	43,132	22,470	76%	92%
Hardware costs	62,393	68,562	30,874	(9)%	122%
Amortization of acquired technology	6,544	8,028	5,639	(18)%	42%
Total cost of revenue	$1,374,947	$1,132,683	$897,088	21%	26%

Comparison of Years Ended December 31, 2017 and 2016

Total cost of revenue for the year ended December 31, 2017, increased by $242.3 million, or 21%, compared to the year ended December 31, 2016.

Transaction-based costs for the year ended December 31, 2017, increased by $287.1 million, or 30%, compared to the year ended December 31, 2016. This increase was attributable to growth in GPV processed of $15.7 billion, or 32%. Transaction-based costs increased to a lessor extent than transaction-based revenue primarily as a result of growth in Invoices, Virtual Terminal, and E-Commerce API payments, which have higher margins than our card-present transactions, as well as improvements in our transaction cost profile, partially offset by the impact of custom pricing for certain larger sellers. Transaction-based margin as a percentage of GPV was 1.06% for the year ended December 31, 2017, up from 1.03% for the year ended December 31, 2016.

As noted above, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we did not record any Starbucks transaction-based costs in the year ended December 31, 2017 and we do not expect Starbucks transaction-based costs in the future.

Subscription and services-based costs for the year ended December 31, 2017, increased by $32.6 million compared to the year ended December 31, 2016, primarily reflecting increase in costs associated with the growth of Caviar and, to a lesser extent, an increase in costs associated with the growth of Instant Deposit.

Hardware costs for the year ended December 31, 2017, decreased by $6.2 million, or 9%, compared to the year ended December 31, 2016. Hardware costs decreased to a greater extent than hardware revenue mainly as a result of the growth in sales of third-party peripherals which have relatively better terms than our other hardware products. Additionally, during the year ended December 31, 2017, we recorded $4.9 million in inventory reserves, revaluations, and write-offs compared to $4.2 million for the year ended December 31, 2016. This includes a $2.3 million charge recorded as a result of the bankruptcy of one of our distribution partners during the third quarter of 2017.

Amortization of acquired technology assets for the year ended December 31, 2017, decreased by $1.5 million compared to the year ended December 31, 2016, as a result of certain technology assets reaching end of life.

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

Starbucks transaction-based costs for the year ended December 31, 2016, decreased by $95.7 million, or 58%, compared to the year ended December 31, 2015. As noted above, Starbucks-related payment volume declined throughout 2016, and during the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider. Additionally, Starbucks transaction-based costs decreased by a greater percentage than Starbucks transaction-based revenue as a result of Starbucks' agreement to pay us increased processing rates effective October 1, 2015.

Subscription and services-based costs for the year ended December 31, 2016, increased by $20.7 million compared to the year ended December 31, 2015, primarily reflecting increased costs associated with the growth of Caviar. To a lesser extent, we also incurred increased amortization costs related to the development of certain subscription and services-based products.

Hardware costs for the year ended December 31, 2016, increased by $37.7 million, or 122%, compared to the year ended December 31, 2015. Hardware costs grew more slowly than hardware revenue mainly as a result of the growth in sales of our contactless and chip reader, which have relatively better terms than Square Stand.

Amortization of acquired technology assets for the year ended December 31, 2016, increased by $2.4 million compared to the year ended December 31, 2015. The increase was primarily related to new technology assets obtained through acquisitions that occurred in 2015.

Product Development (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Product development	$321,888	$268,537	$199,638	20%	35%
Percentage of total net revenue	15%	16%	16%

Product development expenses for the year ended December 31, 2017, increased by $53.4 million, or 20%, compared to the year ended December 31, 2016, primarily due to an increase of $39.2 million in personnel related costs mainly in our engineering, product, data science and design teams. The increase in personnel related costs includes an increase in share-based compensation expense of $6.9 million.

Product development expenses for the year ended December 31, 2016, increased by $68.9 million, or 35%, compared to the year ended December 31, 2015, primarily due to an increase of $62.9 million in personnel related costs mainly in our engineering, product, data science and design teams. The increase in personnel related costs includes an increase in share-based compensation expense of $36.7 million.

Sales and Marketing (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Sales and marketing	$253,170	$173,876	$145,618	46%	19%
Percentage of total net revenue	11%	10%	11%

Sales and marketing expenses for the year ended December 31, 2017, increased by $79.3 million, or 46%, compared to the year ended December 31, 2016, due to the following:

•	an increase of $25.2 million in costs associated with our Cash App peer-to-peer transfer service as result of continued growth and expansion of this product;

•	an increase of $23.6 million in advertising costs primarily from increased online, direct mail and mobile marketing campaigns during the year; and

•
an increase of $22.4 million in sales and marketing personnel costs to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $3.4 million.

Sales and marketing expenses for the year ended December 31, 2016, increased by $28.3 million, or 19%, compared to the year ended December 31, 2015, due to the following:

•
an increase of $17.8 million in sales and marketing personnel costs to support growth in the business. The increase in personnel related costs includes an increase in share-based compensation expense of $6.8 million.

•	an increase of $4.7 million in costs associated with our Cash App peer-to-peer transfer service; and

•	paid marketing expenditures were stable compared to the prior year.

General and Administrative (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
General and administrative	$250,553	$251,993	$143,466	(1)%	76%
Percentage of total net revenue	11%	15%	11%

General and administrative expenses for the year ended December 31, 2017, decreased by $1.4 million compared to the year ended December 31, 2016. Excluding a $48.0 million non-recurring expense related to the settlement of legal proceedings with Robert E. Morley that was recorded in the year ended December 31, 2016, general and administrative expenses for the year ended December 31, 2017 increased by $46.6 million, due to the following:

•
an increase of $24.8 million in general and administrative personnel costs, mainly as a result of additions to our finance, legal, compliance, customer success, Square Capital operations, Caviar operations and internal business systems personnel as we continue to add resources and skills as our business scales and drive long-term growth. The increase in personnel related costs includes an increase in share-based compensation expense of $6.6 million; and

•
the remaining increase is primarily due to increased third-party legal, finance, consulting, and corporate level expenses such as facilities expansion as our business and personnel continue to scale and diversify.

General and administrative expenses for the year ended December 31, 2016, increased by $108.5 million, or 76%, compared to the year ended December 31, 2015, due to the following:

•	a $48.0 million non-recurring expense related to the settlement of legal proceedings with Robert E. Morley, with no similar activity in the prior year;

•
an increase $37.5 million in general and administrative personnel costs, mainly customer success, legal, compliance, risk, finance, Square Capital operations, and Caviar operations personnel that together will drive long-term operating efficiencies as our business scales. The increase in personnel related costs includes an increase in share-based compensation expense of $13.1 million; and

•	the remaining increase primarily due to increased third-party legal, finance, consulting, and certain software license expenses primarily related to our first year of operations as a public company.

Transaction, Loan and Advance Losses (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Transaction, loan and advance losses	$67,018	$51,235	$54,009	31%	(5)%

Transaction, loan and advance losses for the year ended December 31, 2017, increased by $15.8 million, or 31%, compared to the year ended December 31, 2016, primarily due to growth in GPV. Transaction losses increased to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses, offset by the netting effect of the following:

•
an $8.0 million charge recorded to loan losses in year ended December 31, 2017, with no similar charges during the prior year, as a result of the growth and increasing maturity of our Square Capital loan portfolio, and continued refinement of inputs to our loan loss estimation methodology. We record loan losses when the amortized cost of a loan exceeds the estimated fair value of the loan, as determined at the individual loan level;

•
an out of period adjustment of $5.5 million recorded in the year ended December 31, 2016, as a result of a correction to the calculation of our reserve for transaction losses, with no similar charges during the current year.

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

•	an out of period adjustment of $5.5 million recorded in the year ended December 31, 2016, as a result of a correction to the calculation of our reserve for transaction losses.

Amortization of Acquired Customer Assets (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Amortization of acquired customer assets	$883	$850	$1,757	4%	(52)%

Amortization of acquired customer assets for the year ended December 31, 2017, remained relatively flat compared to the year ended December 31, 2016, as a result of certain customer assets reaching end of life offset by additional customer assets acquired.

Amortization of acquired customer assets for the year ended December 31, 2016, decreased by $0.9 million, or 52%, compared to the year ended December 31, 2015, as a result of certain customer assets reaching end of life.

Interest and Other Income and Expense, net (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Interest and other (income) expense, net	$8,458	$(780)	$1,613	NM	(148)%

Interest and other (income) expense, net, for the year ended December 31, 2017, changed by $9.2 million, compared to the year ended December 31, 2016, primarily due to interest expense related to our convertible notes offset in part by income earned on our investment in marketable securities and foreign exchange rate gains.

Interest and other (income) expense, net, for the year ended December 31, 2016, changed by $2.4 million, or 148%, compared to the year ended December 31, 2015, primarily driven by interest income earned on our investment in marketable securities offsetting interest expense and driven by fluctuations in foreign exchange rates.

Provision for Income Taxes (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Provision for income taxes	$149	$1,917	$3,746	(92)%	(49)%

Provision for income taxes for the year ended December 31, 2017, decreased by $1.8 million compared to the year ended December 31, 2016, primarily related to the federal income tax benefit resulting from the release of the valuation allowance on certain deferred tax assets due to the enactment of the 2017 Tax Act.

Provision for income taxes for the year ended December 31, 2016, decreased by $1.8 million compared to the year ended December 31, 2015, primarily related to the reduction in federal income tax expense.

Deemed Dividend on Series E Preferred Stock (in thousands, except for percentages)

	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015	% Change	% Change
Deemed dividend on Series E preferred stock	$—	$—	$(32,200)	NM	NM

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

	Three Months Ended,
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands, except per share data)
	(unaudited)
Revenue:
Transaction-based revenue	$524,612	$510,019	$482,065	$403,478	$402,496	$388,347	$364,864	$300,453
Starbucks transaction-based revenue	—	—	—	—	34	7,164	32,867	38,838
Subscription and services-based revenue	79,402	65,051	59,151	49,060	40,518	35,320	29,717	23,796
Hardware revenue	12,021	10,089	10,289	9,016	8,869	8,171	11,085	16,182
Total net revenue	616,035	585,159	551,505	461,554	451,917	439,002	438,533	379,269
Cost of revenue:
Transaction-based costs	333,377	328,043	311,092	257,778	260,006	254,061	234,857	194,276
Starbucks transaction-based costs	—	—	—	—	(49)	4,528	28,672	36,610
Subscription and services-based costs	24,559	18,169	17,116	15,876	11,431	12,524	10,144	9,033
Hardware costs	16,783	18,775	14,173	12,662	12,118	15,689	14,015	26,740
Amortization of acquired technology	1,486	1,556	1,695	1,807	1,886	1,886	1,886	2,370
Total cost of revenue	376,205	366,543	344,076	288,123	285,392	288,688	289,574	269,029
Gross profit	239,830	218,616	207,429	173,431	166,525	150,314	148,959	110,240
Operating expenses:
Product development	92,633	82,547	78,126	68,582	64,889	70,418	68,638	64,592
Sales and marketing	76,821	66,533	59,916	49,900	49,406	46,754	39,220	38,496
General and administrative	66,318	64,312	62,988	56,935	53,027	52,075	50,784	96,107
Transaction, loan and advance losses	16,833	19,893	18,401	11,891	13,034	12,885	17,455	7,861
Amortization of acquired customer assets	234	222	222	205	147	164	222	317
Total operating expenses	252,839	233,507	219,653	187,513	180,503	182,296	176,319	207,373
Operating loss	(13,009)	(14,891)	(12,224)	(14,082)	(13,978)	(31,982)	(27,360)	(97,133)
Interest and other (income) expense, net	2,839	1,854	3,266	499	153	111	(327)	(717)
Loss before income tax	(15,848)	(16,745)	(15,490)	(14,581)	(14,131)	(32,093)	(27,033)	(96,416)
Provision (benefit) for income taxes	(185)	(647)	472	509	1,036	230	312	339
Net loss	(15,663)	(16,098)	(15,962)	(15,090)	(15,167)	(32,323)	(27,345)	(96,755)
Deemed dividend on Series E preferred stock	—	—	—	—	—	—	—	—
Net loss attributable to common stockholders	$(15,663)	$(16,098)	$(15,962)	$(15,090)	$(15,167)	$(32,323)	$(27,345)	$(96,755)
Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.09)	$(0.08)	$(0.29)
Diluted	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.09)	$(0.08)	$(0.29)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	390,030	383,951	376,357	366,737	356,343	343,893	334,488	331,324
Diluted	390,030	383,951	376,357	366,737	356,343	343,893	334,488	331,324

Costs and expenses include share-based compensation expense as follows:

	Three Months Ended,
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands)
Share-Based Compensation	(unaudited)
Cost of revenue	$30	$29	$18	$—	$—	$—	$—	$—
Product development	28,564	25,254	25,136	19,356	21,340	23,949	24,168	21,947
Sales and marketing	4,699	4,579	4,355	3,935	4,159	3,697	3,363	2,903
General and administrative	11,232	10,186	10,084	8,379	8,388	9,133	9,391	6,348
Total share-based compensation	$44,525	$40,048	$39,593	$31,670	$33,887	$36,779	$36,922	$31,198

The following table sets forth the key operating metrics and non-GAAP financial measures we use to evaluate our business for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands, except for GPV and per share data)
Key Operating Metrics and non-GAAP Financial Measures	(unaudited)
GPV (in millions)	$17,888	$17,386	$16,421	$13,647	$13,694	$13,248	$12,451	$10,290
Adjusted Revenue	$282,658	$257,116	$240,413	$203,776	$191,877	$177,777	$170,809	$146,155
Adjusted EBITDA	$41,184	$34,304	$36,496	$27,025	$29,793	$11,623	$12,554	$(9,083)
Adjusted Net Income (Loss) Per Share:
Basic	$0.09	$0.08	$0.08	$0.05	$0.06	$0.01	$0.02	$(0.05)
Diluted	$0.08	$0.07	$0.07	$0.05	$0.05	$0.01	$0.02	$(0.05)

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands)
Adjusted Revenue Reconciliation	(unaudited)
Total net revenue	$616,035	$585,159	$551,505	$461,554	$451,917	$439,002	$438,533	$379,269
Less: Starbucks transaction-based revenue	—	—	—	—	34	7,164	32,867	38,838
Less: transaction-based costs	333,377	328,043	311,092	257,778	260,006	254,061	234,857	194,276
Adjusted Revenue	$282,658	$257,116	$240,413	$203,776	$191,877	$177,777	$170,809	$146,155

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands)
Adjusted EBITDA Reconciliation	(unaudited)
Net loss	$(15,663)	$(16,098)	$(15,962)	$(15,090)	$(15,167)	$(32,323)	$(27,345)	$(96,755)
Starbucks transaction-based revenue	—	—	—	—	(34)	(7,164)	(32,867)	(38,838)
Starbucks transaction-based costs	—	—	—	—	(49)	4,528	28,672	36,610
Share-based compensation expense	44,525	40,048	39,593	31,670	33,887	36,779	36,922	31,198
Depreciation and amortization	9,632	9,085	9,125	9,437	9,928	9,681	9,018	9,118
Litigation settlement (benefit) expense	—	—	—	—	—	—	(2,000)	50,000
Interest and other (income) expense, net	2,839	1,854	3,266	499	153	111	(327)	(717)
Provision (benefit) for income taxes	(185)	(647)	472	509	1,036	230	312	339
Loss (gain) on sale of property and equipment	36	62	2	—	39	(219)	169	(38)
Adjusted EBITDA	$41,184	$34,304	$36,496	$27,025	$29,793	$11,623	$12,554	$(9,083)

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017	Dec. 31, 2016	Sep. 30, 2016	Jun. 30, 2016	Mar. 31, 2016
	(in thousands, except per share data)
Adjusted Net Income (Loss) Per Share:	(unaudited)
Net loss	$(15,663)	$(16,098)	$(15,962)	$(15,090)	$(15,167)	$(32,323)	$(27,345)	$(96,755)
Starbucks transaction-based revenue	—	—	—	—	(34)	(7,164)	(32,867)	(38,838)
Starbucks transaction-based costs	—	—	—	—	(49)	4,528	28,672	36,610
Share-based compensation expense	44,525	40,048	39,593	31,670	33,887	36,779	36,922	31,198
Amortization of intangible assets	1,747	1,804	1,943	2,121	2,090	2,076	2,134	2,713
Litigation settlement expense	—	—	—	—	—	—	(2,000)	50,000
Amortization of debt discount and issuance costs	4,335	4,277	4,221	1,390	—	—	—	—
Loss (gain) on sale of property and equipment	$36	$62	$2	$—	$39	$(219)	$169	$(38)
Adjusted Net Income (Loss)	$34,980	$30,093	$29,797	$20,091	$20,766	$3,677	$5,685	$(15,110)
Adjusted Net Income (Loss) Per Share:
Basic	$0.09	$0.08	$0.08	$0.05	$0.06	$0.01	$0.02	$(0.05)
Diluted	$0.08	$0.07	$0.07	$0.05	$0.05	$0.01	$0.02	$(0.05)
Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	390,030	383,951	376,357	366,737	356,343	343,893	334,488	331,324
Diluted	450,703	432,284	418,468	404,319	382,531	370,746	365,731	331,324

Quarterly Trends

Transaction-based revenue is highly correlated with the level of GPV generated by sellers using our managed payments services. Historically our transaction-based revenue has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect has been masked by our rapid growth. There was no Starbucks transaction-based revenue in 2017, after Starbucks transaction-based revenue declined throughout 2016, leading up to the completion of Starbucks' transition to another payments solution provider during the fourth quarter of 2016. Accordingly, we do not expect revenue from Starbucks to recur in the future.

Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. The sequential increase is primarily driven by continued growth of Instant Deposit, Caviar, and Square Capital.
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
Changes in sales and marketing expenses reflect the variable nature of the timing and magnitude of paid marketing and customer acquisition initiatives across our advertising channels. Changes in sales and marketing expenses are also affected by the timing of additions of direct sales, account management, local, product and paid marketing, retail and ecommerce, partnerships, and communications personnel. Additionally, sales and marketing expenses are affected by the timing and magnitude of costs related to our Cash App peer-to-peer service and the total shipments of our magstripe readers in a given period, as they include the cost of manufacturing and distributing those readers.
Changes in general and administrative expenses primarily reflect the timing of additions of finance, legal, risk operations, human resources, and administrative personnel, as well as the timing of non income tax payments and reserves. They also reflect the timing of costs related to customer success personnel and systems, as well as fees paid for professional services, including legal and financial services. During the first quarter of 2016, general and administrative expenses included $50.0 million of non-recurring expense related to legal proceedings with Robert E. Morley, which was settled the following quarter, with no similar activity in the other periods presented.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable securities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash and cash equivalents	$696,474	$452,030	$461,329
Short-term restricted cash	28,805	22,131	13,537
Long-term restricted cash	9,802	14,584	14,686
Cash, cash equivalents, and restricted cash	735,081	488,745	489,552
Short-term investments	169,576	59,901	—
Long-term investments	203,667	27,366	—
Cash, cash equivalents, restricted cash and investments in marketable securities	1,108,324	576,012	489,552

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$127,711	$23,131	$21,123
Net cash used in investing activities:	(340,611)	(114,241)	(43,218)
Net cash provided by financing activities	454,933	90,741	264,763
Effect of foreign exchange rate on cash and cash equivalents	4,303	(438)	(1,775)
Net increase (decrease) in cash, cash equivalents and restricted cash	$246,336	$(807)	$240,893

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable securities. As of December 31, 2017, we had $1.1 billion of cash and cash equivalents, and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale. In November 2015, we completed our initial public offering in which we received total net proceeds of $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of $6.9 million. Prior to our initial public offering, our principal source of liquidity was private sales of convertible preferred stock with total cash proceeds to us of $544.9 million.

On March 6, 2017, we issued $440.0 million in aggregate principal amount of convertible senior notes (Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the Notes, we entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was approximately $92.1 million. In addition, we sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $31.18 per share. We received approximately $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes. The net proceeds from this transaction, after issuance costs was approximately $393.4 million. See Note 9, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on these transactions.

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

Short-term restricted cash of $28.8 million as of December 31, 2017 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $9.8 million as of December 31, 2017 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, due to fluctuations in settlements receivable, and customers payable, and hence working capital. These fluctuations are primarily due to:

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

Cash Flows from Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction, loan and advance losses, deferred income taxes, and gain (loss) on disposal of property and equipment, as well as the effect of changes in operating assets and liabilities, including working capital.

For the year ended December 31, 2017, cash provided by operating activities was $127.7 million, primarily as a result of:

•
Net loss of $62.8 million, offset by non-cash items consisting primarily of share-based compensation of $155.8 million, transaction, loan and advance losses of $67.0 million, and depreciation and amortization of $37.3 million. These items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $301.8 million, and increases in settlements payable of $63.6 million. Customers payable and settlements payable balances increased significantly as the year ended on a Sunday and transactions over a weekend will not settle until the following week. These balances are largely offset by settlements receivable, described below, which moves in tandem.

•
These were offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $305.8 million for reasons aforementioned, increases in customer funds of $59.5 million as result of an increasing customer base with stored funds on the Cash App, charge-offs to accrued transaction losses of $46.1 million arising as a result of growth in GPV, and due to the net activity related to loans held for sale of $39.3 million arising from increased loan purchases.

For the year ended December 31, 2016, cash provided by operating activities was $23.1 million, primarily as a result of:

•
Net loss of $171.6 million, offset by non-cash items consisting primarily of share-based compensation of $138.8 million, transaction, loan and advance losses of $51.2 million, and depreciation and amortization of $37.7 million.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $206.6 million, increases in settlements payable of $38.0 million and decreases in other current assets of $16.1 million.

•
These were offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $177.7 million, charge-offs to accrued transaction losses of $47.9 million, the net activity related to loans held for sale of $41.3 million and increases in customer funds of $34.1 million.

For the year ended December 31, 2015, cash provided by operating activities was $21.1 million, primarily as a result of:

•
Net loss of $179.8 million, offset by non-cash items consisting primarily of share-based compensation of $82.3 million, transaction, loan and advance losses of $54.0 million, and depreciation and amortization of $27.6 million.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $76.0 million, increases in settlements payable of $13.1 million and increases in accrued expenses of $21.5 million.

•
These were offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $31.8 million, charge-offs to accrued transaction losses of $34.7 million and increases in other current assets of $25.8 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable securities, investment in privately held entity and business acquisitions.

For the year ended December 31, 2017, cash used in investing activities was $340.6 million, primarily as a result of the purchase of marketable securities of $544.9 million, offset in part by proceeds from maturities and sales of marketable securities of $257.3 million. We increased our investment portfolio using proceeds from the financing activities described below. Additional uses of cash were a result of a strategic investment in a privately held entity of $25.0 million and the purchase of property and equipment of $26.1 million to help us scale.

For the year ended December 31, 2016, cash used in investing activities was $114.2 million, primarily as a result of the purchase of marketable securities of $164.8 million, offset in part by proceeds from maturities and sales of marketable securities of $77.4 million. Additional uses of cash were as a result of the purchase of property and equipment of $25.4 million.

For the year ended December 31, 2015, cash used in investing activities was $43.2 million, primarily as a result of capital expenditures of $37.4 million and business acquisitions of $4.5 million.

Cash Flows from Financing Activities
For the year ended December 31, 2017, cash provided by financing activities was $454.9 million, primarily as a result of $393.4 million in net proceeds from the Notes offering and as a result of proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $162.5 million, offset in part by the settlement of a warrant with Starbucks of $54.8 million and payments for employee tax withholding related to vesting of restricted stock units of $44.7 million. We intend to use the proceeds from financing activities to support general corporate purposes and help us grow to scale.

For the year ended December 31, 2016 cash provided by financing activities was $90.7 million, primarily as a result of proceeds from issuances of common stock from the exercise of options, warrants, and employee stock purchase plan of $96.4 million, offset in part by payments in offering costs related to our initial public offering of $5.5 million.

For the year ended December 31, 2015, cash provided by financing activities was $264.8 million, as a result of proceeds from our initial public offering of $251.3 million, proceeds from our issuance of convertible preferred stock of $30.0 million, proceeds from the exercise of stock options of $13.8 million, and an excess tax benefit from share-based award activity of $1.1 million, offset in part by principal payments on debt of $30.0 million and payments of debt issuance costs of $1.4 million.

Contractual Obligations and Commitments

Our principal commitments consist of convertible senior notes, operating leases, capital leases, and purchase commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2017.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Convertible senior notes, including interest	$446,738	$1,650	$3,300	$441,788	$—
Operating leases	106,890	18,740	34,812	33,955	19,383
Capital leases	6,496	2,656	3,805	35	—
Purchase commitments	20,387	20,387	—	—	—
Total	$580,511	$43,433	$41,917	$475,778	$19,383

Convertible Senior Notes
On March 6, 2017, we issued $440.0 million in aggregate principal amount of Notes that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. See Note 9, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on this transaction.
Lease Commitments

We have entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2018 and 2025. We recognized total rental expenses under operating leases of $12.9 million, $11.3 million, and $12.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Purchase commitments

We had non-cancelable purchase obligations to hardware suppliers for $20.4 million for the year ended December 31, 2017.

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

We believe accounting policies and the assumptions and estimates associated with accrued transaction losses and revenue recognition have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Accrued Transaction Losses

We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility of transaction payments. We estimate accrued transaction losses based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates. During the year ended December 31, 2017, we recorded transaction losses of $53.0 million, which as a percentage of GPV were less than 0.1%, and continues to show improvement relative to historical averages. We expect transaction losses to increase to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses.

Revenue Recognition

Application of the various accounting principles in U.S. GAAP requires that we make judgments and estimates related to the classification, measurement and recognition of revenue. Complex arrangements may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal in the delivery of managed payments solutions to sellers and therefore recognize the transaction fees we earn as revenue on a gross basis, or we are an agent and hence recognize revenue on a net basis can require considerable judgment. We have concluded that we are the principal in these arrangements because we: (i) are the merchant of record and the primary obligor to the seller, (ii) are responsible for processing the payment, (iii) have latitude in establishing pricing with respect to the sellers and other terms of service, (iv) have sole discretion in selecting the third party to settlement the transaction, and (v) assume the credit risk for the transactions processed. Accordingly, we recognize the transaction fees we earn as revenue on gross basis. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of December 31, 2017, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Square, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.
San Francisco, California
February 27, 2018

SQUARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$696,474	$452,030
Short-term investments	169,576	59,901
Restricted cash	28,805	22,131
Settlements receivable	620,523	321,102
Customer funds	103,042	43,574
Loans held for sale	73,420	42,144
Other current assets	86,454	60,543
Total current assets	1,778,294	1,001,425
Property and equipment, net	91,496	88,328
Goodwill	58,327	57,173
Acquired intangible assets, net	14,334	19,292
Long-term investments	203,667	27,366
Restricted cash	9,802	14,584
Other non-current assets	31,350	3,194
Total assets	$2,187,270	$1,211,362
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,763	$12,602
Customers payable	733,736	431,632
Settlements payable	114,788	51,151
Accrued transaction losses	26,893	20,064
Accrued expenses	52,280	39,543
Other current liabilities	28,367	22,472
Total current liabilities	972,827	577,464
Long-term debt (Note 9)	358,572	—
Other non-current liabilities	69,538	57,745
Total liabilities	1,400,937	635,209
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at December 31, 2017 and December 31, 2016. None issued and outstanding at December 31, 2017 and December 31, 2016.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at December 31, 2017 and December 31, 2016; 280,400,813 and 198,746,620 issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at December 31, 2017 and December 31, 2016; 114,793,262 and 165,800,756 issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	—	—
Additional paid-in capital	1,630,386	1,357,381
Accumulated other comprehensive loss	(1,318)	(1,989)
Accumulated deficit	(842,735)	(779,239)
Total stockholders’ equity	786,333	576,153
Total liabilities and stockholders’ equity	$2,187,270	$1,211,362
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Transaction-based revenue	$1,920,174	$1,456,160	$1,050,445
Starbucks transaction-based revenue	—	78,903	142,283
Subscription and services-based revenue	252,664	129,351	58,013
Hardware revenue	41,415	44,307	16,377
Total net revenue	2,214,253	1,708,721	1,267,118
Cost of revenue:
Transaction-based costs	1,230,290	943,200	672,667
Starbucks transaction-based costs	—	69,761	165,438
Subscription and services-based costs	75,720	43,132	22,470
Hardware costs	62,393	68,562	30,874
Amortization of acquired technology	6,544	8,028	5,639
Total cost of revenue	1,374,947	1,132,683	897,088
Gross profit	839,306	576,038	370,030
Operating expenses:
Product development	321,888	268,537	199,638
Sales and marketing	253,170	173,876	145,618
General and administrative	250,553	251,993	143,466
Transaction, loan and advance losses	67,018	51,235	54,009
Amortization of acquired customer assets	883	850	1,757
Total operating expenses	893,512	746,491	544,488
Operating loss	(54,206)	(170,453)	(174,458)
Interest and other (income) expense, net	8,458	(780)	1,613
Loss before income tax	(62,664)	(169,673)	(176,071)
Provision for income taxes	149	1,917	3,746
Net loss	(62,813)	(171,590)	(179,817)
Deemed dividend on Series E preferred stock	—	—	(32,200)
Net loss attributable to common stockholders	$(62,813)	$(171,590)	$(212,017)
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.50)	$(1.24)
Diluted	$(0.17)	$(0.50)	$(1.24)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	379,344	341,555	170,498
Diluted	379,344	341,555	170,498
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(62,813)	$(171,590)	$(179,817)
Net foreign currency translation adjustments	1,900	(716)	(356)
Net unrealized gain (loss) on revaluation of intercompany loans	385	(11)	(22)
Net unrealized loss on marketable securities	(1,614)	(77)	—
Total comprehensive loss	$(62,142)	$(172,394)	$(180,195)

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2014	135,252,809	$514,945	154,603,683	$—	$155,166	$(807)	$(395,632)	$273,672
Net loss	—	—	—	—	—	—	(179,817)	(179,817)
Shares issued in connection with:
Issuance of common stock upon initial public offering, net of issuance costs	—	—	29,700,000		245,726	—	—	245,726
Series E preferred stock financing	1,940,058	29,952	—	—	—	—	—	29,952
Conversion of Series A, B, C, D & E preferred stock upon initial public offering to common stock	(137,192,867)	(544,897)	137,192,867		544,897	—	—	—
Deemed dividend on Series E preferred stock	—	—	10,299,696	—	32,200	—	(32,200)	—
Exercise of stock options	—	—	5,544,785	—	14,766	—	—	14,766
Issuance of common stock related to acquisitions	—	—	3,591,014	—	35,776	—	—	35,776
Issuance of common stock	—	—	3,777	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4,958	—	—	4,958
Contribution of common stock	—	—	(5,068,238)	—	—	—	—	—
Repurchase of common stock	—	—	(918,139)	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	(378)	—	(378)
Share-based compensation	—	—	—	—	82,292	—	—	82,292
Tax benefit from share-based award activity	—	—	—	—	1,101	—	—	1,101
Balance at December 31, 2015	—	$—	334,949,445	$—	$1,116,882	$(1,185)	$(607,649)	$508,048
Net loss	—	—	—	—	—	—	(171,590)	(171,590)
Shares issued in connection with:
Exercise of stock options and warrants	—	—	24,413,821	—	82,438	—	—	82,438
Purchases under employee stock purchase plan	—	—	1,852,900	—	14,201	—	—	14,201
Vesting of restricted stock units	—	—	3,392,726	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	2,313	—	—	2,313
Cancellation of shares related to business combinations	—	—	(228)	—	—	—	—	—
Repurchase of common stock	—	—	(61,288)	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	(804)	—	(804)
Share-based compensation	—	—	—	—	141,547	—	—	141,547
Balance at December 31, 2016	—	$—	364,547,376	$—	$1,357,381	$(1,989)	$(779,239)	$576,153
Net loss	—	—	—	—	—	—	(62,813)	(62,813)
Shares issued in connection with:
Exercise of stock options	—	—	24,510,745	—	144,774	—	—	144,774
Purchases under employee stock purchase plan	—	—	1,670,045	—	17,859	—	—	17,859
Vesting of restricted stock units	—	—	5,964,153	—	—	—	—	—

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Vesting of early exercised stock options and other	—	—		—	661	—	—	661
Repurchase of common stock	—	—	(24,209)	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	671	—	671
Share-based compensation	—	—	—	—	159,509	—	—	159,509
Tax withholding related to vesting of restricted stock units	—	—	(1,474,035)	—	(44,682)	—	—	(44,682)
Conversion feature of convertible senior notes, due 2022, net of allocated debt issuance costs	—	—	—	—	83,901	—	—	83,901
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2022	—	—	—	—	(92,136)	—	—	(92,136)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2022	—	—	—	—	57,244	—	—	57,244
Payment for termination of Starbucks warrant	—	—	—	—	(54,808)	—	—	(54,808)
Cumulative adjustment due to adoption of new standard (Note 12)	—	—	—	—	683	—	(683)	—
Balance at December 31, 2017	—	—	395,194,075	—	1,630,386	(1,318)	(842,735)	786,333

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(62,813)	$(171,590)	$(179,817)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	37,279	37,745	27,626
Non-cash interest and other expense	14,421	(49)	270
Share-based compensation	155,836	138,786	82,292
Excess tax benefit from share-based payment activity	—	—	(1,101)
Transaction, loan and advance losses	67,018	51,235	54,009
Deferred provision (benefit) for income taxes	(1,385)	58	26
Changes in operating assets and liabilities:
Settlements receivable	(305,831)	(177,662)	(31,810)
Customer funds	(59,468)	(34,128)	(6,462)
Purchase of loans held for sale	(1,184,630)	(668,976)	(816)
Sales and principal payments of loans held for sale	1,145,314	627,627	21
Other current assets	(26,119)	16,116	(25,841)
Other non-current assets	(3,274)	631	1,220
Accounts payable	4,515	(2,147)	7,831
Customers payable	301,778	206,574	76,009
Settlements payable	63,637	38,046	13,105
Charge-offs to accrued transaction losses	(46,148)	(47,931)	(34,655)
Accrued expenses	12,207	(409)	21,450
Other current liabilities	3,683	6,056	6,655
Other non-current liabilities	11,691	3,149	11,111
Net cash provided by operating activities	127,711	23,131	21,123
Cash flows from investing activities:
Purchase of marketable securities	(544,910)	(164,766)	—
Proceeds from maturities of marketable securities	168,224	43,200	—
Proceeds from sale of marketable securities	89,087	34,222	—
Purchase of property and equipment	(26,097)	(25,433)	(37,432)
Proceeds from sale of property and equipment	—	296	—
Payments for investment in privately held entity	(25,000)	—	—
Payment for acquisition of intangible assets	—	(400)	(1,286)
Business acquisitions, net of cash acquired	(1,915)	(1,360)	(4,500)
Net cash used in investing activities:	(340,611)	(114,241)	(43,218)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	428,250	—	—
Purchase of convertible senior note hedges	(92,136)	—	—
Proceeds from issuance of warrants	57,244	—	—
Payment for termination of Starbucks warrant	(54,808)	—	—
Proceeds from issuance of preferred stock, net	—	—	29,952
Proceeds from issuance of common stock upon initial public offering, net of offering costs		—	251,257
Payments of offering costs related to initial public offering	—	(5,530)	—
Principal payments on debt	—	—	(30,000)
Payments of debt issuance costs	—	—	(1,387)
Principal payments on capital lease obligation	(1,439)	(168)	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	162,504	96,439	13,840
Payments for tax withholding related to vesting of restricted stock units	(44,682)	—	—
Excess tax benefit from share-based payment award	—	—	1,101

Net cash provided by financing activities	454,933	90,741	264,763
Effect of foreign exchange rate on cash and cash equivalents	4,303	(438)	(1,775)
Net increase (decrease) in cash, cash equivalents and restricted cash	246,336	(807)	240,893
Cash, cash equivalents and restricted cash, beginning of the year	488,745	489,552	248,659
Cash, cash equivalents and restricted cash, end of the year	$735,081	$488,745	$489,552
See accompanying notes to consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers start, run, and grow their businesses. Square enables sellers to accept card payments and also provides reporting and analytics, next-day settlement, and chargeback protection. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage customers; and grow sales. Cash App is an easy way for businesses and individuals to send and receive money and Caviar is a food ordering service for pickup and delivery that helps restaurants reach new customers. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the United Kingdom.

Reclassifications and Other Adjustments

As a result of the Company’s adoption of Accounting Standards Update (ASU) No. 2016-18, Restricted Cash, on January 1, 2017, the Company reclassified changes in restricted cash balances from investing activities in the statement of cash flows to changes in cash, cash equivalents and restricted cash. For the years ended December 31, 2016 and 2015, $8.5 million and $1.9 million, respectively, was reclassified from cash outflows from investing activities to changes in cash, cash equivalents and restricted cash.

During the year ended December 31, 2017, the Company has reclassified certain prior period balances to conform to the current period presentation. In particular the Company has combined the Customer funds obligation and Customers payable into a single caption called Customers payable on the consolidated balance sheet. This classification change was made because both accounts reflect customer amounts that are held by Square that are obligations to the customer.

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

Transaction-based revenue and Starbucks transaction-based revenue

The Company charges its sellers a transaction fee for managed payments solutions that is generally calculated as a percentage of the total transaction amount processed. The Company selectively offers custom pricing for certain sellers. The Company had a processing agreement with Starbucks, for certain Starbucks-owned stores in the United States. During the fourth quarter of 2016, Starbucks completed its previously announced transition to another payments solution provider.

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

Subscription and services-based revenue

Subscription and services-based revenue is primarily generated by Instant Deposit, Caviar, Square Capital and various software as a service products.

Instant Deposit is a functionality within the Cash App and the Company's managed payment solutions that enables customer to instantly deposit funds into their bank accounts. The Company charges a per transaction fee which we recognize as revenue when customers instantly deposit funds to their bank account.

Caviar is a food ordering platform that facilitates food delivery services for restaurants. Caviar revenue consists of fees charged to restaurants, as sellers, and delivery and service fees charged to customers. All fees are recognized upon delivery of the food, net of refunds.

Square Capital facilitates a loan that is offered through a partnership with an industrial bank that is generally repaid through withholding a percentage of the collections of the seller's receivables processed by the Company. During the first quarter of 2016, the Company fully transitioned from offering merchant cash advances (MCAs) to loans. The Company facilitates loans to sellers pre-qualified through an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. The loans are originated by a bank partner, from whom the Company purchases the loans obtaining all rights, title, and interest. The loans have no stated coupon rate but the seller is charged a one-time origination fee by the bank partner based upon their risk rating, which is derived primarily from processing activity. It is the Company’s intent to sell all of its rights, title, and interest of these loans to third-party investors for an upfront fee when the loans are sold. The Company records the net amounts paid to the bank as the cost of the loans purchased and subsequently records a gain on sale of the loans to the third-party investors. The Company is retained by the third-party investors to service the loans and earns a servicing fee for facilitating the repayment of these receivables through its payments solutions. The Company recognizes the gain on sale of the loans to the investors as revenue upon transfer of title to investors. The Company records servicing revenue as servicing is delivered. For the loans which are not sold to third-party investors, the Company recognizes a portion of the expected seller repayments over the cost of the loans as revenue in proportion to the loan principal reduction.

Software as a service provides customers with access to various technologies for a fee which is recognized ratably as the service is provided.
Hardware revenue

Hardware revenue is generated from sales of contactless and chip readers, chip card readers, Square Stand, Square Register and third-party peripherals. Hardware revenue is recorded net of returns and is recognized upon delivery of hardware to the end customer and satisfaction of the other basic revenue recognition criteria. The Company considers delivery to have occurred once title and risk of loss has been transferred to the end customer. The Company records deferred revenue when it receives payments in advance of the delivery of products.

Cost of Revenue

Transaction-based costs and Starbucks transaction-based costs

Transaction-based costs and Starbucks transaction-based costs consist primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions. Contracts with third-party payment processors are typically for a term of two to four years.

Subscription and services-based costs

Subscription and services-based costs consist primarily of Caviar-related costs, which include payments to third-party couriers for deliveries and the cost of equipment provided to sellers. These costs also include costs associated with Cash App transactions when customers instantly deposit funds to their bank account and for transactions conducted with a Cash Card, credit card or Cash for Business. Cost of revenue for other subscription and services-based costs consists primarily of the amortization related to the development of certain subscription and services-based products.

Hardware costs

Hardware costs consist of all product costs associated with contactless and chip readers, chip card readers, Square Stand, Square Register and third-party peripherals. Product costs include manufacturing-related overhead and personnel costs, certain royalties, packaging, and fulfillment costs.

Advertising Costs

Advertising costs are expensed as incurred and included in sales and marketing expense on the consolidated statements of operations. Total advertising costs for the years ended December 31, 2017, 2016, and 2015 were $81.9 million, $58.3 million, and $58.3 million, respectively.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock units (RSUs), and purchases under the Company’s 2015 Employee Stock Purchase Plan (ESPP) which is measured based on the grant-date fair value. The fair value of RSUs is determined by the closing price of the Company’s common stock on each grant date.The fair value of stock options and employee stock purchase plan shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on a weighted average of the historical volatilities of the Company's common stock along with several entities with characteristics similar to those of the Company. The Company will continue to weight its own volatility more heavily as more of its own historical stock price information becomes available. Once its own historical data is equal to that of the expected term of option grants a peer group is no longer considered necessary. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Share-based compensation expense is recorded on a straight-line basis over the requisite service period. For the year ended December 31, 2016 and prior, the Company recorded share-based compensation expense net of estimated forfeitures. On January 1, 2017, as a result of the Company's adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.
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
Income and Other Taxes

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

As of December 31, 2017 and 2016, restricted cash of $28.8 million and $22.1 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.

As of December 31, 2017 and 2016, the remaining restricted cash of $9.8 million and $14.6 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (Note 14). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

Concentration of Credit Risk

For the years ended December 31, 2017 and 2016, the Company had no customer who accounted for greater than 10% of total net revenue. For the year ended December 31, 2015, the Company had no customer other than Starbucks who accounted for greater than 10% of total net revenue. The Company terminated its relationship with Starbucks during the year ended December 31, 2016.

The Company had three third-party payment processors that represented approximately 46%, 42%, and 8% of settlements receivable as of December 31, 2017. The same three parties represented approximately 52%, 35%, and 10% of settlements receivable as of December 31, 2016. All other third-party processors were insignificant.

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

Loans Held for Sale

The Company classifies customer loans as held for sale upon purchase from a bank partner, as there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. The Company recognizes a charge within transaction, loan and advance losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes. There have been no reclassifications made to date.

Settlements Receivable

Settlements receivable represents amounts due from third-party payment processors for customer transactions. Settlements receivable are typically received within one or two business days of the transaction date. No valuation allowances have been established, as funds are due from large, well-established financial institutions with no historical collections issue.

Customer Funds

Customer funds held represent Cash App customers' stored balances that customers would later use to send money or make payments, or customers cash in transit. As of December 31, 2017 and 2016, the Company held these stored balances as short term bank deposits.

Inventory

Inventory is comprised of contactless and chip readers, chip card readers, Square Stand, Square Register and third-party peripherals, as well as component parts that are used to manufacture these products. Inventory is stated at the lower of cost (generally on a first-in, first-out basis) or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on the estimated selling prices in the ordinary course of business. The Company's inventory is held at the Company's warehouses as well as at third party contract manufacturer premises.

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

Capitalized Software

The Company capitalizes certain cost incurred in developing internal-use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Capitalized costs are included in property and equipment, net, and amortized on a straight-lined basis over the estimated useful life of the software and included in product development costs or allocated to subscription and service-based costs on the consolidated statements of operations. The Company capitalized $9.8 million, $7.9 million and $4.5 million of internally developed software during the years ended December 31, 2017, 2016 and 2015, respectively, and recognized $6.6 million, $7.1 million and $3.2 million of amortization expense during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company records a liability for the estimated fair value for any asset retirement obligation (ARO) associated with its leases, with an offsetting asset. In the determination of the fair value of AROs, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, and discount and inflation rates. The liability is subsequently accreted while the asset is depreciated. As of December 31, 2017, the Company had a liability for ARO, gross of accretion, of $3.6 million and an associated asset, net of depreciation, of $2.3 million.

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

Customers Payable

Customers payable represents the transaction amounts, less revenue earned by the Company, owed to sellers or Cash App customers. The payable amount comprises amounts owed to customers due to timing differences as we typically settle within one business day, amounts held by the Company in accordance with its risk management policies, and amounts held for customers who have not yet linked a bank account. This balance also includes the Company's liability for customer funds held on the Cash App.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance within ASU 2015-04, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20. The new guidance will replace all current U.S. GAAP guidance about revenue recognition, including industry specific guidance. The core principal of this new guidance is that revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration for which the Company expects to be entitled in exchange for those goods or services. The new guidance will also change how companies account for certain incremental costs to obtain a customer contract, such as sales commissions, by requiring that such costs be capitalized and charged to expense over the period of expected benefit. This guidance is effective for the Company’s interim and annual financial statements beginning January 1, 2018. The guidance can be adopted either through the full retrospective approach, which requires restatement of all periods presented with a cumulative effect adjustment as of the beginning of the earliest period presented, or through a modified retrospective approach, which requires a cumulative effect adjustment as of the date of adoption. The modified retrospective approach also requires additional disclosures, for the year of adoption, of the impact of the new guidance to each of the financial statements line items and qualitative explanation of the significant changes between the reported results under the new revenue guidance and the previous revenue guidance. The Company adopted this new guidance on January 1, 2018 using the modified retrospective approach. Apart from the incremental disclosure requirements it is the Company’s conclusion that the new guidance will not have a material impact on its consolidated financial statements, financial reporting systems, processes or controls.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, as part of its simplification initiative. The previous guidance required an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less a normal profit margin. Under the new guidance, inventory is measured at the lower of cost and net realizable value, which would eliminate the other two options that currently exist for market replacement cost and net realizable value less a normal profit margin. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this new guidance on January 1, 2017, and it did not have any effect on the consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance is intended to improve the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted with certain restrictions. The new guidance could result to volatility of other income (expense), net, in future periods as a result of the remeasurement of the equity securities through earnings upon the occurrence of future observable price changes. The Company adopted this new guidance on January 1, 2018, and it did not have any effect on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which will require, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not plan to early adopt this guidance. The Company’s operating leases primarily comprise of office spaces, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. While the Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements, it does expect to record right to use assets and related lease liabilities on its consolidated balance sheets upon adoption, which will increase total assets and liabilities.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This guidance addresses several cash flow issues with the objective of reducing the existing diversity in practice. Specific issues addressed in this guidance include, but are not limited to, debt prepayment or extinguishment costs, contingent consideration payments made after a business combination and application of the predominance principle. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied retrospectively. The Company adopted this new guidance on January 1, 2018, and it did not have any effect on the consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends existing guidance on the recognition of current and deferred income tax impacts for intra-entity asset transfers other than inventory. The current guidance requires companies to defer the income tax effects of intercompany transfers of all assets, until the asset has been sold to an outside party whereas the new guidance will not allow the deferral of income tax effects of intercompany transfers of assets except for inventory. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this new guidance on January 1, 2018, and it did not have any effect on the consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance on January 1, 2017, and adjusted its consolidated statements of cash flow for each of the periods presented.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business. The amendment seeks to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, intangible assets and consolidation. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively on or after the effective dates. The Company adopted this new guidance on January 1, 2018, and it did not have any effect on the consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. This standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. The Company adopted this new guidance on January 1, 2018, and it did not have any effect on the consolidated financial statements and related disclosures.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$387,698	$—	$—	$207,168	$—	$—
Commercial paper	—	24,695	—	—	7,496	—
Municipal securities	—	—	—	—	1,000	—
Short-term securities:
U.S. agency securities	—	15,083	—	—	9,055	—
Corporate bonds	—	57,798	—	—	6,980	—
Commercial paper	—	17,428	—	—	17,298	—
Municipal securities	—	23,700	—	—	8,028	—
U.S. government securities	55,567	—	—	18,540	—	—
Long-term securities:
U.S. agency securities	—	20,169	—	—	3,502	—
Corporate bonds	—	91,413	—	—	12,914	—
Municipal securities	—	26,224	—	—	2,492	—
U.S. government securities	65,861	—	—	8,458	—	—
Total	$509,126	$276,510	$—	$234,166	$68,765	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	December 31, 2017
	Carrying Value	Fair Value (Level 2)
Convertible senior notes	$358,572	$719,356
Total	$358,572	$719,356

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$73,420	$76,070	$42,144	$42,633
Total	$73,420	$76,070	$42,144	$42,633

For the year ended December 31, 2017, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $8.0 million. No charges were recorded for the years ended December 31, 2016 and 2015.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2017, 2016 and 2015, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 3 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of December 31, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$15,122	$—	$(39)	$15,083
Corporate bonds	57,855	22	(79)	57,798
Commercial paper	17,428	—	—	17,428
Municipal securities	23,743	8	(51)	23,700
U.S. government securities	55,729	1	(163)	55,567
Total	$169,877	$31	$(332)	$169,576

Long-term securities:
U.S. agency securities	$20,288	$2	$(121)	$20,169
Corporate bonds	91,959	25	(571)	91,413
Municipal securities	26,371	13	(160)	26,224
U.S. government securities	66,362	19	(520)	65,861
Total	$204,980	$59	$(1,372)	$203,667

The Company's short-term and long-term investments as of December 31, 2016 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$9,048	$7	$—	$9,055
Corporate bonds	17,318	—	(20)	17,298
Commercial paper	6,980	—	—	6,980
Municipal securities	8,037	—	(9)	8,028
U.S. government securities	18,537	3	—	18,540
Total	$59,920	$10	$(29)	$59,901

Long-term securities:
U.S. agency securities	$3,502	$—	$—	$3,502
Corporate bonds	12,939	—	(25)	12,914
Municipal securities	2,505	—	(13)	2,492
U.S. government securities	8,478	—	(20)	8,458
Total	$27,424	$—	$(58)	$27,366

For the years ended December 31, 2017, 2016 and 2015, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2017 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$169,877	$169,576
Due in one to five years	204,980	203,667
Total	$374,857	$373,243

NOTE 4 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2017	December 31, 2016
Computer equipment	$66,186	$52,915
Office furniture and equipment	14,490	10,737
Leasehold improvements	77,073	73,366
Capitalized software	35,063	24,642
Total	192,812	161,660
Less: Accumulated depreciation and amortization	(101,316)	(73,332)
Property and equipment, net	$91,496	$88,328

Depreciation and amortization expense on property and equipment was $29.7 million, $28.7 million, and $20.1 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 5 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of December 31, 2017 and December 31, 2016, goodwill was $58.3 million and $57.2 million, respectively.

The Company performed its annual goodwill impairment test as of December 31, 2017. The Company determined that the consolidated business is represented by a single reporting unit and through qualitative analysis concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As a result, the two-step goodwill impairment test was not required, and no impairments of goodwill were recognized during the year ended December 31, 2017.

NOTE 6 - ACQUIRED INTANGIBLE ASSETS

During the years ended December 31, 2017 and 2016, the Company did not make any material acquisitions.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at December 31, 2017
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(559)	$726
Technology Assets	29,158	(21,329)	7,829
Customer Assets	10,319	(4,540)	5,779
Total	$40,762	$(26,428)	$14,334

	Balance at December 31, 2016
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(454)	$831
Technology Assets	29,075	(14,702)	14,373
Customer Assets	7,745	(3,657)	4,088
Total	$38,105	$(18,813)	$19,292

The weighted average amortization periods for acquired patents, technology, and customer intangible assets are approximately 13 years, 4 years, and 9 years, respectively.
Amortization expense associated with acquired intangible assets was $7.6 million, $9.0 million, and $7.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The total estimated annual future amortization expense of these intangible assets as of December 31, 2017, is as follows (in thousands):

2018	$6,226
2019	3,442
2020	1,479
2021	846
2022	611
Thereafter	1,730
Total	$14,334

NOTE 7 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2017	December 31, 2016
Inventory, net	$16,777	$13,724
Processing costs receivable	21,083	10,049
Prepaid expenses	14,473	7,365
Accounts receivable, net	8,606	6,191
Deferred hardware costs	7,931	4,546
Deferred magstripe reader costs	2,469	3,911
Merchant cash advance receivable, net	125	4,212
Other	14,990	10,545
Total	$86,454	$60,543

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2017	December 31, 2016
Accrued payroll	$9,103	$5,799
Accrued professional fees	5,638	5,788
Accrued advertising and other marketing	6,723	5,008
Processing costs payable	10,145	10,871
Accrued non income tax liabilities	6,155	3,562
Accrued hardware costs	2,496	3,148
Other accrued liabilities	$12,020	$5,367
Total	$52,280	$39,543

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	December 31, 2017	December 31, 2016
Square Capital payable (i)	$7,671	$4,907
Square Payroll payable (ii)	2,850	4,769
Deferred revenue	5,893	5,407
Current portion of deferred rent	3,311	2,862
Accrued redemptions	1,036	1,628
Other	7,606	2,899
Total	$28,367	$22,472

(i) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(ii) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers employee payroll and related obligations.

NOTE 8 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2017	December 31, 2016
Investment in privately held entity (i)	$25,000	$—
Deposits	2,738	1,775
Debt issuance costs	788	1,063
Deferred tax assets	519	306
Other	2,305	50
Total	$31,350	$3,194

(i) In August, 2017, the Company invested $25.0 million in Eventbrite, a leader in event technology providing a platform that facilitates ticket sales, as well as promotion and management of events. In conjunction with the investment, the Company entered into an agreement with Eventbrite specifying terms under which the Company would provide payment processing services to Eventbrite and its customers for a five year term in the countries in which the Company operates. This agreement is subject to automatic one year renewals thereafter unless terminated by either party. Eventbrite and the Company have a common member on their respective boards of directors. The Company has not estimated the fair value of the investment as it has determined that it is not practicable to determine such fair value, and there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	December 31, 2017	December 31, 2016
Statutory liabilities (ii)	$40,768	$29,497
Deferred rent	20,349	23,119
Deferred tax liabilities	644	476
Other	7,777	4,653
Total	$69,538	$57,745

(ii) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 9 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest, at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.6 million in unused commitment fees for both the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes

On March 6, 2017, the Company issued an aggregate principal amount of $400.0 million of convertible senior notes (Notes) and an additional 10% or $40.0 million pursuant to the exercise in full of the option to the initial purchasers to cover over-allotments. The Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets.  On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. The circumstances required to allow the holders to convert their Notes were met as of January 1, 2018. As of February 27, 2018, no holders have converted their Notes.

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

The Notes consisted of the following (in thousands):

December 31, 2017
Principal	$440,000
Less: unamortized debt discount	(73,384)
Less: unamortized debt issuance costs	(8,044)
Net carrying amount	$358,572

The net carrying amount of the equity component of the Notes was as follows (in thousands):

December 31, 2017
Debt discount related to value of conversion option	$86,203
Less: allocated debt issuance costs	(2,302)
Equity component, net	$83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

Year Ended December 31,
2017
Contractual interest expense based on 0.375% per annum	1,351
Amortization of debt discount and issuance costs	14,223
Total	15,574
Effective interest rate of the liability component	5.34%

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was approximately $92.1 million. In addition, the Company sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received approximately $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to reduce dilution from the conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

NOTE 10 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accrued transaction losses, beginning of the year	$20,064	$17,176	$8,452
Provision for transaction losses	52,977	50,819	43,379
Charge-offs to accrued transaction losses	(46,148)	(47,931)	(34,655)
Accrued transaction losses, end of the year	$26,893	$20,064	$17,176

NOTE 11 - INCOME TAXES
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(10,900)	$(145,499)	$(157,229)
Foreign	(51,764)	(24,174)	(18,842)
Loss before income taxes	$(62,664)	$(169,673)	$(176,071)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(1,192)	$63	$1,662
State	739	527	836
Foreign	1,987	1,269	1,222
Total current provision for income taxes	1,534	1,859	3,720
Deferred:
Federal	(1,169)	173	67
State	57	18	11
Foreign	(273)	(133)	(52)
Total deferred provision for income taxes	(1,385)	58	26
Total provision for income taxes	$149	$1,917	$3,746
The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Balance at December 31,
	2017	2016	2015
Tax at federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(0.4)	(0.1)	(0.2)
Foreign rate differential	(14.9)	(2.4)	(1.8)
Nondeductible expenses	(1.0)	(0.9)	(1.1)
Credits	41.5	8.5	8.2
Other items	(1.2)	0.2	0.1
Change in valuation allowance	(119.5)	(37.4)	(38.6)
Impact of U.S. tax reform	(209.1)	—	—
Share-based compensation (i)	243.5	(2.4)	(2.2)
Change in uncertain tax positions	(2.4)	(0.6)	(0.5)
Termination of warrant	29.3	—	—
Total	(0.2)%	(1.1)%	(2.1)%
(i) Starting in 2017, excess tax benefits from share-based award activity are reflected in the provision for income taxes.

The tax effects of temporary differences and related deferred tax assets and liabilities are as follows (in thousands):

	Balance at December 31,
	2017	2016	2015
Deferred tax assets:
Capitalized costs	$35,608	$61,897	$67,051
Accrued expenses	23,553	29,421	27,964
Net operating loss carryforwards	244,197	65,507	36,633
Tax credit carryforwards	60,567	38,927	25,349
Property, equipment and intangible assets	7,390	5,721	—
Share-based compensation	35,728	52,091	36,689
Other	2,519	1,640	1,469
Total deferred tax assets	409,562	255,204	195,155
Valuation allowance	(409,043)	(254,898)	(195,103)
Total deferred tax assets, net of valuation allowance	519	306	52
Deferred tax liabilities:
Property, equipment and intangible assets	(644)	(476)	(163)
Total deferred tax liabilities	(644)	(476)	(163)
Net deferred tax liabilities	$(125)	$(170)	$(111)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("2017 Tax Act"). The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. Federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) in part eliminating U.S. Federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. Federal taxable income of certain unrepatriated earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
In connection with the Company's analysis of the impact of the 2017 Tax Act, it recorded a net tax benefit of $1.3 million in the period ended December 31, 2017. The net benefit consists of the release of the valuation allowance on the Company's AMT credit carryforward, which will be refunded in tax years 2018-2021. In addition, the 2017 Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company has recorded a decrease of $63.6 million, with an offset to the valuation allowance, to its U.S. Federal and state deferred tax assets. The Company has also completed its analysis of the deemed repatriation transition tax and has concluded that it will not owe any transition tax. Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has recognized the tax impacts related to refundable AMT credits and revaluation of deferred tax assets, offset by the valuation allowance, and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from the amounts recorded due to, among other things, additional analysis, changes in interpretations and assumptions as applicable, and additional regulatory guidance that may be issued. Any difference is not expected to be material. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Due to the history of losses generated in the U.S. and certain foreign jurisdictions, the Company believes that it is more likely than not that its deferred tax assets in these jurisdictions will not be realized as of December 31, 2017. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The valuation allowance increased by approximately $154.1 million, $59.8 million, and $69.7 million during the years ended December 31, 2017, 2016, and 2015, respectively.

As of December 31, 2017, the Company had $774.2 million of Federal, $594.2 million of state, and $131.7 million of foreign net operating loss carryforwards, which will begin to expire in 2035 for Federal and 2021 for state tax purposes. The foreign net operating loss carryforwards do not expire.
As of December 31, 2017, the Company had $42.6 million of Federal, $31.1 million of state, and $1.6 million of Canadian research credit carryforwards. The Federal credit carryforward will begin to expire in 2029, the state credit carryforward has no expiration date, and the Canadian credit carryforward will begin to expire in 2035.
The Company also has a Federal AMT credit carryforward of $1.3 million that will be refunded over the 2018-2021 tax years under the 2017 Tax Act. The Company has California Enterprise Zone credit carryforwards of $2.8 million, which will begin to expire in 2023.
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
As of December 31, 2017, the unrecognized tax benefit was $70.8 million, of which $4.5 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of the year	$92,134	$90,372	$78,031
Gross increases and decreases related to prior period tax positions	—	5,190	—
Gross increases and decreases related to current period tax positions	4,193	(3,428)	12,341
Reductions related to lapse of statute of limitations	(91)	—	—
Gross increases and decreases related to U.S. tax reform	(25,437)	—	—
Balance at the end of the year	$70,799	$92,134	$90,372

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2017, there were no significant accrued interest and penalties related to uncertain tax positions. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $13 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013 and 2014 and other jurisdictions for tax years 2013-2016. The Company’s various tax years starting with 2009 to 2016 remain open in various taxing jurisdictions.
As of December 31, 2017, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2017 are $4.1 million. Furthermore, the Company has accumulated deficits such that no U.S. tax is expected to be due as a result of U.S. tax reform related to IRC Section 965.

NOTE 12 - STOCKHOLDERS' EQUITY

Initial Public Offering

In November 2015, the Company completed its IPO in which it issued and sold 29,700,000 shares of Class A common stock at a public offering price of $9.00 per share. The total net proceeds received from the IPO were $245.7 million after deducting underwriting discounts and commissions of $14.7 million and other offering expenses of approximately $6.9 million.

Convertible Preferred Stock

As of December 31, 2017, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value. No shares of preferred stock are outstanding as of December 31, 2017.

Deemed Dividend on Series E Preferred Stock

On November 24, 2015, upon the closing of the IPO, certain holders of Series E preferred stock were issued an incremental 10,299,696 shares of Class B common stock pursuant to the Company's Restated Certificate of Incorporation dated as of September 8, 2014, as amended (the "2014 Certificate"). The 2014 Certificate allowed for an adjustment to the Series E original conversion price based on a prescribed formula upon the Company's IPO. The conversion of the Series E preferred stock resulted in a beneficial conversion feature, analogous to a deemed dividend. The beneficial conversion feature was calculated as the difference between fair value of the Company's common stock ultimately issued, based on the commitment date fair value of the Company's common stock, and the initial proceeds received for the Series E preferred stock. As a result, the Company recorded a one-time $32.2 million deemed stock dividend that resulted in an increase to net loss to arrive at net loss attributable to common stockholders.

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2017, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

As of December 31, 2017, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of December 31, 2017, the Company had outstanding 280,400,813 shares of Class A common stock and 114,793,262 shares of Class B common stock.

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

The Company received $57.2 million in cash proceeds from the sale of these warrants. See Note 9, Indebtedness, for more details on this transaction.

As of December 31, 2017, the Company had outstanding warrants to purchase an aggregate of 19,172,956 shares of its capital stock, with a weighted average exercise price of approximately $31.18 per share.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Option Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to its 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan.

Under the 2015 Plan, shares of common stock are reserved for the issuance of incentive stock options (ISOs), non-statutory stock options (NSOs), restricted stock awards, RSUs, performance shares and stock bonuses to qualified employees, directors and consultants. The shares may be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares of the Company's common stock on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator. As of December 31, 2017, the total number of options and RSUs outstanding under the 2015 Plan was 25,971,958 shares, and 45,785,515 shares were available for future issuance.
Under the 2009 Plan, shares of common stock are reserved for the issuance of ISOs or NSOs to eligible participants. The options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to 10 years from the date of grant. The Plan allows for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. Any unvested shares are subject to repurchase by the Company at their original exercise prices. As of December 31, 2017, the total number of options and RSUs outstanding under the 2009 Plan was 42,615,658 shares. No additional shares will be issued under 2009 Plan, effective November 17, 2015.
In January 2015, the Company’s Chief Executive Officer contributed 5,068,238 shares of common stock back to the Company for no consideration. The purpose of the contribution was to retire such shares in order to offset stock ownership dilution to existing investors in connection with future issuances under the 2009 Plan.
A summary of stock option activity for the year ended December 31, 2017 is as follows (in thousands, except share and per share data):

	Number of stock options outstanding	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Balance at December 31, 2016	73,261,562	$7.70	7.28	$443,711
Granted	1,216,959	17.2
Exercised	(24,510,745)	5.91
Forfeited and canceled	(2,697,685)	11.36
Balance at December 31, 2017	47,270,091	$8.67	6.52	$1,229,103
Options vested and expected to vest at
December 31, 2017	47,270,091	$8.67	6.52	$1,229,103
Options exercisable at
December 31, 2017	44,252,865	$8.37	6.38	$1,163,690

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, “in-the-money” options. Aggregate intrinsic value for stock options exercised through December 31, 2017, 2016, and 2015 was $464.1 million, $202.6 million, and $49.8 million, respectively.
The total weighted average grant-date fair value of options granted was $5.97, $5.80 and $5.87 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Activity

The Company issues restricted stock units (RSUs) under the 2015 Plan, which typically vest over a term of four years.

Activity related to RSUs during the year ended December 31, 2017 is set forth below:

	Number of RSUs	Weighted average grant date fair value
Unvested at December 31, 2016	15,443,391	$12.09
Granted	14,256,257	21.21
Vested	(5,964,153)	12.83
Forfeited	(2,417,970)	13.29
Unvested at December 31, 2017	21,317,525	$17.84

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year, except for the first offering period, which commenced on November 19, 2015 and ended on November 15, 2016. Each offering period includes two purchase periods, which begin on the first trading day on or after November 15 and May 15, and ending on the last trading day on or before May 15 and November 15, respectively.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the purchase period. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8,400,000 shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the administrator.

As of December 31, 2017, 3,522,945 shares had been purchased under the ESPP and 7,672,022 shares were available for future issuance under the ESPP. The Company recorded $6.0 million and $5.1 million of share-based compensation expense related to the ESPP during the year ended December 31, 2017 and 2016, respectively.

Share-Based Compensation

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Dividend yield	—%	—%	—%
Risk-free interest rate	1.88%	1.54%	1.73%
Expected volatility	32.22%	42.74%	47.68%
Expected term (years)	6.02	6.08	6.02

Effective August 31, 2015, the Company modified all of its nonstatutory stock option grants to extend the exercise term for terminated employees who have completed two years of service. During the year ended December 31, 2017, 2016, and 2015, share-based compensation expense includes $1.9 million, $2.6 million, and $3.3 million, respectively, related to the vested portion of the impacted options as a result of the modification. The Company will incur an additional $1.9 million of share-based compensation expense over the remaining vesting periods of the impacted options.
The following table summarizes the effects of share-based compensation on the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$77	$—	$—
Product development	98,310	91,404	54,738
Sales and marketing	17,568	14,122	7,360
General and administrative	39,881	33,260	20,194
Total	$155,836	$138,786	$82,292

The Company capitalized $3.7 million and $2.8 million of share-based compensation expense related to capitalized software during the year ended December 31, 2017 and 2016. There was no similar activity during the year ended December 31, 2015.

As of December 31, 2017, there was $423.8 million of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that is expected to be recognized over a weighted average period of 2.80 years.

NOTE 13 - NET LOSS PER SHARE

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(62,813)	$(171,590)	$(179,817)
Deemed dividend on Series E preferred stock	—	—	(32,200)
Net loss attributable to common stockholders	$(62,813)	$(171,590)	$(212,017)
Basic shares:
Weighted-average common shares outstanding	380,921	344,393	175,139
Weighted-average unvested shares	(1,577)	(2,838)	(4,641)
Weighted-average shares used to compute basic net loss per share	379,344	341,555	170,498
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	379,344	341,555	170,498

Loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.50)	$(1.24)
Diluted	$(0.17)	$(0.50)	$(1.24)

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

The following potential common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options and restricted stock units	68,588	88,705	111,148
Common stock warrants	19,173	9,457	9,544
Unvested shares	1,300	1,892	3,420
Employee stock purchase plan	157	216	172
Total anti-dilutive securities	89,218	100,270	124,284

NOTE 14 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2018 and 2025. The Company recognized total rental expenses under operating leases of $12.9 million, $11.3 million, and $12.8 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2017 are as follows (in thousands):

	Capital	Operating
Year:
2018	$2,656	$18,740
2019	2,540	17,438
2020	1,265	17,374
2021	35	16,968
2022	—	16,987
Thereafter	—	19,383
Total	$6,496	$106,890
Less amount representing interest	(14)
Present value of capital lease obligations	6,482
Less current portion of capital lease obligation	(2,650)
Non-current portion of capital lease obligation	$3,832

Litigation

The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

The Company was involved in a class action lawsuit concerning independent contractors in connection with the Company’s Caviar business. On March 19, 2015, Jeffry Levin, on behalf of a putative nationwide class, filed a lawsuit in the United States District Court for the Northern District of California against the Company’s wholly owned subsidiary, Caviar, Inc., which, as amended, alleged that Caviar misclassified Mr. Levin and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code by requiring them to pay various business expenses that should have been borne by Caviar. The Court compelled arbitration of Mr. Levin’s individual claims on November 16, 2015 and dismissed the lawsuit in its entirety with prejudice on May 2, 2016. On June 1, 2016, Mr. Levin filed a Notice of Appeal of the Court’s order compelling arbitration with the United States Court of Appeals for the Ninth Circuit. Mr. Levin filed his opening appellate brief regarding the order compelling arbitration of his individual claims on October 7, 2016. The Company filed its answering brief on December 7, 2016, and Mr. Levin filed his reply on December 21, 2016. No hearing date was set. Mr. Levin also sought an award of penalties pursuant to the Labor Code Private Attorneys General Act of 2004 (PAGA). The parties stipulated that Mr. Levin would no longer pursue this PAGA claim but that it may instead be pursued by a different courier. Subsequently, couriers Nadezhda Rosen and La’Dell Brewster filed a new PAGA-only claim in the Superior Court of the State of California for the County of San Francisco (Superior Court) on November 7, 2016. Plaintiffs claimed that Caviar misclassified its couriers as independent contractors resulting in numerous violations of the California Labor Code, pursuant to which plaintiffs sought statutory penalties for those violations. In February 2017, the Company participated in a mediation with the parties in these Caviar misclassification suits to explore resolution of the matters at hand. After continued negotiation, the parties reached a global settlement of these suits, which has been confirmed. As a result, the Levin and Rosen lawsuits were dismissed with prejudice in their respective courts on January 24, 2018 and January 18, 2018, respectively.

The Company has received a Notice of Tax Audit Deficiency (“Notice”) from the Office of the Treasurer & Tax Collector of the City and County of San Francisco (“Tax Collector”), for fiscal years 2014 and 2015, informing the Company that the Tax Collector believes the Company’s primary business activity is financial services rather than information services, and accordingly the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. The demand Notice is for an immaterial amount and the Company is challenging the Notice and intends to vigorously defend its position, which it believes has merit. Should the Tax Collector prevail, the Company could be obligated to pay additional taxes together with any associated penalties and interest for subsequent years that together, in aggregate, could be material. The Company is currently unable to estimate the range of possible loss given the uncertainties associated with this matter, including uncertainties about the Tax Collector’s rationale for its position and about the amounts that may ultimately be subject to such taxes.

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

NOTE 15 - SEGMENT AND GEOGRAPHICAL INFORMATION
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
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue
United States	$2,120,088	$1,643,852	$1,224,566
International	94,165	64,869	42,552
Total net revenue	$2,214,253	$1,708,721	$1,267,118

No individual country from the international markets contributed in excess of 10% of total revenue for the years ended December 31, 2017, 2016, and 2015.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2017	2016
Long-lived assets
United States	$158,820	$162,118
International	5,337	2,675
Total long-lived assets	$164,157	$164,793

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental Cash Flow Data:
Cash paid for interest	$1,374	$570	$981
Cash paid for income taxes	1,254	395	1,916
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	143	2,554	5,593
Unpaid business acquisition purchase price	2,115	240	—
Conversion of Series A, B, C, D & E preferred stock upon initial public offering to common stock	—	—	544,897
Unpaid offering costs related to initial public offering	—	—	5,530
Deemed dividend on Series E preferred stock	—	—	32,200
Fair value of shares issued related to acquisitions	—	—	35,776

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year ended December 31, 2017 in connection with our 2018 annual meeting of stockholders (the Proxy Statement), and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37622	3.1	November 24, 2015
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	November 3, 2017
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of September 9, 2014.	S-1	333-207411	4.2	October 14, 2015
4.3	Indenture, dated March 6, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 6, 2017
4.4	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.3).	8-K	001-37622	4.2	March 6, 2017
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2+	Square, Inc. 2015 Equity Incentive Plan, as amended and restated, and related form agreements.	10-Q	001-37622	10.1	August 2, 2017
10.3+	Square, Inc. 2015 Employee Stock Purchase Plan, as amended and restated, and related form agreements.	10-K	001-37622	10.3	March 10, 2016
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6+	Square, Inc. Outside Director Compensation Policy, as amended and restated.	10-K	001-37622	10.6	February 24, 2017
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.9+	Offer Letter between the Registrant and Sarah Friar, dated as of October 1, 2015.	S-1/A	333-207411	10.9	November 6, 2015
10.10+	Offer Letter between the Registrant and Françoise Brougher, dated as of October 1, 2015.	S-1/A	333-207411	10.11	November 6, 2015
10.11+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.12+	Offer Letter between the Registrant and Hillary Smith, dated as of October 27, 2016.	10-K	001-37622	10.13	February 24, 2017

10.13+	Offer Letter between the Registrant and Jacqueline D. Reses, dated as of October 2, 2015	10-Q	001-37622	10.6	May 4, 2017
10.14	Office Lease by and between the Registrant and Hudson 1455 Market, LLC, dated as of October 17, 2012, as amended on March 22, 2013, January 22, 2014, June 6, 2014, February 1, 2015, April 27, 2015, June 18, 2015, October 5, 2016, and October 6, 2016.	10-Q	001-37622	10.7	May 4, 2017
10.15	Ninth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of December 19, 2017.
10.16	Revolving Credit Agreement dated as of November 2, 2015 among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-1/A	333-207411	10.14	November 6, 2015
10.17	Commitment Letter dated October 30, 2015 by Goldman Sachs Lending Partners LLC.	S-1/A	333-207411	10.14A	November 16, 2015
10.18	First Amendment to Credit Agreement, dated as of February 27, 2017, among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-37622	10.1	February 27, 2017
10.19#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	S-1	333-207411	10.15	October 14, 2015
10.20#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	S-1	333-207411	10.16	October 14, 2015
10.21#	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.	S-1	333-207411	10.17	October 14, 2015
10.22	Warrant Cancellation and Payment Agreement, dated as of February 24, 2017, by and between the Registrant and Starbucks Corporation.	8-K	001-37622	10.1	February 24, 2017
10.23	Purchase Agreement, dated February 28, 2017, by and among the Registrant and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein.	8-K	001-37622	10.1	March 6, 2017
10.24	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 6, 2017
10.25	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 6, 2017
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

+	Indicates management contract or compensatory plan.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 27, 2018
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 27, 2018
Jack Dorsey
/s/ Sarah Friar	Chief Financial Officer (Principal Financial Officer)	February 27, 2018
Sarah Friar
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2018
Ajmere Dale
/s/ Roelof Botha	Director	February 27, 2018
Roelof Botha
/s/ Paul Deighton	Director	February 27, 2018
Paul Deighton
/s/ Randy Garutti	Director	February 27, 2018
Randy Garutti
/s/ Jim McKelvey	Director	February 27, 2018
Jim McKelvey
/s/ Mary Meeker	Director	February 27, 2018
Mary Meeker
/s/ Anna Patterson	Director	February 27, 2018
Anna Patterson
/s/ Naveen Rao	Director	February 27, 2018
Naveen Rao
/s/ Ruth Simmons	Director	February 27, 2018
Ruth Simmons
/s/ Lawrence Summers	Director	February 27, 2018
Lawrence Summers
/s/ David Viniar	Director	February 27, 2018
David Viniar