Form 10-Q
period 2018-03-31
Square, Inc.
filed 2018-05-02
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, the number of shares of the registrant’s Class A common stock outstanding was 289,951,143 and the number of shares of the registrant’s Class B common stock outstanding was 110,743,787.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue, our plans for international expansion, the expected closing and impact of our recent proposed acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
All forward-looking statements are based on information and estimates available to the Company at the time of this Quarterly Report on Form 10-Q and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$738,586	$696,474
Short-term investments	200,048	169,576
Restricted cash	27,688	28,805
Settlements receivable	700,646	620,523
Customer funds	152,661	103,042
Loans held for sale	78,821	73,420
Other current assets	91,933	86,454
Total current assets	1,990,383	1,778,294
Property and equipment, net	98,170	91,496
Goodwill	58,327	58,327
Acquired intangible assets, net	14,138	14,334
Long-term investments	176,672	203,667
Restricted cash	9,802	9,802
Other non-current assets	32,120	31,350
Total assets	$2,379,612	$2,187,270
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,556	$16,763
Customers payable	881,754	733,736
Settlements payable	116,902	114,788
Accrued transaction losses	28,309	26,893
Accrued expenses	57,997	52,280
Other current liabilities	27,214	28,367
Total current liabilities	1,131,732	972,827
Long-term debt (Note 11)	362,965	358,572
Other non-current liabilities	74,935	69,538
Total liabilities	1,569,632	1,400,937
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at March 31, 2018 and December 31, 2017. None issued and outstanding at March 31, 2018 and December 31, 2017.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at March 31, 2018 and December 31, 2017; 287,921,742 and 280,400,813 issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at March 31, 2018 and December 31, 2017; 112,462,337 and 114,793,262 issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	1,682,581	1,630,386
Accumulated other comprehensive loss	(1,294)	(1,318)
Accumulated deficit	(871,307)	(842,735)
Total stockholders’ equity	809,980	786,333
Total liabilities and stockholders’ equity	$2,379,612	$2,187,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Transaction-based revenue	$523,037	$403,478
Subscription and services-based revenue	97,054	49,060
Hardware revenue	14,417	9,016
Bitcoin revenue	34,095	—
Total net revenue	668,603	461,554
Cost of revenue:
Transaction-based costs	327,911	257,778
Subscription and services-based costs	30,368	15,876
Hardware costs	19,702	12,662
Bitcoin costs	33,872	—
Amortization of acquired technology	1,580	1,807
Total cost of revenue	413,433	288,123
Gross profit	255,170	173,431
Operating expenses:
Product development	105,095	68,582
Sales and marketing	77,266	49,900
General and administrative	75,501	56,935
Transaction, loan and advance losses	18,031	11,891
Amortization of acquired customer assets	269	205
Total operating expenses	276,162	187,513
Operating loss	(20,992)	(14,082)
Interest and other expense, net	2,819	499
Loss before income tax	(23,811)	(14,581)
Provision for income taxes	175	509
Net loss	$(23,986)	$(15,090)
Net loss per share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)
Weighted-average shares used to compute net loss per share
Basic	395,948	366,737
Diluted	395,948	366,737
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(23,986)	$(15,090)
Net foreign currency translation adjustments	549	757
Net unrealized gain (loss) on revaluation of intercompany loans	665	(29)
Net unrealized gain (loss) on marketable securities	(1,190)	19
Total comprehensive loss	$(23,962)	$(14,343)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(23,986)	$(15,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,160	9,437
Non-cash interest and other expense	4,847	1,534
Share-based compensation	46,824	31,670
Transaction, loan and advance losses	18,031	11,891
Deferred provision (benefit) for income taxes	(654)	99
Changes in operating assets and liabilities:
Settlements receivable	(81,452)	54,586
Customer funds	(49,619)	(13,953)
Purchase of loans held for sale	(344,976)	(252,170)
Sales and principal payments of loans held for sale	337,092	242,431
Other current assets	(13,444)	6,105
Other non-current assets	(1,256)	141
Accounts payable	1,990	(1,459)
Customers payable	147,977	(11,132)
Settlements payable	2,114	(15,378)
Charge-offs to accrued transaction losses	(12,842)	(11,178)
Accrued expenses	2,703	3,930
Other current liabilities	3,165	(368)
Other non-current liabilities	5,379	2,902
Net cash provided by operating activities	52,053	43,998
Cash flows from investing activities:
Purchase of marketable securities	(50,221)	(181,851)
Proceeds from maturities of marketable securities	45,450	15,569
Proceeds from sale of marketable securities	—	3,996
Purchase of property and equipment	(8,083)	(6,508)
Purchase of intangible assets	(1,584)	—
Business acquisitions	(1,055)	(1,600)
Net cash used in investing activities	(15,493)	(170,394)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	428,250
Purchase of convertible senior note hedges	—	(92,136)
Proceeds from issuance of warrants	—	57,244
Payment for termination of Starbucks warrant	—	(54,808)
Principal payments on capital lease obligation	(665)	(247)
Proceeds from the exercise of stock options, net	31,354	39,280
Payments for tax withholding related to vesting of restricted stock units	(27,651)	—
Net cash provided by financing activities	3,038	377,583
Effect of foreign exchange rate on cash and cash equivalents	1,397	1,058
Net increase in cash, cash equivalents and restricted cash	40,995	252,245
Cash, cash equivalents and restricted cash, beginning of period	735,081	488,745
Cash, cash equivalents and restricted cash, end of period	$776,076	$740,990
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers start, run, and grow their businesses. Square enables sellers to accept card payments and also provides reporting and analytics, next-day settlement, and chargeback protection. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage customers; and grow sales. Cash App is an easy way for businesses and individuals to send and receive money, store their funds as well as use their funds via a Visa debit card, and recently started offering customers the ability to purchase bitcoin (a 'cryptocurrency' or 'digital currency'). Caviar is a food ordering service for pickup and delivery that helps restaurants reach new customers. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the United Kingdom.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2017 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Concentration of Credit Risk

For the three months ended March 31, 2018 and 2017, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 46%, 42%, and 7% of settlements receivable as of March 31, 2018. The same three parties represented approximately 46%, 42%, and 8% of settlements receivable as of December 31, 2017. All other third-party processors were insignificant.

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

Accounting Policies
Except for the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606), described in Note 2, and the accounting policy on cryptocurrency transactions, described below, there have been no material changes to the Company’s accounting policies during the three months ended March 31, 2018, as compared to the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cryptocurrency transactions

During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company purchases bitcoin from public cryptocurrency exchanges or from customers. Upon purchase, the Company records the cost of bitcoin within other current assets in its consolidated balance sheets. Upon sale, the Company records the total sale amount received from customers as bitcoin revenue and the associated cost as cost of revenue. The carrying value of bitcoin was $0.2 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively. The Company assesses the carrying value of bitcoin at each reporting date and records an impairment charge if the cost exceeds the fair value. Losses on bitcoin for the three months ended March 31, 2018 were insignificant.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which will require, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard should be applied on a modified retrospective basis. The Company does not plan to early adopt this guidance. The Company’s operating leases primarily comprise of office spaces, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. While the Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements, it does expect to record right to use assets and related lease liabilities on its consolidated balance sheets upon adoption, which will increase total assets and liabilities.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. When the Tax Cuts and Jobs Act of 2017 was enacted in December 2017, there was a valuation allowance on the deferred tax assets included within the Company's accumulated other comprehensive income; therefore no tax expense resulted from the change in the federal income tax rate. This guidance allows companies to reclassify such tax effects from accumulated other comprehensive income to retained earnings. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.
.

NOTE 2 - REVENUE

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic revenue recognition methodology under ASC 605, Revenue Recognition.

The Company recorded a net reduction to retained earnings of $4.6 million as of January 1, 2018, due to the cumulative impact of adopting ASC 606, primarily related to impact on revenue and associated cost of revenue from hardware sold through the retail distribution channels and hardware installment sales. The impact to revenue for the three months ended March 31, 2018, was an increase of $1.3 million as a result of applying ASC 606.

For the three months ended March 31, 2018, the revenue recognized from contracts with customers was $648.8 million, including $34.1 million from bitcoin sales. Revenue from other sources was $19.8 million. Impairment losses arising from contracts with customers were not significant in the current reporting period.

The impact of adoption of ASC 606 on the Company's consolidated statement of operations and balance sheet was as follows (in thousands):

	Three Months Ended March 31, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
Impact on the Condensed Consolidated Statement of Operations:
Subscription and services-based revenue	$97,054	$96,995	$59
Hardware revenue	14,417	13,154	1,263
Subscription and services-based costs	30,368	30,368	—
Hardware costs	19,702	18,757	945
Impact on the Condensed Consolidated Balance Sheets:
Other current assets	91,933	100,573	(8,640)
Other current liabilities	27,214	31,976	(4,762)
Other non-current assets	32,120	33,355	(1,235)
Other non-current liabilities	$74,935	$75,993	$(1,058)

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's contracts with customers generally do not include multiple performance obligations.

The following table presents the Company's revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue from Contracts with Customers:
Transaction-based revenue	$523,037	$403,478
Subscription and services-based revenue	77,215	31,321
Hardware revenue	$14,417	$9,016
Bitcoin revenue	$34,095	$—

Transaction-based revenue

The Company charges its sellers a transaction fee for managed payments solutions that is generally calculated as a percentage of the total transaction amount processed. The Company selectively offers custom pricing for certain sellers. The Company collects the transaction amount from the seller's customer's bank, net of acquiring interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions. The Company retains its fees and remits the net amount to the sellers.

The Company acts as the merchant of record for its sellers and works directly with payment card networks and banks so that its sellers do not need to manage the complex systems, rules, and requirements of the payments industry. The Company satisfies its performance obligations and therefore recognizes the transaction fees as revenue upon authorization of a transaction by the seller's customer's bank.

Revenue is recognized net of refunds, which arise from reversals of transactions initiated by sellers.

The transaction fees collected from sellers are recognized as revenue on a gross basis as the Company is the principal in the delivery of the managed payments solutions to the sellers. The Company has concluded it is the principal because it controls the services before delivery to the seller, it is primarily responsible for the delivery of the services and it has discretion in setting prices charged to sellers. As the merchant of record, Square is liable for settlement of the transactions the Company processes for its sellers, which is recorded as cost of revenues.

Subscription and services-based revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Instant Deposit, Caviar and various software as a service (SaaS) products.

Instant Deposit is a functionality within the Cash App and the Company's managed payment solutions that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts. The Company charges a per transaction fee which is recognized as revenue when customers instantly deposit funds to their bank account.

Caviar is a food ordering platform that facilitates food delivery services for restaurants. The Company's performance obligation is the delivery of food orders from restaurants to customers. The Company charges fees to restaurants, as sellers, and also charges delivery and service fees to customers. All fees are billed upon delivery of food orders, when the Company considers that it has satisfied its performance obligations. Revenue is also recognized upon delivery of the food orders, net of refunds. Refunds are estimated based on historical experience.

SaaS represents software products and solutions that provide customers with access to various technologies for a fee which is recognized ratably as the service is provided. The Company's contracts with customers are generally for a term of one month and renew automatically each month. The Company invoices its customers monthly. The Company considers that it satisfies its performance obligations over time each month as it provides the SaaS services to customers and hence recognizes revenue ratably over the month.

Hardware revenue

The Company generates revenue through the sale of hardware through e-commerce and through its retail distribution channels. The Company satisfies its performance obligation upon delivery of hardware to its customers who include end user customers, distributors, or retailers. The Company may at times offer concessions to customers and also allows for customer returns, which are accounted for as variable consideration. The Company estimates these amounts based on historical experience, and reduces revenue recognized. The Company invoices end user customers upon delivery of the products to customers and payments from such customers are due upon invoicing. Distributors and retailers have payment terms that range from 30 to 90 days after delivery.

The Company offers hardware installment sales to customers with terms ranging from three to twenty four months. The Company allocates a portion of the consideration received from these arrangements to a financing component when it determines that a significant financing component exists. The financing component is subsequently recognized as financing revenue over the terms of the arrangement with the customer.

Bitcoin revenue

During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company satisfies its performance obligation and records revenue when bitcoin is transferred to the customer's account.

Arrangements with Multiple Performance Obligations

Infrequently the Company has offered its hardware customers free managed payment solutions with the purchase of its hardware as part of a marketing promotion. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers since the Company's products and services are normally sold on a stand alone basis.

Deferred revenues

Deferred revenue is comprised of unearned revenue related to managed payments services offered in conjunction with hardware sales for which the cash payments from customers are received and due upon the sale of the hardware.

The deferred revenue balances were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Deferred revenue, beginning of the period	$5,893	$5,407
Deferred revenue, end of the period	3,353	2,965
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	298	4,062

Practical Expedients

The Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

NOTE 3 - RESTRICTED CASH

As of March 31, 2018 and December 31, 2017, restricted cash of $27.7 million and $28.8 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.

As of both March 31, 2018 and December 31, 2017, the remaining restricted cash of $9.8 million, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 (Note 16). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its cash equivalents and short-term and long-term investments at fair value. The Company classifies its cash equivalents and short-term and long-term investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$405,813	$—	$—	$387,698	$—	$—
Commercial paper	—	20,576	—	—	24,695	—
Short-term securities:
U.S. agency securities	—	13,583	—	—	15,083	—
Corporate bonds	—	91,672	—	—	57,798	—
Commercial paper	—	14,286	—	—	17,428	—
Municipal securities	—	26,889	—	—	23,700	—
U.S. government securities	53,618		—	55,567	—	—
Long-term securities:
U.S. agency securities	—	20,095	—	—	20,169	—
Corporate bonds	—	71,383	—	—	91,413	—
Municipal securities	—	14,519	—	—	26,224	—
U.S. government securities	70,675	—	—	65,861	—	—
Total	$530,106	$273,003	$—	$509,126	$276,510	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Convertible senior notes	$362,965	$963,965	$358,572	$719,356
Total	$362,965	$963,965	$358,572	$719,356

Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments.

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$78,821	$81,459	$73,420	$76,070
Total	$78,821	$81,459	$73,420	$76,070

The Company recognizes a charge within transaction, loan and advance losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. For the three months ended March 31, 2018, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $2.5 million. No charges were recorded for the three months ended March 31, 2017.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2018 and 2017, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 5 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of March 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$13,581	$5	$(3)	$13,583
Corporate bonds	92,023	11	(362)	91,672
Commercial paper	14,286	—	—	14,286
Municipal securities	26,950	20	(81)	26,889
U.S. government securities	53,615	11	(8)	53,618
Total	$200,455	$47	$(454)	$200,048

Long-term securities:
U.S. agency securities	$20,169	$8	$(82)	$20,095
Corporate bonds	71,741	170	(528)	71,383
Municipal securities	14,467	70	(18)	14,519
U.S. government securities	71,078	—	(403)	70,675
Total	$177,455	$248	$(1,031)	$176,672

The Company's short-term and long-term investments as of December 31, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$15,122	$—	$(39)	$15,083
Corporate bonds	57,855	22	(79)	57,798
Commercial paper	17,428	—	—	17,428
Municipal securities	23,743	8	(51)	23,700
U.S. government securities	55,729	1	(163)	55,567
Total	$169,877	$31	$(332)	$169,576

Long-term securities:
U.S. agency securities	$20,288	$2	$(121)	$20,169
Corporate bonds	91,959	25	(571)	91,413
Municipal securities	26,371	13	(160)	26,224
U.S. government securities	66,362	19	(520)	65,861
Total	$204,980	$59	$(1,372)	$203,667

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

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2018 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$200,455	$200,048
Due in one to five years	177,455	176,672
Total	$377,910	$376,720

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	March 31, 2018	December 31, 2017
Leasehold improvements	$82,425	$77,073
Computer equipment	70,818	66,186
Capitalized software	39,268	35,063
Office furniture and equipment	15,152	14,490
	207,663	192,812
Less: Accumulated depreciation and amortization	(109,493)	(101,316)
Property and equipment, net	$98,170	$91,496

Depreciation and amortization expense on property and equipment was $8.3 million for the three months ended March 31, 2018. Depreciation and amortization expense on property and equipment was $7.3 million for the three months ended March 31, 2017.

NOTE 7 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired. As of both March 31, 2018 and December 31, 2017, goodwill was $58.3 million.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

For the three months ended March 31, 2018, the Company did not make any material acquisitions.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2018
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(585)	$700
Technology Assets	30,837	(22,909)	7,928
Customer Assets	10,319	(4,809)	5,510
Total	$42,441	$(28,303)	$14,138

	Balance at December 31, 2017
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(559)	$726
Technology Assets	29,158	(21,329)	7,829
Customer Assets	10,319	(4,540)	5,779
Total	$40,762	$(26,428)	$14,334

The weighted average amortization periods for acquired patents, acquired technology, and customer intangible assets are approximately 13 years, 4 years, and 9 years, respectively.

Amortization expense associated with other intangible assets was $1.9 million for the three months ended March 31, 2018. Amortization expense associated with other intangible assets was $2.1 million for the three months ended March 31, 2017.

The total estimated future amortization expense of these intangible assets as of March 31, 2018 is as follows (in thousands):

2018 (remaining 9 months)	$4,864
2019	4,002
2020	2,039
2021	892
2022	611
Thereafter	1,730
Total	$14,138

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	March 31, 2018	December 31, 2017
Inventory, net	$20,899	$16,777
Processing costs receivable	27,099	21,083
Prepaid expenses	14,743	14,473
Accounts receivable, net	9,876	8,606
Deferred hardware costs (i)	—	7,931
Deferred magstripe reader costs (ii)	2,677	2,469
Other	16,639	15,115
Total	$91,933	$86,454

(i) The deferred hardware costs represented costs associated with hardware sold through the retail distribution channels. The adoption of ASC 606 on January 1, 2018, has resulted in the recognition of such costs upon delivery of the hardware to the distribution channel.

(ii) The Company capitalizes the cost of its magstripe readers, including packaging and shipping costs, held on-hand by the Company as of each consolidated balance sheet date. Once the readers are shipped to a third-party distributor or an end-customer, they are recorded as marketing expense on the consolidated statements of operations.

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll	$13,833	$9,103
Accrued professional fees	5,888	5,638
Accrued advertising and other marketing	7,279	6,723
Processing costs payable	10,166	10,145
Accrued non income tax liabilities	4,677	6,155
Accrued hardware costs	1,305	2,496
Other accrued liabilities	14,849	12,020
Total	$57,997	$52,280

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	March 31, 2018	December 31, 2017
Square Capital payable (iii)	$6,450	$7,671
Square Payroll payable (iv)	2,865	2,850
Deferred revenue	3,353	5,893
Current portion of deferred rent	3,252	3,311
Accrued redemptions	1,110	1,036
Other	10,184	7,606
Total	$27,214	$28,367

(iii) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(iv) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers employee payroll and related obligations.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2018	December 31, 2017
Investment in privately held entity	$25,000	$25,000
Deposits	2,379	2,738
Debt issuance costs	719	788
Deferred tax assets	666	519
Other	3,356	2,305
Total	$32,120	$31,350

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2018	December 31, 2017
Statutory liabilities (i)	$44,468	$40,768
Deferred rent	22,241	20,349
Deferred tax liabilities	139	644
Other	8,087	7,777
Total	$74,935	$69,538

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 11 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million in unused commitment fees during both the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes

On March 6, 2017, the Company issued an aggregate principal amount of $400.0 million of convertible senior notes (Notes) and an additional 10% or $40.0 million pursuant to the exercise in full of the option to the initial purchasers to cover over-allotments. The Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the Notes) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets.  On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. The circumstances required to allow the holders to convert their Notes were met for the quarters commencing January 1, 2018 and April 1, 2018, respectively. As of May 1, 2018, no holders have converted or indicated their intention to convert their Notes.

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

The Notes consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal	$440,000	$440,000
Less: unamortized debt discount	(69,425)	(73,384)
Less: unamortized debt issuance costs	(7,610)	(8,044)
Net carrying amount	$362,965	$358,572

The net carrying amount of the equity component of the Notes was as follows (in thousands):

	March 31, 2018	December 31, 2017
Debt discount related to value of conversion option	$86,203	$86,203
Less: allocated debt issuance costs	(2,302)	(2,302)
Equity component, net	$83,901	$83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017
Contractual interest expense based on 0.375% per annum	$413	$113
Amortization of debt discount and issuance costs	4,393	1,390
Total	$4,806	$1,503
Effective interest rate of the liability component	5.34%	5.34%

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Notes, the Company entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to reduce dilution from the conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the convertible note hedges and warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the convertible note hedge and warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

NOTE 12 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2018	2017
Accrued transaction losses, beginning of the period	$26,893	$20,064
Provision for transaction losses	14,258	11,558
Charge-offs to accrued transaction losses	(12,842)	(11,178)
Accrued transaction losses, end of the period	$28,309	$20,444

NOTE 13 - INCOME TAXES
The Company recorded an income tax expense of $0.2 million for the three months ended March 31, 2018, compared to income tax expense of $0.5 million for the three months ended March 31, 2017. The income tax expense recorded for the three months ended March 31, 2018 was primarily due to state and foreign income tax expense.

The Company’s effective tax rate was (0.7)% for the three months ended March 31, 2018, compared to an effective tax rate of (3.5)% for the three months ended March 31, 2017. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2018 and March 31, 2017 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2018, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three months ended March 31, 2018 and March 31, 2017, was calculated on a jurisdiction basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The accounting for all items is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018. Any differences between what was previously recorded and the final tax return amounts or estimates done for subsequent quarters are not expected to be material.

NOTE 14 - STOCKHOLDERS’ EQUITY
The changes in total stockholders’ equity were as follows (in thousands):

Total stockholders’ equity
Balance at December 31, 2017	$786,333
Net loss	(23,986)
Exercise of stock options	31,354
Vesting of early exercised stock options and other	136
Share-based compensation	48,356
Tax withholding related to vesting of restricted stock units	(27,651)
Cumulative adjustment for adoption of ASC 606	(4,586)
Change in other comprehensive loss	24
Balance at March 31, 2018	$809,980

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of March 31, 2018, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of March 31, 2018, there were 287,921,742 shares of Class A common stock and 112,462,337 shares of Class B common stock outstanding. Options and awards granted following the Company's Initial Public Offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be in the future granted under the 2009 Plan.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards, restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors or a committee thereof. As of March 31, 2018, the total number of shares subject to stock options and RSUs outstanding under the 2015 Plan was 24,960,627, and 65,895,253 shares were available for future issuance. As of March 31, 2018, the total number of shares subject to stock options and RSUs outstanding under the 2009 Plan was 38,069,996.

A summary of stock option activity for the three months ended March 31, 2018 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	47,270,091	$8.67	6.52	$1,229,103
Exercised	(4,213,775)	7.44
Forfeited	(328,651)	12.04
Balance at March 31, 2018	42,727,665	$8.76	6.33	$1,727,761
Options exercisable as of
March 31, 2018	40,039,760	$8.47	6.20	$1,630,725

Restricted Stock Activity
Activity related to RSUs during the three months ended March 31, 2018 is set forth below:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	21,317,525	$17.84
Granted	1,226,422	44.78
Vested	(1,625,534)	14.54
Forfeited	(615,455)	15.67
Unvested as of March 31, 2018	20,302,958	$19.80

Share-Based Compensation
The fair value of stock options and employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. The fair value of RSUs is determined by the closing price of the Company’s common stock on each grant date.
There were no stock options granted during the three months ended March 31, 2018 and 2017.

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$31	$—
Product development	30,482	19,356
Sales and marketing	4,961	3,935
General and administrative	11,350	8,379
Total	$46,824	$31,670

The Company recorded $2.3 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2018, compared to $1.9 million for the three months ended March 31, 2017, which are included in the table above.

The Company capitalized $1.5 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2018, compared to $0.5 million for the three months ended March 31, 2017.
As of March 31, 2018, there was $418.7 million of total unrecognized compensation cost related to outstanding stock options that is expected to be recognized over a weighted-average period of 2.74 years.

NOTE 15 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net loss	$(23,986)	$(15,090)
Basic shares:
Weighted-average common shares outstanding	397,246	368,571
Weighted-average unvested shares	(1,298)	(1,834)
Weighted-average shares used to compute basic net loss per share	395,948	366,737
Diluted shares:
Weighted-average shares used to compute diluted loss per share	395,948	366,737
Net loss per share:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

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

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options and restricted stock units	66,382	84,909
Common stock warrants	19,173	11,129
Unvested shares	1,298	1,834
Employee stock purchase plan	264	509
Total anti-dilutive securities	87,117	98,381

NOTE 16 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2018 and 2025. The Company recognized total rental expenses under operating leases of $4.5 million for the three months ended March 31, 2018, compared to $2.8 million for the three months ended March 31, 2017.

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2018 are as follows (in thousands):

	Capital	Operating
Year:
2018 (remaining 9 months)	$1,996	$15,437
2019	2,549	19,600
2020	1,274	19,388
2021	44	19,009
2022	2	19,105
Thereafter	—	23,628
Total	$5,865	$116,167
Less amount representing interest	(15)
Present value of capital lease obligations	5,850
Less current portion of capital lease obligation	(2,654)
Non-current portion of capital lease obligation	$3,196

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

The Treasurer & Tax Collector of the City and County of San Francisco (Tax Collector) has issued a decision for fiscal years 2014 and 2015, that the Tax Collector believes the Company’s primary business activity is financial services rather than information services, and accordingly the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. The Company paid the liability for fiscal years 2014 and 2015 in the first quarter of 2018, as assessed by the Tax Collector. The Company intends to vigorously defend its position, which it believes has merit. Should the Company not prevail, the Company could be obligated to pay additional taxes together with any associated penalties and interest for subsequent years that together, in aggregate, could be material. The Company is currently unable to estimate the range of possible loss given the uncertainties associated with this matter, including uncertainties about the Tax Collector’s rationale for its position and about the amounts that may ultimately be subject to such taxes.

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

Revenue
Revenue by geography is based on the billing addresses of the merchants or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue
United States	$640,173	$444,899
International	28,430	16,655
Total net revenue	$668,603	$461,554

No individual country from the international markets contributed in excess of 10% of total revenue for the three months ended March 31, 2018 and 2017.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2018	December 31, 2017
Long-lived assets
United States	$165,530	$158,820
International	5,105	5,337
Total long-lived assets	$170,635	$164,157

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental Cash Flow Data:
Cash paid for interest	$966	$142
Cash paid for income taxes	658	334
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	(3,813)	(468)
Unpaid business acquisition purchase price	1,151	400

NOTE 19 - SUBSEQUENT EVENTS

Release of Caviar Shares Held Back

In 2014, in conjunction with the Company's acquisition of Caviar, Inc. (Caviar), 1,292,207 shares of the purchase consideration issuable were withheld for indemnification purposes. In April 2018, the Company reached an agreement with the former owners of Caviar whereby 822,085 of the shares held back would be released to the former owners and 469,894 shares would be forfeited back to the Company to cover any potential future liabilities.

Acquisition

In April 2018, the Company entered into an agreement to acquire Weebly Inc (Weebly), a technology company that provides customers with tools to build a professional website or online store, for a purchase price of approximately $265 million, comprising an aggregate of approximately $132.5 million in cash and approximately $132.5 million in the Company’s Class A common stock, subject to adjustments based on (i) purchase price adjustment provisions and (ii) indemnification obligations of Weebly stockholders after the closing of the acquisition, as specified in the agreement. The acquisition of Weebly will enable the Company to combine Weebly’s web presence tools with the Company's in-person and online offerings to create one cohesive solution for sellers to start or grow an omnichannel business. The acquisition will also expand the Company’s customer base globally and add a new recurring revenue stream. The acquisition is expected to close in the second quarter of 2018, subject to customary closing conditions including regulatory approvals.

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

In the same way that we have empowered businesses with fast, simple, and cohesive tools, we see an opportunity with our Cash App to build a similar ecosystem of services for individuals. The Cash App offers individuals access to a fast, easy way to send and receive money electronically to and from individuals and businesses. We also offer our Cash App customers the ability to store their funds as well as use their funds via a Visa debit card. We have recently added functionality to the Cash App to enable customers to buy bitcoin from us. Additionally, we give customers the option to sell bitcoin to us.

We also serve sellers through Caviar, our food ordering platform that helps restaurants reach new customers and increase sales without additional overhead. Caviar revenue consists of seller fees charged to restaurants, and delivery and service fees from consumers. All fees are recognized upon delivery of the food, net of refunds.

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

We also provide hardware to facilitate commerce for sellers. This hardware includes magstripe readers, contactless and chip readers, chip card readers, Square Stand, Square Register and third-party peripherals.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries, including retail, services, and food-related businesses, and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Transaction-based revenue	$523,037	$403,478	$119,559	30%
Subscription and services-based revenue	97,054	49,060	47,994	98%
Hardware revenue	14,417	9,016	5,401	60%
Bitcoin revenue	$34,095	$—	$34,095	—%
Total net revenue	$668,603	$461,554	$207,049	45%
Total net revenue for the three months ended March 31, 2018 increased by $207.0 million or 45%, compared to the three months ended March 31, 2017.
Transaction-based revenue for the three months ended March 31, 2018 increased by $119.6 million or 30%, compared to the three months ended March 31, 2017. This increase was attributable to growth in Gross Payment Volume (GPV) processed for the three months ended March 31, 2018 of 31%, compared to the three months ended March 31, 2017. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 47% of our GPV in the first quarter of 2018, an increase from 43% in the first quarter of 2017. We continue to see ongoing success with attracting and enabling large seller growth, which will help us to drive strong GPV growth as we scale.
Subscription and services-based revenue for the three months ended March 31, 2018 increased by $48.0 million or 98%, compared to the three months ended March 31, 2017. The increases were primarily driven by continued growth of Instant Deposit, Caviar, and Square Capital, which were also the largest contributors to subscription and services-based revenue. Subscription and services-based revenue contributed 15% of total net revenue in the three months ended March 31, 2018, compared to 11% in the three months ended March 31, 2017.
Hardware revenue for the three months ended March 31, 2018 increased by $5.4 million or 60%, compared to the three months ended March 31, 2017. The increase primarily reflects growth in shipments of Square Register following its launch in the fourth quarter of 2017. Square Register is our first all-in-one offering that combines our hardware, point-of-sale software, and payments technology. The increase was also driven by continued growth in sales of our Square Stand and third-party peripherals driven primarily by new features and product offerings. Additionally, the adoption of ASC 606 resulted in an increase of $1.3 million in hardware revenue primarily related to the earlier revenue recognition of hardware sold through the retail distribution channels and hardware installment sales, which were previously recorded upon sell through to the end user customer.
During the fourth quarter of 2017, we started offering our Cash App customers the ability to purchase bitcoin from us. Bitcoin revenue comprises total sale amount we receive from bitcoin sales to customers and is recorded upon transfer of bitcoin to the customer's account. The sale amount generally includes a small margin added to the price we pay to purchase bitcoin and accordingly, the amount of bitcoin revenue will fluctuate depending on the volatility of market bitcoin prices and customer demand.
Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Transaction-based costs	$327,911	$257,778	$70,133	27%
Subscription and services-based costs	30,368	15,876	14,492	91%
Hardware costs	19,702	12,662	7,040	56%
Bitcoin costs	33,872	—	33,872	—%
Amortization of acquired technology	1,580	1,807	(227)	(13)%
Total cost of revenue	$413,433	$288,123	$125,310	43%

Total cost of revenue for the three months ended March 31, 2018 increased by $125.3 million or 43%, compared to the three months ended March 31, 2017.

Transaction-based costs for the three months ended March 31, 2018 increased by $70.1 million or 27%, compared to the three months ended March 31, 2017. This increase was attributable to growth in GPV processed for the three months ended March 31, 2018 of 31%, compared to the three months ended March 31, 2017. Additionally, transaction-based margin as a percentage of GPV was 1.09% for the three months ended March 31, 2018, up from 1.07% for the three months ended March 31, 2017. Transaction-based profit continued to benefit from higher margin products and improvements in our transaction cost profile. GPV from higher margin products such as Invoices, Virtual Terminal, and eCommerce API payments more than doubled year over year.

Subscription and services-based costs for the three months ended March 31, 2018 increased by $14.5 million or 91%, compared to the three months ended March 31, 2017, primarily reflecting increased costs associated with the growth of Caviar and, to a lesser extent, increased costs associated with the growth of Instant Deposit.

Hardware costs for the three months ended March 31, 2018 increased by $7.0 million or 56%, compared to the three months ended March 31, 2017. The increase in hardware costs reflects growth in our sales of Square Register, Square Stand and third-party peripherals as described above. Additionally, the adoption of ASC 606 resulted in an increase of $0.9 million in hardware costs primarily related to earlier recognition of costs of hardware sold through the retail distribution channels and hardware installment sales in line with the revenue recognition for such sales under ASC 606.

Bitcoin costs comprises of the amounts we pay to purchase bitcoin in the public cryptocurrency exchanges or from customers. The amount of bitcoin costs will fluctuate in line with the associated revenue.

Amortization of acquired technology assets for the three months ended March 31, 2018 decreased by $0.2 million or 13%, compared to the three months ended March 31, 2017, as a result of certain technology assets reaching end of life.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Product development	$105,095	$68,582	$36,513	53%
% of total net revenue	16%	15%
Sales and marketing	$77,266	$49,900	$27,366	55%
% of total net revenue	12%	11%
General and administrative	$75,501	$56,935	$18,566	33%
% of total net revenue	11%	12%
Transaction, loan and advance losses	$18,031	$11,891	$6,140	52%
% of total net revenue	3%	3%
Amortization of acquired customer assets	$269	$205	$64	31%
% of total net revenue	—%	—%
Total operating expenses	$276,162	$187,513	$88,649	47%

Product development expenses for the three months ended March 31, 2018 increased by $36.5 million or 53%, compared to the three months ended March 31, 2017, primarily due to an increase of $30.2 million in personnel-related costs mainly in our engineering, product, data science and design teams. The increase in personnel-related costs includes an increase in share-based compensation expense of $11.1 million.
Sales and marketing expenses for the three months ended March 31, 2018 increased by $27.4 million or 55%, compared to the three months ended March 31, 2017, primarily due to the following:

•
an increase of $12.3 million in costs associated with our Cash App peer-to-peer transfer service as result of continued growth of this product. Of this increase, $3.0 million relates to losses due to chargebacks from peer-to-peer transfer service;

•	an increase of $6.8 million in advertising costs primarily from increased online and mobile marketing campaigns during the period; and

•
an increase of $5.6 million in sales and marketing personnel costs to enable growth initiatives. The increase in personnel- related costs includes an increase in share-based compensation expense of $1.0 million.

General and administrative expenses for the three months ended March 31, 2018 increased by $18.6 million or 33%, compared to the three months ended March 31, 2017, primarily due to the following:

•
an increase of $13.7 million in general and administrative personnel costs, mainly as a result of additions to our finance, legal, and customer success personnel as we continue to add resources and skills as our business scales to support long-term growth. The increase in personnel-related costs includes an increase in share-based compensation expense of $3.0 million; and

•	an increase of $1.9 million in various tax and licensing expenses as we continue to expand our business and product offerings.

Transaction, loan and advance losses for the three months ended March 31, 2018 increased by $6.1 million or 52%, compared to the three months ended March 31, 2017, primarily due to the following:

•
a $2.5 million charge recorded to loan losses in the three months ended March 31, 2018, with no similar charges during the prior year, as a result of the growth and increasing maturity of our Square Capital loan portfolio, and continued refinement of inputs to our loan loss estimation methodology. We record loan losses when the amortized cost of a loan exceeds the estimated fair value of the loan, as determined at the individual loan level; and

•
growth in GPV. Transaction losses increased to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses.

Amortization of acquired customer assets for the three months ended March 31, 2018 increased by $0.1 million or 31%, compared to the three months ended March 31, 2017, as a result of certain customer assets reaching end of life offset by additional customer assets acquired.

Interest and Other Expense, Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Interest and other expense, net	$2,819	$499	$2,320	465%

Interest and other expense, net, for the three months ended March 31, 2018 increased by $2.3 million, compared to the three months ended March 31, 2017, primarily due to interest expense related to our convertible notes issued in March 2017, offset in part by income earned on our investment in marketable securities and foreign exchange rate gains.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Provision for income taxes	$175	$509	$(334)	(66)%
Effective tax rate	(0.7)%	(3.5)%

Provision for income taxes for the three months ended March 31, 2018 decreased by $0.3 million, compared to the three months ended March 31, 2017, due to a change in the mix of U.S. and international income offset by a release in the U.S. valuation allowance.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, net income (loss), and other results under generally accepted accounting principles (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payments solution providers.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$17,827	$13,647
Adjusted Revenue	$306,820	$203,776
Adjusted EBITDA	$35,894	$27,025
Adjusted Net Income Per Share:
Basic	$0.07	$0.05
Diluted	$0.06	$0.05

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to peer-to-peer payments sent from a credit card and Cash for Business.

Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure that we define as our total net revenue less transaction-based costs and bitcoin costs. We believe it is useful to subtract transaction-based costs and bitcoin costs from total net revenue to derive Adjusted Revenue as this is a primary metric used by management to measure our business performance, and it affords greater comparability to other payments solution providers. Substantially all of the transaction-based costs are interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions. While some payments solution providers present their revenue in a similar fashion to us, others present their revenue net of transaction-based costs because, unlike us, they pass through these costs directly to their sellers and are not deemed the principal in these arrangements. Under our standard pricing model, we do not pass through these costs directly to our sellers. We also deduct bitcoin costs because we consider our role in the bitcoin transactions to be facilitating customer access to bitcoin. Since we only apply a small margin to the market cost of bitcoin when we sell bitcoin to customers, and we have no control over the cost of bitcoin in the market which tends to be volatile, we believe deducting bitcoin costs is a better reflection of the economic benefits as well as the Company's performance from the bitcoin transactions.
Adjusted Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•	Adjusted Revenue is net of transaction-based costs, which is our largest cost of revenue item;

•	Adjusted Revenue is net of bitcoin costs, which could be a significant cost; and

•	other companies, including companies in our industry, may calculate Adjusted Revenue differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total net revenue	$668,603	$461,554
Less: transaction-based costs	327,911	257,778
Less: bitcoin costs	33,872	—
Adjusted Revenue	$306,820	$203,776

Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share
Adjusted EBITDA, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) Per Share are non-GAAP financial measures that represent our net income (loss) and net income (loss) per share, adjusted to eliminate the effect of certain items as described below. We have included these non-GAAP financial measures in this Quarterly Report on Form 10-Q because they are key measures used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges.

•
We believe it is useful to exclude non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•
In connection with the issuance of our convertible senior notes (as described in Note 11), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results.

•
We exclude the gain or loss on the sale of property and equipment, and impairment of intangible assets, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(23,986)	$(15,090)
Share-based compensation expense	46,824	31,670
Depreciation and amortization	10,160	9,437
Interest and other expense, net	2,819	499
Provision for income taxes	175	509
Gain on sale of property and equipment	(98)	—
Adjusted EBITDA	$35,894	$27,025

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(23,986)	$(15,090)
Share-based compensation expense	46,824	31,670
Amortization of intangible assets	1,851	2,121
Amortization of debt discount and issuance costs	4,393	1,390
Gain on sale of property and equipment	(98)	—
Adjusted Net Income	$28,984	$20,091
Adjusted Net Income Per Share:
Basic	$0.07	$0.05
Diluted	$0.06	$0.05
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	395,948	366,737
Diluted	461,761	404,319

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable securities (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$738,586	$696,474
Short-term restricted cash	27,688	28,805
Long-term restricted cash	9,802	9,802
Cash, cash equivalents, and restricted cash	$776,076	$735,081
Short-term investments	200,048	169,576
Long-term investments	176,672	203,667
Cash, cash equivalents, restricted cash and investments in marketable securities	$1,152,796	$1,108,324

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$52,053	$43,998
Net cash used in investing activities	(15,493)	(170,394)
Net cash provided by financing activities	3,038	377,583
Effect of foreign exchange rate on cash and cash equivalents	1,397	1,058
Net increase in cash, cash equivalents and restricted cash	$40,995	$252,245

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable securities. As of March 31, 2018, we had $1,115.3 million of cash and cash equivalents and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale.

On March 6, 2017, we issued $440.0 million in aggregate principal amount of convertible senior notes (Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the Notes, we entered into convertible note hedge transactions with certain financial institutions (Counterparties) whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the convertible note hedge transactions was approximately $92.1 million. In addition, we sold warrants to the Counterparties whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $31.18 per share. We received approximately $57.2 million in cash proceeds from the sale of these warrants. Taken together, the purchase of the convertible note hedges and sale of the warrants are intended to offset any actual dilution from the conversion of the Notes. The net proceeds from this transaction, after issuance costs was approximately $393.4 million. See Note 11, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on these transactions.

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

We believe that our existing cash and cash equivalents, marketable securities, and availability under our line of credit will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, and planned capital expenditures for at least the next 12 months. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot provide assurance that any additional financing will be available to us on acceptable terms or at all.

Short-term restricted cash of $27.7 million as of March 31, 2018 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.

Long-term restricted cash of $9.8 million as of March 31, 2018 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents due to fluctuations in settlements receivable and customers payable, and hence working capital. These fluctuations are primarily due to:

•
Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable amounts typically will be more than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our settlements receivable and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customers payable and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Cash Flows from Operating Activities

Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction, loan and advance losses, deferred income taxes, and the cumulative adjustment for adoption of ASC 606, as well as the effect of changes in operating assets and liabilities, including working capital.

For the three months ended March 31, 2018, cash provided by operating activities was $52.1 million, primarily as a result of:

•
Net loss of $24.0 million, offset by non-cash items consisting primarily of share-based compensation of $46.8 million, transaction, loan and advance losses of $18.0 million, and depreciation and amortization of $10.2 million. These items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $148.0 million. Customers payable balances increased significantly compared to as of December 31, 2017 primarily due to the increase in GPV at the end of the period. These balances are largely offset by settlements receivable, described below, which moves in tandem.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $81.5 million for reasons aforementioned, increases in customer funds of $49.6 million as result of an increasing customer base with stored funds on the Cash App, and charge-offs to accrued transaction losses of $12.8 million arising as a result of growth in GPV.

For the three months ended March 31, 2017, cash provided by operating activities was $44.0 million, primarily as a result of:

•
Net loss of $15.1 million, offset by non-cash items consisting primarily of share-based compensation of $31.7 million, provision for transaction losses of $11.9 million, and depreciation and amortization of $9.4 million.

•	Additional cash provided from changes in operating assets and liabilities, including decreases in settlements receivable of $54.6 million.

•
Offset in part by cash used from changes in operating assets and liabilities, including decreases in customers payable of $11.1 million, decreases in settlements payable of $15.4 million, increases in customer funds of $14.0 million and charge-offs and recoveries to accrued transaction losses of $11.2 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable securities, and business acquisitions.
For the three months ended March 31, 2018, cash used in investing activities was $15.5 million, primarily as a result of the purchase of marketable securities of $50.2 million, offset in part by proceeds from maturities of marketable securities of $45.5 million. Additional uses of cash were as a result of the purchase of property and equipment of $8.1 million.
For the three months ended March 31, 2017, cash used in investing activities was $170.4 million primarily as a result of the purchase of marketable securities of $181.9 million, offset in part by proceeds from maturities and sales of marketable securities of $19.6 million. Additional uses of cash were as a result of the purchase of property and equipment of $6.5 million.

Cash Flows from Financing Activities
For the three months ended March 31, 2018, cash provided by financing activities was $3.0 million as a result of proceeds from issuances of common stock from the exercise of options of $31.4 million, offset in part by payments for employee tax withholding related to vesting of restricted stock units of $27.7 million.
For the three months ended March 31, 2017, cash provided by financing activities was $377.6 million as a result of $393.4 million in net proceeds from the Notes offering and as a result of proceeds from issuances of common stock from the exercise of options of $39.3 million, offset in part by the settlement of the warrant with Starbucks of $54.8 million.

Contractual Obligations and Commitments
There were no material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the adoption of ASC 606, Revenue from Contracts with Customers, as discussed further in Note 2 of the Notes to the Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the three months ended March 31, 2018.

Revenue Recognition

Application of the various accounting principles in U.S. GAAP requires that we make judgments and estimates related to the classification, measurement and recognition of revenue. Complex arrangements may require significant judgment in contract interpretation to determine the appropriate accounting. Specifically, under ASC 606, the determination of whether we are a principal in the delivery of managed payments solutions and sale of bitcoin, and therefore recognize the revenue on a gross basis, or we are an agent and therefore recognize revenue on a net basis can require considerable judgment. We have concluded that we are the principal in these arrangements because we control the services or product before delivery to the customers.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of March 31, 2018, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. As a result of the adoption, changes were made to our processes related to revenue recognition and the control activities within them, in order to monitor and maintain appropriate controls over financial reporting. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 under the heading “Risk Factors.”

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

The introduction and promotion of new services, as well as the promotion of existing services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Twitter, or Facebook. Changes in the way these platforms operate or changes in their advertising prices or other terms could make the maintenance and promotion of our products and services and our brand more expensive or more difficult. If we are unable to market and promote our brand on third-party platforms effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire customers. Our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

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

As our revenue has increased, our growth rate has slowed at times in the past, and may decline in the future. Future revenue growth depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers.

Our total net revenue grew from $1,267.1 million in 2015 to $1,708.7 million in 2016 and to $2,214.3 million in 2017. During the three months ended March 31, 2017 and 2018, our total net revenue grew from $461.6 million to $668.6 million, respectively. Our rate of revenue has slowed at times in the past, and may decline in the future, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $62.8 million, $171.6 million, and $212.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the three months ended March 31, 2018 and 2017, we generated net losses of $24.0 million and $15.1 million, respectively.

As of March 31, 2018, we had an accumulated deficit of $871.3 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as sellers utilize our services. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

From time to time, we may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve the experiences of our customers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions, as well as other users of our services, such as Cash App and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information regarding our sellers’ customers, including their contact information, payment card numbers and expiration dates, and purchase histories. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in our app marketplace. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square account.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate privacy and security measures. However, if our privacy and security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to funds, cryptocurrencies, including bitcoin, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties, including costs associated with remediation.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for their cost of issuing new cards and other related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers, prevent us from obtaining new sellers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation and costs associated with remediation, such as fraud monitoring. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

The payment card networks and our acquiring processors require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment facilitator” providing payment processing services to merchants. The payment card networks set these network rules and have discretion to interpret the rules and change them at any time. Any changes to or interpretations of the network rules that are inconsistent with the way we or our acquiring processors currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us or prohibit us from processing payment cards. In addition, violations of the network rules or any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. If we were unable to accept payment cards or were limited in our ability to do so, our business would be materially and adversely affected.

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

Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; seasonality in our business or our sellers' business, including seasonal fluctuations in the amount of transactions our sellers are processing; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new products and services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive, including strategic transactions and related transaction and integration costs; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, data protection or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions or natural disasters; general retail buying patterns; and the other risks described in this Quarterly Report on Form 10-Q.

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

Any acquisitions, strategic investments, entries into new businesses, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations, harm our business and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, divestitures, and other transactions. We have in the past acquired, and we continue to seek to acquire or invest in businesses, apps, or technologies that we believe could complement or expand our products and services, enhance our technical capabilities, or otherwise offer growth opportunities. The identification, evaluation, and negotiation of potential acquisitions or divestitures may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. We also have limited experience in acquiring other businesses. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

the transaction may not advance our business strategy;

we may spend time and resources on opportunities that we are unable to consummate on terms acceptable to us;

the transaction may not close or may be delayed;

we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;

we may not realize a satisfactory return or increase our revenue;

we may experience difficulty, and may not be successful in, integrating the acquired business and we may not realize the expected synergies of the transaction in a timely manner, or at all;

we may incur significant acquisition costs and transition costs;

we may experience disruptions on our ongoing operations and divert management’s attention;

we may not realize the expected benefits from the transaction in the expected time period, or at all;

we may be unable to retain key personnel;

we may experience difficulty and may not be successful in integrating technologies, IT systems, accounting systems, culture, or personnel;

acquired businesses may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

we may incur substantial liabilities, whether known or unknown, associated with the transaction;

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

acquisitions could result in dilutive issuances of equity securities or the incurrence of debt; and

our business, the acquired business, or the integrated business may be adversely affected by other political, business, and general economic conditions.;
We may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of or entire businesses, incur potential loss of revenue or experience negative impact on margins. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt seller relationships, and expose us to unanticipated or ongoing obligations and liabilities.

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

In addition, our hardware interoperates with wired and wireless interfaces to mobile devices developed by third parties. For example, the current version of our magstripe reader plugs into the audio jack of most smartphones and tablets. In 2016, Apple introduced the iPhone 7, which does not have an audio jack, and instead Apple provided an adapter that can be inserted into a connectivity port, and subsequent models have operated the same. This change and other potential changes in the design of future mobile devices may limit the interoperability of our hardware and software with such devices and require modifications to our hardware or software. If we are unable to ensure that our hardware and software continue to interoperate effectively with such devices, if doing so is costly, or if existing merchants decide not to utilize additional parts necessary for interoperability, our business may be materially and adversely affected.

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

Additionally, electronic payment products and services, including ours, have been and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers. Although these attacks on us have not been successful in disrupting our products and services thus far, our data encryption may be unable to prevent unauthorized use. Because the techniques used to obtain unauthorized access to data, products and services, and disable, alter, degrade, or sabotage them, change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them. If we or our sellers are unable to anticipate or prevent these attacks, our sellers' businesses may be harmed, our reputation could be damaged, and we could incur significant liability. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these attacks.

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

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins held in such wallet. To the extent our private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoins could adversely affect our customers’ ability to access or sell their bitcoins and could harm customer trust in us and our products. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoins or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products.

Square Capital is subject to additional risks relating to the availability of capital, seller payments, availability and structure of its bank partnership, expansion of its products, and general macroeconomic conditions.

Square Capital, which includes our wholly owned subsidiary Square Capital, LLC, is subject to risks in addition to those described elsewhere in this Quarterly Report on Form 10-Q. Maintaining and growing Square Capital is dependent on institutional third-party investors purchasing the eligible business loans originated by our bank partner. If such third parties fail to continue to purchase such business loans or reduce the amount of future loans they purchase, then our bank partner may need to reduce originations, or we would need to fund the purchase of additional business loans from our own resources. We then may have to reduce the scale of Square Capital, which could have a direct impact on our ability to grow. Additionally, Square Capital has certain customary repurchase obligations in its loan purchase and servicing agreements with such institutional third party investors for breaches of certain eligibility representations and warranties. If third parties reduce the price they are willing to pay for these business loans or reduce the servicing fees they pay us in exchange for servicing the business loans on their behalf, then the financial performance of Square Capital would be harmed.

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

We intend to continue to explore other products, models and structures for Square Capital, including partnering with referral partners and forming a Utah industrial loan corporation and other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals or capabilities that we have not yet obtained or developed. For example, in 2017 we launched a limited consumer lending pilot program. The licenses required in connection with such pilot and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union in 2016 adopted a General Data Protection Regulation (GDPR), effective in May 2018, that will supersede current EU data protection legislation, impose more stringent data privacy and data protection requirements and provide greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. In the United Kingdom, a Data Protection Bill that proposes to substantially implement the GDPR has progressed through Parliament and is expected to become law in May 2018. Nevertheless, the Data Protection Bill must complete the legislative process, and a number of amendments have been proposed so it remains unclear what modifications will be made to the final legislation or how it will be interpreted once enacted. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments.

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

Further, from time to time, we may leverage third parties to help conduct our businesses in the U.S. or abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

The state and federal laws, rules, regulations, and licensing schemes that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, consumer financial protection, anti-money laundering, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, and regulations are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, those enforced by the Australian Transaction Reports and Analysis Centre, and those enforced by the Financial Conduct Authority in the United Kingdom. As we expand into new jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. If we pursue additional or alternative means of growing Square Capital, additional state and federal regulations would apply. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply. In addition, as our business and products continue to develop and expand, we may become subject to additional rules and regulations.

We recently introduced a feature to the Cash App that permits our customers to buy and sell bitcoin. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. We do not believe that the bitcoin platform involves offering securities that are subject to the registration or other provisions of the federal or state securities laws. We also do not believe the feature subjects us to regulation under the federal securities laws, including as a broker-dealer or an investment adviser, or registration under the federal commodities laws. However, the regulation of cryptocurrency and crypto platforms is still an evolving area and it is possible that a court or a federal or state regulator could disagree with one or more of these conclusions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, and to the extent that the feature is viewed by the market as a valuable asset to Square, the price of our Class A common stock could decrease.

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

We are subject to risks related to litigation, including intellectual property claims, government investigations or inquiries, and regulatory matters or disputes.

We may be, and have been, subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings involving intellectual property, consumer protection, privacy, data protection, labor and employment, immigration, import and export practices, product labeling, competition, accessibility, securities, tax, marketing and communications practices, commercial disputes, anti-money laundering, anti-corruption, counter-terrorist financing, sanctions, and other matters.

The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand.

We receive significant media attention and, as a public company, have a higher profile, which could result in increased litigation or other legal or regulatory proceedings. In addition, some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights.

The scope, outcome and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or pay substantial amounts to the other party and could materially and adversely affect our business.

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

As of March 31, 2018, we had 424 issued patents in force in the United States and abroad and 606 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

Additionally, our intellectual property rights and other confidential business information is subject to risks of compromise or unauthorized disclosure if our security measures are unable to prevent cyber attacks. Our security measures, including those of our third-party service providers, may not detect or prevent all attempted security breaches or other attacks that may jeopardize the security of information stored in or transmitted by our systems or those of our third-party service providers. Such attacks could lead to the loss of critical data or the unauthorized disclosure or use of our proprietary information and other confidential information. Any such attacks, or the perception that such attacks have occurred, could negatively impact our ability to protect our intellectual property rights, our reputation, or customer trust in us and our products.

Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs and our existing credit facility contains, and any future debt financing may contain, covenants that impact the operation of our business and pursuit of business opportunities.

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, and capital lease arrangements. While we believe that our existing cash and cash equivalents, marketable securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit facilities for other reasons, and we may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on dividends and stock repurchases. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility and any future financing agreements that we may enter into to become immediately due and payable, which event may also constitute a default under our other indebtedness, including our 0.375% convertible senior notes due 2022 (Notes).

If we raise additional funds through further issuances of equity or other securities convertible into equity, including convertible debt securities, our existing stockholders could suffer dilution in their percentage ownership of our company, and any such securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock.

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity or repurchase the Notes as required following a fundamental change.

On March 6, 2017, we issued $440.0 million aggregate principal amount of Notes.

Prior to December 1, 2021, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the applicable conversion price for the relevant period in the calendar quarter ending March 31, 2018, the Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2018. Whether the Notes will be convertible following such calendar quarter will depend on the continued satisfaction of this condition or another conversion conditions in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. In addition, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or to pay cash upon conversion (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our credit facility or agreements governing our future indebtedness and have a material adverse effect on our business, results of operations and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued a decision regarding the Company's classification of its business activities. Although we disagree with the Tax Collector's decision and contest this classification, the ultimate resolution is uncertain and, if the Company does not prevail, we could have additional tax liabilities, which may adversely affect our financial condition and results of operations in the periods for which such determination is made. In addition, our future tax liability could be adversely affected by changes in tax laws, rates, and regulations. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

The 2017 Tax Cuts and Jobs Act ("2017 Tax Act") was enacted in December 2017 and contains many significant changes to U.S. Federal tax laws. The 2017 Tax Act requires complex computations that were not previously provided for under U.S. tax law. The Company has provided for an estimated effect of the 2017 Tax Act in its financial statements. The 2017 Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the IRS, Department of the Treasury, or other governing bodies that may significantly differ from the Company's interpretation of the law, which could have unforeseen effects on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 79.6% of the voting power of our combined outstanding capital stock as of March 31, 2018. Our executive officers and directors and their affiliates held approximately 75.2% of the voting power of our combined outstanding capital stock as of March 31, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may discover deficiencies. If we identify material weaknesses in our disclosure controls or internal control over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. We have identified significant deficiencies in our internal control over financial reporting in the past and have taken steps to remediate such deficiencies. However, our efforts to remediate them may not be effective or prevent any future deficiency in our internal controls. We are required to disclose material changes made in our internal controls and procedures on a quarterly basis.

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

SQUARE, INC.

Date:	May 2, 2018	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
Sarah Friar
Chief Financial Officer
(Principal Financial Officer)