Form 10-Q
period 2018-06-30
Square, Inc.
filed 2018-08-01
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ (Do not check if smaller reporting company) Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, the number of shares of the registrant’s Class A common stock outstanding was 301,612,405 and the number of shares of the registrant’s Class B common stock outstanding was 108,815,689.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue, including our expectations regarding larger sellers, our plans for international expansion, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements, and our expected uses of proceeds from our convertible senior notes.
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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,387,977	$696,474
Short-term investments	233,599	169,576
Restricted cash	27,487	28,805
Settlements receivable	806,688	620,523
Customer funds	208,855	103,042
Loans held for sale	85,040	73,420
Other current assets	120,250	86,454
Total current assets	2,869,896	1,778,294
Property and equipment, net	121,708	91,496
Goodwill	255,656	58,327
Acquired intangible assets, net	85,514	14,334
Long-term investments	168,150	203,667
Restricted cash	12,908	9,802
Other non-current assets	40,995	31,350
Total assets	$3,554,827	$2,187,270
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,214	$16,763
Customers payable	1,001,422	733,736
Settlements payable	140,616	114,788
Accrued transaction losses	29,207	26,893
Accrued expenses	74,816	52,280
Other current liabilities	60,635	28,367
Total current liabilities	1,315,910	972,827
Long-term debt (Note 12)	1,071,437	358,572
Other non-current liabilities	85,851	69,538
Total liabilities	2,473,198	1,400,937
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at June 30, 2018 and December 31, 2017. None issued and outstanding at June 30, 2018 and December 31, 2017.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at June 30, 2018 and December 31, 2017; 297,371,047 and 280,400,813 issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at June 30, 2018 and December 31, 2017; 109,580,981 and 114,793,262 issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	1,963,298	1,630,386
Accumulated other comprehensive loss	(4,456)	(1,318)
Accumulated deficit	(877,213)	(842,735)
Total stockholders’ equity	1,081,629	786,333
Total liabilities and stockholders’ equity	$3,554,827	$2,187,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Transaction-based revenue	$625,228	$482,065	$1,148,265	$885,543
Subscription and services-based revenue	134,332	59,151	231,386	108,211
Hardware revenue	18,362	10,289	32,779	19,305
Bitcoin revenue	37,016	—	71,111	—
Total net revenue	814,938	551,505	1,483,541	1,013,059
Cost of revenue:
Transaction-based costs	395,349	311,092	723,260	568,870
Subscription and services-based costs	39,784	17,116	70,152	32,992
Hardware costs	25,536	14,173	45,238	26,835
Bitcoin costs	36,596	—	70,468	—
Amortization of acquired technology	1,857	1,695	3,437	3,502
Total cost of revenue	499,122	344,076	912,555	632,199
Gross profit	315,816	207,429	570,986	380,860
Operating expenses:
Product development	114,800	78,126	219,895	146,708
Sales and marketing	98,243	59,916	175,509	109,816
General and administrative	82,772	62,988	158,273	119,923
Transaction, loan and advance losses	21,976	18,401	40,007	30,292
Amortization of acquired customer assets	672	222	941	427
Total operating expenses	318,463	219,653	594,625	407,166
Operating loss	(2,647)	(12,224)	(23,639)	(26,306)
Interest and other expense, net	2,655	3,266	5,474	3,765
Loss before income tax	(5,302)	(15,490)	(29,113)	(30,071)
Provision for income taxes	604	472	779	981
Net loss	$(5,906)	$(15,962)	$(29,892)	$(31,052)
Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.07)	$(0.08)
Diluted	$(0.01)	$(0.04)	$(0.07)	$(0.08)
Weighted-average shares used to compute net loss per share
Basic	403,301	376,357	399,624	371,573
Diluted	403,301	376,357	399,624	371,573
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(5,906)	$(15,962)	$(29,892)	$(31,052)
Net foreign currency translation adjustments	(2,944)	430	(2,395)	1,187
Net unrealized gain (loss) on revaluation of intercompany loans	(458)	432	$207	$403
Net unrealized gain (loss) on marketable securities	240	(139)	(950)	(120)
Total comprehensive loss	$(9,068)	$(15,239)	$(33,030)	$(29,582)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(29,892)	$(31,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,488	18,562
Non-cash interest and other expense	11,855	5,680
Share-based compensation	98,943	71,263
Replacement stock awards issued in connection with acquisition	757	—
Recovery of common stock in connection with indemnification settlement agreement	(2,745)	—
Transaction, loan and advance losses	40,007	30,292
Deferred provision (benefit) for income taxes	(688)	99
Changes in operating assets and liabilities:
Settlements receivable	(191,987)	8,934
Customer funds	(105,813)	(30,022)
Purchase of loans held for sale	(734,251)	(570,819)
Sales and principal payments of loans held for sale	716,950	560,209
Other current assets	(33,495)	(2,201)
Other non-current assets	(9,696)	(110)
Accounts payable	(9,716)	143
Customers payable	267,746	34,149
Settlements payable	25,828	(9,317)
Charge-offs to accrued transaction losses	(26,030)	(22,243)
Accrued expenses	6,083	17,000
Other current liabilities	18,008	4,327
Other non-current liabilities	6,680	5,696
Net cash provided by operating activities	71,032	90,590
Cash flows from investing activities:
Purchase of marketable securities	(165,024)	(314,055)
Proceeds from maturities of marketable securities	79,273	52,064
Proceeds from sale of marketable securities	56,259	21,730
Purchase of property and equipment	(23,143)	(13,883)
Purchase of intangible assets	(1,584)	—
Business combinations, net of cash acquired	(111,828)	(1,600)
Net cash used in investing activities	(166,047)	(255,744)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	855,663	428,250
Purchase of convertible senior note hedges	(172,586)	(92,136)
Proceeds from issuance of warrants	112,125	57,244
Settlement of deferred purchase consideration	(640)	—
Payment for termination of Starbucks warrant	—	(54,808)
Principal payments on capital lease obligation	(1,375)	(634)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	67,199	89,863
Payments for tax withholding related to vesting of restricted stock units	(68,575)	—
Net cash provided by financing activities	791,811	427,779
Effect of foreign exchange rate on cash and cash equivalents	(3,505)	2,331
Net increase in cash, cash equivalents and restricted cash	693,291	264,956
Cash, cash equivalents and restricted cash, beginning of period	735,081	488,745
Cash, cash equivalents and restricted cash, end of period	$1,428,372	$753,701
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers start, run, and grow their businesses. Square enables sellers to accept card payments and also provides reporting and analytics, next-day settlement, and chargeback protection. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. The Cash App is an easy way to send, spend, and receive money, and Caviar is a food-ordering platform. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the UK.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other future annual or interim period.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, valuation of the debt component of convertible senior notes, valuation of loans held for sale, goodwill, acquired intangible assets and deferred revenue, income and other taxes, and share-based compensation.

Concentration of Credit Risk

For the three and six months ended June 30, 2018 and 2017, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 46%, 43%, and 7% of settlements receivable as of June 30, 2018. The same three parties represented approximately 46%, 42%, and 8% of settlements receivable as of December 31, 2017. All other third-party processors were insignificant.

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

Accounting Policies
Except for the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606), described in Note 2, and the accounting policy on cryptocurrency transactions, described below, there have been no material changes to the Company’s accounting policies during the six months ended June 30, 2018, as compared to the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cryptocurrency transactions

During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company purchases bitcoin from private broker dealers or from customers. Upon purchase, the Company records the cost of bitcoin within other current assets in its consolidated balance sheets. Upon sale, the Company records the total sale amount received from customers as bitcoin revenue and the associated cost as cost of revenue. The carrying value of bitcoin held by the Company was $0.4 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively. The Company assesses the carrying value of bitcoin held by the Company at each reporting date and records an impairment charge if the cost exceeds the fair value. Losses on bitcoin for the three and six months ended June 30, 2018, were insignificant.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which will require, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard should be applied on a modified retrospective basis. The Company does not plan to early adopt this guidance. The Company’s operating leases primarily comprise of office spaces, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. While the Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements, it does expect to record material right to use assets and related lease liabilities on its consolidated balance sheets upon adoption, which will increase total assets and liabilities.

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

The Company recorded a net reduction to retained earnings of $4.6 million as of January 1, 2018, due to the cumulative impact of adopting ASC 606, primarily related to the effect on revenue and associated cost of revenue from hardware sold through the retail distribution channels and hardware installment sales. The impact to revenue for the three and six months ended June 30, 2018 was an increase of $2.4 million and $3.7 million, respectively, as a result of applying ASC 606.

For the three months ended June 30, 2018, the revenue recognized from contracts with customers was $792.3 million and revenue from other sources was $22.7 million. For the six months ended June 30, 2018, the revenue recognized from contracts with customers was $1,441.0 million and revenue from other sources was $42.5 million. Impairment losses arising from contracts with customers were $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively.

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change	As reported	Balances without adoption of ASC 606	Effect of change
Impact on the Condensed Consolidated Statement of Operations:
Subscription and services-based revenue	$134,332	$134,240	$92	$231,386	$231,235	$151
Hardware revenue	18,362	16,079	2,283	32,779	29,233	3,546
Subscription and services-based costs	39,784	39,784	—	70,152	70,152	—
Hardware costs	$25,536	$22,939	$2,597	$45,238	$41,696	$3,542

The impact of adoption of ASC 606 on the Company's condensed consolidated balance sheets was as follows (in thousands):

	June 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
Impact on the Condensed Consolidated Balance Sheets:
Other current assets	$120,250	$131,464	$(11,214)
Other current liabilities	60,635	67,486	(6,851)
Other non-current assets	40,995	42,570	(1,575)
Other non-current liabilities	$85,851	$87,282	$(1,431)

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's contracts with customers generally do not include multiple performance obligations, except for domain name registration offered with website hosting services sold after May 31, 2018 following the acquisition of Weebly (see Note 7 , Acquisitions).

The following table presents the Company's revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue from Contracts with Customers:
Transaction-based revenue	$625,228	$482,065	$1,148,265	$885,543
Subscription and services-based revenue	111,670	59,151	188,885	108,211
Hardware revenue	$18,362	$10,289	$32,779	$19,305
Bitcoin revenue	$37,016	$—	$71,111	$—

Transaction-based revenue

The Company charges its sellers a transaction fee for managed payments solutions that is generally calculated as a percentage of the total transaction amount processed. The Company selectively offers custom pricing for certain sellers. The Company collects the transaction amount from the seller's customer's bank, net of acquiring interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions. The Company retains its fees and remits the net amount to the sellers.

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

The transaction fees collected from sellers are recognized as revenue on a gross basis as the Company is the principal in the delivery of the managed payments solutions to the sellers. The Company has concluded it is the principal because it controls the services before delivery to the seller, it is primarily responsible for the delivery of the services, and it has discretion in setting prices charged to sellers. As the merchant of record, Square is liable for settlement of the transactions the Company processes for its sellers, which is recorded as cost of revenue.

Subscription and services-based revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Instant Deposit and Cash Card, Caviar, website hosting and domain name registration services, and various other software as a service (SaaS) products.

Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts. The Company charges a per transaction fee which is recognized as revenue when customers instantly deposit funds to their bank account. The Company also offers Cash App customers the ability to use funds stored in the Cash App via a Visa prepaid card, for which the Company charges a per transaction fee that is recorded as revenue.

Caviar is a food ordering platform that facilitates food delivery services for restaurants. The Company's performance obligation is the delivery of food orders from restaurants to customers. The Company charges fees to restaurants, as sellers, and also charges delivery and service fees to individual and corporate customers. All fees are billed upon delivery of food orders, when the Company considers that it has satisfied its performance obligations. Revenue is also recognized upon delivery of the food orders, net of refunds. Refunds are estimated based on historical experience.

Following the acquisition of Weebly, the Company offers customers website hosting services for a fee that is generally billed at inception. The Company also acts as a reseller of domain names registration services for a registrar for a fee, which is also generally billed at inception. The Company considers that it satisfies its performance obligations over time and as such recognizes revenue ratably over the term of the relevant arrangements, which vary from one month to twenty four months for website hosting, and one year to ten years for domain name registration.

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

Hardware revenue

The Company generates revenue through the sale of hardware through e-commerce and through its retail distribution channels. The Company satisfies its performance obligation upon delivery of hardware to its customers who include end user customers, distributors, and retailers. The Company may at times offer concessions to customers and also allow for customer returns, which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices end user customers upon delivery of the products to customers, and payments from such customers are due upon invoicing. Distributors and retailers have payment terms that range from 30 to 90 days after delivery.

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

Arrangements with Multiple Performance Obligations

The Company also offers its customers the option to buy website hosting bundled with domain name registration, and infrequently the Company has offered its hardware customers free managed payments solutions with the purchase of its hardware as part of a marketing promotion. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers since the Company's products and services are normally sold on a stand alone basis.

Deferred Revenue

Deferred revenue is comprised of unearned revenue related to managed payments services offered in conjunction with hardware sales for which the cash payments from customers are received and due upon the sale of the hardware. Deferred revenue also includes payments for website hosting and domain name registration received from customers at inception of the arrangements prior to the services being rendered.

The deferred revenue balances were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Deferred revenue, beginning of the period	$3,353	$2,965	$5,893	$5,407
Less: accumulative adjustment for adoption of ASC 606	—	—	(4,303)	—
Deferred revenue, beginning of the period, as adjusted	3,353	2,965	1,590	5,407
Deferred revenue, end of the period	27,155	4,523	27,155	4,523
Deferred revenue arising from business combination	22,800	—	22,800	—
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	1,975	925	1,095	5,257

Practical Expedients

The Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

NOTE 3 - RESTRICTED CASH

As of June 30, 2018 and December 31, 2017, restricted cash of $27.5 million and $28.8 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.

As of June 30, 2018 and December 31, 2017, the remaining restricted cash of $12.9 million and $9.8 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements (Note 17). This includes $3.1 million arising from the acquisition of Weebly (Note 7). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and Cash Equivalents:
Money market funds	$1,031,129	$—	$—	$387,698	$—	$—
U.S. agency securities	—	35,086	—	—	—	—
Commercial paper	—	—	—	—	24,695	—
U.S. government securities	34,978	—	—	—	—	—
Short-term securities:
U.S. agency securities	—	14,997	—	—	15,083	—
Corporate bonds	—	57,371	—	—	57,798	—
Commercial paper	—	—	—	—	17,428	—
Municipal securities	—	23,740	—	—	23,700	—
U.S. government securities	137,491	—	—	55,567	—	—
Long-term securities:
U.S. agency securities	—	10,076	—	—	20,169	—
Corporate bonds	—	52,567	—	—	91,413	—
Municipal securities	—	19,444	—	—	26,224	—
U.S. government securities	86,063	—	—	65,861	—	—
Total	$1,289,661	$213,281	$—	$509,126	$276,510	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$704,021	$924,936	$—	$—
2022 Notes	367,416	1,188,686	358,572	719,356
Total	$1,071,437	$2,113,622	$358,572	$719,356

Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments.

A summary of loans disclosed at fair value on a recurring basis is as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$85,040	$88,645	$73,420	$76,070
Total	$85,040	$88,645	$73,420	$76,070

The Company recognizes a charge within transaction, loan and advance losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. For the three and six months ended June 30, 2018, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.2 million and $5.7 million, respectively. For both the three and six months ended June 30, 2017, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $2.7 million.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2018 and 2017, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 5 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable securities as available-for-sale.

The Company's short-term and long-term investments as of June 30, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$14,978	$19	$—	$14,997
Corporate bonds	57,293	201	(123)	57,371
Commercial paper	—	—	—	—
Municipal securities	23,720	30	(10)	23,740
U.S. government securities	137,499	78	(86)	137,491
Total	$233,490	$328	$(219)	$233,599

Long-term securities:
U.S. agency securities	$10,096	$—	$(20)	$10,076
Corporate bonds	52,354	245	(32)	52,567
Municipal securities	19,483	10	(49)	19,444
U.S. government securities	86,086	88	(111)	86,063
Total	$168,019	$343	$(212)	$168,150

The Company's short-term and long-term investments as of December 31, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$15,122	$—	$(39)	$15,083
Corporate bonds	57,855	22	(79)	57,798
Commercial paper	17,428	—	—	17,428
Municipal securities	23,743	8	(51)	23,700
U.S. government securities	55,729	1	(163)	55,567
Total	$169,877	$31	$(332)	$169,576

Long-term securities:
U.S. agency securities	$20,288	$2	$(121)	$20,169
Corporate bonds	91,959	25	(571)	91,413
Municipal securities	26,371	13	(160)	26,224
U.S. government securities	66,362	19	(520)	65,861
Total	$204,980	$59	$(1,372)	$203,667

For the periods presented, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2018 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$233,490	$233,599
Due in one to five years	168,019	168,150
Total	$401,509	$401,749

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements	$94,241	$77,073
Computer equipment	81,763	66,186
Capitalized software	45,927	35,063
Office furniture and equipment	18,231	14,490
	240,162	192,812
Less: Accumulated depreciation and amortization	(118,454)	(101,316)
Property and equipment, net	$121,708	$91,496

Depreciation and amortization expense on property and equipment was $9.3 million and $17.5 million for the three and six months ended June 30, 2018, respectively. Depreciation and amortization expense on property and equipment was $7.2 million and $14.5 million for the three and six months ended June 30, 2017, respectively.

NOTE 7 - ACQUISITIONS
Weebly, Inc.
On May 31, 2018, the Company acquired 100% of the outstanding shares of Weebly, a technology company that offers customers website hosting and domain name registration solutions. The acquisition of Weebly will enable the Company to combine Weebly’s web presence tools with the Company's in-person and online offerings to create a cohesive solution for sellers to start or grow an omnichannel business. The acquisition will also expand the Company’s customer base globally and add a new recurring revenue stream.

The purchase consideration was comprised of $131.9 million in cash and 2,406,071 shares of the Company’s Class A common stock with an aggregate fair value of $139.4 million based on the closing price of the Company’s Class A common stock on the acquisition date. As part of the acquisition, the Company paid an aggregate of $17.7 million in cash and shares to settle outstanding vested and unvested employee options, of which $2.6 million was accounted for as post-combination compensation expense and is excluded from the purchase consideration. Third-party acquisition-related costs of $1.2 million were recognized in general and administrative expense for both the three and six months ended June 30, 2018. The results of Weebly's operations have been included in the consolidated financial statements since the closing date.
The acquisition was accounted for as a business combination. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.
The table below summarizes the consideration paid for Weebly and the preliminary assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data). The Company is in the process of completing the valuation of the acquired intangible assets and deferred revenue and is evaluating contingencies and tax effects related to the acquisition. Accordingly, the preliminary values reflected in the table are subject to change.

Consideration:
Cash	$131,860
Stock (2,406,071 shares of common stock)	139,396
$271,256
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $25,758)	$44,685
Intangible customer assets	42,700
Intangible technology assets	14,900
Intangible trade name	11,300
Intangible other assets	961
Total liabilities assumed (including deferred revenue of $22,800)	(32,824)
Total identifiable net assets acquired	81,722
Goodwill	189,534
Total	$271,256
As of June 30, 2018, $19.9 million of cash and 372,578 shares of the total consideration were withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.
.

Goodwill from the Weebly acquisition is primarily attributable to the value of expected synergies created by incorporating Weebly solutions into the Company's technology platform and the value of the assembled workforce. None of the goodwill generated from the Weebly acquisition or the acquired intangible assets are expected to be deductible for tax purposes. Additionally the acquisition would have resulted in recognition of deferred tax assets arising mainly from the net of deferred tax assets from acquired net operating losses (NOLs) and research and development credits, and deferred tax liabilities associated with intangible assets and deferred revenue. However, the realization of such deferred tax assets depends primarily on the Company's post-acquisition ability to generate taxable income in future periods. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

The results of operations from the Weebly acquisition have been consolidated with those of the Company beginning as of the acquisition date. The acquisition of Weebly did not have a material impact on the Company's reported revenue or net loss amounts for any period presented. Accordingly, pro forma financial information has not been presented.
Other acquisitions

The Company also spent an aggregate of $9.9 million, net of cash acquired, in connection with other immaterial acquisitions during the six months ended June 30, 2018, which resulted in the recognition of additional intangible assets and goodwill. Pro forma financial information has not been presented for any of our acquisitions as the impact to our consolidated financial statements was not material.

NOTE 8 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2017	$58,327
Acquisitions completed during the six months ended June 30, 2018	197,329
Balance at June 30, 2018	$255,656

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The Company entered into two transactions accounted for as business combinations during the quarter ended June 30, 2018, that involved the acquisition of intangible assets. Refer to Note 7 for further details.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at June 30, 2018
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(611)	$674
Technology assets	45,978	(24,766)	21,212
Customer assets	57,109	(5,481)	51,628
Trade name	11,300	(235)	11,065
Other	961	(26)	935
Total	$116,633	$(31,119)	$85,514

	Balance at December 31, 2017
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(559)	$726
Technology assets	29,158	(21,329)	7,829
Customer assets	10,319	(4,540)	5,779
Total	$40,762	$(26,428)	$14,334

The weighted average amortization periods for acquired patents, acquired technology, customer intangible assets, and acquired trade name are approximately 13 years, 5 years, 11 years and 4 years, respectively.

All intangible assets are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Acquired intangible assets, net, beginning of the period	$14,138	$18,395	$14,334	$19,292
Acquisitions	74,192	—	75,871	1,224
Amortization expense	2,816	1,943	4,691	4,064
Acquired intangible assets, net, end of the period	$85,514	$16,452	$85,514	$16,452

The total estimated future amortization expense of these intangible assets as of June 30, 2018 is as follows (in thousands):

2018 (remaining 6 months)	$7,863
2019	13,843
2020	11,638
2021	10,440
2022	8,511
Thereafter	33,219
Total	$85,514

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	June 30, 2018	December 31, 2017
Inventory, net	$22,041	$16,777
Processing costs receivable	33,861	21,083
Prepaid expenses	16,663	14,473
Accounts receivable, net	17,895	8,606
Deferred hardware costs (i)	—	7,931
Deferred magstripe reader costs (ii)	3,034	2,469
Prepaid compensation, current (iii)	5,940	—
Other	20,816	15,115
Total	$120,250	$86,454

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

(iii) Prepaid compensation relates to cash transferred by the Company to an escrow agent in connection with a business combination that will be paid to officers of the acquiree over time as they provide services to the Company.

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll	$10,229	$9,103
Accrued professional fees	9,168	5,638
Accrued advertising and other marketing	11,961	6,723
Processing costs payable	11,205	10,145
Accrued non income tax liabilities	7,504	6,155
Accrued hardware costs	1,806	2,496
Other accrued liabilities	22,943	12,020
Total	$74,816	$52,280

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	June 30, 2018	December 31, 2017
Square Capital payable (iv)	$10,301	$7,671
Square Payroll payable (v)	6,494	2,850
Deferred revenue, current	24,062	5,893
Deferred rent, current	3,691	3,311
Accrued redemptions	1,110	1,036
Other	14,977	7,606
Total	$60,635	$28,367

(iv) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(v) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers employee payroll and related obligations.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2018	December 31, 2017
Investment in privately held entity	$25,000	$25,000
Prepaid compensation, non-current (i)	7,927	—
Deposits	2,646	2,738
Debt issuance costs	650	788
Deferred tax assets	680	519
Other	4,092	2,305
Total	$40,995	$31,350

(i) Prepaid compensation relates to cash transferred by the Company to an escrow agent in connection with a business combination that will be paid to officers of the acquiree over time as they provide services to the Company.
Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2018	December 31, 2017
Statutory liabilities (ii)	$47,423	$40,768
Deferred rent, non-current	21,479	20,349
Deferred purchase consideration	3,900	—
Deferred revenue, non-current	3,093	432
Deferred tax liabilities	148	644
Other	9,808	7,345
Total	$85,851	$69,538

(ii) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 12 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.3 million in unused commitment fees during both the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $750.0 million of convertible senior notes and an additional 15% or $112.5 million pursuant to the exercise in full of the option to the initial purchaser to cover over-allotments (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018
(and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of 2023 Notes.

In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $155.3 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 4.69% over the contractual terms of the Notes.

Debt issuance costs related to the 2023 Notes comprising of discounts and commissions payable to the initial purchasers of $6.0 million and third party offering costs amounted to $0.8 million. The Company allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the liability component were $5.6 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $400.0 million of convertible senior notes and an additional 10% or $40.0 million pursuant to the exercise in full of the option to the initial purchasers to cover over-allotments (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. It is the Company’s current intent and policy to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of 2022 Notes. The circumstances required to allow the holders to convert their 2022 Notes were met for the quarters commencing January 1, 2018, April 1, 2018 and July 1, 2018 respectively. In late July 2018, certain holders of the 2022 Notes informed the Company of their intention to convert $45 million in principal amount.

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $86.2 million and was determined by deducting the fair value of the liability component from the par value of the 2022 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2022 Notes at an effective interest rate of 5.34% over the contractual terms of the Notes.

Debt issuance costs related to the 2022 Notes comprised of discounts and commissions payable to the initial purchasers of $11.0 million and third party offering costs of $0.8 million. The Company allocated the total amount incurred to the liability and equity components of the 2022 Notes based on their relative values. Issuance costs attributable to the liability component were $9.4 million and will be amortized to interest expense using the effective interest method over the contractual term.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
June 30, 2018
2023 Notes	862,500	(152,955)	(5,524)	704,021
2022 Notes	440,000	(65,414)	(7,170)	367,416
Total	1,302,500	(218,369)	(12,694)	1,071,437

December 31, 2017
2022 Notes	440,000	(73,384)	(8,044)	358,572

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
June 30, 2018
2023 Notes	155,250	(1,231)	154,019
2022 Notes	86,203	(2,302)	83,901
Total	241,453	(3,533)	237,920

December 31, 2017
2022 Notes	86,203	(2,302)	83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$850	$413	$1,263	$526
Amortization of debt discount and issuance costs	6,830	4,221	11,223	5,611
Total	$7,680	$4,634	$12,486	$6,137

The effective interest rate of the liability component is 4.69% and 5.34% for the 2023 Notes and 2022 Notes, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes, the Company entered into convertible note hedge transactions (2023 convertible note hedges) with certain financial institution counterparties whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedge transactions was $172.6 million. In addition, the Company sold warrants (2023 warrants) to the counterparties whereby the counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce dilution from the conversion of the 2023 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 convertible note hedges and 2023 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 convertible note hedge and 2023 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the counterparties whereby the counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

NOTE 13 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accrued transaction losses, beginning of the period	$28,309	$20,444	$26,893	$20,064
Provision for transaction losses	14,087	13,076	28,345	24,634
Charge-offs to accrued transaction losses	(13,189)	(11,065)	(26,031)	(22,243)
Accrued transaction losses, end of the period	$29,207	$22,455	$29,207	$22,455

NOTE 14 - INCOME TAXES
The Company recorded an income tax expense of $0.6 million and $0.8 million for the three and six months ended June 30, 2018, respectively, compared to income tax expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2017, respectively. The income tax expense recorded for the three and six months ended June 30, 2018 was primarily due to state and foreign income tax expense offset by a release in the U.S. valuation allowance.

The Company’s effective tax rate was (11.4)% and (2.7)% for the three and six months ended June 30, 2018, respectively, compared to an effective tax rate of (3.0)% and (3.3)% for the three and six months ended June 30, 2017, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2018 and June 30, 2017 primarily relates to the valuation allowance on the Company’s deferred tax assets.

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

As of June 30, 2018, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three and six months ended June 30, 2018 and June 30, 2017, was calculated on a jurisdiction basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017. The Company's accounting for all items is expected to be complete when the Company files its 2017 U.S. corporate income tax return 2018. Any differences between what was previously recorded and the final tax return amounts or estimates done for subsequent quarters are not expected to be material.

NOTE 15 - STOCKHOLDERS’ EQUITY
The changes in total stockholders’ equity were as follows (in thousands):

Total stockholders’ equity
Balance at December 31, 2017	$786,333
Net loss	(29,892)
Exercise of stock options	54,621
Purchases under the employee stock purchase plan	12,578
Vesting of early exercised stock options and other	126
Issuance of common stock in connection with business combination	139,396
Replacement stock awards issued in connection with acquisition	757
Conversion feature of convertible senior notes, due 2023, net of allocated costs	154,019
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2023	(172,586)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2023	112,125
Share-based compensation	103,196
Tax withholding related to vesting of restricted stock units	(68,575)
Cumulative adjustment for adoption of ASC 606	(4,586)
Recovery of common stock in connection with indemnification settlement agreement	(2,745)
Change in other comprehensive loss	(3,138)
Balance at June 30, 2018	$1,081,629

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of June 30, 2018, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of June 30, 2018, there were 297,371,047 shares of Class A common stock and 109,580,981 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. See Note 12, Indebtedness, for more details on this transaction.

Release of Caviar Shares Held Back

In 2014, in conjunction with the Company's acquisition of Caviar, Inc. (Caviar), 1,291,979 shares of the purchase consideration issuable were withheld for indemnification purposes. In April 2018, the Company reached an agreement with the former owners of Caviar whereby 822,085 of the shares held back were released to the former owners and 469,894 shares were forfeited back to the Company as indemnification against liabilities related to Caviar preacquisition matters. Upon reaching the agreement, the Company recorded an indemnification asset of $2.8 million and a corresponding credit to expense to compensate for the costs previously incurred in connection with Caviar preacquisition claims. The remaining value of the forfeited shares was treated as an equity repurchase.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors or a committee thereof. As of June 30, 2018, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 26,273,466, and 63,326,561 shares were available for future issuance. As of June 30, 2018, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 34,740,852.

A summary of stock option activity for the six months ended June 30, 2018 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	47,270,091	$8.67	6.52	$1,229,103
Granted	783,625	44.75
Exercised	(7,460,458)	7.32
Forfeited	(454,154)	12.21
Balance at June 30, 2018	40,139,104	$9.58	6.21	$2,089,523
Options exercisable as of
June 30, 2018	37,006,235	$8.62	6.02	$1,962,153

Restricted Stock Activity
Activity related to RSAs and RSUs during the six months ended June 30, 2018 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	21,317,525	$17.84
Granted	4,439,906	45.62
Vested	(3,736,968)	16.52
Forfeited	(1,145,249)	17.00
Unvested as of June 30, 2018	20,875,214	$24.03

Share-Based Compensation
The fair value of stock options and employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date.
The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three and Six Months Ended June 30,
	2018	2017
Dividend yield	—%	—%
Risk-free interest rate	2.92%	1.88%
Expected volatility	30.87%	32.22%
Expected term (years)	6.19	6.02

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$30	$18	$61	$18
Product development	33,806	25,136	64,288	44,492
Sales and marketing	5,634	4,355	10,595	8,290
General and administrative	12,649	10,084	23,999	18,463
Total	$52,119	$39,593	$98,943	$71,263

The Company recorded $2.0 million and $4.2 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2018, respectively, compared to $1.2 million and $3.0 million for the three and six months ended June 30, 2017, respectively, which are included in the table above.

The Company capitalized $2.7 million and $4.3 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2018, respectively, compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, there was $531.5 million of total unrecognized compensation cost related to outstanding awards that are expected to be recognized over a weighted-average period of 2.87 years.

NOTE 16 - LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(5,906)	$(15,962)	$(29,892)	$(31,052)
Basic shares:
Weighted-average common shares outstanding	403,390	377,959	400,318	373,291
Weighted-average unvested shares	(89)	(1,602)	(694)	(1,718)
Weighted-average shares used to compute basic net loss per share	403,301	376,357	399,624	371,573
Diluted shares:
Weighted-average shares used to compute diluted loss per share	403,301	376,357	399,624	371,573
Net loss per share:
Basic	$(0.01)	$(0.04)	$(0.07)	$(0.08)
Diluted	$(0.01)	$(0.04)	$(0.07)	$(0.08)

Additionally, since the Company expects to settle the principal amount of its outstanding 2022 Notes and 2023 Notes in cash, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread will have a dilutive impact on diluted net income per share of common stock when the average market price of the Company’s common stock for a given period exceeds the conversion price of $22.95 per share, for the 2022 Notes, or $77.85, for the 2023 Notes. Because the Company has reported a net loss for all periods presented, diluted loss per share is the same as basic loss per share for those periods.

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options and restricted stock units	62,908	81,919	64,635	83,406
Common stock warrants	23,605	19,173	21,377	15,173
Unvested shares	89	1,602	694	1,718
Employee stock purchase plan	170	340	189	359
Total anti-dilutive securities	86,772	103,034	86,895	100,656

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2018 and 2025. The Company recognized total rental expenses under operating leases of $5.3 million and $9.8 million for the three and six months ended June 30, 2018, respectively, compared to $3.1 million and $5.9 million for the three and six months ended June 30, 2017, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2018 are as follows (in thousands):

	Capital	Operating
Year:
2018 (remaining 6 months)	$2,599	$13,852
2019	5,089	32,823
2020	2,501	34,437
2021	46	34,473
2022	2	35,038
Thereafter	—	34,037
Total	$10,237	$184,660
Less amount representing interest	(14)
Present value of capital lease obligations	10,223
Less current portion of capital lease obligation	(5,190)
Non-current portion of capital lease obligation	$5,033

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

The Treasurer & Tax Collector of the City and County of San Francisco (Tax Collector) has issued a decision for fiscal years 2014 and 2015, that the Tax Collector believes the Company’s primary business activity is financial services rather than information services, and accordingly, the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. The Company paid the liability for fiscal years 2014 and 2015 in the first quarter of 2018, as assessed by the Tax Collector. The Company intends to vigorously defend its position, which it believes has merit. Should the Company not prevail, the Company could be obligated to pay additional taxes together with any associated penalties and interest for subsequent years that together, in aggregate, could be material. The Company is currently unable to estimate the range of possible loss given the uncertainties associated with this matter, including uncertainties about the Tax Collector’s rationale for its position and about the amounts that may ultimately be subject to such taxes.

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

Revenue
Revenue by geography is based on the billing addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
United States	$777,335	$530,008	$1,417,508	$974,907
International	37,603	21,497	66,033	38,152
Total net revenue	$814,938	$551,505	$1,483,541	$1,013,059

No individual country from the international markets contributed in excess of 10% of total revenue for the three and six months ended June 30, 2018 and 2017.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2018	December 31, 2017
Long-lived assets
United States	$456,159	$158,820
International	6,757	5,337
Total long-lived assets	$462,916	$164,157

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Cash Flow Data:
Cash paid for interest	$1,108	$284
Cash paid for income taxes	854	850
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	9,708	1,454
Unpaid business acquisition purchase price	3,995	644
Fair value of common stock issued related to business combination	(139,396)	—
Recovery of common stock in connection with indemnification settlement agreement	2,745	—

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

The foundation of our ecosystem is a full service, managed payments offering. Once a seller downloads the Square Point of Sale mobile app, they can quickly and easily take their first payment because we can typically bring them onto our system in minutes. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website or app. Once on our system, sellers gain access to technology and features such as reporting and analytics, next-day settlements, digital receipts, payment dispute and chargeback management, security, and Payment Card Industry (PCI) compliance.

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

In the same way that we have empowered businesses with fast, simple, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals. Cash App offers individuals access to a fast, easy way to send and receive money electronically to and from individuals and businesses. We offer Cash App customers the ability to store their funds as well as use their funds via Cash Card, a Visa prepaid card. We have added the capability for customers to receive direct deposit payments (such as those from an employer) and ACH payments from financial institutions. And customers can use their Cash Card to withdraw funds at ATMs. In May 2018, we launched Cash Boost, a rewards program that gives customers instant discounts when they make Cash Card purchases. Additionally, customers can buy and sell bitcoin in Cash App.

We also serve sellers through Caviar, our food ordering platform that helps restaurants reach new customers and increase sales without additional overhead. Caviar makes it easy for restaurants to offer diners more ways to order—delivery, pickup, group ordering for individuals or corporate customers—handling all the logistics and technology so the restaurant can focus on food. Caviar revenue consists of seller fees charged to restaurants and delivery and service fees from consumers. All fees are recognized upon delivery of the food, net of refunds.

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

In May 2018, we acquired Weebly, Inc. (Weebly). Weebly provides customers with tools to easily build a professional website or online store. We will combine Weebly’s web presence tools with Square’s in-person and online offerings to create one cohesive solution for sellers of all types, including restaurants, retailers, and service providers. An integrated suite of services will make critical business tasks like engaging with customers, managing orders, growing sales, and making informed business decisions easier for sellers.We charge subscription fees for website hosting services that are generally billed at inception with revenue recognized ratably over the term of the relevant arrangement.
We also provide hardware to facilitate commerce for sellers. This hardware includes magstripe readers, contactless and chip readers, chip card readers, Square Stand, Square Register, and third-party peripherals.

In May 2018, we issued $862.5 million in aggregate principal amount of convertible senior notes (2023 Notes) that mature on May 15, 2023, unless earlier converted or repurchased pursuant to their terms, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. We used a portion of the net proceeds to pay the cost of the convertible note hedge transaction described below, and intend to use the remaining net proceeds for general corporate purposes, which may include capital expenditures, investments, working capital, and potential acquisitions and strategic transactions. From time to time, we evaluate potential strategic transactions and acquisitions of businesses, technologies, products or talent.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries, including retail, services, and food-related businesses, and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom and Weebly further expanded our customer base globally.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Transaction-based revenue	$625,228	$482,065	$143,163	30%	$1,148,265	$885,543	$262,722	30%
Subscription and services-based revenue	134,332	59,151	75,181	127%	$231,386	$108,211	$123,175	114%
Hardware revenue	18,362	10,289	8,073	78%	32,779	19,305	$13,474	70%
Bitcoin revenue	$37,016	$—	$37,016	—%	$71,111	$—	$71,111	—%
Total net revenue	$814,938	$551,505	$263,433	48%	$1,483,541	$1,013,059	$470,482	46%
Total net revenue for the three and six months ended June 30, 2018 increased by $263.4 million or 48% and $470.5 million or 46%, respectively, compared to the three and six months ended June 30, 2017.
Transaction-based revenue for the three and six months ended June 30, 2018 increased by $143.2 million or 30% and $262.7 million or 30%, respectively, compared to the three and six months ended June 30, 2017. This increase was attributable to growth in Gross Payment Volume (GPV) processed of 30% for both the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 50% of our GPV in the second quarter of 2018, an increase from 46% in the second quarter of 2017. We continue to see ongoing success with attracting and enabling larger seller growth, which will help us to drive strong GPV growth as we scale.

Subscription and services-based revenue for the three and six months ended June 30, 2018 increased by $75.2 million or 127% and $123.2 million or 114%, respectively, compared to the three and six months ended June 30, 2017. Growth was driven primarily by Instant Deposit, Caviar, Cash Card, and Square Capital, as well as acquisitions completed in the second quarter. Subscription and services-based revenue contributed 16% of total net revenue in both the three and six months ended June 30, 2018, compared to 11% in both the three and six months ended June 30, 2017.

Hardware revenue for the three and six months ended June 30, 2018 increased by $8.1 million or 78%, and $13.5 million or 70%, respectively, compared to the three and six months ended June 30, 2017. The increase primarily reflects growth in shipments of Square Register following its launch in the fourth quarter of 2017. Square Register is our first all-in-one offering that combines our hardware, point-of-sale software, and payments technology. The increase was also driven by continued growth in sales of our Square Stand and third-party peripherals driven primarily by new features and product offerings and growth in sales of our contactless and chip readers. Additionally, the adoption of ASC 606 resulted in an increase of $2.3 million and $3.5 million in hardware revenue for the three and six months ended June 30, 2018, respectively, primarily related to the earlier revenue recognition of hardware sold through retail distribution channels and hardware installment sales, which were previously recorded upon sell through to the end user customer.

During the fourth quarter of 2017, we started offering our Cash App customers the ability to purchase bitcoin from us. Bitcoin revenue comprises the total sale amount we receive from bitcoin sales to customers and is recorded upon transfer of bitcoin to the customer's account. The sale amount generally includes a small margin added to the price we pay to purchase bitcoin and accordingly, the amount of bitcoin revenue will fluctuate depending on the volatility of market bitcoin prices and customer demand.
Total Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Transaction-based costs	$395,349	$311,092	$84,257	27%	$723,260	$568,870	$154,390	27%
Subscription and services-based costs	39,784	17,116	22,668	132%	70,152	32,992	37,160	113%
Hardware costs	25,536	14,173	11,363	80%	45,238	26,835	18,403	69%
Bitcoin costs	36,596	—	33,872	—%	70,468	—	70,468	—%
Amortization of acquired technology	1,857	1,695	162	10%	3,437	3,502	(65)	(2)%
Total cost of revenue	$499,122	$344,076	$155,046	45%	$912,555	$632,199	$280,356	44%

Total cost of revenue for the three and six months ended June 30, 2018 increased by $155.0 million or 45% and $280.4 million or 44%, respectively, compared to the three and six months ended June 30, 2017.

Transaction-based costs for the three and six months ended June 30, 2018 increased by $84.3 million or 27% and $154.4 million or 27%, respectively, compared to the three and six months ended June 30, 2017. This increase was attributable to growth in GPV processed of 30% for both the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017. Additionally, transaction-based margin as a percentage of GPV was 1.08% for both the three and six months ended June 30, 2018, up from 1.04% and 1.05% for the three and six months ended June 30, 2017, respectively. Transaction-based profit continued to benefit from higher margin products and improvements in our transaction cost profile.

Subscription and services-based costs for the three and six months ended June 30, 2018 increased by $22.7 million or 132% and $37.2 million or 113%, respectively, compared to the three and six months ended June 30, 2017, primarily reflecting increased costs associated with the growth of Caviar and, to a lesser extent, increased costs associated with the growth of Cash Card and Instant Deposit.

Hardware costs for the three and six months ended June 30, 2018 increased by $11.4 million or 80% and $18.4 million or 69%, respectively, compared to the three and six months ended June 30, 2017. The increase in hardware costs reflects growth in our sales of Square Register, Square Stand, third-party peripherals, and contactless and chip readers as described above. Additionally, the adoption of ASC 606 resulted in an increase of $2.6 million and $3.5 million in hardware costs for the three and six months ended June 30, 2018, respectively, primarily related to earlier recognition of costs of hardware sold through retail distribution channels and hardware installment sales in line with the revenue recognition for such sales under ASC 606.

Bitcoin costs comprises of the amounts we pay to purchase bitcoin from private broker dealers or from customers. The amount of bitcoin costs will fluctuate in line with the associated revenue.

Amortization of acquired technology assets for the three and six months ended June 30, 2018 increased by $0.2 million or 10% and decreased by $0.1 million or 2%, respectively, compared to the three and six months ended June 30, 2017, as a result of additional customer assets acquired through business combinations in the second quarter of 2018 offset in part by certain customer assets reaching end of life.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product development	$114,800	$78,126	$36,674	47%	$219,895	$146,708	$73,187	50%
% of total net revenue	14%	14%			15%	14%
Sales and marketing	$98,243	$59,916	$38,327	64%	$175,509	$109,816	$65,693	60%
% of total net revenue	12%	11%			12%	11%
General and administrative	$82,772	$62,988	$19,784	31%	$158,273	$119,923	$38,350	32%
% of total net revenue	10%	11%			11%	12%
Transaction, loan and advance losses	$21,976	$18,401	$3,575	19%	$40,007	$30,292	$9,715	32%
% of total net revenue	3%	3%			3%	3%
Amortization of acquired customer assets	$672	$222	$450	203%	$941	$427	$514	120%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$318,463	$219,653	$98,810	45%	$594,625	$407,166	$187,459	46%

Product development expenses for the three and six months ended June 30, 2018 increased by $36.7 million or 47% and $73.2 million or 50%, respectively, compared to the three and six months ended June 30, 2017, primarily due to an increase of $26.0 million and $56.2 million in personnel-related costs compared to the three and six months ended June 30, 2017, respectively, mainly in our engineering, data science, and design teams. The increase in personnel-related costs includes an increase in share-based compensation expense of $8.7 million and $19.8 million for the three and six months ended June 30, 2018, respectively.

Sales and marketing expenses for the three and six months ended June 30, 2018 increased by $38.3 million or 64% and $65.7 million or 60%, respectively, compared to the three and six months ended June 30, 2017, primarily due to the following:

•
an increase of $20.7 million and $32.9 million in costs associated with our Cash App peer-to-peer transfer service and Cash Card issuance costs, for the three and six months ended June 30, 2018, respectively;

•
an increase of $5.9 million and $12.3 million in advertising costs for the three and six months ended June 30, 2018, respectively, primarily from increased online, mobile, and televised marketing campaigns during the period; and

•
an increase of $5.6 million and $11.1 million in sales and marketing personnel costs for the three and six months ended June 30, 2018, respectively, to enable growth initiatives. The increase in personnel-related costs includes an increase in share-based compensation expense of $1.3 million and $2.3 million for the three and six months ended June 30, 2018, respectively.

General and administrative expenses for the three and six months ended June 30, 2018 increased by $19.8 million or 31% and $38.4 million or 32%, respectively, compared to the three and six months ended June 30, 2017, primarily due to the following:

•
an increase of $16.1 million and $29.8 million in general and administrative personnel costs for the three and six months ended June 30, 2018, respectively, mainly as a result of additions to our support, finance and legal personnel as we continue to add resources and skills as our business scales to support long-term growth. The increase in personnel-related costs includes an increase in share-based compensation expense of $2.6 million and $5.5 million for the three and six months ended June 30, 2018, respectively;

•
for both the three and six months ended June 30, 2018, we also incurred $4.4 million in acquisition related costs that are not normal recurring operating expenses, including amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, and due diligence costs. There was no similar activity in the comparative prior year periods; and,

•	an increase of $2.0 million in various tax and licensing expenses for the six months ended June 30, 2018, as we continue to expand our business and product offerings.

Transaction, loan and advance losses for the three and six months ended June 30, 2018 increased by $3.6 million or 19% and $9.7 million or 32%, respectively, compared to the three and six months ended June 30, 2017, primarily due to the following:

•
a $3.2 million and $5.7 million charge recorded to loan losses in the three and six months ended June 30, 2018, respectively, compared to $2.7 million for both the three and six months ended June 30, 2017, as a result of the growth of our Square Capital loan portfolio and continued refinement of inputs to our loan loss estimation methodology. We record loan losses when the amortized cost of a loan exceeds the estimated fair value of the loan, as determined at the individual loan level; and

•
growth in GPV. Transaction losses increased to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses.

Amortization of acquired customer assets for the three and six months ended June 30, 2018 increased by $0.5 million or 203% and $0.5 million or 120%, respectively, compared to the three and six months ended June 30, 2017, as a result of additional customer assets acquired through the business combinations in the second quarter of 2018 offset in part by certain customer assets reaching end of life.

Interest and Other Expense, Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest and other expense, net	$2,655	$3,266	$(611)	(19)%	$5,474	$3,765	$1,709	45%

Interest and other expense, net, for the three and six months ended June 30, 2018 decreased by $0.6 million and increased by $1.7 million, respectively, compared to the three and six months ended June 30, 2017, primarily due to interest expense related to our convertible notes issued in March 2017 and in May 2018, offset in part by income earned on our investment in marketable securities and foreign exchange rate gains. We expect interest expense will be higher in future quarters due to the increased principal amount of debt outstanding.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision for income taxes	$604	$472	$132	28%	$779	$981	$(202)	(21)%
Effective tax rate	(11.4)%	(3.0)%			(2.7)%	(3.3)%

Provision for income taxes for the three and six months ended June 30, 2018 increased by $0.1 million and decreased by $0.2 million, respectively, compared to the three and six months ended June 30, 2017. The increase for the three months ended June 30, 2018 is due to a change in the mix of U.S. and international income. The decrease for the six months ended June 30, 2018, is due to a change in the mix of U.S. and international income offset by a release in the U.S. valuation allowance.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, net income (loss), and other results under generally accepted accounting principles (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other payments solution providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except GPV)		(in thousands, except GPV)
Gross Payment Volume (GPV) (in millions)	$21,372	$16,421	$39,198	$30,068
Adjusted Revenue	$385,433	$240,413	$692,253	$444,189
Adjusted EBITDA	$68,322	$36,496	$104,216	$63,521
Adjusted Net Income Per Share:
Basic	$0.15	$0.08	$0.23	$0.13
Diluted	$0.13	$0.07	$0.20	$0.12

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to peer-to-peer payments sent from a credit card and Cash for Business.

Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure that we define as our total net revenue less transaction-based costs and bitcoin costs, and we add back the impact of the acquired deferred revenue adjustment, which was written down to fair value in purchase accounting. We believe it is useful to subtract transaction-based costs and bitcoin costs from total net revenue to derive Adjusted Revenue as this is a primary metric used by management to measure our business performance, and it affords greater comparability to other payments solution providers. Substantially all of the transaction-based costs are interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions. While some payments solution providers present their revenue in a similar fashion to us, others present their revenue net of transaction-based costs because, unlike us, they pass through these costs directly to their sellers and are not deemed the principal in these arrangements. Under our standard pricing model, we do not pass through these costs directly to our sellers. We also deduct bitcoin costs because we consider our role in the bitcoin transactions to be facilitating customer access to bitcoin. Since we only apply a small margin to the market cost of bitcoin when we sell bitcoin to customers, and we have no control over the cost of bitcoin in the market which tends to be volatile, we believe deducting bitcoin costs is a better reflection of the economic benefits as well as the Company's performance from the bitcoin transactions. We recognize acquired deferred revenue that was written down for purchase accounting since we believe that it is correlated with ordinary and ongoing operations of the acquired company and facilitates analysis of revenue growth and business trends. The acquired deferred revenue adjustment was not included in prior periods because it was immaterial or zero.
Adjusted Revenue has limitations as a financial measure, should be considered as supplemental in nature, and is not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•	Adjusted Revenue is net of transaction-based costs, which is our largest cost of revenue item;

•	Adjusted Revenue is net of bitcoin costs, which could be a significant cost;

•	The deferred revenue adjustment that is added back to Adjusted Revenue will never be recognized as revenue by the Company; and

•	other companies, including companies in our industry, may calculate Adjusted Revenue differently or not at all, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue and our financial results presented in accordance with GAAP. The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Total net revenue	$814,938	$551,505	$1,483,541	$1,013,059
Less: transaction-based costs	395,349	311,092	723,260	568,870
Less: bitcoin costs	36,596	—	70,468	—
Add: deferred revenue adjustment related to purchase accounting	2,440	—	2,440	—
Adjusted Revenue	$385,433	$240,413	$692,253	$444,189

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

•
In connection with the issuance of our convertible senior notes (as described in Note 12), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results.

•
We exclude the gain or loss on the sale of property and equipment, and impairment of intangible assets, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

•
We also exclude certain costs associated with acquisitions that are not normal recurring operating expenses, including amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting and due diligence costs, and we add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting. Such amounts were not included in prior periods as they were immaterial or zero.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net loss	$(5,906)	$(15,962)	$(29,892)	$(31,052)
Share-based compensation expense	52,119	39,593	98,943	71,263
Depreciation and amortization	12,328	9,125	22,488	18,562
Interest and other expense, net	2,655	3,266	5,474	3,765
Provision for income taxes	604	472	779	981
Loss (gain) on sale of property and equipment	73	2	(25)	2
Acquisition related costs	4,363	—	4,363	—
Acquired deferred revenue adjustment	2,440	—	2,440	—
Acquired deferred costs adjustment	(354)	—	(354)	—
Adjusted EBITDA	$68,322	$36,496	$104,216	$63,521

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net loss	$(5,906)	$(15,962)	$(29,892)	$(31,052)
Share-based compensation expense	52,119	39,593	98,943	71,263
Amortization of intangible assets	2,816	1,943	4,691	4,064
Amortization of debt discount and issuance costs	6,830	4,221	11,223	5,611
Loss (gain) on sale of property and equipment	73	2	(25)	2
Acquisition related costs	4,363	—	4,363	—
Acquired deferred revenue adjustment	2,440	—	2,440	—
Acquired deferred costs adjustment	(354)	—	(354)	—
Adjusted Net Income	$62,381	$29,797	$91,389	$49,888
Adjusted Net Income Per Share:
Basic	$0.15	$0.08	$0.23	$0.13
Diluted	$0.13	$0.07	$0.20	$0.12
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	403,301	376,357	399,624	371,573
Diluted	470,022	418,468	465,892	411,420

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable securities (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,387,977	$696,474
Short-term restricted cash	27,487	28,805
Long-term restricted cash	12,908	9,802
Cash, cash equivalents, and restricted cash	$1,428,372	$735,081
Short-term investments	233,599	169,576
Long-term investments	168,150	203,667
Cash, cash equivalents, restricted cash and investments in marketable securities	$1,830,121	$1,108,324

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$71,032	$90,590
Net cash used in investing activities	(166,047)	(255,744)
Net cash provided by financing activities	791,811	427,779
Effect of foreign exchange rate on cash and cash equivalents	(3,505)	2,331
Net increase in cash, cash equivalents and restricted cash	$693,291	$264,956

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable securities. As of June 30, 2018, we had $1,789.7 million of cash and cash equivalents and investments in marketable securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable securities are classified as available-for-sale.

On March 6, 2017, we issued $440.0 million in aggregate principal amount of convertible senior notes (2022 Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was approximately $92.1 million. In addition, we sold warrants (2022 warrants) to the counterparties whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $31.18 per share. We received approximately $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce and/or offset dilution from the conversion of the 2022 Notes. The net proceeds from this transaction, after issuance costs was approximately $393.4 million.

On May 25, 2018, we issued $862.5 million in aggregate principal amount of convertible senior notes (2023 Notes) that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of our Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. In connection with the offering of the 2023 Notes, we entered into convertible note hedge transactions (2023 convertible note hedges) with certain financial institution counterparties whereby we have the option to purchase a total of approximately 11.1 million shares of our Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedge transactions was approximately $172.6 million. In addition, we sold warrants (2023 warrants) to the counterparties whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of our Class A common stock at a price of approximately $109.26 per share. We received approximately $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce and/or offset dilution from the conversion of the Notes. The net proceeds from this transaction, after issuance costs was approximately $795.2 million.

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

See Note 12, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on these transactions.

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

Short-term restricted cash of $27.5 million as of June 30, 2018 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $12.9 million as of June 30, 2018 reflects cash deposited into money market accounts that is used as collateral pursuant to multi-year lease agreements entered into in 2012 and 2014 for our office buildings. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

For the six months ended June 30, 2018, cash provided by operating activities was $71.0 million, primarily as a result of:

•
Net loss of $29.9 million, offset by non-cash items consisting primarily of share-based compensation of $98.9 million, transaction, loan and advance losses of $40.0 million, depreciation and amortization of $22.5 million, and non-cash items of $11.9 million. These items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $267.7 million, settlements payable of $25.8 million and other current liabilities of $18.0 million. Both customers payable and settlements payable balances increased significantly compared to as of December 31, 2017 primarily due to the increase in GPV at the end of the period. These balances are largely offset by settlements receivable, described below, which moves in tandem. Other current liabilities increased primarily due to increase in payables associated with Square Capital and Square Payroll.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $192.0 million for reasons aforementioned, increases in customer funds of $105.8 million as result of an increasing customer base with stored funds on the Cash App, increases in other current assets of $33.5 million, charge-offs to accrued transaction losses of $26.0 million arising as a result of growth in GPV, the net activity related to loans held for sale of $17.3 million arising from increased loan purchases, and increases in other non-current assets of $9.7 million that includes prepaid compensation associated with a business combination.

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
For the six months ended June 30, 2018, cash used in investing activities was $166.0 million, primarily as a result of business acquisitions, net of cash acquired of $111.8 million and the purchase of marketable securities of $165.0 million, offset in part by proceeds from maturities and sales of marketable securities of $135.5 million. Additional uses of cash were as a result of the purchase of property and equipment of $23.1 million.
For the six months ended June 30, 2017, cash used in investing activities was $255.7 million primarily as a result of the purchase of marketable securities of $314.1 million, offset in part by proceeds from maturities and sales of marketable securities of $73.8 million. Additional uses of cash were as a result of the purchase of property and equipment of $13.9 million.

Cash Flows from Financing Activities
For the six months ended June 30, 2018, cash provided by financing activities was $791.8 million as a result of $795.2 million in net proceeds from the 2023 Notes offering and as a result of proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $67.2 million, offset in part by payments for employee tax withholding related to vesting of restricted stock units of $68.6 million.
For the six months ended June 30, 2017, cash provided by financing activities was $427.8 million as a result of $393.4 million in net proceeds from the 2022 Notes offering and as a result of proceeds from issuances of common stock from the exercise of options of $89.9 million, offset in part by the settlement of the warrant with Starbucks of $54.8 million.

Contractual Obligations and Commitments
On May 25, 2018, we issued $862.5 million in aggregate principal amount of 2023 Notes that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. See Note 12, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the adoption of ASC 606, Revenue from Contracts with Customers, as discussed further in Note 2 of the Notes to the Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the six months ended June 30, 2018.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable securities as of June 30, 2018, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, government investigations, and other disputes arising in the ordinary course of business. We cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these matters. While we do not believe, at this time, that any ultimate liability resulting from any of these matters will have a material adverse effect on our results of operations, financial position, or liquidity, we cannot give any assurance regarding the ultimate outcome of these matters, and their resolution could be material to our operating results for any particular period.

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

Our total net revenue grew from $1,267.1 million in 2015 to $1,708.7 million in 2016 and to $2,214.3 million in 2017. Comparing the six months ended June 30, 2017 and 2018, our total net revenue grew from $1,013.1 million to $1,483.5 million, respectively. Our rate of revenue growth has slowed at times in the past, and may decline in the future, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $62.8 million, $171.6 million, and $212.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the six months ended June 30, 2018 and 2017, we generated net losses of $29.9 million and $31.1 million, respectively.

As of June 30, 2018, we had an accumulated deficit of $877.2 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We, our sellers, and our partners, including third-party data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions, as well as other users of our services, such as Cash App and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information, including those regarding our sellers’ customers, Weebly customers, Cash App customers, Square Capital customers, and Caviar diners, couriers and restaurants, including their contact information, payment card numbers and expiration dates, and purchase histories. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should such third party developers experience or cause a breach, that could lead to a compromise of the content that those sellers gave permission to access.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate privacy and security measures. However, if our privacy and security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, or otherwise, and, as a result, someone obtains unauthorized access to or exfiltrates funds, cryptocurrencies, including bitcoin, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability, financial loss, and be subject to regulatory scrutiny and penalties, including costs associated with remediation.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for their cost of issuing new cards and other related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers, prevent us from obtaining new sellers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

installing enhanced management information and control systems; and

preserving our core values, strategies, and goals and effectively communicating these to our employees worldwide.

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

potential tariffs, sanctions, fines or other trade restrictions;

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

we may experience difficulty and may not be successful in integrating technologies, IT systems, data processing methods and policies, accounting systems, culture, or personnel;

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

acquisitions could result in dilutive issuances of equity securities or the incurrence of debt; and

our business, the acquired business, or the integrated business may be adversely affected by other political, business, and general economic conditions.
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

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing, component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.

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

Our software, hardware, and systems may contain undetected errors that could have a material adverse effect on our business, particularly to the extent such errors are not detected and remedied quickly. We have from time to time found defects in our customer-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors may be introduced in the future. If there are such errors or defects in our software, hardware or systems, we may face negative publicity, government investigations and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited and it is uncertain what effect such diminished control will have on the quality of our products. If there are defects in the manufacture of our hardware products, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware continues to increase in size and complexity, these risks may correspondingly increase as well.

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, defects, security breaches such as cyber-attacks or identify theft, malfeasance, disruptions in services, or other performance problems with our services could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, third-party security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, and industry standards in the United States and in other countries in which we operate. These laws and regulations govern numerous areas that are important to our business, including, but not limited to, consumer protection, privacy, information security, fair lending, financial services, labor and employment, immigration, import and export practices, product labeling, competition, data protection, and marketing and communications practices. Such laws and regulations are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. Any perceived or actual breach of laws and regulations could result in investigations, regulatory inquiries, litigation, fines, negative customer sentiment or otherwise negatively impact our business. It is possible that these laws and regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services; that could cause us to be subject to audits, inquiries, investigations, or lawsuits; that could result in fines, injunctive relief, or other liabilities; or that could require costly, time-consuming, or otherwise burdensome compliance measures from us.

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union in 2016 adopted a General Data Protection Regulation (GDPR), which became effective in May 2018, superseding previous EU data protection legislation, imposing more stringent data privacy and data protection requirements and providing greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR became law in May 2018. In June 2018, California passed the California Consumer Privacy Act of 2018 (CCPA), which will become effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. Legislators have stated that they intend to propose amendments to this legislation, and it remains unclear how various provisions of this legislation will be interpreted and enforced. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Data privacy and security continues to be a rapidly evolving area, and further legislative activity may arise in other jurisdictions. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the GDPR in the EU and the CCPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy policies or with any regulatory requirements or orders, other local, state, federal, or international privacy, data protection, information security or consumer protection-related laws and regulations, industry standards or contractual obligations could cause our customers to reduce their use of our products and services and could materially and adversely affect our business.

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

The state and federal laws, rules, regulations, and licensing schemes that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, consumer financial protection, anti-money laundering, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, and regulations are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, those enforced by the Australian Transaction Reports and Analysis Centre, and those enforced by the Financial Conduct Authority in the United Kingdom. As we expand into new jurisdictions, or expand our product offerings into existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. If we pursue additional or alternative means of growing Square Capital, additional state and federal regulations would apply. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply. In addition, as our business and products continue to develop and expand, we may become subject to additional rules and regulations.

We have introduced a feature to the Cash App that permits our customers to buy and sell bitcoin. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. We do not believe that the bitcoin platform involves offering securities that are subject to the registration or other provisions of the federal or state securities laws. We also do not believe the feature subjects us to regulation under the federal securities laws, including as a broker-dealer or an investment adviser, or registration under the federal commodities laws. However, the regulation of cryptocurrency and crypto platforms is still an evolving area and it is possible that a court or a federal or state regulator could disagree with one or more of these conclusions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, and to the extent that the feature is viewed by the market as a valuable asset to Square, the price of our Class A common stock could decrease.

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

We receive significant media attention and, as a public company, have a higher profile, which could result in increased litigation or other legal or regulatory proceedings. In addition, some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. Evolving case law over worker classification, including a recent California Supreme Court decision, also increases litigation in this area and may have ramifications as to how we operate certain segments of our business and our engagement with independent contractors.

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

As of June 30, 2018, we had 453 issued patents in force in the United States and abroad and 606 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

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

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on dividends and stock repurchases. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our other outstanding indebtedness, including our 2022 Notes and 2023 Notes (collectively, Notes) and any future financing agreements that we may enter into to become immediately due and payable.

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

On March 6, 2017, we issued $440.0 million aggregate principal amount of 2022 Notes and on May 25, 2018, we issued $862.5 million aggregate principal amount of 2023 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, and prior to February 15, 2023, in the case of the 2023 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the applicable conversion price for the relevant period in the calendar quarter ending June 30, 2018, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2018. Whether the Notes of either series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. In addition, holders of the Notes have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or to pay cash upon conversion (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our credit facility, our other outstanding indebtedness or agreements governing our future indebtedness and have a material adverse effect on our business, results of operations and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

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

For example, in February 2016, the FASB issued a new accounting standard for leasing which will be effective for us in fiscal year 2019. While we continue to evaluate the impact of adopting this guidance on our consolidated financial statements, we do expect to record material right to use assets and related lease liabilities on our consolidated balance sheets upon adoption, which will increase total assets and liabilities. Changes resulting from this and other new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our global operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our contracts are denominated primarily in U.S. dollars, and therefore the majority of our revenue is not subject to foreign currency risk. However, fluctuations in exchange rates of the U.S. dollar against foreign currencies could adversely affect our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. From time to time, we may enter into forward contracts, options and/or foreign exchange swaps related to specific transaction exposures that arise in the normal course of our business, though we are not currently a party to any such hedging transactions. These and other such hedging activities may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was enacted in December 2017 and contains many significant changes to U.S. Federal tax laws. The 2017 Tax Act requires complex computations that were not previously provided for under U.S. tax law. The Company has provided for an estimated effect of the 2017 Tax Act in its financial statements. The 2017 Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. However, additional guidance may be issued by the IRS, Department of the Treasury, or other governing bodies that may significantly differ from the Company's interpretation of the law, which could have unforeseen effects on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 78.7% of the voting power of our combined outstanding capital stock as of June 30, 2018. Our executive officers and directors and their affiliates held approximately 75.2% of the voting power of our combined outstanding capital stock as of June 30, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

In connection with the issuance of the 2022 Notes and the 2023 Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the “option counterparties”. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2018, we issued a total of 2,406,071 shares of our Class A common stock in connection with the acquisition of Weebly, Inc., pursuant to exemptions from registration provided by Section 4(a)(2) and/or Regulation D under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated May 25, 2018, by and between Square, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	May 25, 2018
4.2	Form of 0.50% Convertible Senior Note due 2023 (included in Exhibit 4.1).	8-K	001-37622	4.2	May 25, 2018
10.1	Second Amendment to Credit Agreement, dated as of May 21, 2018, among Square, Inc., the Lenders Party Thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-37622	10.1	May 21, 2018
10.2	Purchase Agreement, dated May 22, 2018, by and between Square, Inc. and Goldman Sachs & Co. LLC.	8-K	001-37622	10.1	May 25, 2018
10.3	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.4	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
10.5	Tenth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of May 17, 2018.
10.6	Eleventh Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of June 25, 2018.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SQUARE, INC.

Date:	August 1, 2018	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
Sarah Friar
Chief Financial Officer
(Principal Financial Officer)