Form 10-Q
period 2018-09-30
Square, Inc.
filed 2018-11-07
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
______________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2018, the number of shares of the registrant’s Class A common stock outstanding was 308,397,662 and the number of shares of the registrant’s Class B common stock outstanding was 105,099,942.

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
We have based the forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$721,738	$696,474
Short-term investments	448,986	169,576
Restricted cash	33,230	28,805
Settlements receivable	1,194,701	620,523
Customer funds	269,094	103,042
Loans held for sale	73,219	73,420
Other current assets	136,400	86,454
Total current assets	2,877,368	1,778,294
Property and equipment, net	130,145	91,496
Goodwill	259,964	58,327
Acquired intangible assets, net	81,130	14,334
Long-term investments	537,663	203,667
Restricted cash	10,102	9,802
Other non-current assets	76,996	31,350
Total assets	$3,973,368	$2,187,270
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,448	$16,763
Customers payable	1,315,108	733,736
Settlements payable	203,274	114,788
Accrued transaction losses	35,332	26,893
Accrued expenses	101,066	52,280
Current portion of long-term debt	125,971	—
Other current liabilities	70,338	28,367
Total current liabilities	1,863,537	972,827
Long-term debt, net of current portion (Note 13)	897,976	358,572
Other non-current liabilities	89,711	69,538
Total liabilities	2,851,224	1,400,937
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at September 30, 2018 and December 31, 2017. None issued and outstanding at September 30, 2018 and December 31, 2017.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at September 30, 2018 and December 31, 2017; 306,228,873 and 280,400,813 issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at September 30, 2018 and December 31, 2017; 106,143,959 and 114,793,262 issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	1,986,059	1,630,386
Accumulated other comprehensive loss	(6,345)	(1,318)
Accumulated deficit	(857,570)	(842,735)
Total stockholders’ equity	1,122,144	786,333
Total liabilities and stockholders’ equity	$3,973,368	$2,187,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Transaction-based revenue	$655,384	$510,019	$1,803,649	$1,395,562
Subscription and services-based revenue	166,203	65,051	397,589	173,262
Hardware revenue	17,558	10,089	50,337	29,394
Bitcoin revenue	42,963	—	114,074	—
Total net revenue	882,108	585,159	2,365,649	1,598,218
Cost of revenue:
Transaction-based costs	414,456	328,043	1,137,716	896,913
Subscription and services-based costs	47,078	18,169	117,230	51,161
Hardware costs	23,229	18,775	68,467	45,610
Bitcoin costs	42,408	—	112,876	—
Amortization of acquired technology	2,277	1,556	5,714	5,058
Total cost of revenue	529,448	366,543	1,442,003	998,742
Gross profit	352,660	218,616	923,646	599,476
Operating expenses:
Product development	135,773	82,547	355,668	229,255
Sales and marketing	116,337	66,533	291,846	176,349
General and administrative	85,527	64,312	243,800	184,235
Transaction, loan and advance losses	23,596	19,893	63,603	50,185
Amortization of acquired customer assets	1,294	222	2,235	649
Total operating expenses	362,527	233,507	957,152	640,673
Operating loss	(9,867)	(14,891)	(33,506)	(41,197)
Interest expense, net	7,224	3,080	12,806	7,570
Other income, net	(37,800)	(1,226)	(37,908)	(1,951)
Income (loss) before income tax	20,709	(16,745)	(8,404)	(46,816)
Provision (benefit) for income taxes	1,066	(647)	1,845	334
Net income (loss)	$19,643	$(16,098)	$(10,249)	$(47,150)
Net income (loss) per share:
Basic	$0.05	$(0.04)	$(0.03)	$(0.13)
Diluted	$0.04	$(0.04)	$(0.03)	$(0.13)
Weighted-average shares used to compute net income (loss) per share
Basic	409,690	383,951	402,980	375,743
Diluted	474,915	383,951	402,980	375,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$19,643	$(16,098)	$(10,249)	$(47,150)
Net foreign currency translation adjustments	(946)	367	(3,341)	1,554
Net unrealized gain (loss) on revaluation of intercompany loans	(296)	(41)	$(89)	$362
Net unrealized gain (loss) on marketable debt securities	(647)	(200)	(1,597)	(320)
Total comprehensive income (loss)	$17,754	$(15,972)	$(15,276)	$(45,554)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,249)	$(47,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,323	27,647
Non-cash interest and other expense	23,554	9,969
Loss on extinguishment of long-term debt	1,625	—
Share-based compensation	157,856	111,311
Replacement stock awards issued in connection with acquisition	899	—
Gain on revaluation of equity investment	(36,908)	—
Recovery of common stock in connection with indemnification settlement agreement	(2,745)	—
Transaction, loan and advance losses	63,603	50,185
Change in deferred income taxes	(563)	133
Changes in operating assets and liabilities:
Settlements receivable	(579,769)	(271,235)
Customer funds	(156,162)	(41,899)
Purchase of loans held for sale	(1,139,142)	(874,498)
Sales and principal payments of loans held for sale	1,130,378	852,187
Other current assets	(50,060)	(6,262)
Other non-current assets	(8,875)	(1,699)
Accounts payable	(6,470)	1,223
Customers payable	581,530	295,406
Settlements payable	88,486	30,263
Charge-offs to accrued transaction losses	(40,354)	(33,081)
Accrued expenses	31,015	20,328
Other current liabilities	27,230	(1,125)
Other non-current liabilities	5,458	8,614
Net cash provided by operating activities	118,660	130,317
Cash flows from investing activities:
Purchase of marketable debt securities	(859,060)	(485,484)
Proceeds from maturities of marketable debt securities	128,603	106,079
Proceeds from sale of marketable debt securities	106,358	65,121
Purchase of property and equipment	(37,173)	(19,625)
Purchase of equity investment	—	(25,000)
Purchase of intangible assets	(1,584)	—
Business combinations, net of cash acquired	(112,399)	(1,600)
Net cash used in investing activities	(775,255)	(360,509)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	855,663	428,250
Purchase of convertible senior note hedges	(172,586)	(92,136)
Proceeds from issuance of warrants	112,125	57,244
Principal payment on conversion of senior notes	(70,047)	—
Payment of deferred purchase consideration	(640)	—
Payment for termination of Starbucks warrant	—	(54,808)
Principal payments on capital lease obligation	(2,658)	(1,020)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	94,780	111,889
Payments for tax withholding related to vesting of restricted stock units	(125,899)	(18,298)
Net cash provided by financing activities	690,738	431,121
Effect of foreign exchange rate on cash and cash equivalents	(4,154)	3,836
Net increase in cash, cash equivalents and restricted cash	29,989	204,765
Cash, cash equivalents and restricted cash, beginning of period	735,081	488,745
Cash, cash equivalents and restricted cash, end of period	$765,070	$693,510
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

Reclassifications and Other Adjustments

During the third quarter of 2018, the Company has reclassified prior period balances within interest and other (income) expense, net, to disaggregate the amounts and separately present interest (income) expense, net and other (income) expense, net on its consolidated statements of operations to conform to the current period presentation. This classification change was made to provide clarity of the balances as the activity continues to grow, particularly as a result of the impact of revaluation of an equity investment in the current period. During both the three and nine months ended September 30, 2018, the Company recorded a gain of $36.9 million to other income on the consolidated statements of operations arising from revaluation of this investment (Note 12). There was no impact to the net income (loss) on its consolidated statements of operations to any of the periods presented as result of this change.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other future annual or interim period.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2018 and 2017, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 50%, 37%, and 9% of settlements receivable as of September 30, 2018. The same three parties represented approximately 46%, 42%, and 8% of settlements receivable as of December 31, 2017. All other third-party processors were insignificant.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivables, customer funds, and loans held for sale. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans held for sale is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and ongoing performance monitoring of the Company’s loan customers.

Accounting Policies
Except for the adoption of ASC 606, Revenue from Contracts with Customers (ASC 606), described in Note 2, and the accounting policy on cryptocurrency transactions and customer funds, both described below, there have been no material changes to the Company’s accounting policies during the nine months ended September 30, 2018, as compared to the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cryptocurrency transactions

During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company purchases bitcoin from private broker dealers or from Cash App customers. Upon purchase, the Company records the cost of bitcoin within other current assets in its consolidated balance sheets. Upon sale, the Company records the total sale amount received from customers as bitcoin revenue and the associated cost as cost of revenue. The carrying value of bitcoin held by the Company was $0.2 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively. The Company assesses the carrying value of bitcoin held by the Company at each reporting date and records an impairment charge if the cost exceeds the fair value. Losses on bitcoin for the three and nine months ended September 30, 2018, were insignificant.

Customer funds

Customer funds represent Cash App customers' stored balances that customers can later use to send money or make payments, or customers with cash in transit. As of December 31, 2017, the Company held these stored balances as short term bank deposits. During the third quarter of 2018, the Company started investing a portion of these stored balances in short-term marketable debt securities (Note 5).

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which will require, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard should be applied on a modified retrospective basis. The Company does not plan to early adopt this guidance. The

Company’s operating leases primarily comprise of office facilities, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. While the Company continues to evaluate the impact of adopting this guidance on its consolidated financial statements, it does expect to record material right to use assets and related lease liabilities on its consolidated balance sheets upon adoption, which will increase total assets and liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. This standard is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

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

In July 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which will remove, modify and add disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

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

The Company recorded a net reduction to retained earnings of $4.6 million as of January 1, 2018, due to the cumulative impact of adopting ASC 606, primarily related to the effect on revenue and associated cost of revenue from hardware sold through the retail distribution channels and hardware installment sales. The impact to revenue for the three and nine months ended September 30, 2018 was an increase of $1.6 million and $5.3 million, respectively, as a result of applying ASC 606.

For the three months ended September 30, 2018, the revenue recognized from contracts with customers was $857.7 million and revenue from other sources was $24.5 million. For the nine months ended September 30, 2018, the revenue recognized from contracts with customers was $2,298.7 million and revenue from other sources was $67.0 million. Impairment losses arising from contracts with customers were $0.9 million and $2.7 million for the three and nine months ended September 30, 2018, respectively.

The impact of adoption of ASC 606 on the Company's condensed consolidated statement of operations was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change	As reported	Balances without adoption of ASC 606	Effect of change
Impact on the Condensed Consolidated Statement of Operations:
Subscription and services-based revenue	$166,203	$166,037	$166	$397,589	$397,272	$317
Hardware revenue	17,558	16,145	1,413	50,337	45,378	4,959
Subscription and services-based costs	47,078	47,078	—	117,230	117,230	—
Hardware costs	$23,229	$21,969	$1,260	$68,467	$63,665	$4,802

The impact of adoption of ASC 606 on the Company's condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
Impact on the Condensed Consolidated Balance Sheets:
Other current assets	$136,400	$148,491	$(12,091)
Other current liabilities	70,338	78,260	(7,922)
Other non-current assets	76,996	78,584	(1,588)
Other non-current liabilities	$89,711	$91,311	$(1,600)

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company's contracts with customers generally do not include multiple performance obligations with differing patterns of revenue recognition, except for domain name registration offered with website hosting services sold after May 31, 2018 following the acquisition of Weebly (Note 8).

The following table presents the Company's revenue from contracts with customers disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from Contracts with Customers:
Transaction-based revenue	$655,384	$510,019	$1,803,649	$1,395,562
Subscription and services-based revenue	141,752	65,051	330,637	173,262
Hardware revenue	17,558	10,089	50,337	29,394
Bitcoin revenue	$42,963	$—	$114,074	$—

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

The transaction fees collected from sellers are recognized as revenue on a gross basis as the Company is the principal in the delivery of the managed payments solutions to the sellers. The Company has concluded it is the principal because as the merchant of record, it controls the services before delivery to the seller, it is primarily responsible for the delivery of the services to its sellers, and it has discretion in setting prices charged to sellers. The Company also has the unilateral ability to accept or reject a transaction based on criteria established by the Company. As the merchant of record, Square is liable for the costs of processing the transactions for its sellers, and records such costs within cost of revenue.

Subscription and services-based revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Instant Deposit and Cash Card, Caviar, website hosting and domain name registration services, and various other software as a service (SaaS) products.

Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts. The Company charges a per transaction fee which is recognized as revenue when customers instantly deposit funds to their bank account. The Company also offers Cash App customers the ability to use funds stored in the Cash App via a Visa debit card, for which the Company charges a per transaction fee that is recorded as revenue.

Caviar is a food ordering platform that facilitates food delivery services. The Company's performance obligations are the delivery of food orders from restaurants to customers and the provision of catered meals to corporate customers. For delivery of food orders, the Company charges fees to restaurants, as sellers, and also charges delivery and service fees to individuals. For provision of catered meals the Company charges corporate customers a fee. All fees are billed upon delivery of food orders or catered meals, when the Company considers that it has satisfied its performance obligations. Revenue is recognized upon delivery of the food orders or catered meals, net of refunds. Refunds are estimated based on historical experience.

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

SaaS represents software products and solutions that provide customers with access to various technologies for a fee which is recognized as revenue ratably as the service is provided. The Company's contracts with customers are generally for a term of one month and renew automatically each month. The Company invoices its customers monthly. The Company considers that it satisfies its performance obligations over time each month as it provides the SaaS services to customers and hence recognizes revenue ratably over the month.

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

The Company offers hardware installment sales to customers with terms ranging from three to twenty four months. The Company allocates a portion of the consideration received from these arrangements to a financing component when it determines that a significant financing component exists. The financing component is subsequently recognized as financing revenue separate from hardware revenue, within subscription and services-based revenue, over the terms of the arrangement with the customer.

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

Deferred Revenue

Deferred revenue is primarily comprised of payments for website hosting and domain name registration received from customers at inception of the arrangements prior to the services being rendered. Deferred revenue also includes unearned revenue related to managed payments services offered in conjunction with hardware sales for which the cash payments from customers are received and due upon the sale of the hardware.

The deferred revenue balances were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Deferred revenue, beginning of the period	$27,155	$4,523	$5,893	$5,407
Less: accumulative adjustment for adoption of ASC 606	—	—	(4,303)	—
Deferred revenue, beginning of the period, as adjusted	27,155	4,523	1,590	5,407
Deferred revenue, end of the period	33,614	3,424	33,614	3,424
Deferred revenue arising from business combination	22,800	—	22,800	—
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$10,165	$2,060	$1,539	$5,312

Practical Expedients

The Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

NOTE 3 - RESTRICTED CASH

As of September 30, 2018 and December 31, 2017, restricted cash of $33.2 million and $28.8 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.

As of September 30, 2018 and December 31, 2017, the remaining restricted cash of $10.1 million and $9.8 million, respectively, is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements (Note 18). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

NOTE 4 - INVESTMENTS

The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale.

The Company's short-term and long-term investments as of September 30, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$48,206	$11	$(27)	$48,190
Corporate bonds	83,647	135	(64)	83,718
Municipal securities	28,904	37	(49)	28,892
U.S. government securities	270,094	70	(372)	269,792
Non-U.S. government securities	18,433	—	(39)	18,394
Total	$449,284	$253	$(551)	$448,986

Long-term debt securities:
U.S. agency securities	$132,013	$1	$(244)	$131,770
Corporate bonds	160,777	178	(75)	160,880
Municipal securities	20,203	82	(45)	20,240
U.S. government securities	221,751	202	(419)	221,534
Non-U.S. government securities	3,251	—	(12)	3,239
Total	$537,995	$463	$(795)	$537,663

The Company's short-term and long-term investments as of December 31, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$15,122	$—	$(39)	$15,083
Corporate bonds	57,855	22	(79)	57,798
Commercial paper	17,428	—	—	17,428
Municipal securities	23,743	8	(51)	23,700
U.S. government securities	55,729	1	(163)	55,567
Total	$169,877	$31	$(332)	$169,576

Long-term debt securities:
U.S. agency securities	$20,288	$2	$(121)	$20,169
Corporate bonds	91,959	25	(571)	91,413
Municipal securities	26,371	13	(160)	26,224
U.S. government securities	66,362	19	(520)	65,861
Total	$204,980	$59	$(1,372)	$203,667

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short term nature of the investments.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2018 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$449,284	$448,986
Due in one to five years	537,995	537,663
Total	$987,279	$986,649

NOTE 5 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2018	December 31, 2017
Cash	$219,087	$103,042
Cash Equivalents:
Money market funds	1,884	—
U.S. agency securities	8,335	—
U.S. government securities	29,898	—
Short-term debt securities:
U.S. government securities	$9,890	$—
Total	$269,094	$103,042

The Company determines the appropriate classification of the investments in marketable debt securities within customer funds at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities within customer funds as available-for-sale.

The Company's investments within customer funds as of September 30, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. government securities	9,891	—	(1)	9,890
Total	$9,891	$—	$(1)	$9,890

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short term nature of the investments.

The contractual maturities of the Company's investments within customer funds as of September 30, 2018 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$9,891	$9,890
Due in one to five years	—	—
Total	$9,891	$9,890

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and equity investments at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$311,158	$—	$—	$387,698	$—	$—
U.S. agency securities	—	123,202	—	—	—	—
Commercial paper	—	—	—	—	24,695	—
U.S. government securities	20,065	—	—	—	—	—
Customer funds:
Money market funds	1,884	—	—	—	—	—
U.S. agency securities	—	8,335	—	—	—	—
U.S. government securities	39,788	—	—	—	—	—
Short-term debt securities:
U.S. agency securities	—	48,190	—	—	15,083	—
Corporate bonds	—	83,718	—	—	57,798	—
Commercial paper	—	—	—	—	17,428	—
Municipal securities	—	28,892	—	—	23,700	—
U.S. government securities	269,792	—	—	55,567	—	—
Non-U.S. government securities	—	18,394	—	—	—	—
Long-term debt securities:
U.S. agency securities	—	131,770	—	—	20,169	—
Corporate bonds	—	160,880	—	—	91,413	—
Municipal securities	—	20,240	—	—	26,224	—
U.S. government securities	221,534	—	—	65,861	—	—
Non-U.S. government securities	—	3,239	—	—	—	—
Other:
Equity investment	61,908	—	—	—	—	—
Total	$926,129	$626,860	$—	$509,126	$276,510	$—

The carrying amounts of certain financial instruments, including settlements receivable, accounts payable, customers payable, and settlements payable, approximate their fair values due to their short-term nature.

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$711,229	$1,234,496	$—	$—
2022 Notes	312,718	1,599,954	358,572	719,356
Total	$1,023,947	$2,834,450	$358,572	$719,356

Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments.

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$73,219	$76,302	$73,420	$76,070
Total	$73,219	$76,302	$73,420	$76,070

The Company recognizes a charge within transaction, loan and advance losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. For the three and nine months ended September 30, 2018, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.3 million and $9.0 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.4 million and $6.1 million, respectively.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2018 and 2017, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 7 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements	$99,722	$77,073
Computer equipment	90,218	66,186
Capitalized software	51,177	35,063
Office furniture and equipment	18,773	14,490
	259,890	192,812
Less: Accumulated depreciation and amortization	(129,745)	(101,316)
Property and equipment, net	$130,145	$91,496

Depreciation and amortization expense on property and equipment was $11.7 million and $29.2 million for the three and nine months ended September 30, 2018, respectively. Depreciation and amortization expense on property and equipment was $7.3 million and $21.8 million for the three and nine months ended September 30, 2017, respectively.

NOTE 8 - ACQUISITIONS
Weebly, Inc.
On May 31, 2018, the Company acquired 100% of the outstanding shares of Weebly, a technology company that offers customers website hosting and domain name registration solutions. The acquisition of Weebly enables the Company to combine Weebly’s web presence tools with the Company's in-person and online offerings to create a cohesive solution for sellers to start or grow an omnichannel business. The acquisition will also expand the Company’s customer base globally and add a new recurring revenue stream.

The purchase consideration was comprised of $132.4 million in cash and 2,418,271 shares of the Company’s Class A common stock with an aggregate fair value of $140.1 million based on the closing price of the Company’s Class A common stock on the acquisition date. As part of the acquisition, the Company paid an aggregate of $17.7 million in cash and shares to settle outstanding vested and unvested employee options, of which $2.6 million was accounted for as post-combination compensation expense and is excluded from the purchase consideration. Third-party acquisition-related costs were insignificant. The results of Weebly's operations have been included in the consolidated financial statements since the closing date.
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

Consideration:
Cash	$132,432
Stock (2,418,271 shares of Class A common stock)	140,107
$272,539
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $25,758)	$44,685
Intangible customer assets	42,700
Intangible technology assets	14,900
Intangible trade name	11,300
Intangible other assets	961
Total liabilities assumed (including deferred revenue of $22,800)	(35,849)
Total identifiable net assets acquired	78,697
Goodwill	193,842
Total	$272,539
The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. During the third quarter of 2018, the Company has recognized measurement period adjustments to the purchase consideration and the fair value of certain liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were prospectively applied. The effect of these adjustments on the preliminary purchase price allocation was an increase in goodwill and tax liabilities assumed of $4.3 million and $3.0 million, respectively. There was no impact to the consolidated statements of operations as result of these adjustments. The Company continues the process of completing the valuation of the acquired intangible assets and deferred revenue and evaluating contingencies and tax effects related to the acquisition. Accordingly, the preliminary values reflected in the table above are subject to change.

As of September 30, 2018, $19.9 million of cash and 372,578 shares of the total consideration were withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.
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
Other acquisitions

The Company also spent an aggregate of $9.9 million, net of cash acquired, in connection with other immaterial acquisitions during the nine months ended September 30, 2018, which resulted in the recognition of additional intangible assets and goodwill. Pro forma financial information has not been presented for any of our acquisitions as the impact to our consolidated financial statements was not material.

NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2017	$58,327
Acquisitions completed during the nine months ended September 30, 2018	201,637
Balance at September 30, 2018	$259,964

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The Company entered into two transactions accounted for as business combinations during the quarter ended June 30, 2018, that involved the acquisition of intangible assets. Refer to Note 8 for further details.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at September 30, 2018
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(638)	$647
Technology assets	45,978	(27,043)	18,935
Customer assets	57,109	(6,775)	50,334
Trade name	11,300	(942)	10,358
Other	961	(105)	856
Total	$116,633	$(35,503)	$81,130

	Balance at December 31, 2017
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(559)	$726
Technology assets	29,158	(21,329)	7,829
Customer assets	10,319	(4,540)	5,779
Total	$40,762	$(26,428)	$14,334

The weighted average amortization periods for acquired patents, acquired technology, customer intangible assets, and acquired trade name are approximately 13 years, 5 years, 11 years and 4 years, respectively.

All intangible assets are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Acquired intangible assets, net, beginning of the period	$85,514	$16,452	$14,334	$19,292
Acquisitions	—	—	75,871	1,224
Amortization expense	4,384	1,804	9,075	5,868
Acquired intangible assets, net, end of the period	$81,130	$14,648	$81,130	$14,648

The total estimated future amortization expense of these intangible assets as of September 30, 2018 is as follows (in thousands):

2018 (remaining 3 months)	$4,069
2019	13,702
2020	11,496
2021	10,299
2022	8,369
Thereafter	33,195
Total	$81,130

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	September 30, 2018	December 31, 2017
Inventory, net	$25,294	$16,777
Processing costs receivable	36,747	21,083
Prepaid expenses	12,666	14,473
Accounts receivable, net	18,980	8,606
Deferred hardware costs (i)	—	7,931
Deferred magstripe reader costs (ii)	6,996	2,469
Prepaid compensation, current (iii)	5,487	—
Other	30,230	15,115
Total	$136,400	$86,454

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

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll	$17,691	$9,103
Accrued professional fees	6,903	5,638
Accrued advertising and other marketing	16,391	6,723
Processing costs payable	11,150	10,145
Accrued non income tax liabilities	6,390	6,155
Accrued hardware costs	10,232	2,496
Other accrued liabilities	32,309	12,020
Total	$101,066	$52,280

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	September 30, 2018	December 31, 2017
Deferred revenue, current	$29,285	$5,893
Square Capital payable (iv)	12,762	7,671
Square Payroll payable (v)	6,707	2,850
Deferred rent, current	3,844	3,311
Accrued redemptions	1,052	1,036
Other	16,688	7,606
Total	$70,338	$28,367

(iv) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(v) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers employee payroll and related obligations.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2018	December 31, 2017
Equity investment (i)	$61,908	$25,000
Prepaid compensation, non-current (ii)	6,959	—
Deposits	2,544	2,738
Debt issuance costs	580	788
Deferred tax assets	540	519
Other	4,465	2,305
Total	$76,996	$31,350

(i) In August, 2017, the Company invested $25.0 million for preferred shares of Eventbrite, Inc. (Eventbrite) which was carried at cost. In September, 2018, upon Eventbrite's initial public offering, the preferred shares held by the Company converted into Class B common shares of Eventbrite. The Company revalued this investment and will subsequently carry it at fair value, with changes in fair value being recorded within other income or expense on the consolidated statement of operations. During the three and nine months ended September 30, 2018, the Company recorded a gain of $36.9 million to other income on the consolidated statements of operations arising from revaluation of this investment.

(ii) Prepaid compensation relates to cash transferred by the Company to an escrow agent in connection with a business combination that will be paid to officers of the acquiree over time as they provide services to the Company.
Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2018	December 31, 2017
Statutory liabilities (iii)	$51,134	$40,768
Deferred rent, non-current	22,243	20,349
Deferred purchase consideration	3,900	—
Deferred revenue, non-current	4,329	432
Deferred tax liabilities	147	644
Other	7,958	7,345
Total	$89,711	$69,538

(iii) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 13 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.4 million in unused commitment fees during both the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $750.0 million of convertible senior notes and an additional 15% or $112.5 million pursuant to the exercise in full of the option to the initial purchaser to cover over-allotments (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. Effective October 2018, the Company revised its prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of 2023 Notes, and currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes.

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

Debt issuance costs related to the 2023 Notes comprised of discounts and commissions payable to the initial purchasers of $6.0 million and third party offering costs of $0.8 million. The Company allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the liability component were $5.6 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $400.0 million of convertible senior notes and an additional 10% or $40.0 million pursuant to the exercise in full of the option to the initial purchasers to cover over-allotments (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018. During the third quarter of 2018, certain holders of the 2022 Notes converted an aggregate principal amount of $70.0 million of their Notes. The Company settled the principal amount in cash and the balance by issuing 2.2 million shares of the Company's Class A common stock. Additionally, as of September 30, 2018, the Company had received notification from certain holders of the 2022 Notes of their intention to convert an aggregate principal amount of $149.0 million of 2022 Notes, that are expected to be settled in the fourth quarter of 2018 through a combination of cash and shares of the Company's Class A common stock. Effective October 2018, the Company revised its prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of 2022 Notes. The Company currently expects to settle future conversions in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The debt component associated with the 2022 Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment of $1.6 million, as the difference between the estimated fair value and the carrying value of such 2022 Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes. Accordingly, the excess of the fair value of the consideration issued to settle the conversion over the fair value of the debt component of $9.3 million was accounted for as a reduction to the additional paid in capital.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
September 30, 2018
2023 Notes	$862,500	$(145,998)	$(5,273)	$711,229
2022 Notes	369,953	(51,581)	(5,654)	312,718
Total	1,232,453	(197,579)	(10,927)	1,023,947

December 31, 2017
2022 Notes	$440,000	$(73,384)	$(8,044)	$358,572

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
September 30, 2018
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	72,480	(1,936)	70,544
Total	227,730	(3,167)	224,563

December 31, 2017
2022 Notes	$86,203	$(2,302)	$83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$1,469	$413	$2,732	$938
Amortization of debt discount and issuance costs	11,627	4,277	22,850	9,889
Total	$13,096	$4,690	$25,582	$10,827

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the counterparties whereby the counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. During the third quarter of 2018, the Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and the Company received 2.2 million shares of the Company's Class A common stock from the counterparties.

NOTE 14 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Accrued transaction losses, beginning of the period	$29,207	$22,455	$26,893	$20,064
Provision for transaction losses	20,449	15,102	48,794	39,737
Charge-offs to accrued transaction losses	(14,324)	(10,837)	(40,355)	(33,081)
Accrued transaction losses, end of the period	$35,332	$26,720	$35,332	$26,720

NOTE 15 - INCOME TAXES
The Company recorded an income tax expense of $1.1 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, compared to income tax (benefit) expense of $(0.6) million and $0.3 million for the three and nine months ended September 30, 2017, respectively. The income tax expense recorded for the three and nine months ended September 30, 2018 was primarily due to state and foreign income tax expense offset by a release in the U.S. valuation allowance.

The Company’s effective tax rate was 5.1% and (22.0)% for the three and nine months ended September 30, 2018, respectively, compared to an effective tax rate of 3.9% and (0.7)% for the three and nine months ended September 30, 2017, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2018 and September 30, 2017 primarily relates to the valuation allowance on the Company’s deferred tax assets and the income tax benefit of the monetization of its alternative minimum tax (AMT) credit in 2017.

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

As of September 30, 2018, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three and nine months ended September 30, 2018 and September 30, 2017, was calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (Tax Act).  During the third quarter of 2018, the Company finalized its federal and state income tax returns, making no material adjustments to provisional amounts previously recorded. If additional guidance clarifying aspects of the Tax Act is released, any subsequent adjustment to these amounts will be recorded to current tax expense as a change in tax law.

NOTE 16 - STOCKHOLDERS’ EQUITY
The changes in total stockholders’ equity were as follows (in thousands):

Total stockholders’ equity
Balance at December 31, 2017	$786,333
Net loss	(10,249)
Exercise of stock options	82,202
Purchases under the employee stock purchase plan	12,578
Vesting of early exercised stock options and other	136
Issuance of common stock in connection with business combination	140,107
Replacement stock awards issued in connection with acquisition	899
Conversion feature of convertible senior notes, due 2023, net of allocated costs	154,019
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2023	(172,586)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2023	112,125
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	(9,305)
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	—
Share-based compensation	164,142
Tax withholding related to vesting of restricted stock units	(125,899)
Cumulative adjustment for adoption of ASC 606	(4,586)
Recovery of common stock in connection with indemnification settlement agreement	(2,745)
Change in other comprehensive loss	(5,027)
Balance at September 30, 2018	$1,122,144

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of September 30, 2018, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of September 30, 2018, there were 306,228,873 shares of Class A common stock and 106,143,959 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. See Note 13, Indebtedness, for more details on this transaction.

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

Conversion of 2022 Notes and Exercise of the 2022 Convertible Note Hedges

In connection with the conversion of certain of the 2022 Notes, the Company issued 2.2 million shares of Class A common stock. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 2.2 million shares of Class A common stock from the counterparties to offset the shares issued.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors or a committee thereof. As of September 30, 2018, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 25,272,110, and 63,264,588 shares were available for future issuance. As of September 30, 2018, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 31,343,565.

A summary of stock option activity for the nine months ended September 30, 2018 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	47,270,091	$8.67	6.52	$1,229,103
Granted	783,625	44.75
Exercised	(10,661,450)	7.71
Forfeited	(674,525)	12.97
Balance at September 30, 2018	36,717,741	$9.64	5.94	$3,281,558
Options exercisable as of
September 30, 2018	33,952,212	$8.64	5.75	$3,068,274

Restricted Stock Activity
Activity related to RSAs and RSUs during the nine months ended September 30, 2018 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	21,317,525	$17.84
Granted	6,408,650	52.93
Vested	(5,796,657)	18.30
Forfeited	(2,031,584)	18.56
Unvested as of September 30, 2018	19,897,934	$28.94

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

	Nine Months Ended September 30,
	2018	2017
Dividend yield	—%	—%
Risk-free interest rate	2.92%	1.88%
Expected volatility	30.87%	32.22%
Expected term (years)	6.19	6.02

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$18	$29	$79	$47
Product development	39,525	25,254	103,813	69,746
Sales and marketing	6,108	4,579	16,703	12,869
General and administrative	13,262	10,186	37,261	28,649
Total	$58,913	$40,048	$157,856	$111,311

The Company recorded $2.0 million and $6.3 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and nine months ended September 30, 2018, respectively, compared to $1.3 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, which are included in the table above.

The Company capitalized $2.0 million and $6.3 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2018, respectively, compared to $1.3 million and $2.5 million for the three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, there was $588.5 million of total unrecognized compensation cost related to outstanding awards that are expected to be recognized over a weighted-average period of 2.90 years.

NOTE 17 - INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$19,643	$(16,098)	$(10,249)	$(47,150)
Denominator:
Basic shares:
Weighted-average common shares outstanding	410,095	385,409	403,577	377,374
Weighted-average unvested shares	(405)	(1,458)	(597)	(1,631)
Weighted-average shares used to compute basic net income (loss) per share	409,690	383,951	402,980	375,743
Diluted shares:
Stock options and restricted stock units	47,175	—	—	—
Convertible senior notes	6,409	—	—	—
Common stock warrants	11,422	—	—	—
Employee stock purchase plan	219	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	474,915	383,951	402,980	375,743
Net income (loss) per share:
Basic	$0.05	$(0.04)	$(0.03)	$(0.13)
Diluted	$0.04	$(0.04)	$(0.03)	$(0.13)

Additionally, since the Company has revised its policy and now intends to settle future conversions of its outstanding 2022 Notes and 2023 Notes entirely in shares of its Class A common stock, the Company will consider the number of shares expected to be issued in calculating any potential dilutive effect of the conversions, if applicable. In the periods that the Company has reported a net loss the diluted loss per share is the same as basic loss per share for those periods.

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and restricted stock units	12,079	76,618	62,822	81,118
Common stock warrants	18,830	19,173	24,387	16,539
Convertible senior notes	23,415	—	24,276	—
Unvested shares	405	1,458	597	1,631
Employee stock purchase plan	26	517	207	412
Total anti-dilutive securities	54,755	97,766	112,289	99,700

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2018 and 2025. The Company recognized total rental expenses under operating leases of $6.4 million and $16.2 million for the three and nine months ended September 30, 2018, respectively, compared to $3.7 million and $9.6 million for the three and nine months ended September 30, 2017, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2018 are as follows (in thousands):

	Capital	Operating
Year:
2018 (remaining 3 months)	$1,284	$7,687
2019	5,029	29,454
2020	2,446	30,657
2021	—	30,598
2022	—	31,051
Thereafter	—	32,747
Total	$8,759	$162,194
Less amount representing interest	—
Present value of capital lease obligations	8,759
Less current portion of capital lease obligation	(5,135)
Non-current portion of capital lease obligation	$3,624

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

On May 14, 2018, Joshua Woodle, on behalf of a class of couriers who have delivered with Caviar in California, filed a lawsuit in San Francisco County Superior Court against the Company doing business as Caviar, which alleges that Caviar misclassified Mr. Woodle and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code. Plaintiffs seek damages and injunctive relief. The Court compelled arbitration of Mr. Woodle’s arbitrable claims on November 5, 2018. On August 24, 2018, Mervyn Cole, on behalf of the State of California and similarly situated couriers who have delivered with Caviar in California filed a lawsuit in Los Angeles County Superior Court against the Company doing business as Caviar. The complaint alleges that Caviar misclassified Mr. Cole and other similarly situated couriers as independent contractors and, in doing so, violated certain provisions of the California Labor Code. The action is being brought as a representative action under the Private Attorneys

General Act (“PAGA”). Plaintiffs seek civil penalties and injunctive relief. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

NOTE 19 - SEGMENT AND GEOGRAPHICAL INFORMATION
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
Revenue
Revenue by geography is based on the billing addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
United States	$838,149	$559,053	$2,255,657	$1,533,960
International	43,959	26,106	109,992	64,258
Total net revenue	$882,108	$585,159	$2,365,649	$1,598,218

No individual country from the international markets contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2018 and 2017.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2018	December 31, 2017
Long-lived assets
United States	$464,455	$158,820
International	6,784	5,337
Total long-lived assets	$471,239	$164,157

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental Cash Flow Data:
Cash paid for interest	$1,945	$1,230
Cash paid for income taxes	1,265	1,117
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	11,004	(123)
Unpaid business combination purchase price	3,995	644
Fair value of common stock issued related to business combination	(140,107)	—
Recovery of common stock in connection with indemnification settlement agreement	2,745	—
Fair value of common stock issued to settle the conversion of senior notes, due 2022	(189,916)	—
Fair value of shares received to settle senior note hedges, due 2022	189,916	—

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

In the same way that we have empowered businesses with fast, simple, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals. Cash App offers individuals access to a fast, easy way to send and receive money electronically to and from individuals and businesses. We offer Cash App customers the ability to store their funds as well as use their funds via Cash Card, a Visa debit card. We have added the capability for customers to receive direct deposit payments (such as those from an employer) and ACH payments from financial institutions. Customers can also use their Cash Card to withdraw funds at ATMs. During the second quarter of 2018, we launched Cash Boost, a rewards program that gives customers instant discounts when they make Cash Card purchases. Additionally, customers can buy and sell bitcoin in Cash App.

We also serve sellers through Caviar, our food ordering platform that helps restaurants reach new customers and increase sales without additional overhead. Caviar makes it easy for restaurants to offer diners more ways to order—delivery, pickup, group ordering for individuals or corporate customers—handling all the logistics and technology so the restaurant can focus on food. Caviar revenue consists of seller fees charged to restaurants and delivery and service fees from consumers. For provision of catered meals the Company charges corporate customers a fee. All fees are recognized upon delivery of the food orders or catered meals, net of refunds.

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

In May 2018, we acquired Weebly, Inc. (Weebly). Weebly provides customers with tools to easily build a professional website or online store. We will combine Weebly’s web presence tools with Square’s in-person and online offerings to create one cohesive solution for sellers of all types, including restaurants, retailers, and service providers. An integrated suite of services will make critical business tasks like engaging with customers, managing orders, growing sales, and making informed business decisions easier for sellers. We charge subscription fees for website hosting services that are generally billed at inception with revenue recognized ratably over the term of the relevant arrangement.

We also provide hardware to facilitate commerce for sellers. This hardware includes magstripe readers, contactless and chip readers, chip card readers, Square Stand, Square Register, Square Terminal and third-party peripherals.

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

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Transaction-based revenue	$655,384	$510,019	$145,365	29%	$1,803,649	$1,395,562	$408,087	29%
Subscription and services-based revenue	166,203	65,051	101,152	155%	$397,589	$173,262	$224,327	129%
Hardware revenue	17,558	10,089	7,469	74%	50,337	29,394	$20,943	71%
Bitcoin revenue	$42,963	$—	$42,963	—%	$114,074	$—	$114,074	—%
Total net revenue	$882,108	$585,159	$296,949	51%	$2,365,649	$1,598,218	$767,431	48%
Total net revenue for the three and nine months ended September 30, 2018 increased by $296.9 million or 51% and $767.4 million or 48%, respectively, compared to the three and nine months ended September 30, 2017.
Transaction-based revenue for the three and nine months ended September 30, 2018 increased by $145.4 million or 29% and $408.1 million or 29%, respectively, compared to the three and nine months ended September 30, 2017. This increase was attributable to growth in Gross Payment Volume (GPV) processed of 29% and 30% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 52% of our GPV in the third quarter of 2018, an increase from 48% in the third quarter of 2017. We continue to see ongoing success with attracting and enabling larger seller growth, which will help us to drive strong GPV growth as we scale.

Subscription and services-based revenue for the three and nine months ended September 30, 2018 increased by $101.2 million or 155% and $224.3 million or 129%, respectively, compared to the three and nine months ended September 30, 2017. Growth was driven primarily by Instant Deposit, Caviar, Cash Card, and Square Capital, as well as acquisitions completed in the second quarter. Subscription and services-based revenue contributed 19% and 17% of total net revenue in the three and nine months ended September 30, 2018, respectively, compared to 11% in both the three and nine months ended September 30, 2017.

Hardware revenue for the three and nine months ended September 30, 2018 increased by $7.5 million or 74%, and $20.9 million or 71%, respectively, compared to the three and nine months ended September 30, 2017. The increase primarily reflects growth in shipments of Square Register following its launch in the fourth quarter of 2017. Square Register is our first all-in-one offering that combines our hardware, point-of-sale software, and payments technology. The increase was also driven by continued growth in sales of our contactless and chip readers, as well as growth in sales of our Square Stand and third-party peripherals driven primarily by new features and product offerings. Additionally, the adoption of ASC 606 resulted in an increase of $1.4 million and $5.0 million in hardware revenue for the three and nine months ended September 30, 2018, respectively, primarily related to the earlier revenue recognition of hardware sold through retail distribution channels and hardware installment sales, which were previously recorded upon sell through to the end user customer.

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
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Transaction-based costs	$414,456	$328,043	$86,413	26%	$1,137,716	$896,913	$240,803	27%
Subscription and services-based costs	47,078	18,169	28,909	159%	117,230	51,161	66,069	129%
Hardware costs	23,229	18,775	4,454	24%	68,467	45,610	22,857	50%
Bitcoin costs	42,408	—	42,408	—%	112,876	—	112,876	—%
Amortization of acquired technology	2,277	1,556	721	46%	5,714	5,058	656	13%
Total cost of revenue	$529,448	$366,543	$162,905	44%	$1,442,003	$998,742	$443,261	44%

Total cost of revenue for the three and nine months ended September 30, 2018 increased by $162.9 million or 44% and $443.3 million or 44%, respectively, compared to the three and nine months ended September 30, 2017.

Transaction-based costs for the three and nine months ended September 30, 2018 increased by $86.4 million or 26% and $240.8 million or 27%, respectively, compared to the three and nine months ended September 30, 2017. This increase was primarily attributable to growth in GPV processed of 29% and 30% for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. Additionally, transaction-based margin as a percentage of GPV was 1.07% and 1.08% for the three and nine months ended September 30, 2018, respectively, up from 1.05% for both the three and nine months ended September 30, 2017. Transaction-based profit continued to benefit from higher margin products and improvements in our transaction cost profile.

Subscription and services-based costs for the three and nine months ended September 30, 2018 increased by $28.9 million or 159% and $66.1 million or 129%, respectively, compared to the three and nine months ended September 30, 2017, primarily reflecting increased costs associated with the growth of Caviar and, to a lesser extent, increased costs associated with the growth of Cash Card and Instant Deposit.

Hardware costs for the three and nine months ended September 30, 2018 increased by $4.5 million or 24% and $22.9 million or 50%, respectively, compared to the three and nine months ended September 30, 2017. The increase in hardware costs reflects growth in our sales of Square Register, Square Stand, third-party peripherals, and contactless and chip readers, as described above. Additionally, the adoption of ASC 606 resulted in an increase of $1.3 million and $4.8 million in hardware costs for the three and nine months ended September 30, 2018, respectively, primarily related to earlier recognition of costs of hardware sold through retail distribution channels and hardware installment sales in line with the revenue recognition for such sales under ASC 606. These increases were offset in part by a manufacturing cost reduction for Square Stand as a result of an improvement in production efficiencies.

Bitcoin cost of revenue comprises of the amounts we pay to purchase bitcoin, which will fluctuate in line with the price of bitcoin in the market.

Amortization of acquired technology assets for the three and nine months ended September 30, 2018 increased by $0.7 million or 46% and $0.7 million or 13%, respectively, compared to the three and nine months ended September 30, 2017, as a result of additional customer assets acquired through business combinations in the second quarter of 2018, offset in part by certain customer assets reaching end of life.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Product development	$135,773	$82,547	$53,226	64%	$355,668	$229,255	$126,413	55%
% of total net revenue	15%	14%			15%	14%
Sales and marketing	$116,337	$66,533	$49,804	75%	$291,846	$176,349	$115,497	65%
% of total net revenue	13%	11%			12%	11%
General and administrative	$85,527	$64,312	$21,215	33%	$243,800	$184,235	$59,565	32%
% of total net revenue	10%	11%			10%	12%
Transaction, loan and advance losses	$23,596	$19,893	$3,703	19%	$63,603	$50,185	$13,418	27%
% of total net revenue	3%	3%			3%	3%
Amortization of acquired customer assets	$1,294	$222	$1,072	483%	$2,235	$649	$1,586	244%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$362,527	$233,507	$129,020	55%	$957,152	$640,673	$316,479	49%

Product development expenses for the three and nine months ended September 30, 2018 increased by $53.2 million or 64% and $126.4 million or 55%, respectively, compared to the three and nine months ended September 30, 2017, primarily due to an increase of $39.3 million and $95.6 million in personnel-related costs compared to the three and nine months ended September 30, 2017, respectively, primarily reflects increases in personnel costs related to our engineering, data science, and design teams, as well as the acquisition of Weebly, as we continue to improve and diversify our product offerings. The increase in personnel-related costs includes an increase in share-based compensation expense of $14.3 million and $34.1 million for the three and nine months ended September 30, 2018, respectively. The increase in product development expenses was also due to an increase of $3.4 million and $7.7 million in software and data center costs for the three and nine months ended September 30, 2018, respectively, as a result of increased capacity needs and expansion of our cloud based services.

Sales and marketing expenses for the three and nine months ended September 30, 2018 increased by $49.8 million or 75% and $115.5 million or 65%, respectively, compared to the three and nine months ended September 30, 2017, primarily due to the following:

•
an increase of $29.1 million and $62.3 million in costs associated with increased volume of activity with our Cash App peer-to-peer transfer service and Cash Card issuance costs, for the three and nine months ended September 30, 2018, respectively. The peer-to-peer service is a free service we offer to our Cash App customers that we consider to be a marketing tool to encourage the use of the Cash Card;

•
an increase of $5.8 million and $18.3 million in advertising costs for the three and nine months ended September 30, 2018, respectively, primarily from increased online, mobile, and televised marketing campaigns during the period; and

•
an increase of $8.3 million and $19.5 million in sales and marketing personnel costs for the three and nine months ended September 30, 2018, respectively, to enable growth initiatives. The increase in personnel-related costs includes an increase in share-based compensation expense of $1.5 million and $3.8 million for the three and nine months ended September 30, 2018, respectively.

General and administrative expenses for the three and nine months ended September 30, 2018 increased by $21.2 million or 33% and $59.6 million or 32%, respectively, compared to the three and nine months ended September 30, 2017, primarily due to the following:

•
an increase of $17.8 million and $47.6 million in general and administrative personnel costs for the three and nine months ended September 30, 2018, respectively, mainly as a result of additions to our support, finance and legal personnel as we continue to add resources and skills as our business scales to support long-term growth. The increase in personnel-related costs includes an increase in share-based compensation expense of $3.1 million and $8.6 million for the three and nine months ended September 30, 2018, respectively;

•
for the nine months ended September 30, 2018, we also incurred $4.7 million in acquisition related costs that are not normal recurring operating expenses, including amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, and due diligence costs. There was no similar activity in the comparative prior year periods; and

•	an increase of $2.8 million in various tax and licensing expenses for the nine months ended September 30, 2018, as we continue to expand our business and product offerings.

Transaction, loan and advance losses for the three and nine months ended September 30, 2018 increased by $3.7 million or 19% and $13.4 million or 27%, respectively, compared to the three and nine months ended September 30, 2017, primarily due to the following:

•
growth in GPV. Transaction losses increased to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses.

•
a $3.3 million and $9.0 million charge recorded to loan losses in the three and nine months ended September 30, 2018, respectively, compared to $3.4 million and $6.1 million for the three and nine months ended September 30, 2017, respectively, as a result of the growth of our Square Capital loan portfolio and continued refinement of inputs to our loan loss estimation methodology. We record loan losses when the amortized cost of a loan exceeds the estimated fair value of the loan, as determined at the individual loan level; and

Amortization of acquired customer assets for the three and nine months ended September 30, 2018 increased by $1.1 million or 483% and $1.6 million or 244%, respectively, compared to the three and nine months ended September 30, 2017, as a result of additional customer assets acquired through the business combinations in the second quarter of 2018 offset in part by certain customer assets reaching end of life.

Interest Expense, Net, and Other Income, Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Interest expense, net	$7,224	$3,080	$4,144	135%	$12,806	$7,570	$5,236	69%
Other income, net	$(37,800)	$(1,226)	$(36,574)	NM	$(37,908)	$(1,951)	$(35,957)	NM

Interest expense, net, for the three and nine months ended September 30, 2018 increased by $4.1 million and $5.2 million, respectively, compared to the three and nine months ended September 30, 2017, primarily due to interest expense related to our convertible notes issued in March 2017 and in May 2018, offset in part by interest income earned on our investment in marketable debt securities.

Other income, net, for the three and nine months ended September 30, 2018 increased by $36.6 million and $36.0 million, respectively, compared to the three and nine months ended September 30, 2017, primarily due to a gain of $36.9 million arising from revaluation of an equity investment in Eventbrite, Inc (Eventbrite) as result of their initial public offering and subsequent mark to market of this investment. Gains or losses arising from marking to market this investment may fluctuate significantly in the future periods due to volatility of the investee stock price. This activity was offset in part by a $1.6 million loss recorded on the extinguishment of long-term debt.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$1,066	$(647)	$1,713	NM	$1,845	$334	$1,511	452%
Effective tax rate	5.1%	3.9%			(22.0)%	(0.7)%

Provision for income taxes for the three and nine months ended September 30, 2018 increased by $1.7 million and $1.5 million, respectively, compared to the three and nine months ended September 30, 2017. The increase for the three months ended September 30, 2018 is due to a change in the mix of U.S. and international income and the income tax benefit of the monetization of our alternative minimum tax (AMT) credit in 2017. The increase for the nine months ended September 30, 2018, is due to a change in the mix of U.S. and international income offset by a release in the U.S. valuation allowance compared with the income tax benefit of the monetization of our AMT credit in 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$22,498	$17,386	$61,696	$47,454
Adjusted Revenue	$431,136	$257,116	$1,123,389	$701,305
Adjusted EBITDA	$70,997	$34,304	$175,213	$97,825
Adjusted Net Income Per Share:
Basic	$0.16	$0.08	$0.39	$0.21
Diluted	$0.13	$0.07	$0.33	$0.19

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

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total net revenue	$882,108	$585,159	$2,365,649	$1,598,218
Less: transaction-based costs	414,456	328,043	1,137,716	896,913
Less: bitcoin costs	42,408	—	112,876	—
Add: deferred revenue adjustment related to purchase accounting	5,892	—	8,332	—
Adjusted Revenue	$431,136	$257,116	$1,123,389	$701,305

Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income Per Share
Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income Per Share are non-GAAP financial measures that represent our net income (loss) and net income (loss) per share, adjusted to eliminate the effect of certain items as described below. We have included these non-GAAP financial measures in this Quarterly Report on Form 10-Q because they are key measures used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges.

•
We believe it is useful to exclude non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•
In connection with the issuance of our convertible senior notes (as described in Note 13), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results.

•
We exclude the gain or loss on the disposal of property and equipment, gain or loss on revaluation of equity investment, gain or loss on debt extinguishment related to the conversion of senior notes and impairment of intangible assets, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$19,643	$(16,098)	$(10,249)	$(47,150)
Share-based compensation expense	58,913	40,048	157,856	111,311
Depreciation and amortization	15,835	9,085	38,323	27,647
Interest expense, net	7,224	3,080	12,806	7,570
Other income, net	(37,800)	(1,226)	(37,908)	(1,951)
Provision (benefit) for income taxes	1,066	(647)	1,845	334
Loss on disposal of property and equipment	806	62	781	64
Acquisition related costs	345	—	4,708	—
Acquired deferred revenue adjustment	5,892	—	8,332	—
Acquired deferred costs adjustment	(927)	—	(1,281)	—
Adjusted EBITDA	$70,997	$34,304	$175,213	$97,825

The following table presents a reconciliation of net income (loss) to Adjusted Net Income and Adjusted Net Income Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$19,643	$(16,098)	$(10,249)	$(47,150)
Share-based compensation expense	58,913	40,048	157,856	111,311
Amortization of intangible assets	4,384	1,804	9,075	5,868
Amortization of debt discount and issuance costs	11,627	4,277	22,850	9,889
Gain on revaluation of equity investment	(36,908)	—	(36,908)	—
Loss on extinguishment of long-term debt	1,625	—	1,625	—
Loss on disposal of property and equipment	806	62	781	64
Acquisition related costs	345	—	4,708	—
Acquired deferred revenue adjustment	5,892	—	8,332	—
Acquired deferred costs adjustment	(927)	—	(1,281)	—
Adjusted Net Income	$65,400	$30,093	$156,789	$79,982
Adjusted Net Income Per Share:
Basic	$0.16	$0.08	$0.39	$0.21
Diluted	$0.13	$0.07	$0.33	$0.19
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	409,690	383,951	402,980	375,743
Diluted	495,621	432,284	475,801	418,419

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

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$721,738	$696,474
Short-term restricted cash	33,230	28,805
Long-term restricted cash	10,102	9,802
Cash, cash equivalents, and restricted cash	$765,070	$735,081
Short-term investments	448,986	169,576
Long-term investments	537,663	203,667
Cash, cash equivalents, restricted cash and investments in marketable debt securities	$1,751,719	$1,108,324

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$118,660	$130,317
Net cash used in investing activities	(775,255)	(360,509)
Net cash provided by financing activities	690,738	431,121
Effect of foreign exchange rate on cash and cash equivalents	(4,154)	3,836
Net increase in cash, cash equivalents and restricted cash	$29,989	$204,765

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of September 30, 2018, we had $1,708.4 million of cash and cash equivalents and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

On March 6, 2017, we issued $440.0 million in aggregate principal amount of convertible senior notes (2022 Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was approximately $92.1 million. In addition, we sold warrants (2022 warrants) to the counterparties whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $31.18 per share. We received approximately $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce and/or offset dilution from the conversion of the 2022 Notes. The net proceeds from this transaction, after issuance costs was approximately $393.4 million. During the third quarter of 2018, we settled the conversion of 2022 Notes with an aggregate principal of $70.0 million through a cash payment for the principal and issuance of 2.2 million shares of our common stock for the balance of the value. As of September 30, 2018, we also had received notification from holders of the 2022 Notes with an aggregate principal amount of $149.0 million of their intent to convert their notes. We expect to settle these notes through a cash payment for the principal and issue shares of our common stock to settle the balance. We have revised our policy of settling the principal amount of notes in cash and expect to settle other future conversions entirely in shares.

On May 25, 2018, we issued $862.5 million in aggregate principal amount of convertible senior notes (2023 Notes) that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of our Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. In connection with the offering of the 2023 Notes, we entered into convertible note hedge transactions (2023 convertible note hedges) with certain financial institution counterparties whereby we have the option to purchase a total of approximately 11.1 million shares of our Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedge transactions was approximately $172.6 million. In addition, we sold warrants (2023 warrants) to the counterparties whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of our Class A common stock at a price of approximately $109.26 per share. We received approximately $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce and/or offset dilution from the conversion of the 2023 Notes. The net proceeds from this transaction, after issuance costs was approximately $795.2 million.

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

See Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on these transactions.

We believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, and planned capital expenditures for at least the next 12 months. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot provide assurance that any additional financing will be available to us on acceptable terms or at all.

Short-term restricted cash of $33.2 million as of September 30, 2018 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $10.1 million as of September 30, 2018 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

For the nine months ended September 30, 2018, cash provided by operating activities was $118.7 million, primarily as a result of:

•
Net loss of $10.2 million less non-cash gain on revaluation of equity investment of $36.9 million, offset by add back of non-cash items consisting primarily of share-based compensation of $157.9 million, transaction, loan and advance losses of $63.6 million, depreciation and amortization of $38.3 million, and non-cash items of $23.6 million. While the gain on revaluation of the equity investment is as result of the initial public offering of Eventbrite and subsequent mark to market valuation of this investment. The other items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $581.5 million, settlements payable of $88.5 million, accrued expenses of $31.0 million, and other current liabilities of $27.2 million. Both customers payable and settlements payable balances increased significantly compared to as of December 31, 2017 primarily due to the increase in GPV at the end of the period. These balances are largely offset by settlements receivable, described below, which moves in tandem. Accrued expenses increased primarily due to increase in advertising and other marketing expenses. Other current liabilities increased primarily due to increase in payables associated with Square Capital and Square Payroll.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $579.8 million for reasons aforementioned, increases in customer funds of $156.2 million as result of an increasing customer base with stored funds on the Cash App, increases in other current assets of $50.1 million, charge-offs to accrued transaction losses of $40.4 million arising as a result of growth in GPV.

For the nine months ended September 30, 2017, cash provided by operating activities was $130.3 million, primarily as a result of:

•
Net loss of $47.2 million, offset by non-cash items consisting primarily of share-based compensation of $111.3 million, provision for transaction losses of $50.2 million, and depreciation and amortization of $27.6 million.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customer payable of $295.4 million, increases in settlements payable of $30.3 million and increases in accrued expenses of $20.3 million.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $271.2 million, increases in customer funds of $41.9 million, charge-offs to accrued transaction losses of $33.1 million, and due to the net activity related to loans held for sale of $22.3 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, and business acquisitions.
For the nine months ended September 30, 2018, cash used in investing activities was $775.3 million, primarily as a result of business acquisitions, net of cash acquired of $112.4 million and the purchase of marketable debt securities of $859.1 million, offset in part by proceeds from maturities and sales of marketable debt securities of $235.0 million. Additional uses of cash were as a result of the purchase of property and equipment of $37.2 million.

For the nine months ended September 30, 2017, cash used in investing activities was $360.5 million primarily as a result of the purchase of marketable debt securities of $485.5 million, offset in part by proceeds from maturities and sales of marketable debt securities of $171.2 million. Additional uses of cash were as a result of the purchase of an equity investment of $25.0 million for preferred shares of Eventbrite, and the purchase of property and equipment of $19.6 million.

Cash Flows from Financing Activities
For the nine months ended September 30, 2018, cash provided by financing activities was $690.7 million as a result of $795.2 million in net proceeds from the 2023 Notes offering offset in part by the cash payment of $70.0 million of principal of certain 2022 Notes upon conversion, and as a result of proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $94.8 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $125.9 million.
For the nine months ended September 30, 2017, cash provided by financing activities was $431.1 million as a result of $393.4 million in net proceeds from the 2022 Notes offering and as a result of proceeds from issuances of common stock from the exercise of options of $111.9 million, offset in part by the settlement of the warrant with Starbucks of $54.8 million and payments for employee tax withholding related to vesting of restricted stock units of $18.3 million.

Contractual Obligations and Commitments
On May 25, 2018, we issued $862.5 million in aggregate principal amount of 2023 Notes that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. See Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Except for the adoption of ASC 606, Revenue from Contracts with Customers, as discussed further in Note 2 of the Notes to the Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the nine months ended September 30, 2018.

Revenue Recognition

Application of the various accounting principles in U.S. GAAP requires that we make judgments and estimates related to the classification, measurement and recognition of revenue. Complex arrangements may require significant judgment in contract interpretation to determine the appropriate accounting. Specifically, under ASC 606, the determination of whether we are a principal in the delivery of managed payments solutions and sale of bitcoin, and therefore recognize the revenue on a gross basis, or we are an agent and therefore recognize revenue on a net basis can require considerable judgment. We have concluded that we are the principal in these arrangements because we control the services or product before delivery to the customers, and have the unilateral ability to accept or reject a transaction based on criteria we have established.

Other Estimates

As disclosed in Note 18 of the Notes to the Condensed Consolidated Financial Statements, depending on the outcome of the classification of our primary business activity, we could be obligated to pay additional San Francisco Gross Receipts Tax together with associated penalties and interest, that in the aggregate could be material to our financial statements. Additionally, on November 6, 2018, residents of the City and County of San Francisco voted on a ballot measure that could require further taxes on gross receipts, starting on January 1, 2019. If applicable to our business, the impact of this measure could further increase our tax exposure.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of September 30, 2018, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, government investigations, and other disputes.

On May 14, 2018, Joshua Woodle, on behalf of a class of couriers who have delivered with Caviar in California, filed a lawsuit in San Francisco County Superior Court against Square, Inc. doing business as Caviar, which alleges that Caviar misclassified Mr. Woodle and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code. Plaintiffs seek damages and injunctive relief. The Court compelled arbitration of Mr. Woodle’s arbitrable claims on November 5, 2018. On August 24, 2018, Mervyn Cole, on behalf of the State of California and similarly situated couriers who have delivered with Caviar in California filed a lawsuit in Los Angeles County Superior Court against Square, Inc. doing business as Caviar. The complaint alleges that Caviar misclassified Mr. Cole and other similarly situated couriers as independent contractors and, in doing so, violated certain provisions of the California Labor Code. The action is being brought as a representative action under the Private Attorneys General Act (“PAGA”). Plaintiffs seek civil penalties and injunctive relief. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers, or other counterparties. We have also received a significant amount of media coverage since our formation. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company, our business, and our products and services that could damage our brand and deter people and enterprises from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with our products or services, could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

As our revenue has increased, our growth rate has slowed at times in the past and may decline in the future. Future revenue growth depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers.

Our total net revenue grew from $1,267.1 million in 2015 to $1,708.7 million in 2016 and to $2,214.3 million in 2017. Comparing the nine months ended September 30, 2017 and 2018, our total net revenue grew from $1,598.2 million to $2,365.6 million, respectively. Our rate of revenue growth has slowed at times in the past, and may decline in the future, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $62.8 million, $171.6 million, and $212.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the nine months ended September 30, 2018 and 2017, we generated net losses of $10.2 million and $47.2 million, respectively.

As of September 30, 2018, we had an accumulated deficit of $857.6 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions, as well as other users of our services, such as Cash App and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information, including those regarding our sellers’ customers, Weebly customers, Cash App customers, Square Capital customers, and Caviar diners, couriers and restaurants, including their contact information, payment card numbers and expiration dates, and purchase histories. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should such third party developers experience or cause a breach, or should a technological bug inadvertently expose non-permissioned personal information to such developers, that could lead to a compromise of the content of data held by such sellers, including personal data.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate privacy and security measures. However, if our privacy and security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery, process failure or otherwise, and, as a result, someone obtains unauthorized access to or exfiltrates funds, cryptocurrencies, including bitcoin, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability, financial loss, and be subject to regulatory scrutiny and penalties, including costs associated with remediation.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for their cost of issuing new cards and other related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer managed payments and other products and services to a large number of customers, and we are responsible for vetting and monitoring these customers and determining whether the transactions we process for them are legitimate. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions as well as potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. In configuring our payments services, we face an inherent trade-off between security and customer convenience. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and installment loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves in our books for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

We derive a significant portion of our revenue from transaction-based fees we collect in connection with managed payments services. While we intend to continue to broaden the scope of products and services we offer, we may not be successful in deriving any significant revenue from these products and services. Failure to broaden the scope of products and services that are attractive may inhibit the growth of repeat business and harm our business, as well as increase the vulnerability of our core payments business to competitors offering a full suite of products and services. Furthermore, we may have limited or no experience in our newer markets. For example, we cannot assure you that any of our products or services will be widely accepted or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our newer activities may not recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; seasonality in our business or our sellers' business, including seasonal fluctuations in the amount of transactions our sellers are processing; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new products and services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive, including strategic transactions and related transaction and integration costs; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, data protection or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions or natural disasters; general retail buying patterns; and the other risks described in this Quarterly Report on Form 10-Q. In addition, from time to time we make investments in equity that is, or may become, publicly held. We may experience volatility due to changes in the market prices of such equity investments, which may be material to our results in any given quarter and may cause our stock price to decline.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. If spending by their customers declines, these businesses would experience reduced sales and process fewer payments with us or, if they cease to operate, stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Capital program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns. Further, our suppliers, distributors and other third party partners may suffer their own financial and economic challenges. Such suppliers and third parties may demand pricing accommodations, delay payment or become insolvent, which could harm our ability to meet end customer demands or collect revenue or otherwise could harm our business. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, the investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

compliance with multiple, potentially conflicting and changing governmental laws and regulations, including with respect to payments, data privacy, data protection and information security;

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

Any acquisitions, strategic investments, entries into new businesses, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties and liabilities, harm our business and negatively impact our results of operations.

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

we may experience difficulty, and may not be successful in, integrating technologies, IT systems, data processing methods and policies, accounting systems, culture, or personnel of the acquired business and we may not realize the expected synergies of the transaction in a timely manner, or at all;

we may incur significant acquisition costs and transition costs;

we may experience disruptions in our ongoing operations that divert management’s attention;

we may not realize the expected benefits from the transaction in the expected time period, or at all;

we may be unable to retain key personnel;

acquired businesses or businesses in which we invest may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

we may incur substantial liabilities associated with the activities or conduct of the acquired business before the acquisition, including legal and regulatory claims or disputes, violations of laws and regulations, and other liabilities, whether known or unknown;

we may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a business, which could result in additional financial, legal, or regulatory exposure, which may subject us to additional controls, policies, procedures, liabilities, costs of compliance or remediation, or other adverse effects on our business, operating results, or financial condition;

we may have difficulty entering new market segments;

we may be unable to retain the customers and partners of acquired businesses;

there may be unknown, underestimated, or undisclosed commitments or liabilities, including actual or threatened litigation;

there may be regulatory constraints, including competition regulations that may affect the extent to which we can maximize the value of our acquisitions or investments;

there may be local and foreign regulations applicable to the international activities of our business and the businesses we acquire;

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

We are dependent on the ability of our products and services to integrate with a variety of operating systems, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile app and our Cash App. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and may materially and adversely affect our business.

In addition, our hardware interoperates with wired and wireless interfaces to mobile devices developed by third parties. For example, the current versions of our magstripe reader plug into an audio jack or a Lightning connector. The use of these connection types could change, and such changes and other potential changes in the design of future mobile devices could limit the interoperability of our hardware and software with such devices and require modifications to our hardware or software. If we are unable to ensure that our hardware and software continue to interoperate effectively with such devices, if doing so is costly, or if existing merchants decide not to utilize additional parts necessary for interoperability, our business may be materially and adversely affected.

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

The United States recently imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. If the U.S. administration imposes additional tariffs, our other hardware devices produced in China could also be impacted. While it is too early to predict how the recently enacted, proposed, and any future tariffs on items imported from China or elsewhere will impact our business, such tariffs would negatively impact our gross margin on the impacted products. Moreover, any increase in pricing as a result of such tariffs could reduce the competitiveness of our products. The impact of any increased or new tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, and results of future operations.

Our business could be harmed if we are unable to accurately forecast demand for our products and to adequately manage our product inventory.

We invest broadly in our business, and such investments are driven by our expectations of the future success of a product. For example, our products such as the Square Reader often require investments with long lead times. An inability to correctly forecast the success of a particular product could harm our business. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for our competitors’ products, unanticipated changes in general market conditions, and a change in economic conditions.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, defects, security breaches such as cyber-attacks or identity theft, malfeasance, disruptions in services, or other performance problems with our services could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, third-party security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

Additionally, electronic payment products and services, including ours, have been and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers. Because the techniques used to obtain unauthorized access to data, products and services, and disable, alter, degrade, or sabotage them, change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them, and our data encryption may be unable to prevent unauthorized use by hackers. If we or our sellers are unable to anticipate or prevent these attacks, our sellers' businesses may be harmed, our reputation could be damaged, and we could incur significant liability. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these attacks.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, security incidents, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or their businesses, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strain our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. Similarly, if we fail to correctly predict the likelihood of timely repayment of the business loans or correctly price the business loans to sellers utilizing Square Capital, our business may be materially and adversely affected. As we expand our business to offer consumer financing products, those customers may also be adversely affected by economic downturns.

We have partnered, on a non-exclusive basis, with a Utah-chartered, member FDIC industrial bank to originate the business loans. Such bank may offer products that compete with ours. The bank is subject to oversight both by the FDIC and the State of Utah. Due to the fact that we are a service-provider to our bank partner, we are subject to audit standards for third-party vendors in accordance with FDIC guidance and examinations by the FDIC. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan. If our bank partner ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or make business loans ourselves pursuant to state licensing requirements, Square Capital may need to enter into a new partnership with another qualified financial institution, revert to the merchant cash advance (MCA) model, or pursue an alternative model for originating business loans, all of which may be time-consuming and costly and/or lead to a loss of institutional third-party investors willing to purchase such business loans or MCAs, and as a result Square Capital may be materially and adversely affected.

We intend to continue to explore other products, models and structures for Square Capital, including partnering with referral partners, forming a Utah industrial loan corporation, offering consumer financing and other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals or capabilities that we have not yet obtained or developed. The licenses required in connection with the consumer lending program that we launched in 2017 and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union in 2016 adopted a General Data Protection Regulation (GDPR), which became effective in May 2018, superseding previous EU data protection legislation, imposing more stringent data privacy and data protection requirements and providing greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. In the United Kingdom, a Data Protection Bill that substantially implements the GDPR became law in May 2018. In June 2018, California passed the California Consumer Privacy Act of 2018 (CCPA), which will become effective on January 1, 2020. CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. It is likely that further amendments will be proposed to this legislation in 2019, and it remains unclear how various provisions of CCPA will be interpreted and enforced. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Data privacy and security continues to be a rapidly evolving area, and further legislative activity may arise in other jurisdictions. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations or contractual obligations. We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the GDPR in the EU and the CCPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy policies, changing consumer expectations or with any regulatory requirements or orders, other local, state, federal, or international privacy, data protection, information security or consumer protection-related laws and regulations, industry standards or contractual obligations could cause our customers to reduce their use of our products and services and could materially and adversely affect our business.

Further, from time to time, we may leverage third parties to help conduct our businesses in the U.S. or abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for any corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

We may not be able to respond quickly or effectively to regulatory, legislative and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws and regulations or new interpretations of existing laws and regulations, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations and financial condition.

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

We have introduced a feature to the Cash App that permits our customers to buy and sell bitcoin. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches and various law enforcement and regulatory interventions. We do not believe that the bitcoin platform involves offering securities that are subject to the registration or other provisions of federal or state securities laws. We also do not believe the feature subjects us to regulation under the federal securities laws, including as a broker-dealer or an investment adviser, or registration under the federal commodities laws. However, the regulation of cryptocurrency and crypto platforms is still an evolving area and it is possible that a court or a federal or state regulator could disagree with one or more of these conclusions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, and to the extent that the feature is viewed by the market as a valuable asset to Square, the price of our Class A common stock could decrease.

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

As of September 30, 2018, we had 489 issued patents in force in the United States and abroad and 602 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

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

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, and capital lease arrangements. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit facilities for other reasons, and we may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on dividends and stock repurchases. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our other outstanding indebtedness, including our 2022 Notes and 2023 Notes (collectively, the Notes) and any future financing agreements that we may enter into to become immediately due and payable.

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

On March 6, 2017, we issued $440.0 million aggregate principal amount of 2022 Notes, and on May 25, 2018, we issued $862.5 million aggregate principal amount of 2023 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, and prior to February 15, 2023, in the case of the 2023 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the relevant period in the calendar quarter ending September 30, 2018, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2018. Whether the Notes of either series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions in shares of our common stock, which has the effect of including the shares of Class A common stock issuable upon conversion in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or to pay cash upon conversion (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under our credit facility, our other outstanding indebtedness or agreements governing our future indebtedness and have a material adverse effect on our business, results of operations and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

In connection with the issuance of the 2022 Notes and the 2023 Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the "option counterparties." The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our Class A common stock market price and in the volatility of the market price of our Class A common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued a decision regarding the Company's classification of its business activities. Although we disagree with the Tax Collector's decision and contest this classification, the ultimate resolution is uncertain. We are taking steps to vigorously defend our position, including challenging the classification of our primary business activity and the applicable tax rate used. If the Company does not prevail and is otherwise unable to mitigate the impact of this tax we could be obligated to pay additional taxes, together with any associated penalties and interest. This may adversely affect our future cash flows, financial condition and results of operations in the periods for which such determination is made. In addition, our future tax liability could be adversely affected by changes in tax laws, rates, and regulations. For example, on November 6, 2018, residents of the City and County of San Francisco voted on a ballot measure that would apply further taxes on an entity’s gross receipts. This measure would go into effect from January 1, 2019. We expect that if the measure is applicable to our business, it could further increase our exposure to additional taxes and associated penalties and interest and have a material impact on our future cash flows, financial condition and results of operations. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 77.6% of the voting power of our combined outstanding capital stock as of September 30, 2018. Our executive officers and directors and their affiliates held approximately 74.2% of the voting power of our combined outstanding capital stock as of September 30, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

We will continue to incur significant costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, financial, and other expenses that private companies do not. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the New York Stock Exchange (NYSE), including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Continuing to comply with these requirements may increase our legal and financial compliance costs and may make some activities more time consuming and costly. In addition, our management and other personnel must divert attention from operational and other business matters to devote substantial time to these requirements. If we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE, which could result in potential loss of confidence by our customers and employees, loss of institutional investor interest, fewer business development opportunities, class action or shareholder derivative lawsuits, depressed stock price, limited liquidity of our Class A common stock, and other material adverse consequences. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public technology companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.

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

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our Class A common stock.

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

In connection with the issuance of the 2022 Notes and the 2023 Notes, we entered into convertible note hedge transactions with the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.
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

We may issue additional equity securities to raise capital, make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options, or other equity incentive awards. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31	3,415 (i)	$61.64	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	2,161,629 (ii)	-- (ii)	—	—
Total	2,165,044	61.64 (iii)	—	—
(i) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards.
(ii) The Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's common stock issued to settle the conversion of the 2022 Notes. The note hedges were net shares settled and the Company received 2,161,629 shares of the Company's common stock from the counterparties.

(iii) Excludes the shares received through the exercise of the note hedges.
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

SQUARE, INC.

Date:	November 7, 2018	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Sarah Friar
Sarah Friar
Chief Financial Officer
(Principal Financial Officer)