Form 10-K
period 2018-12-31
Square, Inc.
filed 2019-02-27
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2018 as reported by the New York Stock Exchange on such date was approximately $18.6 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 22, 2019, the number of shares of the registrant’s Class A common stock outstanding was 327,326,001 and the number of shares of the registrant's Class B common stock outstanding was 92,368,406.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business; our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue, including our expectations regarding larger sellers, our plans for international expansion, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

We have based the forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
All forward-looking statements are based on information and estimates available to the Company at the time of this Annual Report on Form 10-K and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I
Item 1. BUSINESS

Our Business

We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many innovative solutions to thrive, and we have since expanded to provide additional products and services to give them access to a cohesive ecosystem of tools to help them manage their business. In the same way that we have provided businesses with fast, elegant, and cohesive tools, we see an opportunity with our Cash App product to build a similar ecosystem of services for individuals. Our purpose of economic empowerment drives the development of all our products and services, as everything we do should give people accessible, affordable tools to grow their businesses and participate in the economy.

Square is a cohesive commerce ecosystem that helps our sellers start, run, and grow their businesses. We combine sophisticated software with affordable hardware to provide sellers powerful payment and point-of-sale solutions. We achieve high seller acceptance rates and fast onboarding, while maintaining low risk and fraud losses as a result of our approach to risk management that emphasizes data science and machine learning. We focus on technology and design to create products and services that are cohesive, fast, self-serve, and elegant. These attributes differentiate Square in a fragmented industry that forces sellers to stitch together hardware, software, and payments services from multiple vendors.

The foundation of our ecosystem is a full service, managed payments offering. Once a seller downloads the Square Point of Sale mobile app, they can quickly and easily take their first payment, typically within minutes. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website or app. Once on our system, sellers gain access to features such as next-day settlements, digital receipts, payment dispute management, data security, and Payment Card Industry (PCI) compliance.

Our commerce ecosystem also includes point-of-sale software and services that help sellers make informed business decisions through the use of analytics and reporting. In the second quarter of 2018, we acquired Weebly to enable sellers to easily start or grow an omnichannel business with one cohesive solution. Sellers can manage orders, inventory, locations, employees, and payroll; engage customers and grow their sales; build a website or online store with Weebly; and gain access to business loans through Square Capital. We monetize these features through either a per transaction fee, a subscription fee, or a service fee.

We have also extended our ecosystem to serve sellers with more specific needs. Our developer platform provides tools for developers to build on top of our existing products and services, and integrate with third-party solutions that work best for a seller's business. In addition, certain verticals, such as services businesses, retail sellers, and restaurants have access to industry specific products such as Invoices, Appointments, Square for Retail, and Square for Restaurants. We also serve sellers through Caviar, a food ordering service for pickup and delivery that helps restaurants reach new customers and increase sales.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom. In the year ended December 31, 2018, we processed $84.7 billion of Gross Payment Volume (GPV), which was generated by nearly 1.8 billion card payments from approximately 342 million payment cards. We processed $65.3 billion and $49.7 billion of GPV in 2017 and 2016, respectively. Our ability to add new sellers efficiently, and help them grow their business after they join our platform, has historically led to continued and sustained growth. Our existing sellers also represent a sizable opportunity to up-sell and cross-sell products and services with reduced incremental sales and marketing expense.

Cash App is an ecosystem of financial tools for individuals to send, spend, and store money. With Cash App, customers can send and receive P2P (peer-to-peer) payments, receive direct deposit payments, and fund their account with bank account or debit card. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin within Cash App.

Our Products and Services

Managed Payments Solutions

The foundation of our ecosystem is a full service, managed payments offering. Sellers can onboard to Square in minutes and, once onboarded, accept payments in person via swipe, dip, or tap of a card or online via a stored card on file or payment entry form. Sellers pay a transparent transaction fee which includes next-day settlements (or instant settlement for an additional fee via Instant Deposit), payment dispute management, data security, and PCI compliance.

During the first quarter of 2019, we launched Square Card to provide a new way for sellers to spend and manage their funds. Square Card is a free business prepaid debit card that enables sellers to spend their proceeds as soon as they make a sale. When a seller takes a payment, the proceeds immediately go into their Square stored balance and can be spent using their card or withdrawn from an ATM. Square earns interchange fees when sellers make purchases with Square Card.

Hardware

Our affordable, custom-designed hardware can process all major card payment forms, including magnetic stripe, EMV chip, and NFC. Sellers are able to accept Visa, MasterCard, American Express, or Discover for one transaction fee. Additionally, sellers are able to accept local payment forms such as Interac Flash in Canada, JCB in Japan, and eftpos in Australia. Our hardware portfolio includes the following:

•	Magstripe reader: This reader enables swiped transactions of magnetic stripe cards by connecting with an iOS or Android smartphone or tablet via headphone jack or lightning connector.

•	Contactless and chip reader: This reader accepts EMV chip cards and NFC payments, enabling acceptance via Apple Pay, Google Pay, and other mobile wallets. The reader connects wirelessly or via USB.

•
Square Stand: This hardware enables an iPad to be used as a payment terminal or full point of sale solution. It features an integrated magnetic stripe reader, provides power to a connected iPad, and can connect to the contactless and chip reader wirelessly or via USB. Square Stand also connects to various peripheral devices that brick-and-mortar businesses use, such as cash drawers and receipt printers.

•
Square Register: This all-in-one offering combines our hardware, point-of-sale software, and payments technology. The dedicated hardware consists of two screens: a seller display and a customer display with a built-in card reader that accepts tap, dip, and swipe payments. Square Register does not require a third-party device, and it contains connections for Ethernet, Wi-Fi, and a USB hub so sellers can integrate with peripheral devices.

•
Square Terminal: During the fourth quarter of 2018, we launched Square Terminal, a portable, all-in-one payments device to replace traditional keypad terminals. Square Terminal accepts all major payment types, including tap, dip, and swipe, and also prints receipts. It has both Wi-Fi and Ethernet internet connectivity.

Software

Square offers a suite of integrated, cloud-based software solutions to help sellers more effectively operate and manage their business.

Our point of sale solutions are designed to be intuitive for self-serve setup and employee onboarding, to keep the line quickly moving, and to enable a holistic view of sales, customers, and employees:

•
Square Point of Sale is a general purpose point-of-sale software that can be downloaded to an iOS or Android device and is pre-installed on Square Register. Sellers can automatically keep track of sales, inventory, and customers’ purchase histories, as well as send digital receipts and collect instant customer feedback to improve their service. As a cloud-based service, sellers get frequent software updates and upgrades seamlessly.

•
Square Appointments provides sellers in the services industry with an integrated solution from which they can create a seamless experience from booking to payment. Customers can easily schedule appointments with their preferred time, service, and staff member, and sellers can easily accept payments.

•
Square for Retail provides sellers in the retail industry with a point-of-sale solution that includes barcode scanning; advanced inventory management that supports tens of thousands of items, cost of goods sold, purchase orders, vendor management; and capabilities that allow retail sellers to better understand their customers’ habits.

•
Square for Restaurants, launched in the second quarter of 2018, is a point-of-sale solution for full-service restaurants that enables staff to serve diners while also managing tables, orders, courses, and tickets. Square for Restaurants also provides back of the house functionality, such as revenue and cost reporting, helping managers and owners make informed decisions and run a more efficient business.

Beyond Square Point of Sale, Square also offers products to allow sellers to accept payments beyond in-person channels:

•
With Square Invoices, a seller can securely collect payments by creating and sending a custom digital invoice to their customer. Square Invoices is integrated with Customer Directory and synced across Square Point of Sale and Square Dashboard, our cloud-based reporting and analytics tool, allowing the seller to easily track invoices, send payment reminders to the customer, and set recurring billing. Sellers may use Square Invoices for upcoming or previously-delivered goods and services, such as catering orders, contractor services, and retail orders.

•
Virtual Terminal allows sellers to accept payments from a web browser. Virtual Terminal helps serve sellers who run their business from a computer where companion tools such as email, customer lists, and scheduling operate alongside Virtual Terminal.

•
Weebly provides customers around the world with tools to easily build a professional website or online store. An online store with Weebly provides sellers with integrated shipping, inventory management, and marketing, and as part of Square's commerce offering, Weebly customers can sell in-person. Weebly has millions of customers and more than 625,000 paid subscribers.

We offer additional advanced functionality:

•
Square Dashboard, our cloud-based reporting and analytics tool, provides sellers with real-time data and insights about transactions, sales, items, customers, and employees. This reporting enables sellers to make informed, timely decisions about their business.

•
Square Loyalty and Marketing provide CRM (customer relationship management) tools that help sellers engage with their buyers to grow their business. By linking customer data with point-of-sale and transaction data, we can offer our sellers an integrated loyalty program and targeted marketing campaigns and a closed-loop system that allows sellers to easily assess the return on investment of their marketing efforts.

•
Square Payroll empowers sellers to grow and manage their business by making it easy to hire, onboard, and pay wages and associated taxes for employees. Square Payroll is available nationwide in the United States and also enables employers to offer their employees benefits.

Developer Platform

Our developer platform consists of tools including APIs (application programming interfaces) and SDKs (software development kits) that enable third-party developers to integrate Square payments with their apps, websites, and/or back office systems. A solution built with Square’s APIs or SDKs gives developers all the benefits of Square’s ecosystem and managed payments offering, including PCI compliance, next-day settlements, and data security.

•
In-person payments: Square Reader SDK, which launched in the third quarter of 2018, enables developers to seamlessly integrate Square hardware with a seller’s custom point of sale, and allow them to build unique checkout experiences such as self-ordering kiosks.

•	Online payments: With our online payments APIs, developers can integrate Square payments with an e-commerce website or online store.

•	Mobile payments: In-App Payments SDK, which launched in the first quarter of 2019, enables developers to build consumer mobile apps that use Square to process payments.

•
Commerce: With our commerce APIs, developers can manage orders, product catalogs, inventory, customer profiles, employees, and more in order to integrate business solutions such as accounting, CRM software, customer databases, employee management, and ERP (enterprise resource planning) software.

Square has a growing network of partners building solutions with Square APIs and SDKs. These partners expand our addressable market to businesses with individualized or industry-specific needs. Through the Square App Marketplace, our partners are able to expand their own addressable market by reaching the millions of sellers using Square.

Cash App

In the same way that we have provided businesses with fast, elegant, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals. Cash App enables individuals to electronically send, store, and spend money, among other services. Individuals can sign up for a Cash App account with only an email address or a phone number, which allows customers to onboard in minutes. Cash App started with the ability for customers to send and track P2P (peer-to-peer) payments and deposit stored funds into their bank account.

We have expanded Cash App beyond P2P to provide individuals with more ways to add and spend stored funds. Customers can receive direct deposit payments (such as payroll from an employer) or ACH payments from a financial institution. Customers can make purchases or withdraw funds from ATMs (automated teller machines) with their Cash Card, a Visa prepaid card that is linked to the balance the customer stores in Cash App. In the second quarter of 2018, we launched Cash Boost, a free rewards program that gives customers instant discounts when they make Cash Card purchases at merchants such as coffee shops and national brands such as Chipotle. Customers can also use their stored funds to buy and sell bitcoin. We expanded Cash App internationally and launched Cash App’s P2P service in the UK during the first quarter of 2018.

Square generates revenue when:

•	Customers transfer funds to their bank account via Instant Deposit

•	Customers conduct purchase transactions with Cash Card

•	Customers complete P2P transactions using a credit card

•	Customers buy bitcoin within the app

•	Businesses use Cash App to accept payments from their customers (Cash for Business)

Caviar

Caviar is our food ordering platform, which is another service we offer that helps restaurants grow and provides a differentiated way to service the food and beverage vertical, a large target market for managed payments and point-of-sale solutions. Caviar makes it easy for restaurants to offer food ordering, pickup, delivery, and catering to their customers, enabling them to expand their sales and grow revenue. For diners, Caviar facilitates a wide variety of fulfillment types (pickup, delivery, and group ordering).

Caviar has also expanded its group ordering capabilities. With Caviar for Teams, groups of diners have the ability to easily place large orders through Caviar with a shared cart. In the second quarter of 2018, we acquired Zesty, which added a white-glove catering option for corporate customers to the Caviar for Teams offering.

Caviar is currently available in over 20 U.S. cities, including San Francisco, New York, and Philadelphia, with thousands of partner restaurants. Caviar charges diners a delivery and service fee per order. We also charge our partner restaurants a seller fee as a percentage of total food order value.

Square Capital

Square Capital, through a partnership with an industrial bank, facilitates loans to qualified Square sellers based on current payment and point-of-sale data. Square Capital eliminates the lengthy (and often unsuccessful) loan application process for the seller, while facilitating prudent risk management. The terms are straightforward for sellers, and once approved, they get their funds quickly, often the next business day. Sellers can use these funds to make investments in their business, such as purchasing inventory or equipment, hiring additional employees, expanding their stores, opening new locations, or any other business need.

Generally, for loans to Square sellers, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are typically less than 15% of a seller's annual GPV and, by simply running their business, sellers repay their loan within an average of eight to nine months. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis. This funding significantly increases the speed with which we can scale Square Capital services and allows us to mitigate our balance sheet and liquidity risk. Through the Square Capital Partnership Platform, Square also offers loans to sellers of its partners who do not process payments through Square.

In the fourth quarter of 2018, we launched Square Installments which offers an additional growth tool to qualified sellers. With Square Installments, sellers can offer their customers the option to pay for large purchases (between $250 and $10,000) over time in fixed monthly payments.

Since its public launch in May 2014, Square Capital has facilitated over 650,000 loans and advances, representing $4.0 billion.

Our Sellers

Our sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. These sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings.

We are increasingly serving larger sellers, which we define as sellers that generate more than $125,000 in annualized GPV. Our ability to service larger sellers is due to our ability to offer more complex solutions and a greater suite of services. GPV from larger sellers represented 51% of total GPV in the fourth quarter of 2018, up from 47% in the fourth quarter of 2017 and 43% in the fourth quarter of 2016. For the years ended December 31, 2018, 2017 and 2016, we had no customer who accounted for greater than 10% of our GPV or our total net revenue.

The charts below show the percentage mix of our GPV by seller industry and seller size:

GPV MIX BY SELLER SIZE
3%
16%
81%
Q4 2012
6%
22%
72%
Q4 2013
9%
24%
67%
Q4 2014
13%
26%
61%
Q4 2015
16%
27%
57%
Q4 2016
20%
27%
53%
Q4 2017
24%
28%
49%
Q4 2018
>$500K
ANNUALIZED GPV
$125K-$500K
ANNUALIZED GPV
<$125K
ANNUALIZED GPV

Sales and Marketing

We have a strong brand and continue to increase awareness of Square and our ecosystem among sellers and individuals by enhancing our services and fostering rapid adoption through brand affinity, direct marketing, public relations, and strategic partnerships. Our Net Promoter Score (NPS) has averaged more than 70 over the past four quarters, which is double the average score for banking providers. Our high NPS means our sellers recommend our services to others, which we believe strengthens our brand and helps drive efficient customer acquisition.

Direct marketing, online and offline, has also been an effective customer acquisition channel. This includes online search engine optimization and marketing, online display advertising, direct mail campaigns, direct response television advertising, mobile advertising, and affiliate and seller referral programs. Additionally, Square hardware products, such as our contactless and chip reader, Square Stand or Square Register, are available at over 24,000 retail stores (including Apple, Amazon, Best Buy, Staples, Target, and Walmart). Our direct sales and account management teams also contribute to the acquisition and support of larger sellers. In addition to direct channels, we work with third-party partners and developers who offer our solutions to their customers.

Our direct, ongoing interactions with our sellers help us tailor offerings to them, at scale, and in the context of their usage. We use various scalable communication channels, such as email marketing, in-app notifications and messaging, dashboard alerts, and Square Communities, our online forum for sellers, that are designed to increase the awareness and usage of our products and services with little incremental sales and marketing expense.

Product Development and Technology

We design our products and services to be cohesive, fast, self-serve, and elegant, and we organize our product teams accordingly, combining individuals from product management, development and engineering, data science, and design. Our products and services are mobile-first and platform-agnostic, and we are able to continuously optimize them because our hardware, software, and payments processing are integrated. We frequently update our software products and have a regular software release schedule with improvements deployed generally twice a month, ensuring our sellers get immediate access to the latest features. Our services are built on a scalable technology platform, and we place a strong emphasis on data analytics and machine learning to maximize the efficacy, efficiency, and scalability of our services. This enables us to capture and analyze over a billion transactions per year and automate risk assessment for more than 99.95% of all transactions. Our hardware is designed and developed in-house, and we contract with third-party manufacturers for production.

Transaction Processing Overview

Processing card transactions requires close coordination among a number of industry participants that provide the services and infrastructure necessary to enable such transactions. These participants consist of payment service providers, acquiring processors, card networks, and issuing banks. Square serves as a payment service provider, acting as the touch point for the seller to the rest of the payment chain. The definitions and graphic below outline this payment chain and the typical flow of a Square transaction, along with the types of fees typically paid and received at each stage.

Payment Service Provider (PSP): Provider of the payment services that holds the direct relationship with the seller and facilitates all aspects of the transaction on behalf of the seller. Square is a PSP and is compensated by the seller for the services provided.

Merchant of Record: Square also serves as the merchant of record for the transaction. The merchant of record is liable for the settlement of transactions processed and accordingly enters into contractual arrangements and negotiates terms, including pricing, with the acquiring processors and the relevant card networks. The merchant of record is also contractually responsible for settling the costs incurred in the process. Additionally as merchant of record, Square controls the services delivered to the seller, has discretion in setting prices charged to sellers, and has unilateral ability to accept or reject transactions.

Acquiring Processor: Provider of the back-end technology and gateway services that facilitate the flow of payment information through the card networks to the issuing bank. The acquiring processor maintains integration with the merchant of record and is directly affiliated with an acquiring bank.

Acquiring Bank: The financial institution associated with the acquiring processor, which maintains the relationship with the card networks.

Card Networks (e.g. Visa, MasterCard): Provider of the card brand and network infrastructure flow from the acquiring processor to the issuing bank.

Issuing Bank: The financial institution that issues the buyer’s payment card.

1.	Once the buyer is ready to make a purchase, the seller initiates the transaction using the Square Point of Sale and presents the buyer with the amount owed.

2.
For in-person transactions, the buyer pays by swiping or dipping their payment card, or by tapping an NFC-enabled payment card or mobile device on a Square Reader, Square Stand, Square Register or Square Terminal, as applicable, which captures the buyer’s payment information. For card not present transactions the seller can either use the customer's card on file or the card information may be keyed in manually by either the buyer or seller. Such card not present transactions may be initiated using the Square Point of Sale app, Square Invoices, Square Virtual Terminal, or the seller's eCommerce website.

3.	Square initiates the transaction, acting as the PSP.

4.	Square passes the transaction information to the acquiring processor. Square pays a fixed per transaction fee to the acquiring processor.

5.
The acquiring processor routes the transaction to the relevant card network affiliated with the buyer’s card (e.g., American Express, Mastercard, or Visa). Square pays a variety of card network fees, which includes card service assessments of roughly 0.10% to 0.15% of the transaction amount.

6.	The card network then routes the transaction to the issuing bank, which authorizes or declines the buyer’s payment card transaction.

7.	The issuing bank sends a notification back through the card network to the acquiring processor and the Square Point of Sale to inform the seller that the transaction has been authorized or declined.

8.
If authorized, the Square Point of Sale may send a digital receipt for the transaction on behalf of the seller to the buyer. The digital receipt enables a persistent communication channel that further allows the buyer to provide feedback to the seller.

9.
Upon settlement, the issuing bank disburses funds to the acquiring bank through the card network for the final transaction amount. The issuing bank is reimbursed an interchange or merchant discount fee as both a percentage of the amount of the transaction and a fixed fee per transaction, which together average between 1.5% to 2.0% of the transaction amount. However, this percentage varies significantly based on the buyer's card type, the transaction type, and the transaction size.

10.
Square transfers funds to the seller’s bank account, less applicable fees as charged by Square. Square provides sellers with fast access to funds, typically disbursing funds within a business day after the date of the transaction. Deposits use Automated Clearing House (ACH) transfers, or leverage the same day Instant Deposit service for an additional transaction fee.

11.	The funds are settled from the acquiring bank to Square, typically in one to two business days after the date of the transaction.

12.
At the end of each monthly billing cycle, the issuing bank provides a statement to the buyer including all applicable monthly charges. The statement includes a reference to Square as the merchant of record on the billing statement as a prefix to the seller name (denoted as SQ).

Our Competition

The markets in which we operate are competitive and evolving. Our competitors range from large, well-established vendors to smaller, earlier-stage companies.

We seek to differentiate ourselves from competitors primarily on the basis of our commerce ecosystem and our focus on building products and services that are cohesive, fast, self-serve, and elegant. With respect to each of these factors, we believe that we compare favorably to our competitors.

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

Some sellers may elect to use individual point-of-sale solutions from other companies that overlap with certain functions and features that we provide, including:

•
Business software providers such as those that provide inventory management, analytics, customer management and marketing, e-commerce, payroll, website building tools, invoices and appointments solutions;

•	Established or new alternative lenders; and

•	Food delivery service providers.

Cash App is our ecosystem of services for individuals that competes with other financial apps. It provides a differentiated combination of financial tools for individuals, including peer-to-peer payments, the ability to buy and sell bitcoin, a Visa prepaid card, and a free rewards program.

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

We have developed a patent program and strategy to identify, apply for, and secure patents for innovative aspects of our products, services, and technologies where appropriate. As of December 31, 2018, we had 528 issued patents in force and 625 filed patent applications pending in the United States and in foreign jurisdictions relating to a variety of aspects of our technology. Our issued patents in force will expire between 2022 and 2042. We intend to file additional patent applications as we continue to innovate through our research and development efforts and to pursue additional patent protection to the extent we deem it beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. We are the registered holder of a variety of U.S. and international domain names that include the terms “Square,” "Caviar," "Cash," "Weebly," and variations thereof.

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

Outside the United States, we provide localized versions of some of our services to customers, including through various foreign subsidiaries. For example, in Canada, Japan, and Australia, Square Point of Sale is the sole payments service we offer. In the United Kingdom, we offer Square Point of Sale and Cash App. The activities of those non-U.S. entities are, or may be, supervised by regulatory authorities in the jurisdictions in which they operate. For instance, we are registered with the Australian Transaction Reports and Analysis Centre (AUSTRAC), as required by anti-money laundering rules, to provide payments services in Australia, and we are licensed as an Electronic Money Institution by the Financial Conduct Authority to provide payments services and electronic money in the United Kingdom.

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

Anti-Money Laundering

We are subject to anti-money laundering (AML) laws and regulations in the United States and other jurisdictions. We have implemented an AML program designed to prevent our payments network from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our network from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent applicable foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.

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

Additional Developments

Various regulatory agencies in the United States and elsewhere in our international markets continue to examine a wide variety of issues that could impact our business, including products liability, import and export compliance, accessibility for the disabled, insurance, marketing, privacy, data protection, information security, and labor and employment matters. As our business continues to develop and expand, additional rules and regulations may become relevant. For example, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply.

Seasonality

Historically our transaction-based revenue has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners. We have not historically experienced meaningful seasonality with respect to total net revenue as this effect has been offset by our revenue growth. No individual quarter in 2018 or 2017 accounted for more than 30% of annual total net revenue.

Our Employees

As of December 31, 2018, we had 3,349 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We have developed a strong and trusted brand that has contributed significantly to the success of our business. Our brand is predicated on the idea that our customers will trust us and find value in building and growing their businesses with our products and services. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and be a technology leader. We may introduce, or make changes to, features, products, services, or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

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

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers, or other counterparties. We have also received a significant amount of media coverage since our formation. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company, our business, and our products and services that could damage our brand and deter people and enterprises from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

As our revenue has increased, our growth rate has slowed at times in the past and may decline in the future. Future revenue growth depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers.

Our total net revenue grew from $1,708.7 million in 2016 to $2,214.3 million in 2017 and to $3,298.2 million in 2018. Our rate of revenue growth has slowed at times in the past, and may decline in the future, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels.

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

We generated net losses of $38.5 million, $62.8 million, and $171.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, we had an accumulated deficit of $885.8 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our sellers, their customers, and their transactions, as well as other users of our services, such as Cash App and Square Payroll. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. We also obtain sensitive information, including those regarding our sellers’ customers, Weebly customers, Cash App customers, Square Capital customers, and Caviar diners, couriers and restaurants, including their contact information, payment card numbers and expiration dates, purchase histories, and lending information. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should such third party developers experience or cause a breach, or should a technological bug inadvertently expose non-permissioned personal information to such developers, that could lead to a compromise of the content of data held by such sellers, including personal data.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate privacy and security measures. However, if our privacy and security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, cryptocurrencies, including bitcoin, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant liability, financial loss, and be subject to regulatory scrutiny and penalties, including costs associated with remediation.

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

While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

The payment card networks and our acquiring processors require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment facilitator” providing payment processing services to merchants. The payment card networks set these network rules and have discretion to interpret the rules and change them at any time. Changes to these network rules or how they are interpreted could have a significant impact on our business and financial results. For example, changes in the payment card network rules regarding chargebacks may affect our ability to dispute chargebacks and the amount of losses we incur from chargebacks. Any changes to or interpretations of the network rules that are inconsistent with the way we or our acquiring processors currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us or prohibit us from processing payment cards. In addition, violations of the network rules or any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, could increase our costs, or could otherwise harm our business. If we were unable to accept payment cards or were limited in our ability to do so, our business would be materially and adversely affected.

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

Our quarterly results of operations have fluctuated significantly at times and are not necessarily an indication of future performance. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business. Our limited operating history combined with the rapidly evolving markets in which we operate also contributes to these fluctuations. Fluctuations in quarterly results may materially and adversely affect the predictability of our business and the price of our Class A common stock.

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

To maintain and grow our business, we will need to identify, hire, develop, motivate, and retain highly skilled employees. Identifying, recruiting, training, integrating, and retaining qualified individuals requires significant time, expense, and attention. For example, our current Chief Financial Officer started on January 22, 2019, following the resignation, as of November 16, 2018, of her predecessor. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Negative sentiments towards the United States as a result of these potential changes may also adversely affect our international recruiting efforts. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.

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

Our current business and anticipated growth will continue to place significant demands on our management and other resources. In order to manage our growth effectively, we must continue to strengthen our existing infrastructure and operational procedures, enhance our internal controls and reporting systems, and ensure we timely and accurately address issues as they arise. In particular, our continued growth will increase the challenges involved in:

•	improving and implementing existing and developing new internal administrative infrastructure, particularly our operational, financial, communications and other internal systems and procedures;

•	installing enhanced management information and control systems; and

•	preserving our core values, strategies, and goals and effectively communicating these to our employees worldwide.

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

We are also monitoring developments related to the decision by the U.K. government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as "Brexit"), which could have significant implications for our business. In March 2017, the United Kingdom began the official process to leave the EU by the end of March 2019. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements for the Company as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

Expanding our business globally could subject us to new challenges and risks.

We currently offer our services and products in multiple countries and plan to continue expanding our business further globally. Expansion, whether in our existing or new global markets, will require additional resources and controls, and offering our services in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion could also subject our business to substantial risks, including:

•	difficulty in attracting a sufficient number of sellers;

•	failure to anticipate competitive conditions;

•	conformity with applicable business customs, including translation into foreign languages and associated expenses;

•	increased costs and difficulty in protecting intellectual property and sensitive data;

•	changes to the way we do business as compared with our current operations or a lack of acceptance of our products and services;

•	the ability to support and integrate with local third-party service providers;

•	competition with service providers or other entrenched market-players that have greater experience in the local markets than we do;

•
difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customs, challenges caused by distance, language, and cultural differences, and the increased travel, infrastructure, and legal and compliance costs associated with global operations;

•	difficulties in recruiting and retaining qualified employees and maintaining our company culture;

•	difficulty in gaining acceptance from industry self-regulatory bodies;

•	compliance with multiple, potentially conflicting and changing governmental laws and regulations, including with respect to payments, data privacy, data protection, and information security;

•	compliance with U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws;

•	potential tariffs, sanctions, fines, or other trade restrictions;

•	exchange rate risk;

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

Any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses, apps, technologies, services, products, or other assets that we believe could complement or expand our products and services, enhance our technical capabilities, or otherwise offer opportunities for our business. The identification, evaluation, and negotiation of potential acquisitions, investments, joint ventures, entries into new businesses, divestitures, or other transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

•	the transaction may not advance our business strategy;

•	we may spend time and resources on opportunities that we are unable to consummate on terms acceptable to us;

•	the transaction may not close or may be delayed;

•	we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;

•	the transaction may subject us to additional regulatory burdens that affect our business in potentially unanticipated and significantly negative ways;

•	we may not realize a satisfactory return or increase our revenue;

•
we may experience difficulty, and may not be successful in, integrating technologies, IT systems, data processing methods and policies, accounting systems, culture, or management or other personnel of the acquired business and we may not realize the expected synergies of the transaction in a timely manner, or at all;

•	we may incur significant acquisition costs and transition costs, including in connection with the assumption of ongoing expenses of the acquired business;

•	the transaction may divert management’s attention and resources, which may cause disruptions in our ongoing operations;

•	we may not realize the expected benefits from the transaction in the expected time period, or at all;

•	we may be unable to retain key personnel;

•
acquired businesses or businesses in which we invest may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, and our due diligence process may not identify compliance issues or other liabilities;

•
we may incur substantial liabilities associated with the activities or conduct of the acquired business, including legal and regulatory claims or disputes, violations of laws and regulations, and other liabilities, whether known or unknown;

•
we may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a business, which could result in additional financial, legal, or regulatory exposure, which may subject us to additional controls, policies, procedures, liabilities, litigation, costs of compliance or remediation, or other adverse effects on our business, operating results, or financial condition;

•	we may have difficulty entering into new market segments;

•	we may be unable to retain the customers, vendors, and partners of acquired businesses;

•	there may be lawsuits or regulatory actions resulting from the transaction;

•	there may be risks associated with undetected cyberattacks or security breaches at companies that we acquire or with which we may combine or partner;

•	there may be regulatory constraints, including competition regulations that may affect the extent to which we can maximize the value of our acquisitions or investments;

•	there may be local and foreign regulations applicable to the international activities of our business and the businesses we acquire;

•	there may be risks associated with the complexity of entering into and effectively managing joint ventures, strategic investments, and other strategic partnerships;

•	acquisitions could result in dilutive issuances of equity securities or the incurrence of debt; and

•	our business, the acquired business, or the integrated business may be adversely affected by other political, business, and general economic conditions.

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

Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand.

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

We are dependent on the ability of our products and services to integrate with a variety of operating systems, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile apps, such as Square Point of Sale, Square Payroll, Square Invoices, Cash App, Caviar, and any future apps. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and may materially and adversely affect our business.

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

Many of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.

Many of the key components used to manufacture our products, such as the custom parts of our magstripe reader, including its magnetic stripe-reading element, its plastic cover, and its application-specific integrated circuits, come from limited or single sources of supply, as do the plastic cover, connector, and security cage of our contactless and chip reader. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles our magstripe reader and our contactless and chip reader, as well as manufactures those products’ plastic parts with custom tools that we own but that they maintain on their premises. The term of the agreement with that manufacturer automatically renews for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement renews for successive two-year terms unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider extends through March 2021 then renews for consecutive one-year periods unless either party provides notice of non-renewal.

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

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

In September of 2018, the United States imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. Unless a deal is reached with China, the United States has stated that the current tariffs will increase from 10% to 25%. Moreover, if the U.S. administration imposes additional tariffs or takes other actions to limit trade with China or restrict exports from China, our other hardware devices produced in China could also be impacted. While it is too early to predict how any proposed and future tariffs and actions related to items imported from China or elsewhere will impact our business, we believe such actions would negatively impact our gross margin on the impacted products. Moreover, increases in pricing as a result of tariffs could reduce the competitiveness of our products. The impact of any increased or new tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, and results of future operations.

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

Our software, hardware, systems, and processes may contain undetected errors that could have a material adverse effect on our business, particularly to the extent such errors are not detected and remedied quickly. We have from time to time found defects in our customer-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors may be introduced in the future. If there are such errors or defects in our software, hardware, or systems, we may face negative publicity, government investigations, and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited and it is uncertain what effect such diminished control will have on the quality of our products. If there are defects in the manufacture of our hardware products, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware continues to increase in size and complexity, these risks may correspondingly increase as well.

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, defects, security breaches such as cyber-attacks or identity theft, sabotage, malfeasance, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access to sensitive, proprietary, or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

Our systems and those of our third-party data center facilities may experience service interruptions, denial-of-service and other cyber-attacks and security incidents, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

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

The loss or destruction of a private key required to access our bitcoin may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to the bitcoins we hold on behalf of customers, our customers may be unable to access their bitcoins and it could harm customer trust in us and our products.

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

In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strain our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. Similarly, if we fail to correctly predict the likelihood of timely repayment of the business loans or correctly price the business loans to sellers utilizing Square Capital, our business may be materially and adversely affected. As we expand our business to offer consumer financing products and business loans to merchants outside of Square sellers, those customers may also be adversely affected by economic downturns.

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

We intend to continue to explore other products, models, and structures for Square Capital, including partnering with referral partners and other channels to serve merchants that are not Square sellers, forming a Utah industrial loan corporation, offering consumer financing and other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals or capabilities that we have not yet obtained or developed. The licenses required in connection with the consumer lending program that we launched in 2017 and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

Our business is subject to extensive regulation and oversight in a variety of areas, all of which are subject to change and uncertain interpretation.

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, including, but not limited to, consumer protection, privacy, information security, fair lending, financial services, securities, labor and employment, immigration, import and export practices, product labeling, competition, data protection, and marketing and communications practices. Such laws, regulations, and standards are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions. Any perceived or actual breach of laws, regulations, and standards could result in investigations, regulatory inquiries, litigation, fines, injunctions, negative customer sentiment, impairment of our existing or planned products and services, or otherwise negatively impact our business.

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union in 2016 adopted a General Data Protection Regulation (GDPR), which became effective in May 2018, superseding previous EU data protection legislation, imposing more stringent data privacy and data protection requirements and providing greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we in certain cases utilize model contracts approved by the EU Commission. These model contracts have been legally challenged, and it is possible that they will be voided or modified, which could materially impact our ability to transfer personal data from the EU to other jurisdictions. In the United Kingdom, the June 2016 approval by voters of a referendum to leave the EU, and the U.K.’s anticipated exit from the EU in March 2019, could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Brexit has created uncertainty with regard to the regulation of data protection in the U.K. In particular, although a Data Protection Bill that substantially implements the GDPR became law in May 2018, uncertainty remains regarding how data transfers to and from the U.K. will be regulated.

Likewise, the California Consumer Privacy Act of 2018 (CCPA) will become effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The CCPA was amended in September 2018, and it is likely that further amendments will be proposed to this legislation in 2019, and it remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Data privacy and security continues to be a rapidly evolving area, and further legislative activity will likely arise in other jurisdictions. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the GDPR in the EU and the CCPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy policies, changing consumer expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third party vendor or developer partnerships, and materially and adversely affect our business.

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

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations, and industry standards or new interpretations or applications of existing laws, regulations, and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and financial condition.

Our business is subject to complex and evolving regulations and oversight related to our provision of payments services and other financial services.

The local, state, federal, and international laws, regulations, licensing schemes, and industry standards that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, consumer financial protection, anti-money laundering, escheatment, international sanctions regimes, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, self-regulatory organizations, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, those enforced by the Australian Transaction Reports and Analysis Centre, and those enforced by the Financial Conduct Authority in the United Kingdom. As we expand into new jurisdictions, or expand our product offerings into existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. If we pursue additional or alternative means of growing Square Capital, additional state and federal regulations would apply. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

We have introduced a feature to the Cash App that permits our customers to buy and sell bitcoin. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. We do not believe that the bitcoin platform involves offering securities that are subject to the registration or other provisions of federal or state securities laws. We also do not believe the feature subjects us to regulation under the federal securities laws, including as a broker-dealer or an investment adviser, or registration under the federal commodities laws. However, the regulation of cryptocurrency and crypto platforms is still an evolving area and it is possible that a court or a federal or state regulator could disagree with one or more of these conclusions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, and to the extent that the feature is viewed by the market as a valuable asset to Square, the price of our Class A common stock could decrease.

Although we have a compliance program focused on the laws, rules, and regulations applicable to our business and we are continually investing more in this program, we may still be subject to fines or other penalties in one or more jurisdictions levied by federal, state, or local regulators, including state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable federal, state, and local laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

We receive significant media attention and, as a public company, have a higher profile, which could result in increased litigation or other legal or regulatory proceedings. In addition, some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. Evolving case law over worker classification, including a California Supreme Court decision, also increases litigation in this area and may have ramifications as to how we operate certain segments of our business and our engagement with independent contractors. For example, a determination in, or settlement of, any legal proceeding involving us or others that determines that workers of the type we maintain are independent contractors instead are employees could harm our business, financial condition, and results of operations, including, but not necessarily limited to, as a result of monetary exposure arising from or relating to penalties, defense costs, taxes, wages, and other matters and potential costs of such workers unionizing or attempting to unionize.

The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or pay substantial amounts to the other party and could materially and adversely affect our business.

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

As of December 31, 2018, we had 528 issued patents in force in the United States and abroad and 625 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures are unable to prevent cyber attacks. Our security measures, including those of our third-party service providers, may not detect or prevent all attempted security breaches or other attacks that may jeopardize the security of information stored in or transmitted by our systems or those of our third-party service providers. Such attacks could lead to the loss of critical data or the unauthorized disclosure or use of our proprietary information and other confidential information. Any such attacks, or the perception that such attacks have occurred, could negatively impact our ability to protect our intellectual property rights, our reputation, or customer trust in us and our products.

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

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.

On March 6, 2017, we issued $440.0 million aggregate principal amount of 2022 Notes, and on May 25, 2018, we issued $862.5 million aggregate principal amount of 2023 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, and prior to February 15, 2023, in the case of the 2023 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes for the relevant period in the calendar quarter ending December 31, 2018, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2019. Whether the Notes of either series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions through combination settlement with a specified dollar amount of

$1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions solely in shares of our common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or to pay cash upon conversion (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under our credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

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

Our reported financial statements and results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial statements and results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes, and controls.

For example, in February 2016, the FASB issued a new accounting standard for leasing. We adopted this new guidance on January 1, 2019, using the modified retrospective approach. Based on our current portfolio of leases, approximately $96.6 million of lease assets and approximately $123.4 million of lease liabilities is expected to be recognized on our consolidated balance sheet. Changes resulting from this and other new standards may result in materially different financial statements and results and may require that we change how we process, analyze, and report financial information and that we change financial reporting controls.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our global operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our contracts are denominated primarily in U.S. dollars, and therefore the majority of our revenue is not subject to foreign currency risk. However, fluctuations in exchange rates of the U.S. dollar against foreign currencies could adversely affect our business, results of operations, and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. From time to time, we may enter into forward contracts, options, and/or foreign exchange swaps related to specific transaction exposures that arise in the normal course of our business, though we are not currently a party to any such hedging transactions. These and other such hedging activities may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued a decision regarding the Company's classification of its business activities. Although we disagree with the Tax Collector's decision and contest this classification, the ultimate resolution is uncertain. We are taking steps to vigorously defend our position, including challenging the classification of our primary business activity and the applicable tax rate used. If the Company does not prevail and is otherwise unable to mitigate the impact of this tax we could be obligated to pay additional taxes, together with any associated penalties and interest. This may adversely affect our cash flows, financial condition, and results of operations. In addition, our future tax liability could be adversely affected by changes in tax laws, rates, and regulations. For example, on November 6, 2018, residents of the City and County of San Francisco approved a ballot measure that increases taxes on certain entities' gross receipts. We expect that if the measure is applicable to our business, it could further increase our exposure to additional taxes and associated penalties and interest and have a material impact on our future cash flows, financial condition, and results of operations. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

Legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was enacted in December 2017 and contains many significant changes to U.S. federal tax laws. The 2017 Tax Act requires complex computations that were not previously provided for under U.S. tax law. The Company has provided for the effects of the 2017 Tax Act based on guidance in effect as of December 31, 2018. The 2017 Tax Act requires significant judgments to be made in interpretation of the law and significant estimates in the calculation of the provision for income taxes. Additional guidance may be issued by the IRS, Department of the Treasury, or other governing bodies that may significantly differ from the Company's interpretation of the law, which could have unforeseen effects on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 74.3% of the voting power of our combined outstanding capital stock as of December 31, 2018. Our executive officers and directors and their affiliates held approximately 74.7% of the voting power of our combined outstanding capital stock as of December 31, 2018. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•	changes in operating performance and stock market valuations of other companies generally or of those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;

•
failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	the financial or other projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	public reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations;

•	changes in the regulatory environment or the regulations applicable to our current or futures lines of business;

•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	actual or perceived data security incidents that we or our service providers may suffer;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

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

Among other things, our dual-class common stock structure provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding shares of common stock. Further, our amended and restated certificate of incorporation and amended and restated bylaws include provisions (i) creating a classified board of directors whose members serve staggered three-year terms; (ii) authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock; (iii) limiting the ability of our stockholders to call special meetings; (iv) eliminating the ability of our stockholders to act by written consent without a meeting or to remove directors without cause; and (v) requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

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

If securities or industry analysts publish reports that are interpreted negatively by the investment community, publish negative research reports about our business, cease coverage of our company, or fail to regularly publish reports on us, our share price and trading volume could decline.

The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. We do not have any control over these analysts or the information contained in their reports. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial, or operating performance, industry, or end-markets, our share price could decline. In addition, if a majority of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

Our corporate headquarters, which include product development, sales, marketing, and business operations, are located in San Francisco, California. It consists of 469,056 square feet of space under a lease that expires in 2023. We also lease 59,905 square feet in New York, New York for a product development, sales, and business operations office under a lease that expires in 2025. In December 2018, we entered into a lease arrangement for 355,762 square feet of office space in Oakland, California under a lease that expires in 2031. The lease commencement date is expected to be in November 2019. We also have offices in several other locations and believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. See “Litigation” in Note 17 of the accompanying notes to our consolidated financial statements for information regarding legal proceedings in which we are involved.

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

Holders of Record
As of February 22, 2019, there were 103 holders of record of our Class A common stock and 73 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Issuer Purchases of Equity Securities

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31	3,646,581 (i)	97.28 (ii)	—	—
November 1 to November 30	1,096,773 (iii)	-- (ii)	—	—
December 1 to December 31	—	—	—	—
Total	4,743,354	97.28 (ii)	—	—
(i) Includes 3,416 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 12, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net share settled and the Company received 3,643,165 shares of the Company's Class A common stock from the counterparties in October of 2018.
(ii) Excludes the shares received through the exercise of the note hedges.
(iii) The Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net share settled and the Company received 1,096,773 shares of the Company's Class A common stock from the counterparties in November of 2018.

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 19, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	11/19/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Square, Inc.	100	100.15	104.28	265.26	429.15
S&P 500	100	98.72	110.52	134.65	128.75
S&P North American Technology	100	99.20	111.15	151.43	154.26

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018, and 2017, have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2015, and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014, are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	3,298,177	2,214,253	1,708,721	1,267,118	850,192
Total cost of revenue	1,994,477	1,374,947	1,132,683	897,088	624,118
Gross profit	1,303,700	839,306	576,038	370,030	226,074
Total operating expenses	1,340,314	893,512	746,491	544,488	376,565
Operating loss	(36,614)	(54,206)	(170,453)	(174,458)	(150,491)
Net loss	(38,453)	(62,813)	(171,590)	(179,817)	(154,093)
Deemed dividend on Series E preferred stock	—	—	—	(32,200)	—
Net loss attributable to common stockholders	$(38,453)	$(62,813)	$(171,590)	$(212,017)	$(154,093)
Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.17)	$(0.50)	$(1.24)	$(1.08)
Diluted	$(0.09)	$(0.17)	$(0.50)	$(1.24)	$(1.08)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	405,731	379,344	341,555	170,498	142,042
Diluted	405,731	379,344	341,555	170,498	142,042

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$583,173	$696,474	$452,030	$461,329	$222,315
Settlements receivable	364,946	620,523	321,102	142,727	115,481
Working capital	1,093,364	805,467	423,961	371,361	218,761
Total assets	3,281,023	2,187,270	1,211,362	894,772	541,888
Customers payable	749,215	733,736	431,632	224,811	148,648
Long-term debt (Note 12)	899,695	358,572	—	—	30,000
Total stockholders’ equity	1,120,501	786,333	576,153	508,048	273,672

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except for GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$84,654	$65,343	$49,683	$35,643	$23,780
Adjusted Revenue	$1,587,641	$983,963	$686,618	$452,168	$276,310
Adjusted EBITDA	$256,523	$139,009	$44,887	$(41,115)	$(67,741)
Adjusted Net Income (Loss) Per Share:
Basic	$0.55	$0.30	$0.04	$(0.39)	$(0.62)
Diluted	$0.47	$0.27	$0.04	$(0.39)	$(0.62)

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to peer-to-peer payments sent from a credit card and Cash for Business. As described above, GPV excludes card payments processed for Starbucks.

Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure that we define as our total net revenue less transaction-based costs and bitcoin costs, and we add back the impact of the acquired deferred revenue adjustment, which was written down to fair value in purchase. This measure is also adjusted to eliminate the effect of activity with Starbucks, which ceased using our payments solutions altogether in the fourth quarter of 2016, and we believe that providing Adjusted Revenue metrics that exclude the impact of our agreement with Starbucks is useful to investors.
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

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Total net revenue	$3,298,177	$2,214,253	$1,708,721	$1,267,118	$850,192
Less: Starbucks transaction-based revenue	—	—	78,903	142,283	123,024
Less: transaction-based costs	1,558,562	1,230,290	943,200	672,667	450,858
Less: bitcoin costs	164,827	—	—	—	—
Add: deferred revenue adjustment related to purchase accounting	$12,853	$—	$—	$—	$—
Adjusted Revenue	$1,587,641	$983,963	$686,618	$452,168	$276,310

Adjusted EBITDA and Adjusted Net Income (Loss) Per Share (Adjusted EPS)
Adjusted EBITDA and Adjusted EPS are non-GAAP financial measures that represent our net income (loss) and net income (loss) per share, adjusted to eliminate the effect of Starbucks transactions and certain other items as described below. We have included these non-GAAP financial measures in this Annual Report on Form 10-K because they are key measures used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges.

•
We exclude Starbucks transaction-based revenue and Starbucks transaction-based costs. As described above, Starbucks ceased using our payments solutions altogether, and we believe that providing non-GAAP financial measures that exclude the impact of Starbucks is useful to investors.

•
We believe it is useful to exclude certain non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•
In connection with the issuance of our convertible senior notes (as described in Note 12), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible senior notes, as if converted at the beginning of the period, if the impact is dilutive, since we intend to settle future conversions of our convertible senior notes entirely in shares.

•
We exclude the litigation settlement with Robert E. Morley (as described in Note 1), gain or loss on the disposal of property and equipment, gain or loss on revaluation of equity investment, gain or loss on debt extinguishment related to the conversion of senior notes and impairment of intangible assets, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

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

In addition to the limitations above, Adjusted EBITDA as a non-GAAP financial measure does not reflect the effect of depreciation expense and related cash capital requirements, income taxes that may represent a reduction in cash available to us, and the effect of foreign currency exchange gains or losses, which is included in other income and expense.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net loss	$(38,453)	$(62,813)	$(171,590)	$(179,817)	$(154,093)
Starbucks transaction-based revenue	—	—	(78,903)	(142,283)	(123,024)
Starbucks transaction-based costs	—	—	69,761	165,438	150,955
Share-based compensation expense	216,881	155,836	138,786	82,292	36,100
Depreciation and amortization	60,961	37,279	37,745	27,626	18,586
Litigation settlement expense	—	—	48,000	—	—
Interest expense (income), net	17,982	10,053	(533)	1,163	1,058
Other (income) expense, net	(18,469)	(1,595)	(247)	450	1,104
Provision for income taxes	2,326	149	1,917	3,746	1,440
Loss (gain) on disposal of property and equipment	(224)	100	(49)	270	133
Acquisition related costs	4,708	—	—	—	—
Acquired deferred revenue adjustment	12,853	—	—	—	—
Acquired deferred costs adjustment	(2,042)	—	—	—	—
Adjusted EBITDA	$256,523	$139,009	$44,887	$(41,115)	$(67,741)

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net loss	$(38,453)	$(62,813)	$(171,590)	$(179,817)	$(154,093)
Starbucks transaction-based revenue	—	—	(78,903)	(142,283)	(123,024)
Starbucks transaction-based costs	—	—	69,761	165,438	150,955
Share-based compensation expense	216,881	155,836	138,786	82,292	36,100
Amortization of intangible assets	13,104	7,615	9,013	7,503	2,133
Litigation settlement expense	—	—	48,000	—	—
Amortization of debt discount and issuance costs	32,855	14,223	—	—	—
Gain on revaluation of equity investment	(20,342)	—	—	—	—
Loss on extinguishment of long-term debt	5,028	—	—	—	—
Loss (gain) on disposal of property and equipment	(224)	100	(49)	270	133
Acquisition related costs	4,708	—	—	—	—
Acquired deferred revenue adjustment	12,853	—	—	—	—
Acquired deferred cost adjustment	(2,042)	—	—	—	—
Adjusted Net Income (Loss) - basic	$224,368	$114,961	$15,018	$(66,597)	$(87,796)
Cash interest expense on convertible senior notes	$1,292	$—	$—	$—	$—
Adjusted Net Income (Loss) - diluted	$225,660	$114,961	$15,018	$(66,597)	$(87,796)

Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	405,731	379,344	341,555	170,498	142,042
Diluted	478,895	426,519	370,258	170,498	142,042

Adjusted Net Income (Loss) Per Share:
Basic	$0.55	$0.30	$0.04	$(0.39)	$(0.62)
Diluted	$0.47	$0.27	$0.04	$(0.39)	$(0.62)

To calculate the diluted Adjusted EPS we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

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

Overview

We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many innovative solutions to thrive, and we have since expanded to provide additional products and services to give them access to a cohesive ecosystem of tools to help them manage their business. In the same way that we have provided businesses with fast, elegant, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals.

The foundation of our ecosystem is a full service, managed payments offering to our sellers while serving as the merchant of record. Once a seller downloads the Square Point of Sale mobile app, they can quickly and easily take their first payment, typically within minutes. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website. Once on our system, sellers gain access to technology and features such as next-day settlements, digital receipts, payment dispute management, data security, and Payment Card Industry (PCI) compliance.

Our commerce ecosystem also includes point-of-sale software and services that help sellers make informed business decisions through the use of analytics and reporting. In the second quarter of 2018, we acquired Weebly to enable sellers to easily start or grow an omnichannel business with one cohesive solution. Sellers can manage orders, inventory, locations, employees, and payroll; engage customers and grow their sales; build a website or online store with Weebly; and gain access to business loans through Square Capital. We monetize these features through either a per transaction fee, a subscription fee, or a service fee.

Cash App is an ecosystem of financial tools for individuals to send, spend, and store money. With Cash App, customers can send and receive P2P (peer-to-peer) payments, receive direct deposit payments, and fund their account with a bank account or debit card. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin within Cash App.

We also serve sellers through Caviar, a food ordering service for pickup, delivery, and catering that helps restaurants reach new customers and increase sales. For delivery of food orders, revenue consists of seller fees charged to restaurants and also delivery fees and service fees to individuals. For catered meals, revenue consists of the fees charged to corporate customers. All fees are recognized upon delivery of the food orders or catered meals, net of refunds.

With Square Capital, we facilitate the offering of loans to sellers based on their payment processing history, and the product is broadly available across our U.S. seller base. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale. We also earn a servicing fee from third-party investors that we record as revenue as we provide the services.

We also provide hardware to facilitate commerce for sellers. This hardware includes magstripe reader, contactless and chip readers, Square Stand, Square Register, Square Terminal and third-party peripherals.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies including the United States, Canada, Japan, Australia, and the United Kingdom.

Components of Results of Operations
Revenue
Transaction-based revenue. We charge our sellers a transaction fee for managed payments solutions that is generally calculated based on a percentage of the total transaction amount processed. We also selectively offer custom pricing for certain sellers.
Subscription and services-based revenue. In addition to managed payments and point-of-sale services, we offer our customers a range of products and services, with Instant Deposit, Caviar, Square Capital, and Cash Card currently comprising the majority of our subscription and services-based revenue. Our other subscription and services-based products include website hosting and domain name registration services, Gift Cards, Square Appointments, Customer Engagement, Employee Management, Payroll, and other subscription and services-based products.

Instant Deposit is a functionality within the Cash App and our managed payment solutions that enables customer to instantly deposit funds into their bank accounts. We charge a per transaction fee which we recognize as revenue when customers instantly deposit funds to their bank account.

Revenue for Caviar, a food ordering service for pickup, delivery, and catering, is derived from seller fees charged to restaurants, delivery fees and service fees from consumers, and fees charged to corporate customers for catered meals.

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

Cash Card offers Cash App customers the ability use their stored funds via Cash Card, a Visa prepaid card that is linked to the balance the customer stores in Cash App.. We charge a per transaction fee which we recognize as revenue when customers use their Cash Card to make a purchase.
Hardware revenue. Hardware revenue includes revenue from sales of contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, and barcode scanners, all of which can be integrated with Square Stand, Square Register, or Square Terminal to provide a comprehensive point-of-sale solution.

Bitcoin revenue. During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. We recognize revenue when customers purchase bitcoin and it is transferred to the customer's account.
Cost of Revenue and Gross Margin
Transaction-based costs. Transaction-based costs consist primarily of interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions.
Subscription and services-based costs. Subscription and services-based costs consist primarily of costs related to Caviar, Cash Card and Instant Deposit.
Hardware costs. Hardware costs consist primarily of product costs associated with contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Product costs include manufacturing-related overhead and personnel costs, certain royalties, packaging, and fulfillment costs. Hardware is sold primarily as a means to grow our transaction-

based revenue and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware business.

Bitcoin costs. Bitcoin cost of revenue is comprised of the amounts we pay to purchase bitcoin, which will fluctuate in line with the price of bitcoin in the market.
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

Sales and marketing. Sales and marketing expenses consist primarily of three components. The first component includes costs associated with free Cash App peer-to-peer transactions and Cash Card issuance costs. The second component is comprised of costs incurred to acquire new sellers through various paid advertising channels, including online search, online display, direct mail, direct response television, mobile advertising, affiliates, and referrals, all of which are expensed as incurred. The third component includes expenses related to our direct sales, account management, local and product marketing, retail and ecommerce, partnerships, and communications personnel.

General and administrative. General and administrative expenses consist primarily of expenses related to our support, finance, legal, Square Capital operations, Caviar operations, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax, and accounting services.

Transaction, loan and advance losses. We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility. Examples of transaction losses include chargebacks for unauthorized credit card use and inability to collect on disputes between buyers and sellers over the delivery of goods or services. This also includes transaction losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash Card. We base our reserve estimates on prior chargeback history and current period data points indicative of transaction loss. We reflect additions to the reserve in current operating results, while realized losses are offset against the reserve.

The establishment of appropriate reserves is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the period from January 1, 2016 through December 31, 2018, our transaction losses accounted for approximately 0.1% of total aggregate GPV for the same period.

Loan losses related to loans that have been retained by the Company are recorded whenever the amortized cost of a loan exceeds its fair value, as determined at the individual loan level, with such charges being reversed for subsequent increases in fair value but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. To determine the fair value of loans, the Company utilizes industry standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value.

Amortization of acquired customer assets. Amortization of acquired customer assets includes customer relationships, restaurant relationships, courier relationships, subscriber relationships, and partner relationships.

Interest and Other Income and Expense, net

Interest and other income and expense, net consists primarily of gains or losses arising from marking to market of an equity investment, interest expense related to our long-term debt, interest income on our investment in marketable debt securities, and foreign currency-related gains and losses.

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

Results of Operations

Revenue (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Transaction-based revenue	$2,471,451	$1,920,174	$1,456,160	29%	32%
Starbucks transaction-based revenue	—	—	78,903	NM	(100)%
Subscription and services-based revenue	591,706	252,664	129,351	134%	95%
Hardware revenue	68,503	41,415	44,307	65%	(7)%
Bitcoin revenue	166,517	—	—	NM	NM
Total net revenue	$3,298,177	$2,214,253	$1,708,721	49%	30%

Comparison of Years Ended December 31, 2018 and 2017

Total net revenue for the year ended December 31, 2018, increased by $1,083.9 million, or 49%, compared to the year ended December 31, 2017.

Transaction-based revenue for the year ended December 31, 2018, increased by $551.3 million, or 29%, compared to the year ended December 31, 2017. This increase was attributable to the growth in GPV processed of $19.3 billion, or 30%, to $84.7 billion from $65.3 billion. We continued to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 51% of our GPV in the fourth quarter of 2018, an increase from 47% in the fourth quarter of 2017. We continued to see ongoing success with attracting and enabling large seller growth, which we believe will help drive strong GPV growth as we scale.

Subscription and services-based revenue for the year ended December 31, 2018 increased by $339.0 million, or 134%, compared to the year ended December 31, 2017. Growth was driven primarily by Instant Deposit, Caviar, Cash Card, and Square Capital, as well as acquisitions completed in the second quarter. Subscription and services-based revenue grew to 18% of total net revenue in the year ended December 31, 2018, up from 11% in the year ended December 31, 2017.

Hardware revenue for the year ended December 31, 2018, increased by $27.1 million, or 65%, compared to the year ended December 31, 2017. The increase primarily reflects growth in shipments of Square Register following its launch in the fourth quarter of 2017 and, to a lesser extent, the launch of Square Terminal during the fourth quarter of 2018. The increase was also driven by continued growth in sales of our contactless and chip readers, as well as growth in sales of our Square Stand and third-party peripherals driven primarily by new features and product offerings. Additionally, the adoption of ASC 606 resulted in an increase of $5.9 million in hardware revenue for the year ended December 31, 2018 primarily related to the earlier revenue recognition of hardware sold through retail distribution channels and hardware installment sales, which were previously recorded upon sell through to the end user customer.

Bitcoin revenue for the year ended December 31, 2018, increased by $166.5 million compared to the year ended December 31, 2017. During the fourth quarter of 2017, we started offering our Cash App customers the ability to purchase bitcoin from us. Bitcoin revenue comprises the total sale amount we receive from bitcoin sales to customers and is recorded upon transfer of bitcoin to the customer's account. The sale amount generally includes a small margin added to the price we pay to purchase bitcoin and accordingly, the amount of bitcoin revenue will fluctuate depending on the volatility of market bitcoin prices and customer demand.

Comparison of Years Ended December 31, 2017 and 2016

Total net revenue for the year ended December 31, 2017, increased by $505.5 million, or 30%, compared to the year ended December 31, 2016.

Transaction-based revenue for the year ended December 31, 2017, increased by $464.0 million, or 32%, compared to the year ended December 31, 2016. This increase was attributable to growth in GPV processed of $15.7 billion, or 32%, to $65.3 billion from $49.7 billion. We continue to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 47% of our GPV in the fourth quarter of 2017, an increase from 43% in the fourth quarter of 2016. We continue to see ongoing success with attracting and enabling large seller growth, which will help drive strong GPV growth as we scale.

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
Total Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Transaction-based costs	$1,558,562	$1,230,290	$943,200	27%	30%
Starbucks transaction-based costs	—	—	69,761	NM	(100)%
Subscription and services-based costs	169,884	75,720	43,132	124%	76%
Hardware costs	94,114	62,393	68,562	51%	(9)%
Bitcoin costs	164,827	—	—	NM	NM
Amortization of acquired technology	7,090	6,544	8,028	8%	(18)%
Total cost of revenue	$1,994,477	$1,374,947	$1,132,683	45%	21%

Comparison of Years Ended December 31, 2018 and 2017

Total cost of revenue for the year ended December 31, 2018, increased by $619.5 million, or 45%, compared to the year ended December 31, 2017.

Transaction-based costs for the year ended December 31, 2018, increased by $328.3 million, or 27%, compared to the year ended December 31, 2017. This increase was primarily attributable to growth in the GPV processed of $19.3 billion, or 30%. Additionally, transaction-based margin as a percentage of GPV was 1.08% for the year ended December 31, 2018, up from 1.06% for the year ended December 31, 2017. Transaction-based margin continued to benefit from higher margin products and improvements in our transaction cost profile.

Subscription and services-based costs for the year ended December 31, 2018, increased by $94.2 million compared to the year ended December 31, 2017, primarily reflecting increased costs associated with the growth of Caviar, Cash Card and Instant Deposit.

Hardware costs for the year ended December 31, 2018, increased by $31.7 million, or 51%, compared to the year ended December 31, 2017. The increase in hardware costs reflects growth in our sales of Square Register, Square Stand, third-party peripherals, and contactless and chip readers and the introduction of Square Terminal, as described above. Additionally, the adoption of ASC 606 resulted in an increase of $5.5 million in hardware costs for the year ended December 31, 2018, primarily related to earlier recognition of costs of hardware sold through retail distribution channels and hardware installment sales in line with the revenue recognition for such sales under ASC 606. Hardware costs increased to a lesser extent than hardware revenue mainly due to a manufacturing cost reduction for Square Stand as a result of an improvement in production efficiencies.

Bitcoin costs for the year ended December 31, 2018, increased by $164.8 million compared to the year ended December 31, 2017. Bitcoin cost of revenue comprises of the amounts we pay to purchase bitcoin, which will fluctuate in line with revenue.

Amortization of acquired technology assets for the year ended December 31, 2018, increased by $0.5 million compared to the year ended December 31, 2017, as a result of additional customer assets acquired through business combinations in the second quarter of 2018, offset in part by certain customer assets reaching end of life.

Comparison of Years Ended December 31, 2017 and 2016

Total cost of revenue for the year ended December 31, 2017, increased by $242.3 million, or 21%, compared to the year ended December 31, 2016.

Transaction-based costs for the year ended December 31, 2017, increased by $287.1 million, or 30%, compared to the year ended December 31, 2016. This increase was attributable to growth in GPV processed of $15.7 billion, or 32%. Transaction-based costs increased to a lesser extent than transaction-based revenue primarily as a result of growth in Invoices, Virtual Terminal, and E-Commerce API payments, which have higher margins than our card-present transactions, as well as improvements in our transaction cost profile, partially offset by the impact of custom pricing for certain larger sellers. Transaction-based margin as a percentage of GPV was 1.06% for the year ended December 31, 2017, up from 1.03% for the year ended December 31, 2016.

As noted above, Starbucks completed its previously announced transition to another payments solution provider. Accordingly, we did not record any Starbucks transaction-based costs in the year ended December 31, 2017, and we do not expect Starbucks transaction-based costs in the future.

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

Product Development (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Product development	$497,479	$321,888	$268,537	55%	20%
Percentage of total net revenue	15%	15%	16%

Product development expenses for the year ended December 31, 2018, increased by $175.6 million, or 55%, compared to the year ended December 31, 2017, due primarily to the following:

•
an increase of $123.9 million in personnel costs related to our engineering, data science, and design teams, as well as the acquisition of Weebly, as we continue to improve and diversify our product offerings. The increase in personnel related costs includes an increase in share-based compensation expense of $46.3 million;

•
an increase of $16.3 million in depreciation and amortization expense as a result of additions in property and equipment including capitalized software, data center equipment and leasehold improvements to help our business scale and as result of assets acquired through the acquisition of Weebly; and

•	an increase of $12.7 million in software and data center operating costs as a result of increased capacity needs and expansion of our cloud based services.

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

Sales and Marketing (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Sales and marketing	$411,151	$253,170	$173,876	62%	46%
Percentage of total net revenue	12%	11%	10%

Sales and marketing expenses for the year ended December 31, 2018, increased by $158.0 million, or 62%, compared to the year ended December 31, 2017, primarily due to the following:

•
an increase of $90.6 million in costs associated with increased volume of activity with our Cash App peer-to-peer transfer service and Cash Card issuance costs in line with increased users. We offer the peer-to-peer service to our Cash App customers for free and we consider it to be a marketing tool to encourage the usage of Cash App which includes Cash Card among other features;

•
an increase of $25.4 million in sales and marketing personnel costs to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $5.2 million; and

•	an increase of $20.0 million in advertising costs primarily from increased online and mobile marketing campaigns during the year.

Sales and marketing expenses for the year ended December 31, 2017, increased by $79.3 million, or 46%, compared to the year ended December 31, 2016, primarily due to the following:

•	an increase of $25.2 million in costs associated with our Cash App peer-to-peer transfer service as result of continued growth and expansion of this product;

•	an increase of $23.6 million in advertising costs primarily from increased online, direct mail, and mobile marketing campaigns during the year; and

•
an increase of $22.4 million in sales and marketing personnel costs to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $3.4 million.

General and Administrative (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
General and administrative	$339,245	$250,553	$251,993	35%	(1)%
Percentage of total net revenue	10%	11%	15%

General and administrative expenses for the year ended December 31, 2018, increased by $88.7 million compared to the year ended December 31, 2017, primarily due to the following:

•
an increase of $61.7 million in general and administrative personnel costs, mainly as a result of additions to our support, finance, and legal personnel as we continue to add resources and skills as our business scales to support long-term growth. The increase in personnel related costs includes an increase in share-based compensation expense of $9.5 million;

•
we also incurred $4.7 million in acquisition related costs that are not normal recurring operating expenses, including amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, and due diligence costs. There was no similar activity in the prior year; and

•	an increase of $4.0 million in various tax and licensing expenses as we continue to expand our business and product offerings.

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

Transaction, Loan and Advance Losses (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Transaction, loan and advance losses	$88,077	$67,018	$51,235	31%	31%

Transaction, loan and advance losses for the year ended December 31, 2018, increased by $21.1 million, or 31%, compared to the year ended December 31, 2017, primarily due to the following:

•
growth in GPV. Transaction losses increased by 27%, which is to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses; and

•
a $13.2 million charge recorded to loan losses in the year ended December 31, 2018, compared to $8.0 million for the year ended December 31, 2017, as a result of the growth and aging of our Square Capital loan portfolio.

Transaction, loan and advance losses for the year ended December 31, 2017, increased by $15.8 million, or 31%, compared to the year ended December 31, 2016, primarily due to growth in GPV. Transaction losses increased to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses, offset by the netting effect of the following:

•
an $8.0 million charge recorded to loan losses in the year ended December 31, 2017, with no similar charges during the prior year, as a result of the growth and increasing maturity of our Square Capital loan portfolio, and continued refinement of inputs to our loan loss estimation methodology. We record loan losses when the amortized cost of a loan exceeds the estimated fair value of the loan, as determined at the individual loan level;

•
an out of period adjustment of $5.5 million recorded in the year ended December 31, 2016, as a result of a correction to the calculation of our reserve for transaction losses, with no similar charges during the year ended December 31, 2017.

Amortization of Acquired Customer Assets (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Amortization of acquired customer assets	$4,362	$883	$850	394%	4%

Amortization of acquired customer assets for the year ended December 31, 2018, increased $3.5 million compared to the year ended December 31, 2017, as a result of additional customer assets acquired through the business combinations in the second quarter of 2018 offset in part by certain customer assets reaching end of life.

Amortization of acquired customer assets for the year ended December 31, 2017, remained relatively flat compared to the year ended December 31, 2016, as a result of certain customer assets reaching end of life offset by additional customer assets acquired.

Interest Expense, Net, and Other Income, Net (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Interest expense, net	$17,982	$10,053	$(533)	79%	NM
Other income, net	$(18,469)	$(1,595)	$(247)	NM	NM

Interest expense, net, for the year ended December 31, 2018, increased by $7.9 million, compared to the year ended December 31, 2017, primarily due to interest expense related to our convertible notes issued in May 2018, offset in part by interest income earned on our investment in marketable debt securities.

Other income, net, for the year ended December 31, 2018, increased by $16.9 million, compared to the year ended December 31, 2017, primarily due to a gain of $20.3 million arising from revaluation of an equity investment in Eventbrite, Inc. (Eventbrite) as result of its initial public offering and the subsequent mark to market of this investment. Gains or losses arising from marking to market this investment may fluctuate significantly in the future periods due to volatility of the investee stock price. This activity was offset in part by a $5.0 million loss recorded on the extinguishment of debt upon conversion of certain 2022 Notes.

Interest expense, net, for the year ended December 31, 2017, increased by $10.6 million, compared to the year ended December 31, 2016, primarily due to interest expense related to our convertible notes issued in March 2017 offset in part by income earned on our investment in marketable securities.

Provision for Income Taxes (in thousands, except for percentages)

	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016	% Change	% Change
Provision for income taxes	$2,326	$149	$1,917	NM	(92)%
Effective tax rate	(6.4)%	(0.2)%	(1.1)%

Provision for income taxes for the year ended December 31, 2018, increased by $2.2 million compared to the year ended December 31, 2017, primarily due to an increase in foreign tax expense in 2018 compared to 2017 and one-time events in 2017 creating income tax benefits related to the change in the U.S. tax rate and ability to monetize AMT credits.

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

	Three Months Ended,
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands, except per share data)
	(unaudited)
Revenue:
Transaction-based revenue	$667,802	$655,384	$625,228	$523,037	$524,612	$510,019	$482,065	$403,478
Subscription and services-based revenue	194,117	166,203	134,332	97,054	79,402	65,051	59,151	49,060
Hardware revenue	18,166	17,558	18,362	14,417	12,021	10,089	10,289	9,016
Bitcoin revenue	52,443	42,963	37,016	34,095	—	—	—	—
Total net revenue	932,528	882,108	814,938	668,603	616,035	585,159	551,505	461,554
Cost of revenue:
Transaction-based costs	420,846	414,456	395,349	327,911	333,377	328,043	311,092	257,778
Subscription and services-based costs	52,654	47,078	39,784	30,368	24,559	18,169	17,116	15,876
Hardware costs	25,647	23,229	25,536	19,702	16,783	18,775	14,173	12,662
Bitcoin costs	51,951	42,408	36,596	33,872	—	—	—	—
Amortization of acquired technology	1,376	2,277	1,857	1,580	1,486	1,556	1,695	1,807
Total cost of revenue	552,474	529,448	499,122	413,433	376,205	366,543	344,076	288,123
Gross profit	380,054	352,660	315,816	255,170	239,830	218,616	207,429	173,431
Operating expenses:
Product development	141,811	135,773	114,800	105,095	92,633	82,547	78,126	68,582
Sales and marketing	119,305	116,337	98,243	77,266	76,821	66,533	59,916	49,900
General and administrative	95,445	85,527	82,772	75,501	66,318	64,312	62,988	56,935
Transaction, loan and advance losses	24,474	23,596	21,976	18,031	16,833	19,893	18,401	11,891
Amortization of acquired customer assets	2,127	1,294	672	269	234	222	222	205
Total operating expenses	383,162	362,527	318,463	276,162	252,839	233,507	219,653	187,513
Operating loss	(3,108)	(9,867)	(2,647)	(20,992)	(13,009)	(14,891)	(12,224)	(14,082)
Interest expense, net	5,176	7,224	3,470	2,112	2,483	3,080	3,494	996
Other expense (income), net	19,439	(37,800)	(815)	707	356	(1,226)	(228)	(497)
Loss before income tax	(27,723)	20,709	(5,302)	(23,811)	(15,848)	(16,745)	(15,490)	(14,581)
Provision (benefit) for income taxes	481	1,066	604	175	(185)	(647)	472	509
Net income (loss)	(28,204)	19,643	(5,906)	(23,986)	(15,663)	(16,098)	(15,962)	(15,090)
Net income (loss) per share:
Basic	$(0.07)	$0.05	$(0.01)	$(0.06)	$(0.04)	$(0.04)	$(0.04)	$(0.04)
Diluted	$(0.07)	$0.04	$(0.01)	$(0.06)	$(0.04)	$(0.04)	$(0.04)	$(0.04)
Weighted-average shares used to compute net loss per share:
Basic	413,984	409,690	403,301	395,948	390,030	383,951	376,357	366,737
Diluted	413,984	474,915	403,301	395,948	390,030	383,951	376,357	366,737

Costs and expenses include share-based compensation expense as follows:

	Three Months Ended,
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands)
Share-Based Compensation	(unaudited)
Cost of revenue	$18	$18	$30	$31	$30	$29	$18	$—
Product development	40,788	39,525	33,806	30,482	28,564	25,254	25,136	19,356
Sales and marketing	6,094	6,108	5,634	4,961	4,699	4,579	4,355	3,935
General and administrative	12,125	13,262	12,649	11,350	11,232	10,186	10,084	8,379
Total share-based compensation	$59,025	$58,913	$52,119	$46,824	$44,525	$40,048	$39,593	$31,670

The following table sets forth the key operating metrics and non-GAAP financial measures we use to evaluate our business for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands, except for GPV and per share data)
Key Operating Metrics and non-GAAP Financial Measures	(unaudited)
Gross Payment Volume (GPV) (in millions)	$22,958	$22,498	$21,372	$17,827	$17,888	$17,386	$16,421	$13,647
Adjusted Revenue	$464,252	$431,136	$385,433	$306,820	$282,658	$257,116	$240,413	$203,776
Adjusted EBITDA	$81,310	$70,997	$68,322	$35,894	$41,184	$34,304	$36,496	$27,025
Adjusted Net Income Per Share:
Basic	$0.16	$0.16	$0.15	$0.07	$0.09	$0.08	$0.08	$0.05
Diluted	$0.14	$0.13	$0.13	$0.06	$0.08	$0.07	$0.07	$0.05

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands)
Adjusted Revenue Reconciliation	(unaudited)
Total net revenue	$932,528	$882,108	$814,938	$668,603	$616,035	$585,159	$551,505	$461,554
Less: transaction-based costs	420,846	414,456	395,349	327,911	333,377	328,043	311,092	257,778
Less: bitcoin costs	51,951	42,408	36,596	33,872	—	—	—	—
Add: deferred revenue adjustment related to purchase accounting	4,521	5,892	2,440	—	—	—	—	—
Adjusted Revenue	$464,252	$431,136	$385,433	$306,820	$282,658	$257,116	$240,413	$203,776

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands)
Adjusted EBITDA Reconciliation	(unaudited)
Net loss	$(28,204)	$19,643	$(5,906)	$(23,986)	$(15,663)	$(16,098)	$(15,962)	$(15,090)
Share-based compensation expense	59,025	58,913	52,119	46,824	44,525	40,048	39,593	31,670
Depreciation and amortization	22,638	15,835	12,328	10,160	9,632	9,085	9,125	9,437
Interest expense, net	5,176	7,224	3,470	2,112	2,483	3,080	3,494	996
Other expense (income), net	19,439	(37,800)	(815)	707	356	(1,226)	(228)	(497)
Provision (benefit) for income taxes	481	1,066	604	175	(185)	(647)	472	509
Loss (gain) on disposal of property and equipment	(1,005)	806	73	(98)	36	62	2	—
Acquisition related costs	—	345	4,363	—	—	—	—	—
Acquired deferred revenue adjustment	4,521	5,892	2,440	—	—	—	—	—
Acquired deferred costs adjustment	(761)	(927)	(354)	—	—	—	—	—
Adjusted EBITDA	$81,310	$70,997	$68,322	$35,894	$41,184	$34,304	$36,496	$27,025

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) Per Share for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sep. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(in thousands, except per share data)
Adjusted Net Income (Loss) Per Share:	(unaudited)
Net loss	$(28,204)	$19,643	$(5,906)	$(23,986)	$(15,663)	$(16,098)	$(15,962)	$(15,090)
Share-based compensation expense	59,025	58,913	52,119	46,824	44,525	40,048	39,593	31,670
Amortization of intangible assets	4,029	4,384	2,816	1,875	1,747	1,804	1,943	2,121
Amortization of debt discount and issuance costs	10,005	11,627	6,830	4,393	4,335	4,277	4,221	1,390
Loss (gain) on revaluation of equity investment	16,566	(36,908)	—	—	—	—	—	—
Loss on extinguishment of long-term debt	3,403	1,625	—	—	—	—	—	—
Loss (gain) on disposal of property and equipment	(1,005)	806	73	(98)	36	62	2	—
Acquisition related costs	—	345	4,363	—	—	—	—	—
Acquired deferred revenue adjustment	4,521	5,892	2,440	—	—	—	—	—
Acquired deferred cost adjustment	(761)	(927)	(354)	—	—	—	—	—
Adjusted Net Income - basic	$67,579	$65,400	$62,381	$29,008	$34,980	$30,093	$29,797	$20,091
Cash interest expense on convertible senior notes	1,292	—	—	—	—	—	—	—
Adjusted Net Income - diluted	$68,871	$65,400	$62,381	$29,008	$34,980	$30,093	$29,797	$20,091

Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	413,984	409,690	403,301	395,948	390,030	383,951	376,357	366,737
Diluted	488,177	495,621	470,022	461,761	450,703	432,284	418,468	404,319

Adjusted Net Income Per Share:
Basic	$0.16	$0.16	$0.15	$0.07	$0.09	$0.08	$0.08	$0.05
Diluted	$0.14	$0.13	$0.13	$0.06	$0.08	$0.07	$0.07	$0.05

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

Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. The sequential increase was primarily driven by continued growth of Instant Deposit, Caviar, Cash Card and Square Capital.
Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners. Recent product launches include Square Register in the fourth quarter of 2017 and Square Terminal during the third quarter of 2018.
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
Changes in sales and marketing expenses reflect the variable nature of the timing and magnitude of paid marketing and customer acquisition initiatives across our advertising channels. Changes in sales and marketing expenses are also affected by the timing of additions of direct sales, account management, local, product and paid marketing, retail and ecommerce, partnerships, and communications personnel. Additionally, sales and marketing expenses are affected by the timing and magnitude of costs related to our Cash App peer-to-peer transfer service and Cash Card issuance costs. We offer the peer-to-peer service to our Cash App customers for free and we consider this to be a marketing tool intended to encourage the usage of Cash App which includes Cash Card among other features.

Changes in general and administrative expenses primarily reflect the timing of additions of finance, legal, risk operations, human resources, and administrative personnel, as well as the timing of non income tax payments and reserves. They also reflect the timing of costs related to support personnel and systems, as well as fees paid for professional services, including legal and financial services.

Changes in interest expense (income), net are driven by interest expense related to our convertible notes and interest income earned on our investment in marketable debt securities. Changes in other expense (income), net is primarily due to gains or losses arising from revaluation of an equity investment in Eventbrite as result of their initial public offering and subsequent mark to market of this investment. Gains or losses arising from marking to market this investment may fluctuate significantly in future periods due to volatility of the investee stock price. To a lesser extent this balance is also impacted by gains or losses recorded on the extinguishment of long-term debt as well as foreign exchange gains or losses.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$583,173	$696,474	$452,030
Short-term restricted cash	33,838	28,805	22,131
Long-term restricted cash	15,836	9,802	14,584
Cash, cash equivalents, and restricted cash	632,847	735,081	488,745
Short-term investments	540,991	169,576	59,901
Long-term investments	464,680	203,667	27,366
Cash, cash equivalents, restricted cash and investments in marketable debt securities	1,638,518	1,108,324	576,012

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$295,080	$127,711	$23,131
Net cash used in investing activities:	(905,848)	(340,611)	(114,241)
Net cash provided by financing activities	515,755	454,933	90,741
Effect of foreign exchange rate on cash and cash equivalents	(7,221)	4,303	(438)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(102,234)	$246,336	$(807)

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of December 31, 2018, we had $1.6 billion of cash and cash equivalents, and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

On March 6, 2017, we issued $440.0 million in aggregate principal amount of convertible senior notes (2022 Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. In connection with the offering of the 2022 Notes, we entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institutions (2017 Counterparties) whereby we have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was approximately $92.1 million. In addition, we sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of approximately 19.2 million shares of our Class A common stock at a price of approximately $31.18 per share. We received approximately $57.2 million in cash proceeds from the sale of these 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to offset any actual dilution from the conversion of the 2022 Notes. The net proceeds from this transaction, after issuance costs was approximately $393.4 million. The Company settled certain of the 2022 Notes through a combination of cash of $219.4 million for the principal amount and issuing 6.9 million shares of the Company's Class A common stock in respect of the conversion value in excess of the principal amount in settlement thereof.

On May 25, 2018, we issued $862.5 million in aggregate principal amount of convertible senior notes (2023 Notes) that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of our Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. In connection with the offering of the 2023 Notes, we entered into convertible note hedge transactions (2023 convertible note hedges) with certain financial institution counterparties (2018 Counterparties) whereby we have the option to purchase a total of approximately 11.1 million shares of our Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedge transactions was approximately $172.6 million. In addition, we sold warrants (2023 warrants) to the 2018 Counterparties whereby the 2018 Counterparties have the option to purchase a total of approximately 11.1 million shares of our Class A common stock at a price of approximately $109.26 per share. We received approximately $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce and/or offset dilution from the conversion of the 2023 Notes. The net proceeds from this transaction, after issuance costs was approximately $795.2 million.

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

See Note 12, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on these transactions.

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

Short-term restricted cash of $33.8 million as of December 31, 2018 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $15.8 million as of December 31, 2018 reflects cash held as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, due to fluctuations in settlements receivable, and customers payable, and hence working capital. These fluctuations are primarily due to:

•
Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable amounts typically will be more than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our settlements receivable, and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customers payable and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Also customer funds obligations, which are included in customers payable, may cause customers payable to trend differently than settlements receivable. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Cash Flows from Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for certain non-cash items including gain or loss on revaluation of equity investment, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction, loan and advance losses, deferred income taxes, and gain (loss) on disposal of property and equipment, as well as the effect of changes in operating assets and liabilities, including working capital.

For the year ended December 31, 2018, cash provided by operating activities was $295.1 million, primarily as a result of:

•
Net loss of $38.5 million, less non-cash gain on revaluation of equity investment of $20.3 million, offset by add back of non-cash expenses consisting primarily of share-based compensation of $216.9 million, transaction, loan and advance losses of $88.1 million, depreciation and amortization of $61.0 million, and non-cash interest and other expenses of $31.3 million. The gain on revaluation of the equity investment is as result of the initial public offering of Eventbrite and subsequent mark to market valuation of this investment, while the other items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including decreases in settlements receivable of $245.8 million, increases in other current liabilities of $35.3 million, increases in customers payable of $15.6 million, and increases in other non-current liabilities of $13.9 million. Settlements receivable decreased significantly compared to December 31, 2017, due to the period ending on a weekday this year compared to a weekend in the prior year, as we settle processing payment activity on business days. Settlements receivable balances are generally offset by customers payable which moves in tandem, however, increases in customer funds obligations, which are included in customers payable, mitigated the impact. Other current liabilities increased primarily due to general increases in accounts payable balances. Other non-current liabilities increased primarily due to increased statutory liabilities and deferred tax liabilities.

•
These were offset in part by cash used from changes in operating assets and liabilities, including increases in customer funds of $131.0 million as a result of increasing customer base and stored funds on the Cash App, increases in other current assets of $77.4 million, decreases in settlements payable of $60.7 million, increase in charge-offs to accrued transaction losses of $58.2 million arising as a result in growth in GPV, and due to the net loan activity related to loans held for sale of $29.8 million arising from increased loan purchases.

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

•
These were offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $177.7 million, charge-offs to accrued transaction losses of $47.9 million, the net activity related to loans held for sale of $41.3 million and increases in customer funds of $34.1 million

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, investment in privately held entity and business acquisitions.

For the year ended December 31, 2018, cash used in investing activities was $905.8 million, primarily as a result of the purchase of marketable debt securities of $1,000.3 million, offset in part by proceeds from maturities and sales of marketable debt securities of $369.4 million. We increased our investment portfolio using proceeds from the financing activities described below. During the year ended December 31, 2018, the Company started investing a portion of customer funds in short-term marketable debt securities. Such uses of cash include the purchase of marketable debt securities from customer funds of $148.1 million, offset in part by proceeds from sales of marketable securities from customer funds of $48.3 million. Additional uses of cash were a result of business acquisitions, net of cash acquired of $112.4 million and the purchase of property and equipment of $61.2 million to help us scale.

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

Cash Flows from Financing Activities
For the year ended December 31, 2018, cash provided by financing activities was $515.8 million, primarily as a result of $795.2 million in net proceeds from the 2023 Notes offering and as a result of proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $133.9 million, offset in part by the cash payment of $219.4 million for the principal amount of certain 2022 Notes upon conversion and payments for employee tax withholding related to vesting of restricted stock units of $189.1 million. We intend to use the proceeds from financing activities to support general corporate purposes and help us grow to scale.

For the year ended December 31, 2017 cash provided by financing activities was $454.9 million, primarily as a result of $393.4 million in net proceeds from the 2022 Notes offering and as a result of proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $162.5 million, offset in part by the settlement of a warrant with Starbucks of $54.8 million and payments for employee tax withholding related to vesting of restricted stock units of $44.7 million. We intend to use the proceeds from financing activities to support general corporate purposes and help us grow to scale.

For the year ended December 31, 2016, cash provided by financing activities was $90.7 million, primarily as a result of proceeds from issuances of common stock from the exercise of options, warrants, and employee stock purchase plan of $96.4 million, offset in part by payments in offering costs related to our initial public offering of $5.5 million.

Contractual Obligations and Commitments

Our principal commitments consist of convertible senior notes, operating leases, capital leases, and purchase commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2018.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Convertible senior notes, including interest	$1,095,799	$5,110	$10,219	$1,080,470	$—
Operating leases	429,466	28,405	90,450	100,652	209,959
Capital leases	7,475	5,029	2,446	—	—
Purchase commitments	21,077	21,077	—	—	—
Total	$1,553,817	$59,621	$103,115	$1,181,122	$209,959

Convertible Senior Notes
On May 25, 2018, we issued $862.5 million in aggregate principal amount of 2023 Notes that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. See Note 12, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
On March 6, 2017, we issued $440.0 million in aggregate principal amount of Notes that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. See Note 12, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on this transaction.
Lease Commitments

We have entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2019 and 2031. We recognized total rental expenses under operating leases of $23.3 million, $12.9 million, and $11.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.

Purchase commitments

We had non-cancelable purchase obligations to hardware suppliers for $21.1 million for the year ended December 31, 2018.

Other Estimates

As disclosed in Note 17 of the Notes to the Consolidated Financial Statements, depending on the outcome of the classification of our primary business activity, we could be obligated to pay additional San Francisco Gross Receipts Tax together with associated penalties and interest, that in the aggregate could be material to our financial statements. Additionally, on November 6, 2018, voters of the City and County of San Francisco approved a ballot measure that may require increased taxes on gross receipts. If applicable to our business, the impact of this measure could further increase our tax exposure.

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

Accrued Transaction Losses

We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility of transaction payments. We estimate accrued transaction losses based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates. During the year ended December 31, 2018, we recorded transaction losses of $65.0 million, which as a percentage of GPV were less than 0.1%, and continues to show improvement relative to historical averages. We expect transaction losses to increase to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses.

Revenue Recognition

Application of the various accounting principles in U.S. GAAP requires that we make judgments and estimates related to the classification, measurement and recognition of revenue. Complex arrangements may require significant judgment in contract interpretation to determine the appropriate accounting. Specifically, under ASC 606, the determination of whether we are a principal in the delivery of managed payments solutions and sale of bitcoin, and therefore recognize the revenue on a gross basis, or if we are an agent and therefore recognize revenue on a net basis can require considerable judgment. We have concluded that we are the principal in these arrangements because we control the services or product before delivery to the customers, and have the unilateral ability to accept or reject a transaction based on criteria we have established.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the accompanying notes to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes, foreign currency fluctuations, and market price volatility on equity investments. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2018, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Equity Investment Risk

We hold an equity investment at fair value based on readily determinable market values, which is subject to market price volatility, and represents $45.3 million on our consolidated balance sheets as of December 31, 2018. A hypothetical decrease in price of 10%, which could be experienced in the near term, would result in a loss of $4.5 million in other expense on the consolidated statements of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SQUARE, INC.

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Square, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Square, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Weebly, Inc. on May 31, 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Weebly, Inc.’s internal control over financial reporting associated with 2% of total assets and 1% of total net revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of Square, Inc. as of December 31, 2018, also excluded an evaluation of the internal control over financial reporting of Weebly, Inc.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
San Francisco, California
February 27, 2019

SQUARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$583,173	$696,474
Short-term investments	540,991	169,576
Restricted cash	33,838	28,805
Settlements receivable	364,946	620,523
Customer funds	334,017	103,042
Loans held for sale	89,974	73,420
Other current assets	164,966	86,454
Total current assets	2,111,905	1,778,294
Property and equipment, net	142,402	91,496
Goodwill	261,705	58,327
Acquired intangible assets, net	77,102	14,334
Long-term investments	464,680	203,667
Restricted cash	15,836	9,802
Build-to-suit lease asset	149,000	—
Other non-current assets	58,393	31,350
Total assets	$3,281,023	$2,187,270
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	749,215	733,736
Settlements payable	54,137	114,788
Accrued transaction losses	33,682	26,893
Accrued expenses	82,354	52,280
Other current liabilities	99,153	45,130
Total current liabilities	1,018,541	972,827
Long-term debt (Note 12)	899,695	358,572
Build-to-suit lease liability	149,000	—
Other non-current liabilities	93,286	69,538
Total liabilities	2,160,522	1,400,937
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at December 31, 2018 and December 31, 2017. None issued and outstanding at December 31, 2018 and December 31, 2017.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at December 31, 2018 and December 31, 2017; 323,546,864 and 280,400,813 issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at December 31, 2018 and December 31, 2017; 93,501,142 and 114,793,262 issued and outstanding at December 31, 2018 and December 31, 2017, respectively.	—	—
Additional paid-in capital	2,012,328	1,630,386
Accumulated other comprehensive loss	(6,053)	(1,318)
Accumulated deficit	(885,774)	(842,735)
Total stockholders’ equity	1,120,501	786,333
Total liabilities and stockholders’ equity	$3,281,023	$2,187,270
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Transaction-based revenue	$2,471,451	$1,920,174	$1,456,160
Starbucks transaction-based revenue	—	—	78,903
Subscription and services-based revenue	591,706	252,664	129,351
Hardware revenue	68,503	41,415	44,307
Bitcoin revenue	166,517	—	—
Total net revenue	3,298,177	2,214,253	1,708,721
Cost of revenue:
Transaction-based costs	1,558,562	1,230,290	943,200
Starbucks transaction-based costs	—	—	69,761
Subscription and services-based costs	169,884	75,720	43,132
Hardware costs	94,114	62,393	68,562
Bitcoin costs	164,827	—	—
Amortization of acquired technology	7,090	6,544	8,028
Total cost of revenue	1,994,477	1,374,947	1,132,683
Gross profit	1,303,700	839,306	576,038
Operating expenses:
Product development	497,479	321,888	268,537
Sales and marketing	411,151	253,170	173,876
General and administrative	339,245	250,553	251,993
Transaction, loan and advance losses	88,077	67,018	51,235
Amortization of acquired customer assets	4,362	883	850
Total operating expenses	1,340,314	893,512	746,491
Operating loss	(36,614)	(54,206)	(170,453)
Interest expense, net	17,982	10,053	(533)
Other income, net	(18,469)	(1,595)	(247)
Loss before income tax	(36,127)	(62,664)	(169,673)
Provision for income taxes	2,326	149	1,917
Net loss	$(38,453)	$(62,813)	$(171,590)
Net loss per share:
Basic	$(0.09)	$(0.17)	$(0.50)
Diluted	$(0.09)	$(0.17)	$(0.50)
Weighted-average shares used to compute net loss per share:
Basic	405,731	379,344	341,555
Diluted	405,731	379,344	341,555
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(38,453)	$(62,813)	$(171,590)
Net foreign currency translation adjustments	(4,496)	1,900	(716)
Net unrealized gain (loss) on revaluation of intercompany loans	303	385	(11)
Net unrealized loss on marketable debt securities	(542)	(1,614)	(77)
Total comprehensive loss	$(43,188)	$(62,142)	$(172,394)

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2015	—	$—	334,949,445	$—	$1,116,882	$(1,185)	$(607,649)	$508,048
Net loss	—	—	—	—	—	—	(171,590)	(171,590)
Shares issued in connection with:
Exercise of stock options and warrants	—	—	24,413,821	—	82,438	—	—	82,438
Purchases under employee stock purchase plan	—	—	1,852,900	—	14,201	—	—	14,201
Vesting of restricted stock units	—	—	3,392,726	—	—	—	—	—
Vesting of early exercised stock options and other	—	—	—	—	2,313	—	—	2,313
Cancellation of shares related to business combinations	—	—	(228)	—	—	—	—	—
Repurchase of common stock	—	—	(61,288)	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	(804)	—	(804)
Share-based compensation	—	—	—	—	141,547	—	—	141,547
Balance at December 31, 2016	—	$—	364,547,376	$—	$1,357,381	$(1,989)	$(779,239)	$576,153
Net loss	—	—	—	—	—	—	(62,813)	(62,813)
Shares issued in connection with:
Exercise of stock options	—	—	24,510,745	—	144,774	—	—	144,774
Purchases under employee stock purchase plan	—	—	1,670,045	—	17,859	—	—	17,859
Vesting of restricted stock units	—	—	5,964,153	—	—	—	—	—
Vesting of early exercised stock options and other	—	—		—	661	—	—	661
Repurchase of common stock	—	—	(24,209)	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	671	—	671
Share-based compensation	—	—	—	—	159,509	—	—	159,509
Tax withholding related to vesting of restricted stock units	—	—	(1,474,035)	—	(44,682)	—	—	(44,682)
Conversion feature of convertible senior notes, due 2022, net of allocated debt issuance costs	—	—	—	—	83,901	—	—	83,901
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2022	—	—	—	—	(92,136)	—	—	(92,136)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2022	—	—	—	—	57,244	—	—	57,244
Payment for termination of Starbucks warrant	—	—	—	—	(54,808)	—	—	(54,808)
Cumulative adjustment due to adoption of new standard (Note 12)	—	—	—	—	683	—	(683)	—
Balance at December 31, 2017	—	$—	395,194,075	$—	$1,630,386	$(1,318)	$(842,735)	$786,333
Net loss	—	—	—	—	—	—	(38,453)	(38,453)
Shares issued in connection with:
Exercise of stock options	—	—	13,402,680	—	106,962	—	—	106,962

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	loss	deficit	equity
Vesting of early exercised stock options and other	—	—	—	—	177	—	—	177
Purchases under employee stock purchase plan	—	—	826,356	—	26,888	—	—	26,888
Vesting of restricted stock units	—	—	8,046,640	—	—	—	—	—
Issuance of common stock in connection with business combination	—	—	2,649,590	—	140,107	—	—	140,107
Replacement stock awards issued in connection with acquisition	—	—	24,613	—	899	—	—	899
Repurchase of common stock	—	—	—	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	(4,735)	—	(4,735)
Share-based compensation	—	—	—	—	226,182	—	—	226,182
Tax withholding related to vesting of restricted stock units	—	—	(3,013,394)	—	(189,124)	—	—	(189,124)
Conversion feature of convertible senior notes, due 2023, net of allocated costs	—	—	—	—	154,019	—	—	154,019
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2023	—	—	—	—	(172,586)	—	—	(172,586)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2023	—	—	—	—	112,125	—	—	112,125
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	—	—	7,288,907	—	(20,962)	—	—	(20,962)
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	—	—	(6,901,567)	—	—	—	—	—
Cumulative adjustment due to adoption of ASC 606	—	—	—	—	—	—	(4,586)	(4,586)
Recovery of common stock in connection with indemnification settlement agreement	—	—	(469,894)	—	(2,745)	—	—	(2,745)
Balance at December 31, 2018	—	—	417,048,006	—	2,012,328	(6,053)	(885,774)	1,120,501

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(38,453)	$(62,813)	$(171,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,961	37,279	37,745
Non-cash interest and other expense	31,257	14,421	(49)
Loss on extinguishment of long-term debt	5,047	—	—
Share-based compensation	216,881	155,836	138,786
Replacement stock awards issued in connection with acquisition	899	—	—
Gain on revaluation of equity investment	(20,342)	—	—
Recovery of common stock in connection with indemnification settlement agreement	(2,745)	—	—
Transaction, loan and advance losses	88,077	67,018	51,235
Change in deferred income taxes	(646)	(1,385)	58
Changes in operating assets and liabilities:
Settlements receivable	245,795	(305,831)	(177,662)
Customer funds	(131,004)	(59,468)	(34,128)
Purchase of loans held for sale	(1,609,611)	(1,184,630)	(668,976)
Sales and principal payments of loans held for sale	1,579,834	1,145,314	627,627
Other current assets	(77,405)	(26,119)	16,116
Other non-current assets	(6,641)	(3,274)	631
Customers payable	15,597	301,778	206,574
Settlements payable	(60,651)	63,637	38,046
Charge-offs to accrued transaction losses	(58,192)	(46,148)	(47,931)
Accrued expenses	7,190	12,207	(409)
Other current liabilities	35,294	8,198	3,909
Other non-current liabilities	13,938	11,691	3,149
Net cash provided by operating activities	295,080	127,711	23,131
Cash flows from investing activities:
Purchase of marketable debt securities	(1,000,346)	(544,910)	(164,766)
Proceeds from maturities of marketable debt securities	197,454	168,224	43,200
Proceeds from sale of marketable debt securities	171,992	89,087	34,222
Purchase of marketable debt securities from customer funds	(148,096)	—	—
Proceeds from sale of marketable debt securities from customer funds	48,334	—	—
Purchase of property and equipment	(61,203)	(26,097)	(25,433)
Proceeds from sale of property and equipment	—	—	296
Purchase of equity investment	—	(25,000)	—
Purchase of intangible assets	(1,584)	—	(400)
Business combinations, net of cash acquired	(112,399)	(1,915)	(1,360)
Net cash used in investing activities:	(905,848)	(340,611)	(114,241)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	855,663	428,250	—
Purchase of convertible senior note hedges	(172,586)	(92,136)	—
Proceeds from issuance of warrants	112,125	57,244	—
Principal payment on conversion of senior notes	(219,384)	—	—
Payment of deferred purchase consideration	(848)	—	—
Payment for termination of Starbucks warrant	—	(54,808)	—
Payments of offering costs related to initial public offering	—	—	(5,530)
Principal payments on capital lease obligation	(3,941)	(1,439)	(168)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	133,850	162,504	96,439
Payments for tax withholding related to vesting of restricted stock units	(189,124)	(44,682)	—

Net cash provided by financing activities	515,755	454,933	90,741
Effect of foreign exchange rate on cash and cash equivalents	(7,221)	4,303	(438)
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,234)	246,336	(807)
Cash, cash equivalents and restricted cash, beginning of the year	735,081	488,745	489,552
Cash, cash equivalents and restricted cash, end of the year	$632,847	$735,081	$488,745
See accompanying notes to consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers start, run, and grow their businesses. Square enables sellers to accept card payments and also provides reporting and analytics, next-day settlement, and chargeback protection. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. The Cash App is an easy way to send, spend, and store money, and Caviar is a food-ordering service. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the UK.

Reclassifications and Other Adjustments

During the year ended December 31, 2018, the Company has reclassified prior period balances within interest and other (income) expense, net, to disaggregate the amounts and separately present interest (income) expense, net and other (income) expense, net on its consolidated statements of operations to conform to the current period presentation. This classification change was made to provide clarity of the balances as the activity continues to grow, particularly as a result of the impact of revaluation of an equity investment in the current period. During the year ended December 31, 2018, the Company recorded a gain of $20.3 million to other income on the consolidated statements of operations arising from revaluation of this investment (Note 11). There was no impact to the net income (loss) on its consolidated statements of operations to any of the periods presented as result of this change.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, valuation of the debt component of convertible senior notes, valuation of loans held for sale, goodwill, acquired intangible assets and deferred revenue, income and other taxes, build-to-suit lease asset and liability, and share-based compensation.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic revenue recognition methodology under ASC 605, Revenue Recognition. Refer to Note 2 for the impact of this adoption.

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

Subscription and services-based revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Instant Deposit and Cash Card, Caviar, Square Capital, website hosting and domain name registration services, and various other software as a service (SaaS) products.

Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts. The Company charges a per transaction fee which is recognized as revenue when customers instantly deposit funds to their bank account. The Company also offers Cash App customers the ability to use funds stored in the Cash App via a Visa debit card (Cash Card), for which the Company charges a per transaction fee that is recorded as revenue.

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

Square Capital facilitates a loan that is offered through a partnership with an industrial bank that is either repaid through withholding a percentage of the collections of the seller's receivables processed by the Company or a specified monthly amount. The Company generally facilitates loans to its sellers pre-qualified through an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. The Company also facilitates loans to the customers of certain sellers as well as to the sellers of its partners who do not process payments through the Company. The loans are generally originated by a bank partner, from whom the Company purchases the loans obtaining all rights, title, and interest. The loans have no stated coupon rate but the seller is charged a one-time origination fee by the bank partner based upon their risk rating, which is derived primarily from processing activity. It is the Company’s intent to sell all of its rights, title, and interest of these loans to third-party investors for an upfront fee when the loans are sold. The Company records the net amounts paid to the bank as the cost of the loans purchased and subsequently records a gain on sale of the loans to the third-party investors as revenue upon transfer of title. The Company is retained by the third-party investors to service the loans and earns a servicing fee for facilitating the repayment of these receivables through its managed payments solutions. The Company records servicing revenue as servicing is delivered. For the loans which are not immediately sold to third-party investors, the Company recognizes a portion of the expected seller repayments over the cost of the loans as revenue in proportion to the loan principal reduction.

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

The Company offers hardware installment sales to customers with terms ranging from three to twenty four months. The Company allocates a portion of the consideration received from these arrangements to a financing component when it determines that a significant financing component exists. The financing component is subsequently recognized as financing revenue separate from hardware revenue, within subscription and services-based revenue, over the terms of the arrangement with the customer. Pursuant to practical expedients afforded under ASC 606, the Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

Bitcoin revenue

During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company satisfies its performance obligation and records revenue when bitcoin is transferred to the customer's account.

Arrangements with Multiple Performance Obligations

The Company's contracts with customers generally do not include multiple performance obligations with differing patterns of revenue recognition, except for domain name registration offered with website hosting services sold after May 31, 2018 following the acquisition of Weebly (Note 7). The Company offers its customers the option to buy website hosting bundled with domain name registration, and infrequently the Company has offered its hardware customers free managed payments solutions with the purchase of its hardware as part of a marketing promotion. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on the prices charged to customers since the Company's products and services are normally sold on a stand alone basis.

Cost of Revenue

Transaction-based costs

Transaction-based costs consist primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions.

Subscription and services-based costs

Subscription and services-based costs consist primarily of Caviar-related costs, which include processing fees, payments to third-party couriers for deliveries and the cost of equipment provided to sellers. Caviar-related costs for catered meals also includes food costs and personnel costs. These costs also include costs associated with Cash Card and Instant Deposit.

Hardware costs

Hardware costs consist of all product costs associated with contactless and chip readers, chip card readers, Square Stand, Square Register, Square Terminal and third-party peripherals. Product costs consist of third-party manufacturing costs.

Bitcoin costs

Bitcoin cost of revenue comprises of the amounts the Company pays to purchase bitcoin, which will fluctuate in line with the price of bitcoin in the market.

Advertising Costs

Advertising costs are expensed as incurred and included in sales and marketing expense on the consolidated statements of operations. Total advertising costs for the years ended December 31, 2018, 2017, and 2016 were $101.9 million, $81.9 million, and $58.3 million, respectively.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock awards (RSAs), restricted stock units (RSUs), and purchases under the Company’s 2015 Employee Stock Purchase Plan (ESPP) which is measured based on the grant-date fair value. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date.The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on a weighted average of the historical volatilities of the Company's common stock along with several entities with characteristics similar to those of the Company. The Company will continue to weight its own volatility more heavily as more of its own historical stock price information becomes available. Once its own historical data is equal to that of the expected term of option grants a peer group is no longer considered necessary. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Share-based compensation expense is recorded on a straight-line basis over the requisite service period. For the year ended December 31, 2016 and prior, the Company recorded share-based compensation expense net of estimated forfeitures. On January 1, 2017, as a result of the Company's adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company elected to account for forfeitures as they occur.

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

As of December 31, 2018 and 2017, restricted cash of $33.8 million and $28.8 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below that we expect to become unrestricted within the next year.

As of December 31, 2018 and 2017, the remaining restricted cash of $15.8 million and $9.8 million, respectively, is primarily related to cash held as collateral pursuant to multi-year lease agreements (Note 17). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

Concentration of Credit Risk

For the years ended December 31, 2018, 2017 and 2016, the Company had no customer who accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 45%, 33%, and 9% of settlements receivable as of December 31, 2018. The same three parties represented approximately 46%, 42%, and 8% of settlements receivable as of December 31, 2017. All other third-party processors were insignificant.

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

Investments

The Company's short-term and long-term investments include marketable debt securities such as government and agency securities, corporate bonds, commercial paper and municipal securities. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale. Investments are reviewed periodically to identify possible other-than-temporary impairments. If any impairment is considered other-than-temporary, the Company writes down the investment to its fair value and record the corresponding charge through other income (expense), net on its consolidated statements of operations.

Customer funds

Customer funds held in deposit represent Cash App customers' stored balances that customers would later use to send money or make payments, or customers cash in transit. As of December 31, 2017, the Company held these stored balances as short term bank deposits. During the year ended December 31, 2018, the Company started investing a portion of these stored balances in short-term marketable debt securities (Note 4). The Company determines the appropriate classification of the investments in marketable debt securities within customer funds at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities within customer funds as available-for-sale.

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

Loans Held for Sale

The Company classifies customer loans as held for sale upon purchase from an industrial bank partner, as there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. The Company recognizes a charge within transaction, loan and advance losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes. There have been no reclassifications made to date.

Settlements Receivable

Settlements receivable represents amounts due from third-party payment processors for customer transactions. Settlements receivable are typically received within one or two business days of the transaction date. No valuation allowances have been established, as funds are due from large, well-established financial institutions with no historical collections issue.

Inventory

Inventory is comprised of contactless and chip readers, chip card readers, Square Stand, Square Register, Square Terminal and third-party peripherals, as well as component parts that are used to manufacture these products. Inventory is stated at the lower of cost (generally on a first-in, first-out basis) or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on the estimated selling prices in the ordinary course of business. The Company's inventory is held at the Company's warehouses as well as at third party contract manufacturer premises.

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

Cryptocurrency transactions

During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company purchases bitcoin from private broker dealers or from Cash App customers. Upon purchase, the Company records the cost of bitcoin within other current assets in its consolidated balance sheets. Upon sale, the Company records the total sale amount received from customers as bitcoin revenue and the associated cost as cost of revenue. The carrying value of bitcoin held by the Company was $0.2 million and $0.3 million as of December 31, 2018 and 2017, respectively. The Company assesses the carrying value of bitcoin held by the Company at each reporting date and records an impairment charge if the carrying value exceeds the fair value. Losses on bitcoin for the years ended December 31, 2018 and 2017, were insignificant.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation, which is computed on a straight-line basis over the asset’s estimated useful life.
The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Capitalized software	18 months
Computer and data center equipment	Two to three years
Furniture and fixtures	Seven years
Leasehold improvements	Lesser of ten years or remaining lease term

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses.

Capitalized Software

The Company capitalizes certain cost incurred in developing internal-use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Capitalized costs are included in property and equipment, net, and amortized on a straight-lined basis over the estimated useful life of the software and included in product development costs on the consolidated statements of operations. The Company capitalized $24.0 million, $9.8 million and $7.9 million of internally developed software during the years ended December 31, 2018, 2017 and 2016, respectively, and recognized $10.6 million, $6.6 million and $7.1 million of amortization expense during the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company records a liability for the estimated fair value for any asset retirement obligation (ARO) associated with its leases, with an offsetting asset. In the determination of the fair value of AROs, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, and discount and inflation rates. The liability is subsequently accreted while the asset is depreciated. As of December 31, 2018, the Company had a liability for ARO, gross of accretion, of $3.6 million and an associated asset, net of depreciation, of $2.1 million.

Under ASC 840, Leases, the Company is deemed to be the owner, for accounting purposes, during the construction phase of a certain long-lived asset under a build-to-suit lease arrangement because of its involvement with the construction and its exposure to any potential cost overruns under the arrangement. In these cases, the Company recognizes a build-to-suit lease asset and a corresponding build-to-suit lease liability on the consolidated balance sheets. Refer to Note 17 for further details.

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

Long-Lived Assets, including Goodwill and Acquired Intangibles

The Company evaluates the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–part independent appraisals, as considered necessary. For the periods presented, the Company had recorded no impairment charges.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company has concluded that its business operations as a whole comprise one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For the periods presented, the Company had recorded no impairment charges.

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

Customers Payable

Customers payable represents the transaction amounts, less revenue earned by the Company, owed to sellers or Cash App customers. The payable amount comprises amounts owed to customers due to timing differences as the Company typically settles within one business day, amounts held by the Company in accordance with its risk management policies, and amounts held for customers who have not yet linked a bank account. This balance also includes the Company's liability for customer funds held on deposit in the Cash App.

Accrued Transaction Losses

The Company establishes a reserve for estimated transaction losses due to chargebacks, which represent a potential loss due to disputes between a seller and their customer or due to a fraudulent transaction. This also includes estimated transactions losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business and Cash Card. The reserve is estimated based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction and advance losses on the consolidated statements of operations.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company intends to adopt this guidance effective January 1, 2020. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. This standard should be adopted when the Company performs its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments should be applied on a prospective basis. The Company intends to adopt this guidance effective with its 2019 annual goodwill impairment test. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which will remove, modify and add disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The Company currently does not intend to early adopt any portion of this disclosure guidance. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating whether to early adopt this guidance as well as the impact it may have on the consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases, which will require, among other items, lessees to recognize a right of use asset and a related lease liability for most leases on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted this new guidance on January 1, 2019, using the modified retrospective approach. Based on the Company's current portfolio of leases, approximately $96.6 million of lease assets and approximately $123.4 million of lease liabilities is expected to be recognized on its consolidated balance sheet. The Company’s operating leases primarily comprise of office facilities, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. Additionally, the Company will derecognize $149 million related to the build-to-suit asset and liability upon adoption of this standard. The Company is in the process of finalizing changes to its systems and processes in conjunction with its review of lease agreements and will disclose the actual impact of adopting ASU 2016–02 in its interim report on Form 10–Q for the quarter ended March 31, 2019.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted this new guidance on January 1, 2019, and it did not have a material impact on the consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows companies to reclassify such tax effects from accumulated other comprehensive income to retained earnings. When the Tax Cuts and Jobs Act of 2017 was enacted in December 2017, there was a valuation allowance on the deferred tax assets included within the Company's accumulated other comprehensive income. No tax expense resulted from the change in the federal income tax rate.

NOTE 2 - REVENUE

Adoption of ASC 606, Revenue from Contracts with Customers

The Company recorded a net reduction to retained earnings of $4.6 million as of January 1, 2018, due to the cumulative impact of adopting ASC 606, primarily related to the effect on revenue and associated cost of revenue from hardware sold through the retail distribution channels and hardware installment sales. The impact to revenue for the year ended December 31, 2018 was an increase of $6.4 million as a result of applying ASC 606.

For the year ended December 31, 2018, the revenue recognized from contracts with customers was $3,205.5 million and revenue from other sources was $92.7 million. Impairment losses arising from contracts with customers were $3.7 million for the year ended December 31, 2018.

Practical Expedients

The Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

The impact of adoption of ASC 606 on the Company's consolidated statement of operations was as follows (in thousands):

	Year Ended December 31, 2018
	As reported	Balances without adoption of Topic 606	Effect of change
Impact on the Consolidated Statement of Operations:
Subscription and services-based revenue	$591,706	$591,220	$486
Hardware revenue	68,503	62,572	5,931
Subscription and services-based costs	169,884	169,884	—
Hardware costs	$94,114	$88,625	$5,489

The impact of adoption of ASC 606 on the Company's consolidated balance sheets was as follows (in thousands):

	December 31, 2018
	As reported	Balances without adoption of Topic 606	Effect of change
Impact on the Consolidated Balance Sheets:
Other current assets	$164,966	$178,101	$(13,135)
Other current liabilities	99,153	108,334	(9,181)
Other non-current assets	58,393	59,768	(1,375)
Other non-current liabilities	$93,286	$94,717	$(1,431)

The following table presents the Company's revenue from contracts with customers (i.e. excluding revenue from other sources) disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue from Contracts with Customers:
Transaction-based revenue	$2,471,451	$1,920,174	$1,456,160
Starbucks transaction-based revenue	—	—	78,903
Subscription and services-based revenue	499,010	185,485	79,507
Hardware revenue	68,503	41,415	44,307
Bitcoin revenue	$166,517	$—	$—

The deferred revenue balances were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Deferred revenue, beginning of the period	$5,893	$5,407
Less: accumulative adjustment for adoption of ASC 606	(4,303)	—
Deferred revenue, beginning of the period, as adjusted	1,590	5,407
Deferred revenue, end of the period	36,451	5,893
Deferred revenue arising from business combination	22,800	—
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$1,590	$5,257

NOTE 3 - INVESTMENTS

The Company's short-term and long-term investments as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$80,160	$32	$(70)	$80,122
Corporate bonds	109,807	80	(368)	109,519
Municipal securities	27,839	52	(59)	27,832
U.S. government securities	292,615	161	(509)	292,267
Non-U.S. government securities	31,263	4	(16)	31,251
Total	$541,684	$329	$(1,022)	$540,991

Long-term securities:
U.S. agency securities	$114,444	$194	$(78)	$114,560
Corporate bonds	159,783	419	(950)	159,252
Municipal securities	28,453	167	(26)	28,594
U.S. government securities	153,743	553	(172)	154,124
Non-U.S. government securities	8,122	28	—	8,150
Total	$464,545	$1,361	$(1,226)	$464,680

The Company's short-term and long-term investments as of December 31, 2017 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term securities:
U.S. agency securities	$15,122	$—	$(39)	$15,083
Corporate bonds	57,855	22	(79)	57,798
Commercial paper	17,428	—	—	17,428
Municipal securities	23,743	8	(51)	23,700
U.S. government securities	55,729	1	(163)	55,567
Total	$169,877	$31	$(332)	$169,576

Long-term securities:
U.S. agency securities	$20,288	$2	$(121)	$20,169
Corporate bonds	91,959	25	(571)	91,413
Municipal securities	26,371	13	(160)	26,224
U.S. government securities	66,362	19	(520)	65,861
Total	$204,980	$59	$(1,372)	$203,667

Investments classified as cash equivalents are excluded from the table since the amortized cost approximated the fair value due to the short term nature of these investments.

For the years ended December 31, 2018, 2017 and 2016, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$541,684	$540,991
Due in one to five years	464,545	464,680
Total	$1,006,229	$1,005,671

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2018	December 31, 2017
Cash	$158,697	$103,042
Cash Equivalents:
Money market funds	18	—
U.S. agency securities	39,991	—
U.S. government securities	35,349	—
Short-term debt securities:
U.S. agency securities	27,291	—
U.S. government securities	72,671	—
Total	$334,017	$103,042

The Company's investments within customer funds as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$27,293	$2	$(4)	$27,291
U.S. government securities	72,662	12	(3)	72,671
Total	$99,955	$14	$(7)	$99,962

Investments within customer funds classified as cash equivalents are excluded from the table since the amortized cost approximated the fair value due to the short term nature of these investments.

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

The contractual maturities of the Company's investments within customer funds as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$99,955	$99,962
Due in one to five years	—	—
Total	$99,955	$99,962

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and equity investments at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents:
Money market funds	$218,109	$—	$—	$387,698	$—	$—
U.S. agency securities	—	46,423	—	—	—	—
Commercial paper	—	—	—	—	24,695	—
U.S. government securities	86,239	—	—	—	—	—
Non-U.S. government securities	—	23,981	—	—	—	—
Customer Funds:
Money market funds	18	—	—	—	—	—
U.S. agency securities	—	67,282	—	—	—	—
U.S. government securities	108,020	—	—	—	—	—
Short-term securities:
U.S. agency securities	—	80,122	—	—	15,083	—
Corporate bonds	—	109,519	—	—	57,798	—
Commercial paper	—	—	—	—	17,428	—
Municipal securities	—	27,832	—	—	23,700	—
U.S. government securities	292,267	—	—	55,567	—	—
Non-U.S. government securities	—	31,251	—	—	—	—
Long-term securities:
U.S. agency securities	—	114,560	—	—	20,169	—
Corporate bonds	—	159,252	—	—	91,413	—
Municipal securities	—	28,594	—	—	26,224	—
U.S. government securities	154,124	—	—	65,861	—	—
Non-U.S. government securities	—	8,150	—	—	—	—
Other:
Equity investment	45,342	—	—	—	—	—
Total	$904,119	$696,966	$—	$509,126	$276,510	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$718,522	$901,468	$—	$—
2022 Notes	181,173	515,693	358,572	719,356
Total	$899,695	$1,417,161	$358,572	$719,356

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$89,974	$93,064	$73,420	$76,070
Total	$89,974	$93,064	$73,420	$76,070

For the years ended December 31, 2018 and 2017, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $13.2 million and $8.0 million, respectively. No charges were recorded for the year ended December 31, 2016.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2018, 2017 and 2016, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2018	December 31, 2017
Leasehold improvements	$107,611	$77,073
Computer equipment	80,093	66,186
Capitalized software	58,908	35,063
Office furniture and equipment	20,699	14,490
Total	267,311	192,812
Less: Accumulated depreciation and amortization	(124,909)	(101,316)
Property and equipment, net	$142,402	$91,496
Depreciation and amortization expense on property and equipment was $46.8 million, $29.7 million, and $28.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 7 - ACQUISITIONS
Weebly, Inc.
On May 31, 2018, the Company acquired 100% of the outstanding shares of Weebly, a technology company that offers customers website hosting and domain name registration solutions. The acquisition of Weebly enables the Company to combine Weebly’s web presence tools with the Company's in-person and online offerings to create a cohesive solution for sellers to start or grow an omnichannel business. The acquisition expanded the Company’s customer base globally and added a new recurring revenue stream.

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

Consideration:
Cash	$132,432
Stock (2,418,271 shares of Class A common stock)	140,107
$272,539
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $25,758)	$44,685
Intangible customer assets	42,700
Intangible technology assets	14,900
Intangible trade name	11,300
Intangible other assets	961
Total liabilities assumed (including deferred revenue of $22,800)	(37,592)
Total identifiable net assets acquired	76,954
Goodwill	195,585
Total	$272,539
The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company has recognized measurement period adjustments to the purchase consideration and the fair value of certain liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were prospectively applied. The effect of these adjustments on the preliminary purchase price allocation was an increase in goodwill and tax liabilities assumed of $6.1 million and $4.8 million, respectively. There was no impact to the consolidated statements of operations as result of these adjustments. The Company continues the process of completing the evaluation of contingencies and tax effects related to the acquisition. Accordingly, the preliminary values reflected in the table above are subject to change.
As of December 31, 2018, $19.9 million of cash and 372,578 shares of the total consideration were withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.

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
Other acquisitions

The Company also spent an aggregate of $9.9 million, net of cash acquired, in connection with other immaterial acquisitions during the year ended December 31, 2018, which resulted in the recognition of additional intangible assets and goodwill. Pro forma financial information has not been presented for any of these acquisitions as the impact to our consolidated financial statements was not material.

NOTE 8 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2016	$57,173
Acquisitions completed during the year ended December 31, 2017	1,154
Balance at December 31, 2017	58,327
Acquisitions completed during the year ended December 31, 2018	203,378
Balance at December 31, 2018	$261,705

The Company performed its annual goodwill impairment test as of December 31, 2018. The Company determined that the business operations as a whole is represented by a single reporting unit and through qualitative analysis concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As a result, the two-step goodwill impairment test was not required, and no impairments of goodwill were recognized during the year ended December 31, 2018.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The Company entered into various transactions accounted for as business combinations during the year ended December 31, 2018, that involved the acquisition of intangible assets. Refer to Note 7 for further details. During the year ended December 31, 2017, the Company did not make any material acquisitions.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at December 31, 2018
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(664)	$621
Technology Assets	45,978	(28,420)	17,558
Customer Assets	57,109	(8,068)	49,041
Trade Name	11,300	(1,648)	9,652
Other	961	(731)	230
Total	$116,633	$(39,531)	$77,102

	Balance at December 31, 2017
	Cost	Accumulated Amortization	Net
Patents	$1,285	$(559)	$726
Technology Assets	29,158	(21,329)	7,829
Customer Assets	10,319	(4,540)	5,779
Total	$40,762	$(26,428)	$14,334

The weighted average amortization periods for acquired patents, acquired technology, customer intangible assets, and acquired trade name are approximately 13 years, 5 years, 11 years, and 4 years, respectively.

All intangible assets are amortized over their estimated useful lives. The changes to the carrying value of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Acquired intangible assets, net, beginning of the period	$14,334	$19,292	$26,776
Acquisitions	75,871	2,657	1,529
Amortization expense	13,104	7,615	9,013
Acquired intangible assets, net, end of the period	$77,102	$14,334	$19,292

The total estimated annual future amortization expense of these intangible assets as of December 31, 2018, is as follows (in thousands):

2019	$13,744
2020	11,496
2021	10,299
2022	8,369
2023	6,839
Thereafter	26,355
Total	$77,102

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2018	December 31, 2017
Inventory, net	$28,627	$16,777
Processing costs receivable	46,102	21,083
Prepaid expenses	21,782	14,473
Accounts receivable, net	22,393	8,606
Deferred hardware costs (i)	—	7,931
Deferred magstripe reader costs (ii)	9,361	2,469
Prepaid compensation, current (iii)	4,995	—
Other	31,706	15,115
Total	$164,966	$86,454

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

(iii) Prepaid compensation relates to cash transferred by the Company to an escrow agent in connection with a business combination that will be paid to officers of the acquiree and recognized as compensation expense over time as they provide services to the Company.

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2018	December 31, 2017
Accrued facilities expenses	$13,040	$568
Accrued payroll	9,612	9,103
Accrued professional fees	5,232	5,638
Accrued advertising and other marketing	12,201	6,723
Processing costs payable	12,683	10,145
Accrued non income tax liabilities	9,503	6,155
Accrued hardware costs	5,125	2,496
Other accrued liabilities	14,958	11,452
Total	$82,354	$52,280

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable	$36,416	$16,763
Square Capital payable (iv)	6,092	7,671
Square Payroll payable (v)	7,534	2,850
Deferred revenue, current	31,474	5,893
Deferred rent, current	3,842	3,311
Accrued redemptions	1,305	1,036
Other	12,490	7,606
Total	$99,153	$45,130

(iv) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(v) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers employee payroll and related obligations.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2018	December 31, 2017
Equity investment (i)	$45,342	$25,000
Prepaid compensation, non-current (ii)	5,915	—
Deposits	2,747	2,738
Other	4,389	3,612
Total	$58,393	$31,350

(i) In August, 2017, the Company invested $25.0 million for preferred shares of Eventbrite, Inc. (Eventbrite) which was carried at cost. In September, 2018, upon Eventbrite's initial public offering, the preferred shares held by the Company converted into Class B common shares of Eventbrite. The Company revalued this investment and will subsequently carry it at fair value, with changes in fair value being recorded within other income or expense on the consolidated statement of operations. During the year ended December 31, 2018, the Company recorded a gain of $20.3 million to other income on the consolidated statements of operations arising from revaluation of this investment.

(ii) Prepaid compensation relates to cash transferred by the Company to an escrow agent in connection with a business combination that will be paid to officers of the acquiree and recognized as compensation expense over time as they provide services to the Company.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	December 31, 2018	December 31, 2017
Statutory liabilities (iii)	$54,748	$40,768
Deferred rent, non-current	23,003	20,349
Deferred purchase consideration	3,900	—
Deferred revenue, non-current	4,977	432
Other	6,658	7,989
Total	$93,286	$69,538

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

Loans under the credit facility bear interest, at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.6 million in unused commitment fees for both the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. Effective October 2018, the Company revised its prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of 2023 Notes, and currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes.

In accounting for the issuance of the 2023 Notes, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $155.3 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 4.69% over the contractual terms of the 2023 Notes.

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

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets.  On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through December 31, 2018. During the year ended December 31, 2018, certain holders of the 2022 Notes converted an aggregate principal amount of $228.3 million of their 2022 Notes. The Company settled certain of the 2022 Notes through a combination of cash of $219.4 million for the principal amount and the issuance of 6.9 million shares of the Company's Class A common stock. Effective October 2018, the Company revised its prior stated policy of settling conversions through combination settlement, and expects to settle future conversions in shares of the Company's Class A common stock. Subsequently, the Company settled $8.9 million principal of the 2022 Notes entirely in shares of the Company's Class A common stock. The Company will reevaluate its settlement policy from time to time as conversion notices are received from holders of the 2022 Notes.

In accounting for the issuance of the 2022 Notes, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $86.2 million and was determined by deducting the fair value of the liability component from the par value of the 2022 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2022 Notes at an effective interest rate of 5.34% over the contractual terms of the 2022 Notes.

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

The debt component associated with the 2022 Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment of $5.0 million, as the difference between the estimated fair value and the carrying value of such 2022 Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes. Accordingly, the excess of the fair value of the consideration issued to settle the conversion over the fair value of the debt component of $21.0 million was accounted for as a reduction to the additional paid in capital.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
December 31, 2018
2023 Notes	$862,500	$(138,924)	$(5,054)	$718,522
2022 Notes	211,728	(27,569)	(2,986)	181,173
Total	1,074,228	(166,493)	(8,040)	899,695

December 31, 2017
2022 Notes	$440,000	$(73,384)	$(8,044)	$358,572

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2018
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	196,731	(2,339)	194,392

December 31, 2017
2022 Notes	$86,203	$(2,302)	$83,901

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Year Ended December 31,
	2018	2017
Contractual interest expense	$4,023	$1,351
Amortization of debt discount and issuance costs	32,855	14,223
Total	$36,878	$15,574

The effective interest rate of the liability component is 4.69% and 5.34% for the 2023 Notes and 2022 Notes, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2023 Notes, the Company entered into convertible note hedge transactions (2023 convertible note hedges) with certain financial institution counterparties (2018 Counterparties) whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedge transactions was $172.6 million. In addition, the Company sold warrants (2023 warrants) to the 2018 Counterparties whereby the 2018 Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce dilution from the conversion of the 2023 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 convertible note hedges and 2023 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 convertible note hedge and 2023 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets. During the year ended December 31, 2018, the Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and the Company received 6.9 million shares of the Company's Class A common stock from the 2017 Counterparties.

NOTE 13 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Year Ended December 31,
	2018	2017
Accrued transaction losses, beginning of the year	$26,893	$20,064
Provision for transaction losses	64,981	52,977
Charge-offs to accrued transaction losses	(58,192)	(46,148)
Accrued transaction losses, end of the year	$33,682	$26,893

NOTE 14 - INCOME TAXES
The domestic and foreign components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$44,538	$(10,900)	$(145,499)
Foreign	(80,665)	(51,764)	(24,174)
Loss before income taxes	$(36,127)	$(62,664)	$(169,673)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(4)	$(1,192)	$63
State	752	739	527
Foreign	2,224	1,987	1,269
Total current provision for income taxes	2,972	1,534	1,859
Deferred:
Federal	(404)	(1,169)	173
State	35	57	18
Foreign	(277)	(273)	(133)
Total deferred provision for income taxes	(646)	(1,385)	58
Total provision for income taxes	$2,326	$149	$1,917
The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Balance at December 31,
	2018	2017	2016
Tax at federal statutory rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	(1.1)	(0.4)	(0.1)
Foreign rate differential	(14.7)	(14.9)	(2.4)
Non-deductible meals (i)	(3.4)	(0.3)	(0.1)
Other non-deductible expenses	(1.7)	(0.7)	(0.8)
Credits	164.8	41.5	8.5
Other items	2.3	(1.2)	0.2
Change in valuation allowance	(718.5)	(119.5)	(37.4)
Impact of U.S. tax reform	—	(209.1)	—
Share-based compensation (ii)	549.0	243.5	(2.4)
Change in uncertain tax positions	(4.1)	(2.4)	(0.6)
Termination of warrant	—	29.3	—
Total	(6.4)%	(0.2)%	(1.1)%
(i) This item was previously included in other non-deductible expenses in 2016 and 2017.
(ii) Starting in 2017, excess tax benefits from share-based award activity are reflected in the provision for income taxes.

The tax effects of temporary differences and related deferred tax assets and liabilities are as follows (in thousands):

	Balance at December 31,
	2018	2017	2016
Deferred tax assets:
Capitalized costs	$30,131	$35,608	$61,897
Accrued expenses	31,494	23,553	29,421
Net operating loss carryforwards	485,562	244,197	65,507
Tax credit carryforwards	133,275	60,567	38,927
Property, equipment and intangible assets	—	7,390	5,721
Share-based compensation	38,265	35,728	52,091
Deferred Interest	8,290	—	—
Other	105	2,519	1,640
Total deferred tax assets	727,122	409,562	255,204
Valuation allowance	(719,040)	(409,043)	(254,898)
Total deferred tax assets, net of valuation allowance	8,082	519	306
Deferred tax liabilities:
Property, equipment and intangible assets	(7,361)	—	—
Indefinite-lived intangibles	(275)	(644)	(476)
Total deferred tax liabilities	(7,636)	(644)	(476)
Net deferred tax assets (liabilities)	$446	$(125)	$(170)

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
In connection with the Company's analysis of the impact of the 2017 Tax Act, it recorded no tax benefit or expense for the year ended December 31, 2018 and recorded a benefit of $1.3 million for the year ended December 31, 2017. The net benefit for 2017 consisted of the release of the valuation allowance on the Company's AMT credit carryforward, which will be refunded in tax years 2018-2021. In addition, the 2017 Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company recorded no change to its U.S. federal and state deferred tax assets for the year ended December 31, 2018 and recorded a $63.6 million decrease, with an offset to the valuation allowance, for the year ended December 31, 2017. The Company has also completed its analysis of the deemed repatriation transition tax and has concluded that it will not owe any transition tax. Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. The Company has recognized the tax impacts related to refundable AMT credits and revaluation of deferred tax assets, offset by the valuation allowance, and included these amounts in its consolidated financial statements for the year ended December 31, 2017. During the third quarter of 2018, the Company finalized its federal and state income tax returns, making no material adjustments to provisional amounts previously recorded.
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Due to the history of losses generated in the U.S. and certain foreign jurisdictions, the Company believes that it is more likely than not that its deferred tax assets in these jurisdictions will not be realized as of December 31, 2018. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The valuation allowance increased by approximately $310.0 million, $154.1 million, and $59.8 million during the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, the Company had $1,709.8 million of federal, $1,903.8 million of state, and $215.1 million of foreign net operating loss carryforwards, which will begin to expire in 2031 for federal and 2021 for state tax purposes. The foreign net operating loss carryforwards do not expire.
As of December 31, 2018, the Company had $107.3 million of federal, $65.6 million of state, and $2.7 million of Canadian research credit carryforwards. The federal credit carryforward will begin to expire in 2029, the state credit carryforward has no expiration date, and the Canadian credit carryforward will begin to expire in 2036.
The Company has federal AMT credit carryforwards of $1.3 million that will be refunded over the 2018-2021 tax years under the 2017 Tax Act. The Company has California Enterprise Zone credit carryforwards of $2.8 million, which will begin to expire in 2023.
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
As of December 31, 2018, the unrecognized tax benefit was $198.5 million, of which $5.7 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of the year	$70,799	$92,134	$90,372
Gross increases and decreases related to prior period tax positions	513	—	5,190
Gross increases and decreases related to current period tax positions	119,261	4,193	(3,428)
Reductions related to lapse of statute of limitations	(142)	(91)	—
Gross increases and decreases related to U.S. tax reform	—	(25,437)	—
Gross increases and decreases related to acquisition	8,109	—	—
Balance at the end of the year	$198,540	$70,799	$92,134

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2018, there were no significant accrued interest and penalties related to uncertain tax positions. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $13 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013 and 2014. The Company’s various tax years starting with 2009 to 2017 remain open in various taxing jurisdictions.
As of December 31, 2018, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2018 are $4.2 million.

NOTE 15 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock

As of December 31, 2018, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value. No shares of preferred stock are outstanding as of December 31, 2018.

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2018, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. Class A common stock and Class B common stock are referred to as common stock throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

As of December 31, 2018, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of December 31, 2018, there were 323,546,864 shares of Class A common stock and 93,501,142 shares of Class B common stock outstanding. Options and awards granted following the Company's November 2015 initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

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

In conjunction with the 2022 Notes offering, the Company sold warrants whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the warrants were exercised as of December 31, 2018.

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. None of the warrants were exercised as of December 31, 2018.

Release of Caviar Shares Held Back

In 2014, in conjunction with the Company's acquisition of Caviar, Inc. (Caviar), 1,291,979 shares of the purchase consideration issuable were withheld for indemnification purposes. In April 2018, the Company reached an agreement with the former owners of Caviar whereby 822,085 of the shares held back were released to the former owners and 469,894 shares were forfeited back to the Company as indemnification against liabilities related to Caviar preacquisition matters. Upon reaching the agreement, the Company recorded an indemnification asset of $2.7 million and a corresponding credit to expense to compensate for the costs previously incurred in connection with Caviar preacquisition claims. The remaining value of the forfeited shares was treated as an equity repurchase.

Conversion of 2022 Notes and Exercise of the 2022 Convertible Note Hedges

In connection with the conversion of certain of the 2022 Notes, the Company issued 7.3 million shares of Class A common stock. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 6.9 million shares of Class A common stock from the counterparties to offset the shares issued.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Effective November 17, 2015, no additional awards will be granted under the 2009 Plan.

Under the 2015 Plan, shares of shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator. As of December 31, 2018, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 22,666,464 shares, and 64,851,998 shares were available for future issuance.
Under the 2009 Plan, shares of common stock are reserved for the issuance of ISOs or NSOs to eligible participants. The options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally vest over a four-year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to 10 years from the date of grant. The Plan allows for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. Any unvested shares are subject to repurchase by the Company at their original exercise prices. As of December 31, 2018, the total number of options and RSUs outstanding under the 2009 Plan was 28,421,145 shares.

A summary of stock option activity for the year ended December 31, 2018 is as follows (in thousands, except share and per share data):

	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2017	47,270,091	$8.67	6.52	$1,229,103
Granted	783,625	44.75
Exercised	(13,402,680)	7.98
Forfeited and canceled	(1,498,155)	14.75
Balance at December 31, 2018	33,152,881	$9.52	5.45	$1,543,793
Options vested and expected to vest at
December 31, 2018	33,152,881	$9.52	5.45	$1,543,793
Options exercisable at
December 31, 2018	31,066,578	$8.63	5.27	$1,474,339
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, “in-the-money” options. Aggregate intrinsic value for stock options exercised through December 31, 2018, 2017, and 2016 was $720.1 million, $464.1 million, and $202.6 million, respectively.
The total weighted average grant-date fair value of options granted was $16.25, $5.97 and $5.80 per share for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock Activity

The Company issues RSAs and RSUs under the 2015 Plan, which typically vest over a term of four years.

Activity related to RSAs and RSUs during the year ended December 31, 2018 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	21,317,525	$17.84
Granted	7,147,541	54.43
Vested	(7,786,561)	19.62
Forfeited	(2,743,777)	19.88
Unvested at December 31, 2018	17,934,728	$31.34

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

As of December 31, 2018, 4,349,301 shares had been purchased under the ESPP and 10,797,606 shares were available for future issuance under the ESPP. The Company recorded $9.0 million and $6.0 million of share-based compensation expense related to the ESPP during the year ended December 31, 2018 and 2017, respectively.

Share-Based Compensation

The fair value of stock options was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—%	—%	—%
Risk-free interest rate	2.92%	1.88%	1.54%
Expected volatility	30.87%	32.22%	42.74%
Expected term (years)	6.19	6.02	6.08
The following table summarizes the effects of share-based compensation on the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$97	$77	$—
Product development	144,601	98,310	91,404
Sales and marketing	22,797	17,568	14,122
General and administrative	49,386	39,881	33,260
Total	$216,881	$155,836	$138,786

The Company capitalized $9.3 million, $3.7 million, and $2.8 million of share-based compensation expense related to capitalized software during the year ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, there was $564.5 million of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.76 years.

NOTE 16 - NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is the same as basic loss per share for all years presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(38,453)	$(62,813)	$(171,590)
Basic shares:
Weighted-average common shares outstanding	406,313	380,921	344,393
Weighted-average unvested shares	(582)	(1,577)	(2,838)
Weighted-average shares used to compute basic net loss per share	405,731	379,344	341,555
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	405,731	379,344	341,555

Loss per share:
Basic	$(0.09)	$(0.17)	$(0.50)
Diluted	$(0.09)	$(0.17)	$(0.50)

Since the Company intends to settle future conversions of its outstanding 2022 Notes and 2023 Notes entirely in shares of its Class A common stock, the Company will consider the number of shares expected to be issued in calculating any potential dilutive effect of the conversions, if applicable. In the periods that the Company has reported a net loss, the diluted loss per share is the same as basic loss per share for those periods.

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options and restricted stock units	60,589	68,588	88,705
Common stock warrants	25,798	19,173	9,457
Convertible senior notes	23,820	—	—
Unvested shares	582	1,300	1,892
Employee stock purchase plan	140	157	216
Total anti-dilutive securities	110,929	89,218	100,270

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Capital Leases
The Company has entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2019 and 2031. The Company recognized total rental expenses under operating leases of $23.3 million, $12.9 million, and $11.3 million during the years ended December 31, 2018, 2017, and 2016, respectively.
Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2018 are as follows (in thousands):

	Capital	Operating
Year:
2019	$5,029	$28,405
2020	2,446	38,131
2021	—	52,319
2022	—	53,430
2023	—	47,222
Thereafter	—	209,959
Total	$7,475	$429,466
Less amount representing interest	—
Present value of capital lease obligations	7,475
Less current portion of capital lease obligation	(5,029)
Non-current portion of capital lease obligation	$2,446

Build-to-Suit Lease Arrangement

In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to renew for two five year terms. The lease commencement date is expected to be in November 2019 with total lease payments over the term of approximately $272 million.

Due to the Company’s involvement with the construction of the property and its exposure to any potential cost overruns, the Company is deemed to be the owner of the property for accounting purposes during the construction phase. Accordingly, as of December 31, 2018, the Company recorded a non-cash build-to-suit lease asset under construction of $149 million, and a corresponding build-to-suit lease liability on the consolidated balance sheets.

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

On May 14, 2018, Joshua Woodle, on behalf of a class of couriers who have delivered with Caviar in California, filed a lawsuit in San Francisco County Superior Court against the Company doing business as Caviar, which alleges that Caviar misclassified Mr. Woodle and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code. Plaintiffs seek damages and injunctive relief. The Court compelled arbitration of Mr. Woodle’s arbitrable claims on November 5, 2018. On August 24, 2018, Mervyn Cole, on behalf of the State of California and similarly situated couriers who have delivered with Caviar in California filed a lawsuit in Los Angeles County Superior Court against the Company doing business as Caviar. The complaint alleges that Caviar misclassified Mr. Cole and other similarly situated couriers as independent contractors and, in doing so, violated certain provisions of the California Labor Code. The action is being brought as a representative action under the Private Attorneys General Act (“PAGA”). Plaintiffs seek civil penalties and injunctive relief. Caviar filed a Motion to Compel Arbitration on December 12, 2018. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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
Revenue
Revenue by geography is based on the billing addresses of the merchants. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue
United States	$3,138,859	$2,120,088	$1,643,852
International	159,318	94,165	64,869
Total net revenue	$3,298,177	$2,214,253	$1,708,721

No individual country from the international markets contributed in excess of 10% of total revenue for the years ended December 31, 2018, 2017, and 2016.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2018	2017
Long-lived assets
United States	$471,970	$158,820
International	9,239	5,337
Total long-lived assets	$481,209	$164,157

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental Cash Flow Data:
Cash paid for interest	$4,125	$1,374	$570
Cash paid for income taxes	1,622	1,254	395
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	15,067	143	2,554
Unpaid business acquisition purchase price	3,995	2,115	240
Fair value of shares issued related to business combination	140,107	—	—
Recovery of common stock in connection with indemnification settlement agreement	2,745	—	—
Fair value of common stock issued to settle the conversion of senior notes, due 2022	(571,408)	—	—
Fair value of shares received to settle senior note hedges, due 2022	$544,276	$—	$—

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

We acquired Weebly, Inc. on May 31, 2018, and our management excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, Weebly, Inc.’s internal control over financial reporting associated with 2% of total assets and 1% of total net revenue included in the consolidated financial statements as of and for the year ended December 31, 2018.

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions "Board of Directors and Corporate Governance" and "Executive Officers" in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "Other Matters--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the captions "Board of Directors and Corporate Governance--Director Compensation," "Executive Compensation," and "Board of Directors and Corporate Governance--Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions "Certain Relationships, Related Party and Other Transactions" and "Board of Directors and Corporate Governance--Director Independence" in the Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the caption "Ratification Of Appointment Of Independent Registered Public Accounting Firm" in the Proxy Statement and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of April 26, 2018, by and among the Registrant, Weebly, Inc., Forest Merger Sub, Inc., Forest Merger LLC and Shareholder Representative Services.	8-K	001-37622	2.1	April 26, 2018
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37622	3.1	November 24, 2015
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	November 3, 2017
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of September 9, 2014.	S-1	333-207411	4.2	October 14, 2015
4.3	Indenture, dated March 6, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 6, 2017
4.4	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.3).	8-K	001-37622	4.2	March 6, 2017
4.5	Indenture, dated May 25, 2018, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	May 25, 2018
4.6	Form of 0.50% Convertible Senior Note due 2023 (included in Exhibit 4.5).	8-K	001-37622	4.2	May 25, 2018
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2+	Square, Inc. 2015 Equity Incentive Plan, as amended and restated, and related form agreements.	10-Q	001-37622	10.1	August 2, 2017
10.3+	Square, Inc. 2015 Employee Stock Purchase Plan, as amended and restated, and related form agreements.	10-K	001-37622	10.3	March 10, 2016
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6+	Square, Inc. Outside Director Compensation Policy, as amended and restated.
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016

10.9+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.10+	Offer Letter between the Registrant and Jacqueline D. Reses, dated as of October 2, 2015	10-Q	001-37622	10.6	May 4, 2017
10.11+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018	8-K	001-37622	10.1	January 4, 2019
10.12	Office Lease by and between the Registrant and Hudson 1455 Market, LLC, dated as of October 17, 2012, as amended on March 22, 2013, January 22, 2014, June 6, 2014, February 1, 2015, April 27, 2015, June 18, 2015, October 5, 2016, and October 6, 2016.	10-Q	001-37622	10.7	May 4, 2017
10.13	Ninth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of December 19, 2017.	10-K	001-37622	10.15	February 27, 2018
10.14	Tenth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of May 17, 2018.	10-Q	001-37622	10.5	August 1, 2018
10.15	Eleventh Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of June 25, 2018.	10-Q	001-37622	10.6	August 1, 2018
10.16	Revolving Credit Agreement dated as of November 2, 2015 among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-1/A	333-207411	10.14	November 6, 2015
10.17	Commitment Letter dated October 30, 2015 by Goldman Sachs Lending Partners LLC.	S-1/A	333-207411	10.14A	November 16, 2015
10.18	First Amendment to Credit Agreement, dated as of February 27, 2017, among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-37622	10.1	February 27, 2017
10.19	Second Amendment to Credit Agreement, dated as of May 21, 2018, among the Registrant, the Lenders Party Thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-37622	10.1	May 21, 2018
10.20#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	S-1	333-207411	10.15	October 14, 2015
10.21#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	S-1	333-207411	10.16	October 14, 2015
10.22#	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.	S-1	333-207411	10.17	October 14, 2015
10.23	Amendment 1 to ASIC Development and Supply Agreement, dated as of January 15, 2019.
10.24	Warrant Cancellation and Payment Agreement, dated as of February 24, 2017, by and between the Registrant and Starbucks Corporation.	8-K	001-37622	10.1	February 24, 2017
10.25	Purchase Agreement, dated February 28, 2017, by and among the Registrant and Goldman, Sachs & Co. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein.	8-K	001-37622	10.1	March 6, 2017
10.26	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 6, 2017
10.27	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 6, 2017
10.28	Purchase Agreement, dated May 22, 2018, by and among the Registrant and Goldman Sachs & Co. LLC.	8-K	001-37622	10.1	May 25, 2018
10.29	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.30	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
21.1	List of subsidiaries of the Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________________

+	Indicates management contract or compensatory plan.

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
Date: February 27, 2019
SQUARE, INC.
By:     /s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jack Dorsey, Amrita Ahuja and Sivan Whiteley, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 27, 2019
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer (Principal Financial Officer)	February 27, 2019
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2019
Ajmere Dale
/s/ Roelof Botha	Director	February 27, 2019
Roelof Botha
/s/ Paul Deighton	Director	February 27, 2019
Paul Deighton
/s/ Randy Garutti	Director	February 27, 2019
Randy Garutti
/s/ Jim McKelvey	Director	February 27, 2019
Jim McKelvey
/s/ Mary Meeker	Director	February 27, 2019
Mary Meeker
/s/ Anna Patterson	Director	February 27, 2019
Anna Patterson
/s/ Naveen Rao	Director	February 27, 2019
Naveen Rao
/s/ Ruth Simmons	Director	February 27, 2019
Ruth Simmons
/s/ Lawrence Summers	Director	February 27, 2019
Lawrence Summers
/s/ David Viniar	Director	February 27, 2019
David Viniar