Form 10-Q
period 2019-03-31
Square, Inc.
filed 2019-05-01
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2019, the number of shares of the registrant’s Class A common stock outstanding was 336,267,871 and the number of shares of the registrant’s Class B common stock outstanding was 86,698,955.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$521,676	$583,173
Short-term investments	566,539	540,991
Restricted cash	33,220	33,838
Settlements receivable	1,391,078	364,946
Customer funds	445,417	334,017
Loans held for sale	123,471	89,974
Other current assets	185,121	164,966
Total current assets	3,266,522	2,111,905
Property and equipment, net	133,706	142,402
Goodwill	267,012	261,705
Acquired intangible assets, net	79,697	77,102
Long-term investments	481,063	464,680
Restricted cash	14,433	15,836
Built-to-suit lease asset	—	149,000
Operating lease right-of-use assets	111,956	—
Other non-current assets	48,202	58,393
Total assets	$4,402,591	$3,281,023
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$1,661,894	$749,215
Settlements payable	266,121	54,137
Accrued transaction losses	36,047	33,682
Accrued expenses	87,812	82,354
Operating lease liabilities, current	23,041	—
Other current liabilities	108,644	99,153
Total current liabilities	2,183,559	1,018,541
Long-term debt, net of current portion (Note 12)	909,302	899,695
Built-to-suit lease liability	—	149,000
Operating lease liabilities, non-current	112,556	—
Other non-current liabilities	75,585	93,286
Total liabilities	3,281,002	2,160,522
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at March 31, 2019 and December 31, 2018. None issued and outstanding at March 31, 2019 and December 31, 2018.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at March 31, 2019 and December 31, 2018; 334,650,231 and 323,546,864 issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at March 31, 2019 and December 31, 2018; 86,973,715 and 93,501,142 issued and outstanding at March 31, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	2,048,938	2,012,328
Accumulated other comprehensive loss	(3,424)	(6,053)
Accumulated deficit	(923,925)	(885,774)
Total stockholders’ equity	1,121,589	1,120,501
Total liabilities and stockholders’ equity	$4,402,591	$3,281,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Transaction-based revenue	$656,762	$523,037
Subscription and services-based revenue	218,857	97,054
Hardware revenue	18,212	14,417
Bitcoin revenue	65,528	34,095
Total net revenue	959,359	668,603
Cost of revenue:
Transaction-based costs	409,069	327,911
Subscription and services-based costs	60,523	30,368
Hardware costs	26,941	19,702
Bitcoin costs	64,696	33,872
Amortization of acquired technology	1,376	1,580
Total cost of revenue	562,605	413,433
Gross profit	396,754	255,170
Operating expenses:
Product development	153,559	105,095
Sales and marketing	133,713	77,266
General and administrative	101,598	75,501
Transaction, loan and advance losses	27,841	18,031
Amortization of acquired customer assets	2,085	269
Total operating expenses	418,796	276,162
Operating loss	(22,042)	(20,992)
Interest expense, net	4,681	2,112
Other expense, net	11,299	707
Loss before income tax	(38,022)	(23,811)
Provision for income taxes	129	175
Net loss	$(38,151)	$(23,986)
Net loss per share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)
Weighted-average shares used to compute net loss per share
Basic	419,289	395,948
Diluted	419,289	395,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(38,151)	$(23,986)
Net foreign currency translation adjustments	266	549
Net unrealized gain on revaluation of intercompany loans	75	665
Net unrealized gain (loss) on marketable debt securities, net of tax	2,288	(1,190)
Total comprehensive loss	$(35,522)	$(23,962)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,151)	$(23,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,971	10,160
Non-cash interest and other expense	8,224	4,847
Share-based compensation	61,088	46,824
Loss on revaluation of equity investment	14,087	—
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	6,690	—
Recovery of common stock in connection with indemnification settlement agreement	(789)	—
Transaction, loan and advance losses	27,841	18,031
Change in deferred income taxes	(754)	(654)
Changes in operating assets and liabilities:
Settlements receivable	(1,027,472)	(81,452)
Customer funds	(109,439)	(49,619)
Purchase of loans held for sale	(507,755)	(344,976)
Sales and principal payments of loans held for sale	467,518	337,092
Other current assets	(19,327)	(13,444)
Other non-current assets	(2,527)	(1,256)
Customers payable	912,749	147,977
Settlements payable	211,984	2,114
Charge-offs to accrued transaction losses	(17,443)	(12,842)
Accrued expenses	15,721	2,703
Other current liabilities	16,991	5,155
Payments for operating lease liabilities	(9,293)	—
Other non-current liabilities	3,530	5,379
Net cash provided by operating activities	32,444	52,053
Cash flows from investing activities:
Purchase of marketable debt securities	(193,673)	(50,221)
Proceeds from maturities of marketable debt securities	111,505	45,450
Proceeds from sale of marketable debt securities	44,810	—
Purchase of marketable debt securities from customer funds	(34,613)	—
Proceeds from maturities of marketable debt securities from customer funds	33,000	—
Purchase of property and equipment	(18,168)	(8,083)
Payments for other investments	(2,000)	—
Purchase of intangible assets	—	(1,584)
Business combinations, net of cash acquired	(11,248)	(1,055)
Net cash used in investing activities	(70,387)	(15,493)
Cash flows from financing activities:
Payment of deferred purchase consideration	(95)	—
Principal payments on finance lease obligation	(1,284)	(665)
Proceeds from the exercise of stock options, net	25,328	31,354
Payments for tax withholding related to vesting of restricted stock units	(50,801)	(27,651)
Net cash provided by (used in) financing activities	(26,852)	3,038
Effect of foreign exchange rate on cash and cash equivalents	1,277	1,397
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,518)	40,995
Cash, cash equivalents and restricted cash, beginning of period	632,847	735,081
Cash, cash equivalents and restricted cash, end of period	$569,329	$776,076
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net loss	—	—	—	—	(38,151)	(38,151)
Shares issued in connection with:
Exercise of stock options	3,588,052	—	25,328	—	—	25,328
Vesting of early exercised stock options and other	425	—	36	—	—	36
Vesting of restricted stock units	1,994,156	—	—	—	—	—
Change in other comprehensive loss	—	—	—	2,629	—	2,629
Share-based compensation	—	—	62,835	—	—	62,835
Tax withholding related to vesting of restricted stock units	(741,324)	—	(50,801)	—	—	(50,801)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	43	—	1	—	—	1
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(250,614)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	(14,798)		(789)	—	—	(789)
Balance at March 31, 2019	421,623,946	—	2,048,938	(3,424)	(923,925)	1,121,589

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2017	395,194,075	$—	$1,630,386	$(1,318)	$(842,735)	$786,333
Cumulative Adjustment ASC 606, Revenue from contracts with customers	—	—	—	—	(4,586)	(4,586)
Net loss	—	—	—	—	(23,986)	(23,986)
Shares issued in connection with:
Exercise of stock options	4,213,775	—	31,354	—	—	31,354
Vesting of early exercised stock options and other	—	—	136	—	—	136
Vesting of restricted stock units	1,625,534	—	—	—	—	—
Change in other comprehensive loss	—	—	—	24	—	24
Share-based compensation	—	—	48,356	—	—	48,356
Tax withholding related to vesting of restricted stock units	(649,305)	—	(27,651)	—	—	(27,651)
Balance at March 31, 2018	400,384,079	—	1,682,581	(1,294)	(871,307)	809,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that help sellers start, run, and grow their businesses. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. The Cash App is an easy way to send, spend, and store money, and Caviar is a food-ordering service. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the UK.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2018 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A, and 8, respectively, in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, valuation of the debt component of convertible senior notes, valuation of loans held for sale, goodwill, acquired intangible assets and deferred revenue, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

Concentration of Credit Risk

For the three months ended March 31, 2019 and 2018, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 55%, 35%, and 6% of settlements receivable as of March 31, 2019. The same three parties represented approximately 45%, 33%, and 9% of settlements receivable as of December 31, 2018. All other third-party processors were insignificant.

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

New Accounting Policies
The Company adopted Accounting Standards Codification (ASC) 842, Leases on January 1, 2019, and elected the optional transition method to apply the transition provisions from the effective date of adoption, which requires the Company to report the cumulative effect of the adoption of the standard on the date of adoption with no changes to the prior period balances. Pursuant to the practical expedients, the Company has elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. Additionally, the Company has lease agreements with lease and non-lease components, which are accounted for separately. The Company recognized $112.0 million of operating right-of-use lease assets and $135.6 million of operating lease liabilities on its consolidated balance sheet as of March 31, 2019. Additionally, the Company derecognized $149 million related to the build-to-suit asset and liability upon adoption of this standard because the Company is no longer deemed to be the owner of the related asset under construction under the new standard. Refer to Note 17 for further detail.

Except for the adoption of ASC 842, there have been no material changes to the Company’s accounting policies during the three months ended March 31, 2019, as compared to the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company intends to adopt this guidance effective January 1, 2020. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. This standard should be adopted when the Company performs its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments should be applied on a prospective basis. The Company intends to adopt this guidance effective with its 2019 annual goodwill impairment test which it performs as of December 31. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which will remove, modify, and add disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The Company currently does not intend to early adopt any portion of this disclosure guidance. The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and related disclosures.

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

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue from Contracts with Customers:
Transaction-based revenue	$656,762	$523,037
Subscription and services-based revenue	190,307	77,215
Hardware revenue	18,212	14,417
Bitcoin revenue	$65,528	$34,095
Revenue from other sources:
Subscription and services-based revenue	$28,550	$19,839

The deferred revenue balances were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Deferred revenue, beginning of the period	$36,451	$5,893
Less: cumulative impact of the adoption of ASC 606	—	(4,303)
Deferred revenue, beginning of the period, as adjusted	36,451	1,590
Deferred revenue, end of the period	42,160	3,353
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$12,306	$298

NOTE 3 - INVESTMENTS

The Company's short-term and long-term investments as of March 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$113,508	$142	$(15)	$113,635
Corporate bonds	84,832	289	(25)	85,096
Municipal securities	20,237	54	(18)	20,273
U.S. government securities	317,787	394	(71)	318,110
Non-U.S. government securities	29,355	70	—	29,425
Total	$565,719	$949	$(129)	$566,539

Long-term debt securities:
U.S. agency securities	$85,993	$299	$(28)	$86,264
Corporate bonds	186,674	1,233	(11)	187,896
Municipal securities	23,267	128	(2)	23,393
U.S. government securities	174,515	541	(8)	175,048
Non-U.S. government securities	8,417	45	—	8,462
Total	$478,866	$2,246	$(49)	$481,063

The Company's short-term and long-term investments as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$80,160	$32	$(70)	$80,122
Corporate bonds	109,807	80	(368)	109,519
Municipal securities	27,839	52	(59)	27,832
U.S. government securities	292,615	161	(509)	292,267
Non-U.S. government securities	31,263	4	(16)	31,251
Total	$541,684	$329	$(1,022)	$540,991

Long-term debt securities:
U.S. agency securities	$114,444	$194	$(78)	$114,560
Corporate bonds	159,783	419	(950)	159,252
Municipal securities	28,453	167	(26)	28,594
U.S. government securities	153,743	553	(172)	154,124
Non-U.S. government securities	8,122	28	—	8,150
Total	$464,545	$1,361	$(1,226)	$464,680

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short term nature of the investments.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$565,719	$566,539
Due in one to five years	478,866	481,063
Total	$1,044,585	$1,047,602

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2019	December 31, 2018
Cash	$278,967	$158,697
Cash Equivalents:
Money market funds	862	18
U.S. agency securities	14,539	39,991
U.S. government securities	49,125	35,349
Short-term debt securities:
U.S. agency securities	22,286	27,291
U.S. government securities	79,638	72,671
Total	$445,417	$334,017

The Company's investments within customer funds as of March 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$22,281	$7	$(2)	$22,286
U.S. government securities	79,607	33	(2)	79,638
Total	$101,888	$40	$(4)	$101,924

The Company's investments within customer funds as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	27,293	2	(4)	27,291
U.S. government securities	72,662	12	(3)	72,671
Total	$99,955	$14	$(7)	$99,962

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short term nature of the investments.

The contractual maturities of the Company's investments within customer funds as of March 31, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$101,888	$101,924
Due in one to five years	—	—
Total	$101,888	$101,924

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investments at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$164,457	$—	$—	$218,109	$—	$—
U.S. agency securities	—	19,712	—	—	46,423	—
Commercial paper	—	2,997	—	—	—	—
U.S. government securities	102,199	—	—	—	—	—
Municipal securities	—	—	—	86,239	—	—
Non-U.S. government securities	—	—	—	—	23,981	—
Customer funds:
Money market funds	862	—	—	18	—	—
U.S. agency securities	—	36,825	—	—	67,282	—
U.S. government securities	128,763	—	—	108,020	—	—
Short-term debt securities:
U.S. agency securities	—	113,635	—	—	80,122	—
Corporate bonds	—	85,096	—	—	109,519	—
Municipal securities	—	20,273	—	—	27,832	—
U.S. government securities	318,110	—	—	292,267	—	—
Non-U.S. government securities	—	29,425	—	—	31,251	—
Long-term debt securities:
U.S. agency securities	—	86,264	—	—	114,560	—
Corporate bonds	—	187,896	—	—	159,252	—
Municipal securities	—	23,393	—	—	28,594	—
U.S. government securities	175,048	—	—	154,124	—	—
Non-U.S. government securities	—	8,462	—	—	8,150	—
Other:
Equity investment	31,255	—	—	45,342	—	—
Total	$920,694	$613,978	$—	$904,119	$696,966	$—

The carrying amounts of certain financial instruments, including settlements receivable, accounts payable, customers payable, accrued expenses and settlements payable, approximate their fair values due to their short-term nature.

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$725,900	$1,042,987	$718,522	$901,468
2022 Notes	183,402	690,691	181,173	515,693
Total	$909,302	$1,733,678	$899,695	$1,417,161

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$123,471	$128,358	$89,974	$93,064
Total	$123,471	$128,358	$89,974	$93,064

For the three months ended March 31, 2019, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $6.7 million. For the three months ended March 31, 2018, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $2.5 million.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2019 and 2018, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements	$105,244	$107,611
Computer equipment	82,056	80,093
Capitalized software	64,233	58,908
Office furniture and equipment	20,713	20,699
	272,246	267,311
Less: Accumulated depreciation and amortization	(138,540)	(124,909)
Property and equipment, net	$133,706	$142,402
Depreciation and amortization expense on property and equipment was $15.5 million for the three months ended March 31, 2019. Depreciation and amortization expense on property and equipment was $8.3 million for the three months ended March 31, 2018.

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

Consideration:
Cash	$132,432
Stock (2,418,271 shares of Class A common stock)	140,107
$272,539
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $25,758)	$46,814
Intangible customer assets	42,700
Intangible technology assets	14,900
Intangible trade name	11,300
Intangible other assets	961
Total liabilities assumed (including deferred revenue of $22,800)	(37,592)
Total identifiable net assets acquired	79,083
Goodwill	193,456
Total	$272,539
The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company recognized measurement period adjustments to the purchase consideration and the fair value of certain liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were prospectively applied. The effect of these adjustments on the preliminary purchase price allocation was an increase in goodwill and tax liabilities assumed of $3.9 million and $4.8 million, respectively. There was no impact to the consolidated statements of operations as result of these adjustments. The Company continues the process of completing the evaluation of contingencies and potential tax exposures related to the acquisition. Accordingly, the preliminary values reflected in the table above are subject to change.
As of March 31, 2019, $19.1 million of cash and 357,780 shares of the total consideration were withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.
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

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2018	$261,705
Acquisitions	7,437
Other adjustments	(2,130)
Balance at March 31, 2019	$267,012

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

During the three months ended March 31, 2019, the Company did not make any material acquisitions.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2019
	Cost	Accumulated Amortization	Net
Technology assets	49,007	(29,796)	19,211
Customer assets	57,109	(9,361)	47,748
Trade name	11,300	(2,354)	8,946
Other	5,299	(1,507)	3,792
Total	$122,715	$(43,018)	$79,697

	Balance at December 31, 2018
	Cost	Accumulated Amortization	Net
Technology assets	45,978	(28,420)	17,558
Customer assets	57,109	(8,068)	49,041
Trade name	11,300	(1,648)	9,652
Other	2,246	(1,395)	851
Total	$116,633	$(39,531)	$77,102

All intangible assets are amortized over their estimated useful lives. The weighted average amortization periods for acquired technology, customer intangible assets, and acquired trade name are approximately 5 years, 11 years and 4 years, respectively.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Acquired intangible assets, net, beginning of the period	$77,102	$14,334
Acquisitions	6,082	1,679
Amortization expense	3,487	1,875
Acquired intangible assets, net, end of the period	$79,697	$14,138

The total estimated future amortization expense of these intangible assets as of March 31, 2019 is as follows (in thousands):

2019 (remaining 9 months)	$11,185
2020	12,611
2021	11,413
2022	9,484
2023	7,953
Thereafter	27,051
Total	$79,697

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	March 31, 2019	December 31, 2018
Inventory, net	$26,679	$28,627
Processing costs receivable	59,470	46,102
Prepaid expenses	23,526	21,782
Accounts receivable, net	28,665	22,393
Other	46,781	46,062
Total	$185,121	$164,966

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	March 31, 2019	December 31, 2018
Accrued facilities expenses	$5,853	$13,040
Accrued payroll	18,282	9,612
Accrued professional fees	6,173	5,232
Accrued advertising and other marketing	15,940	12,201
Processing costs payable	13,190	12,683
Accrued non income tax liabilities	6,568	9,503
Accrued hardware costs	5,413	5,125
Other accrued liabilities	16,393	14,958
Total	$87,812	$82,354

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$24,635	$36,416
Deferred revenue, current	36,343	31,474
Square Capital payable (i)	18,459	6,092
Square Payroll payable (ii)	12,338	7,534
Other	16,869	17,637
Total	$108,644	$99,153

(i) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(ii) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2019	December 31, 2018
Equity investment (i)	$31,255	$45,342
Other	16,947	13,051
Total	$48,202	$58,393

(i) This balance represents the Company's investment in Class B common shares of Eventbrite, Inc. (Eventbrite). The investment is carried at fair value with changes in fair value being recorded on the consolidated statement of operations. During the three months ended March 31, 2019, the Company recorded a loss of $14.1 million to other expense (income), net on the consolidated statements of operations arising from revaluation of this investment.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2019	December 31, 2018
Statutory liabilities (ii)	$57,839	$54,748
Deferred rent, non-current (iii)	—	23,003
Deferred revenue, non-current	5,817	4,977
Other	11,929	10,558
Total	$75,585	$93,286

(ii) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

(iii) The adoption of ASC 842 on January 1, 2019, resulted in the reclassification of deferred rent as an offset to right-of-use lease assets.

NOTE 12 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.1 million in unused commitment fees during both the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company's current policy is to settle conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances required to allow the holders to convert their 2023 Notes were not met during the three months ended March 31, 2019.

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

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through March 31, 2019. In 2018, certain holders of the 2022 Notes converted an aggregate principal amount of $228.3 million of their Notes. The Company settled the conversions through a combination of $219.4 million in cash and issuance of 7.3 million shares of the Company's Class A common stock. Conversions in the three months ended March 31, 2019 were not material. The Company currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The debt component associated with the 2022 Notes that were converted as of December 31, 2018, was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment of $5.0 million, as the difference between the estimated fair value and the carrying value of such 2022 Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes. Accordingly, the excess of the fair value of the consideration issued to settle the conversion over the fair value of the debt component of $21.0 million was accounted for as a reduction to the additional paid in capital.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
March 31, 2019
2023 Notes	$862,500	$(131,767)	$(4,833)	$725,900
2022 Notes	211,728	(25,563)	(2,763)	183,402
Total	$1,074,228	$(157,330)	$(7,596)	$909,302

December 31, 2018
2023 Notes	$862,500	$(138,924)	$(5,054)	$718,522
2022 Notes	211,728	(27,569)	(2,986)	181,173
	$1,074,228	$(166,493)	$(8,040)	$899,695

The net carrying amount of the equity component of the 2023 Notes and 2022 Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
March 31, 2019 and December 31, 2018
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	196,731	(2,339)	194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$1,277	$413
Amortization of debt discount and issuance costs	9,608	4,393
Total	$10,885	$4,806

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. In 2018, the Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and the Company received 6.9 million shares of the Company's Class A common stock from the 2017 Counterparties in 2018. During the three months ended March 31, 2019, the Company received an additional 0.3 million shares of the Company's Class A common stock.

NOTE 13 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2019	2018
Accrued transaction losses, beginning of the period	$33,682	$26,893
Provision for transaction losses	19,808	14,258
Charge-offs to accrued transaction losses	(17,443)	(12,842)
Accrued transaction losses, end of the period	$36,047	$28,309

NOTE 14 - INCOME TAXES
The Company recorded an income tax expense of $0.1 million for the three months ended March 31, 2019, compared to income tax expense of $0.2 million for the three months ended March 31, 2018. The income tax expense recorded for the three months ended March 31, 2019 was primarily due to state and foreign income tax expense as well as a change in the valuation allowance on the Company's deferred tax assets.

The Company’s effective tax rate was (0.3)% for the three months ended March 31, 2019, compared to an effective tax rate of (0.7)% for the three months ended March 31, 2018. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2019 and March 31, 2018 primarily relates to fluctuations in the Company's pre-tax book income.

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

As of March 31, 2019, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.
The tax provision for the three months ended March 31, 2019 and March 31, 2018, was calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 15 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of March 31, 2019, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of March 31, 2019, there were 334,650,231 shares of Class A common stock and 86,973,715 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the 2018 Counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. See Note 12, Indebtedness, for more details on this transaction.

In conjunction with the 2022 Notes offering, the Company sold warrants whereby the 2017 Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the warrants associated with the 2022 and 2023 Notes offering were exercised as of March 31, 2019.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors or a committee thereof. As of March 31, 2019, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 20,822,979, and 86,449,187 shares were available for future issuance. As of March 31, 2019, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 24,792,142.

A summary of stock option activity for the three months ended March 31, 2019 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	33,152,881	$9.52	5.45	$1,543,793
Granted	97,701	73.94
Exercised	(3,588,052)	7.06
Forfeited	(95,141)	11.78
Balance at March 31, 2019	29,567,389	$10.03	5.41	$1,918,661
Options exercisable as of
March 31, 2019	27,693,334	$8.88	5.23	$1,828,856

Restricted Stock Activity
Activity related to RSAs and RSUs during the three months ended March 31, 2019 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	17,934,728	$31.34
Granted	552,596	69.20
Vested	(1,880,545)	24.12
Forfeited	(559,047)	29.35
Unvested as of March 31, 2019	16,047,732	$33.56

Share-Based Compensation
The fair value of stock options and employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
2019
Dividend yield	—%
Risk-free interest rate	2.59%
Expected volatility	38.55%
Expected term (years)	6.08

There were no stock options granted during the three months ended March 31, 2018.

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$21	$31
Product development	42,649	30,482
Sales and marketing	6,202	4,961
General and administrative	12,216	11,350
Total	$61,088	$46,824

The Company recorded $4.3 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2019, compared to $2.3 million for the three months ended March 31, 2018, which are included in the table above.

The Company capitalized $1.7 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018.
As of March 31, 2019, there was $527.0 million of total unrecognized compensation cost related to outstanding awards that are expected to be recognized over a weighted-average period of 2.7 years.

NOTE 16 - NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(38,151)	$(23,986)
Basic shares:
Weighted-average common shares outstanding	419,860	397,246
Weighted-average unvested shares	(571)	(1,298)
Weighted-average shares used to compute basic net loss per share	419,289	395,948
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	419,289	395,948
Net loss per share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)

Additionally, since the Company intends to settle future conversions of its outstanding 2022 Notes and 2023 Notes entirely in shares of its Class A common stock, the Company will consider the number of shares expected to be issued in calculating any potential dilutive effect of the conversions, if applicable. In the periods that the Company has reported a net loss the diluted loss per share is the same as basic loss per share for those periods.

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options and restricted stock units	47,833	66,382
Common stock warrants	30,252	19,173
Convertible senior notes	20,305	—
Unvested shares	571	1,298
Employee stock purchase plan	212	264
Total anti-dilutive securities	99,173	87,117

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. The Company's leases have remaining lease terms of 1 year to 12 years, some of which include options to extend for 5 year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right of use asset or the associated lease liability. The Company elects to apply the short-term lease measurement and recognition exemption to its leases where applicable. In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to extend the lease term for two five year terms. The lease commencement date is expected to be in November 2019 with total lease payments over the term of approximately $276 million. Under the terms of this lease, the Company is required to make certain payments during the construction stage of the office space, which the Company will record as a prepaid lease asset. Additionally, the Company has finance leases for data center equipment, with remaining lease terms of approximately 2 years.

The components of lease expense were as follows (in thousands):

Three Months Ended March 31,
2019
Operating lease costs	$6,690

Finance lease costs
Amortization of right-of-use assets	1,293
Interest on lease liabilities	—
Total finance lease costs	$1,293

For the periods presented, costs associated with short-term leases were not material.

Other information related to leases was as follows:

Three Months Ended March 31,
2019
Weighted Average Remaining Lease Term:
Operating leases	4.80 years
Finance leases	1.75 years
Weighted Average Discount Rate:
Operating leases	4%
Finance leases	—%

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum finance lease payments as of March 31, 2019 are as follows (in thousands):

	Finance	Operating
Year:
2019 (remaining 9 months)	$3,745	$20,112
2020	2,446	39,182
2021	—	53,426
2022	—	54,229
2023	—	47,952
Thereafter	—	211,056
Total	$6,191	$425,957
Less amount representing interest	—	14,323
Less leases executed but not yet commenced	—	276,037
Total	$6,191	$135,597

The current portion of the finance lease liability is included within other current liabilities while the non-current portion is included within other non-current liabilities on the condensed consolidated balance sheets. The associated finance lease assets are included in property and equipment, net on the condensed consolidated balance sheets.

Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations.

The Treasurer & Tax Collector of the City and County of San Francisco (Tax Collector) has issued a decision for fiscal years 2014 and 2015, that the Tax Collector believes the Company’s primary business activity is financial services rather than information services, and accordingly, the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. The Company paid the liability for fiscal years 2014 and 2015 in the first quarter of 2018, as assessed by the Tax Collector. The Company believes its position has merit and intends to vigorously defend its position, including possibly through litigation. Should the Company not prevail, the Company could be obligated to pay additional taxes together with any associated penalties and interest for subsequent years that together, in aggregate, could be material. The Company is currently unable to estimate the range of possible loss given the uncertainties associated with this matter, including uncertainties about the Tax Collector’s rationale for its position and about the amounts that may ultimately be subject to such taxes.

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

Revenue
Revenue by geography is based on the billing addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue
United States	$914,656	$640,173
International	44,703	28,430
Total net revenue	$959,359	$668,603

No individual country from the international markets contributed in excess of 10% of total revenue for the three months ended March 31, 2019 and 2018.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2019	December 31, 2018
Long-lived assets
United States	$579,397	$471,970
International	12,974	9,239
Total long-lived assets	$592,371	$481,209

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Cash Flow Data:
Cash paid for interest	$538	$966
Cash paid for income taxes	1,342	658
Right-of-use assets obtained in exchange for operating lease obligations	19,918	—
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	13,114	(3,813)
Unpaid business combination purchase price	6,447	1,151
Recovery of common stock in connection with indemnification settlement agreement	789	—

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

Overview
We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many innovative solutions to thrive, and we have expanded to provide them additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. In the same way that we have provided businesses with fast, elegant, and cohesive tools, we see an opportunity with Cash App to build a similar ecosystem of services for individuals and sellers.

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

Cash App is an ecosystem of financial tools for individuals and sellers to send, spend, and store money. With Cash App, customers can send and receive P2P (peer-to-peer) payments, receive direct deposit payments, and fund their account with a bank account or debit card. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy, hold, and sell bitcoin within Cash App.

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

We also provide hardware to facilitate commerce for sellers. This hardware includes magstripe reader, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals.

We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Transaction-based revenue	$656,762	$523,037	$133,725	26%
Subscription and services-based revenue	218,857	97,054	121,803	126%
Hardware revenue	18,212	14,417	3,795	26%
Bitcoin revenue	65,528	34,095	31,433	92%
Total net revenue	$959,359	$668,603	$290,756	43%
Total net revenue for the three months ended March 31, 2019 increased by $290.8 million or 43%, compared to the three months ended March 31, 2018.
Transaction-based revenue for the three months ended March 31, 2019 increased by $133.7 million or 26%, compared to the three months ended March 31, 2018. This increase was attributable to growth in Gross Payment Volume (GPV) processed of 27% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. We continued to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 51% of our GPV in the first quarter of 2019, an increase from 47% in the first quarter of 2018. We continue to see ongoing success with attracting larger sellers and enabling their growth, which we believe will help us to drive strong GPV growth as we scale.
Subscription and services-based revenue for the three months ended March 31, 2019 increased by $121.8 million or 126%, compared to the three months ended March 31, 2018. Growth was driven primarily by Cash App, Caviar, and Square Capital, as well as the acquisitions of Weebly and Zesty completed in the second quarter of 2018. Cash App subscription and services-based revenue is comprised of fees from Instant Deposit and Cash Card transactions. Subscription and services-based revenue contributed 23% of total net revenue in the three months ended March 31, 2019, compared to 15% in the three months ended March 31, 2018.

Hardware revenue for the three months ended March 31, 2019 increased by $3.8 million or 26%, compared to the three months ended March 31, 2018. The increase primarily reflects growth in shipments of Square Terminal following its launch in the fourth quarter of 2018. The increase was also driven by continued growth in sales of our contactless and chip readers, Square Stand and third-party peripherals.

Bitcoin revenue for the three months ended March 31, 2019 increased by $31.4 million or 92%, compared to the three months ended March 31, 2018. The increase was due to the timing of the product launch in 2018 and also an increase in customer demand in 2019. The amount of bitcoin revenue will fluctuate depending on the volatility of bitcoin prices in the market and customer demand.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Transaction-based costs	$409,069	$327,911	$81,158	25%
Subscription and services-based costs	60,523	30,368	30,155	99%
Hardware costs	26,941	19,702	7,239	37%
Bitcoin costs	64,696	33,872	30,824	91%
Amortization of acquired technology	1,376	1,580	(204)	(13)%
Total cost of revenue	$562,605	$413,433	$149,172	36%

Total cost of revenue for the three months ended March 31, 2019 increased by $149.2 million or 36%, compared to the three months ended March 31, 2018.

Transaction-based costs for the three months ended March 31, 2019 increased by $81.2 million or 25%, compared to the three months ended March 31, 2018. This increase was primarily attributable to growth in GPV processed of 27% for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Subscription and services-based costs for the three months ended March 31, 2019 increased by $30.2 million or 99%, compared to the three months ended March 31, 2018, primarily reflecting increased costs associated with the growth of Caviar, Cash Card, and Instant Deposit.

Hardware costs for the three months ended March 31, 2019 increased by $7.2 million or 37%, compared to the three months ended March 31, 2018. The increase in hardware costs reflects growth in our sales of Square Terminal, Square Stand, and third-party peripherals, as described above. The growth in hardware costs outpaced revenue growth primarily due to production costs of Square Terminal which exceeded the revenue we derive from sales of that product and due to a larger proportion of hardware sales through retails channels, which have lower margins.

Bitcoin cost for the three months ended March 31, 2019 increased by $30.8 million or 91%, compared to the three months ended March 31, 2018. Bitcoin cost of revenue comprises of the amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Amortization of acquired technology assets for the three months ended March 31, 2019 decreased by $0.2 million or 13%, compared to the three months ended March 31, 2018, as a result of certain technology assets reaching end of life, offset in part by assets acquired through business combinations in the second quarter of 2018.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Product development	$153,559	$105,095	$48,464	46%
% of total net revenue	16%	16%
Sales and marketing	$133,713	$77,266	$56,447	73%
% of total net revenue	14%	12%
General and administrative	$101,598	$75,501	$26,097	35%
% of total net revenue	11%	11%
Transaction, loan and advance losses	$27,841	$18,031	$9,810	54%
% of total net revenue	3%	3%
Amortization of acquired customer assets	$2,085	$269	$1,816	675%
% of total net revenue	—%	—%
Total operating expenses	$418,796	$276,162	$142,634	52%

Product development expenses for the three months ended March 31, 2019 increased by $48.5 million or 46%, compared to the three months ended March 31, 2018, due primarily to the following:

•
an increase of $33.4 million in personnel costs related to our engineering, data science, and design teams, as well as the acquisition of Weebly, as we continued to improve and diversify our product offerings. The increase in personnel related costs includes an increase in share-based compensation expense of $12.2 million;

•
an increase of $5.7 million in depreciation and amortization expense as a result of additions in property and equipment including capitalized software, data center equipment, and leasehold improvements to help our business scale and as result of assets acquired through the acquisition of Weebly; and

•	an increase of $4.5 million in software and data center operating costs as a result of increased capacity needs and expansion of our cloud based services.

Sales and marketing expenses for the three months ended March 31, 2019 increased by $56.4 million or 73%, compared to the three months ended March 31, 2018, primarily due to the following:

•
an increase of $34.7 million in costs associated with increased volume of activity with our Cash App peer-to-peer service and Cash Card issuance costs in line with an increase in users. We offer the peer-to-peer service to our Cash App customers for free, and we consider it to be a marketing tool to encourage the usage of Cash App, which includes Cash Card among other features;

•	an increase of $8.7 million in advertising costs primarily from increased online, direct mail, and mobile marketing campaigns during the period; and

•
an increase of $7.0 million in sales and marketing personnel costs to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $1.2 million.

General and administrative expenses for the three months ended March 31, 2019 increased by $26.1 million or 35%, compared to the three months ended March 31, 2018, primarily due to the following:

•
an increase of $13.5 million in general and administrative personnel costs, mainly as a result of additions to our support, finance, and legal personnel as we continue to add resources and skills as our business scales to support long-term growth. The increase in personnel related costs includes an increase in share-based compensation expense of $0.9 million;

•	an increase of $2.6 million in various tax and licensing expenses as we continued to expand our business and product offering.

Transaction, loan and advance losses for the three months ended March 31, 2019 increased by $9.8 million or 54%, compared to the three months ended March 31, 2018, primarily due to the following:

•
transaction losses increased by $5.4 million primarily due to growth in GPV in our seller business as well as growth of our Cash App platform. Seller transaction losses as a percentage of GPV continued to trend below our 0.1% historical average, underscoring continued discipline in risk management; and

•
an increase of $4.3 million in loan losses for the three months ended March 31, 2019, as a result of the growth and aging of our Square Capital loan portfolio as well as newer product offerings with a higher risk profile.

Amortization of acquired customer assets for the three months ended March 31, 2019 increased by $1.8 million or 675%, compared to the three months ended March 31, 2018, as a result of additional customer assets acquired through the business combinations in the second quarter of 2018 offset in part by certain customer assets reaching end of life.

Interest Expense, Net, and Other Income, Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Interest expense, net	$4,681	$2,112	$2,569	122%
Other expense, net	$11,299	$707	$10,592	1,498%

Interest expense, net, for the three months ended March 31, 2019 increased by $2.6 million, compared to the three months ended March 31, 2018, primarily due to interest expense related to our convertible notes issued in May 2018, offset in part by interest income earned on our investment in marketable debt securities.

Other expense, net, for the three months ended March 31, 2019 increased by $10.6 million, compared to the three months ended March 31, 2018, primarily due to a loss of $14.1 million arising from revaluation of an equity investment in Eventbrite, Inc. Gains or losses arising from marking to market this investment may fluctuate significantly in the future periods due to volatility of Eventbrite's stock price. This activity was offset in part by other income from marketable securities as result of a larger portfolio of investments.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Provision for income taxes	$129	$175	$(46)	(26)%
Effective tax rate	(0.3)%	(0.7)%

Provision for income taxes for the three months ended March 31, 2019 remained relatively flat compared to the three months ended March 31, 2018. There were separate but comparable discrete items recorded in the three months ended March 31, 2019 and three months ended March 31, 2018 related to the release in the U.S. valuation allowance.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands, except GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$22,587	$17,827
Adjusted Revenue	$489,050	$306,820
Adjusted EBITDA	$61,697	$35,894
Adjusted Net Income Per Share:
Basic	$0.13	$0.07
Diluted	$0.11	$0.06

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to peer-to-peer payments sent from a credit card and Cash for Business.

Adjusted Revenue
Adjusted Revenue is a non-GAAP financial measure that we define as our total net revenue less transaction-based costs and bitcoin costs, and we add back the impact of the acquired deferred revenue adjustment, which was written down to fair value in purchase accounting. We believe it is useful to subtract transaction-based costs and bitcoin costs from total net revenue to derive Adjusted Revenue as this is a primary metric used by management to measure our business performance, and it affords greater comparability to other payments solution providers. Substantially all of the transaction-based costs are interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions. While some payments solution providers present their revenue in a similar fashion to us, others present their revenue net of transaction-based costs because, unlike us, they pass through these costs directly to their sellers and are not deemed the principal in these arrangements. Under our standard pricing model, we do not pass through these costs directly to our sellers. We also deduct bitcoin costs because we consider our role in the bitcoin transactions to be facilitating customer access to bitcoin. Since we only apply a small margin to the market cost of bitcoin when we sell bitcoin to customers, and we have no control over the cost of bitcoin in the market which tends to be volatile, we believe deducting bitcoin costs from the bitcoin transactions is a better reflection of the economic benefits as well as the Company's performance. We recognize acquired deferred revenue that was written down for purchase accounting since we believe that it is correlated with ordinary and ongoing operations of the acquired company and facilitates analysis of revenue growth and business trends. The acquired deferred revenue adjustment was not included in prior periods because it was immaterial or zero.
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

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Total net revenue	$959,359	$668,603
Less: transaction-based costs	409,069	327,911
Less: bitcoin costs	64,696	33,872
Add: deferred revenue adjustment related to purchase accounting	3,456	—
Adjusted Revenue	$489,050	$306,820

Adjusted EBITDA and Adjusted Net Income Per Share (Adjusted EPS)
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(38,151)	$(23,986)
Share-based compensation expense	61,088	46,824
Depreciation and amortization	18,971	10,160
Interest expense, net	4,681	2,112
Other expense, net	11,299	707
Provision for income taxes	129	175
Loss (gain) on disposal of property and equipment	19	(98)
Acquisition related costs	782	—
Acquired deferred revenue adjustment	3,456	—
Acquired deferred costs adjustment	(577)	—
Adjusted EBITDA	$61,697	$35,894

The following table presents a reconciliation of net income (loss) to Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net loss	$(38,151)	$(23,986)
Share-based compensation expense	61,088	46,824
Amortization of intangible assets	3,487	1,875
Amortization of debt discount and issuance costs	9,608	4,393
Loss on revaluation of equity investment	14,087	—
Loss (gain) on disposal of property and equipment	19	(98)
Acquisition related costs	782	—
Acquired deferred revenue adjustment	3,456	—
Acquired deferred costs adjustment	(577)	—
Adjusted Net Income - basic	$53,799	$29,008
Cash interest expense on convertible senior notes	$1,277	$—
Adjusted Net Income - diluted	$55,076	$29,008

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	419,289	395,948
Diluted	487,056	461,761

Adjusted Net Income Per Share:
Basic	$0.13	$0.07
Diluted	$0.11	$0.06

To calculate the diluted Adjusted EPS, we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$521,676	$583,173
Short-term restricted cash	33,220	33,838
Long-term restricted cash	14,433	15,836
Cash, cash equivalents, and restricted cash	$569,329	$632,847
Short-term investments	566,539	540,991
Long-term investments	481,063	464,680
Cash, cash equivalents, restricted cash and investments in marketable debt securities	$1,616,931	$1,638,518

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$32,444	$52,053
Net cash used in investing activities	(70,387)	(15,493)
Net cash provided by (used in) financing activities	(26,852)	3,038
Effect of foreign exchange rate on cash and cash equivalents	1,277	1,397
Net increase (decrease) in cash, cash equivalents and restricted cash	$(63,518)	$40,995

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of March 31, 2019, we had $1,569.3 million of cash and cash equivalents and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

As of March 31, 2019, we held $211.7 million in aggregate principal amount of convertible senior notes (2022 Notes) that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. Additionally, as of March 2019, we held $862.5 million in aggregate principal amount of convertible senior notes (2023 Notes) that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. We expect to settle future conversions of the 2022 Notes and 2023 Notes entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes and 2023 Notes.

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

Short-term restricted cash of $33.2 million as of March 31, 2019 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $14.4 million as of March 31, 2019 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

Cash Flows from Operating Activities

Cash provided by operating activities consisted of our net loss from operations adjusted for certain non-cash items including loss on revaluation of equity investment, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction, loan and advance losses, and deferred income taxes, as well as the effect of changes in operating assets and liabilities, including working capital.

For the three months ended March 31, 2019, cash provided by operating activities was $32.4 million, primarily as a result of:

•
Net loss of $38.2 million, offset by add back of non-cash items consisting primarily of share-based compensation of $61.1 million, transaction, loan and advance losses of $27.8 million, depreciation and amortization of $19.0 million, and loss on revaluation of equity investment of $14.1 million. The loss on revaluation of the equity investment is the mark to market valuation of the investment in Eventbrite. The other items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable (which includes customer funds obligation) of $912.7 million, settlements payable of $212.0 million, accrued expenses of $15.7 million, and other current liabilities of $17.0 million. Both customers payable and settlements payable balances increased significantly due to the period ending on a weekend, compared to a weekday in the prior period, as we settle processing payment activity on business days. These balances are largely offset by settlements receivable, described below, which moves in tandem. Accrued expenses increased primarily due to an increase in advertising and other marketing expenses. Other current liabilities increased primarily due to an increase in payables associated with Square Capital and Square Payroll.

•
The cash increases described above were offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $1,027.5 million, for reasons described above, increases in customer funds of $109.4 million as result of an increasing customer base with stored funds on the Cash App, the net loan activity related to loans held for sale of $40.2 million arising from increased loan purchases, charge-offs to accrued transaction losses of $17.4 million arising as a result of growth in GPV, and increases in other current assets of $19.3 million.

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

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $148.0 million. Customers payable balances increased significantly compared to December 31, 2017 primarily due to the increase in GPV at the end of the period. These balances are largely offset by settlements receivable, described below, which moves in tandem.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $81.5 million for reasons described above, increases in customer funds of $49.6 million as result of an increasing customer base with stored funds on the Cash App, and charge-offs to accrued transaction losses of $12.8 million arising as a result of growth in GPV.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, and business acquisitions.

For the three months ended March 31, 2019, cash used in investing activities was $70.4 million, primarily as a result of the purchase of marketable debt securities of $193.7 million, offset in part by proceeds from maturities and sales of marketable debt securities of $156.3 million. Additional uses of cash were as a result of the purchase of property and equipment of $18.2 million and business acquisitions, net of cash acquired of $11.2 million.
For the three months ended March 31, 2018, cash used in investing activities was $15.5 million primarily as a result of the purchase of marketable debt securities of $50.2 million, offset in part by proceeds from maturities of marketable debt securities of $45.5 million. Additional uses of cash were as a result of the purchase of property and equipment of $8.1 million.

Cash Flows from Financing Activities
For the three months ended March 31, 2019, cash used in financing activities was $26.9 million primarily as a result of proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $25.3 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $50.8 million.
For the three months ended March 31, 2018, cash provided by financing activities was $3.0 million primarily as a result of proceeds from issuances of common stock from the exercise of options of $31.4 million, offset in part by payments for employee tax withholding related to vesting of restricted stock units of $27.7 million.

Contractual Obligations and Commitments
There were no material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other Estimates

As disclosed in Note 17 of the Notes to the Condensed Consolidated Financial Statements, depending on the outcome of the classification of our primary business activity, we could be obligated to pay additional San Francisco Gross Receipts Tax together with associated penalties and interest, that in the aggregate could be material to our financial statements. Additionally, on November 6, 2018, voters of the City and County of San Francisco approved a ballot measure that may require increased taxes on gross receipts beginning January 1, 2019. If applicable to our business, the impact of this measure could further increase our tax exposure.
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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies have not materially changed during the three months ended March 31, 2019.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of March 31, 2019, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Equity Investment Risk

We hold an equity investment at fair value based on readily determinable market values, which is subject to market price volatility, and represents $31.3 million on our consolidated balance sheets as of March 31, 2019. A hypothetical decrease in price of 10%, which could be experienced in the near term, would result in a loss of $3.1 million in other expense on the consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

The Company adopted ASC 842, Leases, on January 1, 2019. As a result of the adoption, changes were made to our processes related to leases and the control activities within them in order to monitor and maintain appropriate controls over financial reporting. There was no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation” in Note 17 of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 under the heading “Risk Factors.”

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

Our total net revenue grew from $1,708.7 million in 2016 to $2,214.3 million in 2017 and to $3,298.2 million in 2018. Comparing the three months ended March 31, 2018 and 2019, our total net revenue grew from $668.6 million to $959.4 million. Our rate of revenue growth has slowed at times in the past, and may decline in the future, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $38.5 million, $62.8 million, and $171.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the three months ended March 31, 2019 and 2018, we generated net losses of $38.2 million and $24.0 million, respectively.

As of March 31, 2019, we had an accumulated deficit of $923.9 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate privacy and security measures. However, if our privacy and security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, cryptocurrencies, including bitcoin, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability, financial loss, and be subject to regulatory scrutiny, investigations, proceedings, and penalties.

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

We offer managed payments and other products and services to a large number of customers, and we vet and monitor these customers and the payments transactions we process for them as part of our risk management efforts. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions as well as potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and installment loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves in our books for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

We could be, and in the past have been, subject to penalties from payment card networks if we fail to detect that sellers are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered “high risk.” We must either prevent high-risk sellers from using our products and services or register such sellers with the payment card networks and conduct additional monitoring with respect to such sellers. Any such penalties could become material and could result in termination of our ability to accept payment cards or could require changes in our process for registering new sellers. This could materially and adversely affect our business.

We rely on third parties and their systems for a variety of services, including the processing of transaction data and settlement of funds to us and our sellers, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.

To provide our managed payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, various financial institution partners (including those for Square Capital and Cash App), systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors for each of the United States, Canada and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards we issued.

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

We are also monitoring developments related to the decision by the U.K. government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as "Brexit"), which could have significant implications for our business. In March 2017, the United Kingdom began the official process to leave the EU by March 2019, but this deadline has since been extended to October 31, 2019. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements for the Company as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued a decision regarding the Company's classification of its business activities. Although we disagree with the Tax Collector's decision and contest this classification, the ultimate resolution is uncertain. We are taking steps to vigorously defend our position, including challenging the classification of our primary business activity, challenging the applicable tax rate used, and possibly litigation. If the Company does not prevail and is otherwise unable to mitigate the impact of this tax we could be obligated to pay additional taxes, together with any associated penalties and interest. This may adversely affect our cash flows, financial condition, and results of operations. In addition, our future tax liability could be adversely affected by changes in tax laws, rates, and regulations. For example, on November 6, 2018, residents of the City and County of San Francisco approved a ballot measure that increases taxes on certain entities' gross receipts beginning January 1, 2019. We expect that if the measure is applicable to our business, it could further increase our exposure to additional taxes and associated penalties and interest and have a material impact on our future cash flows, financial condition, and results of operations. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

In September of 2018, the United States imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. Unless a deal is reached with China, the United States has stated that the current tariffs could increase from 10% to 25% pending any new trade policy. Moreover, if the U.S. administration imposes additional tariffs or takes other actions to limit trade with China or restrict exports from China, our other hardware devices produced in China could also be impacted. While it is too early to predict how any proposed and future tariffs and actions related to items imported from China or elsewhere will impact our business, we believe such actions would negatively impact our gross margin on the impacted products. Moreover, increases in pricing as a result of tariffs could reduce the competitiveness of our products. The impact of any increased or new tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, and results of future operations.

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

A significant natural or man-made disaster could have a material and adverse impact on our business. Our headquarters and certain of our data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our headquarters or data centers could result in lengthy interruptions in our services or could result in related liabilities. We have implemented a disaster recovery program, which enables us to move production to a back-up data center and employees to a distributed workplace plan in the event of a catastrophe. Although this program is functional, it may prove to be inadequate, increasing the risk of interruptions in our services, which could have a material and adverse impact on our business. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services.

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

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union adopted a General Data Protection Regulation (GDPR), which became effective in May 2018, superseding previous EU data protection legislation. The GDPR imposes more stringent data privacy and data protection requirements than prior EU data protection law and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we in certain cases utilize model contracts approved by the EU Commission. These model contracts have been legally challenged, and it is possible that they will be voided or modified, which could materially impact our ability to transfer personal data from the EU to other jurisdictions. In the United Kingdom, although a Data Protection Bill that substantially implements the GDPR became law in May 2018, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. The June 2016 approval by voters of a referendum to leave the EU, and the U.K.’s anticipated exit from the EU in 2019, has created uncertainty with regard to the regulation of data protection in the UK and data transfers between the U.K., the EU, and other jurisdictions, and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Brexit has created uncertainty with regard to the regulation of data protection in the U.K.

Likewise, the California Consumer Privacy Act of 2018 (CCPA) will become effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The CCPA was amended in September 2018, and further amendments have been, and likely will continue to be, proposed to this legislation in 2019. It remains unclear how various provisions of the CCPA will be interpreted and enforced. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Data privacy and security continues to be a rapidly evolving area, and further legislative activity will likely arise in the U.S., the EU, and other jurisdictions. For example, other states in the U.S. have proposed laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating federal privacy legislation. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and the GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments.

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

As of March 31, 2019, we had 559 issued patents in force in the United States and abroad and 633 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures are unable to prevent cyber-attacks. Our security measures, including those of our third-party service providers, may not detect or prevent all attempted security breaches or other attacks that may jeopardize the security of information stored in or transmitted by our systems or those of our third-party service providers. Such attacks could lead to the loss of critical data or the unauthorized disclosure or use of our proprietary information and other confidential information. Any such attacks, or the perception that such attacks have occurred, could negatively impact our ability to protect our intellectual property rights, our reputation, or customer trust in us and our products.

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

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, and finance lease arrangements. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit facilities for other reasons, and we may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Prior to December 1, 2021, in the case of the 2022 Notes, and prior to February 15, 2023, in the case of the 2023 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes for the relevant period in the calendar quarter ending March 31, 2019, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2019. Whether the Notes of either series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions solely in shares of our common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

For example, in February 2016, the FASB issued a new accounting standard for leasing. We adopted this new guidance on January 1, 2019, and elected the optional transition method to apply the transition provisions from the effective date of adoption. We recognized $112.0 million of operating right-of-use lease assets and $135.6 million of operating lease liabilities on our consolidated balance sheet. Additionally, we derecognized $149 million related to the build-to-suit asset and liability upon adoption of this standard because we are no longer deemed to be the owner of the related asset under construction under the new standard. Changes resulting from this and other new standards may result in materially different financial statements and results and may require that we change how we process, analyze, and report financial information and that we change financial reporting controls.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 72.2% of the voting power of our combined outstanding capital stock as of March 31, 2019. Our executive officers and directors and their affiliates held approximately 71.5% of the voting power of our combined outstanding capital stock as of March 31, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 to January 31	2,825 (i)	$56.09	—	—
February 1 to February 28	229,587 (ii)	—	—	—
March 1 to March 31	21,027 (iii)	—	—	—
Total	253,439	$ 56.09 (iv)	—	—
(i) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards.
(ii) The Company exercised a pro-rata portion    of the 2022 convertible note hedges (described in Note 12, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's common stock issued to settle the conversion of the 2022 Notes. The note hedges were net shares settled and the Company received 229,587 shares of the Company's common stock from the counterparties in February of 2019.
(iii) The Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's common stock issued to settle the conversion of the 2022 Notes. The note hedges were net shares settled and the Company received 21,027 shares of the Company's common stock from counterparties in March of 2019.
(iv) Excludes the shares received through the exercise of the note hedges.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment 1 to ASIC Development and Supply Agreement, dated as of January 15, 2019.	10-K	001-37622	10.23	February 27, 2019
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SQUARE, INC.

Date:	May 1, 2019	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)