Form 10-Q
period 2019-06-30
Square, Inc.
filed 2019-08-01
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

1455 Market Street, Suite 600
San Francisco, CA 94103
(Address of principal executive offices, including zip code)
(415) 375-3176
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0000001 par value per share	SQ	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2019, the number of shares of the registrant’s Class A common stock outstanding was 342,633,007 and the number of shares of the registrant’s Class B common stock outstanding was 84,497,676.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business; our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue, including our expectations regarding larger sellers, our plans for international expansion, our expectations regarding the Cash App ecosystem, the expected impact of our recent acquisitions, the anticipated impact of our sale of Caviar, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$617,282	$583,173
Short-term investments	572,206	540,991
Restricted cash	31,148	33,838
Settlements receivable	1,506,194	364,946
Customer funds	484,945	334,017
Loans held for sale	136,511	89,974
Other current assets	180,360	164,966
Total current assets	3,528,646	2,111,905
Property and equipment, net	130,747	142,402
Goodwill	270,161	261,705
Acquired intangible assets, net	84,216	77,102
Long-term investments	460,827	464,680
Restricted cash	14,433	15,836
Built-to-suit lease asset	—	149,000
Operating lease right-of-use assets	107,809	—
Other non-current assets	57,167	58,393
Total assets	$4,654,006	$3,281,023
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$1,802,128	$749,215
Settlements payable	290,652	54,137
Accrued transaction losses	39,630	33,682
Accrued expenses	106,351	82,354
Operating lease liabilities, current	24,955	—
Other current liabilities	111,878	99,153
Total current liabilities	2,375,594	1,018,541
Long-term debt, net of current portion (Note 12)	919,026	899,695
Built-to-suit lease liability	—	149,000
Operating lease liabilities, non-current	107,265	—
Other non-current liabilities	67,649	93,286
Total liabilities	3,469,534	2,160,522
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at June 30, 2019 and December 31, 2018. None issued and outstanding at June 30, 2019 and December 31, 2018.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at June 30, 2019 and December 31, 2018; 341,709,651 and 323,546,864 issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at June 30, 2019 and December 31, 2018; 84,508,342 and 93,501,142 issued and outstanding at June 30, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	2,116,063	2,012,328
Accumulated other comprehensive loss	(926)	(6,053)
Accumulated deficit	(930,665)	(885,774)
Total stockholders’ equity	1,184,472	1,120,501
Total liabilities and stockholders’ equity	$4,654,006	$3,281,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Transaction-based revenue	$775,510	$625,228	$1,432,272	$1,148,265
Subscription and services-based revenue	251,383	134,332	470,240	231,386
Hardware revenue	22,260	18,362	40,472	32,779
Bitcoin revenue	125,085	37,016	190,613	71,111
Total net revenue	1,174,238	814,938	2,133,597	1,483,541
Cost of revenue:
Transaction-based costs	490,349	395,349	899,418	723,260
Subscription and services-based costs	60,119	39,784	120,642	70,152
Hardware costs	33,268	25,536	60,209	45,238
Bitcoin costs	122,938	36,596	187,634	70,468
Amortization of acquired technology	1,719	1,857	3,095	3,437
Total cost of revenue	708,393	499,122	1,270,998	912,555
Gross profit	465,845	315,816	862,599	570,986
Operating expenses:
Product development	174,201	114,800	328,551	219,895
Sales and marketing	156,421	98,243	290,134	175,509
General and administrative	100,508	82,772	202,106	158,273
Transaction, loan and advance losses	34,264	21,976	62,105	40,007
Amortization of acquired customer assets	1,294	672	2,588	941
Total operating expenses	466,688	318,463	885,484	594,625
Operating loss	(843)	(2,647)	(22,885)	(23,639)
Interest expense, net	5,143	3,470	9,824	5,582
Other expense (income), net	1,230	(815)	12,529	(108)
Loss before income tax	(7,216)	(5,302)	(45,238)	(29,113)
Provision (benefit) for income taxes	(476)	604	(347)	779
Net loss	$(6,740)	$(5,906)	$(44,891)	$(29,892)
Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.11)	$(0.07)
Diluted	$(0.02)	$(0.01)	$(0.11)	$(0.07)
Weighted-average shares used to compute net loss per share
Basic	423,305	403,301	421,297	399,624
Diluted	423,305	403,301	421,297	399,624
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,740)	$(5,906)	$(44,891)	$(29,892)
Net foreign currency translation adjustments	261	(2,944)	527	(2,395)
Net unrealized gain (loss) on revaluation of intercompany loans	—	(458)	$75	$207
Net unrealized gain (loss) on marketable debt securities, net of tax	2,237	240	4,525	(950)
Total comprehensive loss	$(4,242)	$(9,068)	$(39,764)	$(33,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(44,891)	$(29,892)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,754	22,488
Non-cash interest and other expense	16,802	11,855
Share-based compensation	140,554	98,943
Replacement stock awards issued in connection with acquisition	—	757
Loss on revaluation of equity investment	18,929	—
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	14,354	—
Recovery of common stock in connection with indemnification settlement agreement	(789)	(2,745)
Transaction, loan and advance losses	62,105	40,007
Change in deferred income taxes	(2,229)	(688)
Changes in operating assets and liabilities:
Settlements receivable	(1,148,376)	(191,987)
Customer funds	(125,042)	(105,813)
Purchase of loans held for sale	(1,035,500)	(734,251)
Sales and principal payments of loans held for sale	975,823	716,950
Customers payable	1,052,867	267,746
Settlements payable	236,515	25,828
Charge-offs to accrued transaction losses	(36,050)	(26,030)
Other assets and liabilities	3,010	(22,136)
Net cash provided by operating activities	165,836	71,032
Cash flows from investing activities:
Purchase of marketable debt securities	(354,908)	(165,024)
Proceeds from maturities of marketable debt securities	220,229	79,273
Proceeds from sale of marketable debt securities	116,522	56,259
Purchase of marketable debt securities from customer funds	(88,064)	—
Proceeds from maturities of marketable debt securities from customer funds	63,000	—
Purchase of property and equipment	(30,162)	(23,143)
Payments for other investments	(2,000)	—
Purchase of intangible assets	—	(1,584)
Business combinations, net of cash acquired	(20,372)	(111,828)
Net cash used in investing activities	(95,755)	(166,047)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	855,663
Purchase of convertible senior note hedges	—	(172,586)
Proceeds from issuance of warrants	—	112,125
Payment of deferred purchase consideration	(95)	(640)
Principal payments on finance lease obligation	(2,568)	(1,375)
Proceeds from the exercise of stock options, net	66,921	67,199
Payments for tax withholding related to vesting of restricted stock units	(106,663)	(68,575)
Net cash provided by (used in) financing activities	(42,405)	791,811
Effect of foreign exchange rate on cash and cash equivalents	2,340	(3,505)
Net increase in cash, cash equivalents and restricted cash	30,016	693,291
Cash, cash equivalents and restricted cash, beginning of period	632,847	735,081
Cash, cash equivalents and restricted cash, end of period	$662,863	$1,428,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net loss	—	—	—	—	(38,151)	(38,151)
Shares issued in connection with:
Exercise of stock options	3,588,052	—	25,328	—	—	25,328
Vesting of early exercised stock options and other	425	—	36	—	—	36
Vesting of restricted stock units	1,994,156	—	—	—	—	—
Change in other comprehensive loss	—	—	—	2,629	—	2,629
Share-based compensation	—	—	62,835	—	—	62,835
Tax withholding related to vesting of restricted stock units	(741,324)	—	(50,801)	—	—	(50,801)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	43	—	1	—	—	1
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(250,614)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	(14,798)		(789)	—	—	(789)
Balance at March 31, 2019	421,623,946	—	2,048,938	(3,424)	(923,925)	1,121,589
Net loss	—	—	—	—	(6,740)	(6,740)
Shares issued in connection with:
Exercise of stock options	2,671,530	—	22,651	—	—	22,651
Purchases under employee stock purchase plan	360,328	—	18,942	—	—	18,942
Vesting of restricted stock units	2,339,193	—	—	—	—	—
Change in other comprehensive loss	—	—	—	2,498	—	2,498
Share-based compensation	—	—	81,392	—	—	81,392
Tax withholding related to vesting of restricted stock units	(777,006)	—	(55,862)	—	—	(55,862)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	86	—	2	—	—	2
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(84)	—	—	—	—	—
Balance at June 30, 2019	426,217,993	—	2,116,063	(926)	(930,665)	1,184,472

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2017	395,194,075	$—	$1,630,386	$(1,318)	$(842,735)	$786,333
Cumulative Adjustment ASC 606, Revenue from contracts with customers	—	—	—	—	(4,586)	(4,586)
Net loss	—	—	—	—	(23,986)	(23,986)
Shares issued in connection with:
Exercise of stock options	4,213,775	—	31,354	—	—	31,354
Vesting of early exercised stock options and other	—	—	136	—	—	136
Vesting of restricted stock units	1,625,534	—	—	—	—	—
Change in other comprehensive loss	—	—	—	24	—	24
Share-based compensation	—	—	48,356	—	—	48,356
Tax withholding related to vesting of restricted stock units	(649,305)	—	(27,651)	—	—	(27,651)
Balance at March 31, 2018	400,384,079	—	1,682,581	(1,294)	(871,307)	809,980
Net loss	—	—	—	—	(5,906)	(5,906)
Shares issued in connection with:
Exercise of stock options	3,246,683	—	23,267	—	—	23,267
Vesting of early exercised stock options and other	—	—	19	—	—	19
Purchases under employee stock purchase plan	450,236	—	12,578	—	—	12,578
Vesting of restricted stock units	2,385,704	—	—	—	—	—
Issuance of common stock in connection with business combination	2,658,139	—	140,154	—	—	140,154
Change in other comprehensive loss	—	—	—	(3,162)	—	(3,162)
Share-based compensation	—	—	54,810	—	—	54,810
Tax withholding related to vesting of restricted stock units	(773,120)	—	(40,924)	—	—	(40,924)
Conversion feature of convertible senior notes, due 2023, net of allocated costs	—	—	154,019	—	—	154,019
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2023	—	—	(172,586)	—	—	(172,586)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2023	—	—	112,125	—	—	112,125
Recovery of common stock in connection with indemnification settlement agreement	(469,898)	—	(2,745)	—	—	(2,745)
Balance at June 30, 2018	407,881,823	—	1,963,298	(4,456)	(877,213)	1,081,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that empower businesses, sellers and individuals to participate in the economy. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an easy way to send, spend, and store money, and Caviar is a food-ordering service. In July 2019, the Company entered into a definitive agreement to sell the Caviar business. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the UK.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other future annual or interim period.

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

Concentration of Credit Risk

For the three and six months ended June 30, 2019 and 2018, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 55%, 35%, and 7% of settlements receivable as of June 30, 2019. The same three parties represented approximately 45%, 33%, and 9% of settlements receivable as of December 31, 2018. All other third-party processors were insignificant.

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

New Accounting Policies
The Company adopted Accounting Standards Codification (ASC) 842, Leases on January 1, 2019, and elected the optional transition method to apply the transition provisions from the effective date of adoption, which requires the Company to report the cumulative effect of the adoption of the standard on the date of adoption with no changes to the prior period balances. Pursuant to the practical expedients, the Company has elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. Additionally, the Company has lease agreements with lease and non-lease components, which are accounted for separately. The Company recognized $112.0 million of operating right-of-use lease assets and $135.6 million of operating lease liabilities on its consolidated balance sheet upon adoption of this standard. Additionally, the Company derecognized $149 million related to the build-to-suit asset and liability upon adoption of this standard because the Company is no longer deemed to be the owner of the related asset under construction under the new standard. Refer to Note 17 for further detail.

Except for the adoption of ASC 842, there have been no material changes to the Company’s accounting policies during the six months ended June 30, 2019, as compared to the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses, which requires measurement and recognition of expected credit losses for financial assets held. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company intends to adopt this guidance effective January 1, 2020. The Company’s preliminary conclusion is that the new guidance will not have a material impact on its consolidated financial statements and related disclosures. The Company will continue to monitor this initial evaluation through the adoption date and therefore this preliminary conclusion may change.

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

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue from Contracts with Customers:
Transaction-based revenue	$775,510	$625,228	$1,432,272	$1,148,265
Subscription and services-based revenue	216,491	111,670	405,693	188,885
Hardware revenue	22,260	18,362	40,472	32,779
Bitcoin revenue	$125,085	$37,016	$190,613	$71,111
Revenue from other sources:
Subscription and services-based revenue	$34,892	$22,662	$64,547	$42,501

The deferred revenue balances were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred revenue, beginning of the period	$42,160	$3,353	$36,451	$5,893
Less: cumulative impact of the adoption of ASC 606	—	—	—	(4,303)
Deferred revenue, beginning of the period, as adjusted	42,160	3,353	36,451	1,590
Deferred revenue, end of the period	44,812	27,155	44,812	27,155
Deferred revenue arising from business combination	—	22,800	—	22,800
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$14,889	$1,975	$21,786	$1,095

NOTE 3 - INVESTMENTS

The Company's short-term and long-term investments as of June 30, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$125,614	$230	$(5)	$125,839
Corporate bonds	95,901	220	(72)	96,049
Commercial paper	3,973	—	—	3,973
Municipal securities	15,947	78	(4)	16,021
U.S. government securities	314,603	617	(47)	315,173
Non-U.S. government securities	15,175	21	(45)	15,151
Total	$571,213	$1,166	$(173)	$572,206

Long-term debt securities:
U.S. agency securities	$81,861	$400	$(84)	$82,177
Corporate bonds	196,687	805	(97)	197,395
Municipal securities	14,591	137	(16)	14,712
U.S. government securities	156,706	861	(149)	157,418
Non-U.S. government securities	9,081	54	(10)	9,125
Total	$458,926	$2,257	$(356)	$460,827

The Company's short-term and long-term investments as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$80,160	$32	$(70)	$80,122
Corporate bonds	109,807	80	(368)	109,519
Municipal securities	27,839	52	(59)	27,832
U.S. government securities	292,615	161	(509)	292,267
Non-U.S. government securities	31,263	4	(16)	31,251
Total	$541,684	$329	$(1,022)	$540,991

Long-term debt securities:
U.S. agency securities	$114,444	$194	$(78)	$114,560
Corporate bonds	159,783	419	(950)	159,252
Municipal securities	28,453	167	(26)	28,594
U.S. government securities	153,743	553	(172)	154,124
Non-U.S. government securities	8,122	28	—	8,150
Total	$464,545	$1,361	$(1,226)	$464,680

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short term nature of the investments.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$571,213	$572,206
Due in one to five years	458,926	460,827
Total	$1,030,139	$1,033,033

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2019	December 31, 2018
Cash	$307,848	$158,697
Cash Equivalents:
Money market funds	163	18
U.S. agency securities	23,112	39,991
U.S. government securities	27,974	35,349
Short-term debt securities:
U.S. agency securities	10,867	27,291
U.S. government securities	114,981	72,671
Total	$484,945	$334,017

The Company's investments within customer funds as of June 30, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$10,868	$1	$(2)	$10,867
U.S. government securities	114,910	81	(10)	114,981
Total	$125,778	$82	$(12)	$125,848

The Company's investments within customer funds as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$27,293	$2	$(4)	$27,291
U.S. government securities	72,662	12	(3)	72,671
Total	$99,955	$14	$(7)	$99,962

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short term nature of the investments.

The contractual maturities of the Company's investments within customer funds as of June 30, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$125,778	$125,848
Total	$125,778	$125,848

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$272,313	$—	$—	$218,109	$—	$—
U.S. agency securities	—	102,904	—	—	46,423	—
Commercial paper	—	—	—	—	—	—
Time deposits	10,081	—	—	—	—	—
U.S. government securities	39,663	—	—	—	—	—
Municipal securities	—	—	—	86,239	—	—
Non-U.S. government securities	—	—	—	—	23,981	—
Customer funds:
Money market funds	163	—	—	18	—	—
U.S. agency securities	—	33,978	—	—	67,282	—
U.S. government securities	142,956	—	—	108,020	—	—
Short-term debt securities:
U.S. agency securities	—	125,839	—	—	80,122	—
Corporate bonds	—	96,049	—	—	109,519	—
Commercial paper	—	3,973	—	—	—	—
Municipal securities	—	16,021	—	—	27,832	—
U.S. government securities	315,173	—	—	292,267	—	—
Non-U.S. government securities	—	15,151	—	—	31,251	—
Long-term debt securities:
U.S. agency securities	—	82,177	—	—	114,560	—
Corporate bonds	—	197,395	—	—	159,252	—
Municipal securities	—	14,712	—	—	28,594	—
U.S. government securities	157,418	—	—	154,124	—	—
Non-U.S. government securities	—	9,125	—	—	8,150	—
Other:
Marketable equity investment	26,413	—	—	45,342	—	—
Total	$964,180	$697,324	$—	$904,119	$696,966	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$733,366	$1,032,318	$718,522	$901,468
2022 Notes	185,660	672,074	181,173	515,693
Total	$919,026	$1,704,392	$899,695	$1,417,161

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$136,511	$143,023	$89,974	$93,064
Total	$136,511	$143,023	$89,974	$93,064

For the three and six months ended June 30, 2019, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $6.4 million and $13.1 million, respectively. For the three and six months ended June 30, 2018, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.2 million and $5.7 million, respectively.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2019 and 2018, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$105,411	$107,611
Computer equipment	85,930	80,093
Capitalized software	70,667	58,908
Office furniture and equipment	21,531	20,699
	283,539	267,311
Less: Accumulated depreciation and amortization	(152,792)	(124,909)
Property and equipment, net	$130,747	$142,402

Depreciation and amortization expense on property and equipment was $14.8 million and $30.3 million for the three and six months ended June 30, 2019, respectively. Depreciation and amortization expense on property and equipment was $9.3 million and $17.5 million for the three and six months ended June 30, 2018, respectively.

NOTE 7 - ACQUISITIONS

Weebly, Inc.
On May 31, 2018, the Company acquired 100% of the outstanding shares of Weebly, Inc., a technology company that offers customers website hosting and domain name registration solutions. The acquisition of Weebly enabled the Company to combine Weebly’s web presence tools with the Company's in-person and online offerings to create a cohesive solution for sellers to start or grow an omnichannel business. The acquisition expanded the Company’s customer base globally and added a new recurring revenue stream.

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

Consideration:
Cash	$132,432
Stock (2,418,271 shares of Class A common stock)	140,107
$272,539
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $25,758)	$46,978
Intangible customer assets	42,700
Intangible technology assets	14,900
Intangible trade name	11,300
Intangible other assets	961
Total liabilities assumed (including deferred revenue of $22,800)	(37,509)
Total identifiable net assets acquired	79,330
Goodwill	193,209
Total	$272,539

The Company had prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company recognized measurement period adjustments to the purchase consideration and the fair value of certain liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were prospectively applied. The effect of these adjustments on the preliminary purchase price allocation was an increase in goodwill and tax liabilities assumed of $3.7 million and $4.7 million, respectively. There was no impact to the consolidated statements of operations as result of these adjustments.
As of June 30, 2019, $19.4 million of cash and 363,266 shares of the total consideration were withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.
Goodwill from the Weebly acquisition is primarily attributable to the value of expected synergies created by incorporating Weebly solutions into the Company's technology platform and the value of the assembled workforce. None of the goodwill generated from the Weebly acquisition or the acquired intangible assets are expected to be deductible for tax purposes. Additionally, the acquisition would have resulted in recognition of deferred tax assets arising mainly from the net of deferred tax assets from acquired net operating losses (NOLs) and research and development credits, and deferred tax liabilities associated with intangible assets and deferred revenue. However, the realization of such deferred tax assets depends primarily on the Company's post-acquisition ability to generate taxable income in future periods. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

The acquisition of Weebly did not have a material impact on the Company's reported revenue or net loss amounts for any period presented. Accordingly, pro forma financial information has not been presented.

Other acquisitions

The Company spent an aggregate of $20.4 million, net of cash acquired, in connection with other immaterial acquisitions during the six months ended June 30, 2019, which resulted in the recognition of additional intangible assets and goodwill. Pro forma financial information has not been presented for any of our acquisitions as the impact to our consolidated financial statements was not material.

NOTE 8 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2018	$261,705
Acquisitions	10,832
Other adjustments	(2,376)
Balance at June 30, 2019	$270,161

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

During the three and six months ended June 30, 2019, the Company did not make any material acquisitions.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at June 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	57,484	(31,515)	25,969
Customer assets	57,109	(10,656)	46,453
Trade name	11,300	(3,060)	8,240
Other	5,299	(1,745)	3,554
Total	$131,192	$(46,976)	$84,216

	Balance at December 31, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$45,978	$(28,420)	$17,558
Customer assets	57,109	(8,068)	49,041
Trade name	11,300	(1,648)	9,652
Other	2,246	(1,395)	851
Total	$116,633	$(39,531)	$77,102

All intangible assets are amortized over their estimated useful lives. The weighted average amortization periods for acquired technology, customer intangible assets, and acquired trade name are approximately 5 years, 11 years and 4 years, respectively.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Acquired intangible assets, net, beginning of the period	$79,697	$14,138	$77,102	$14,334
Acquisitions	8,477	74,192	14,559	75,871
Amortization expense	3,958	2,816	7,445	4,691
Acquired intangible assets, net, end of the period	$84,216	$85,514	$84,216	$85,514

The total estimated future amortization expense of these intangible assets as of June 30, 2019 is as follows (in thousands):

2019 (remaining 6 months)	$8,216
2020	14,306
2021	13,109
2022	11,179
2023	9,649
Thereafter	27,757
Total	$84,216

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	June 30, 2019	December 31, 2018
Inventory, net	$29,354	$28,627
Processing costs receivable	61,116	46,102
Prepaid expenses	18,697	21,782
Accounts receivable, net	32,157	22,393
Other	39,036	46,062
Total	$180,360	$164,966

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	June 30, 2019	December 31, 2018
Accrued facilities expenses	$16,868	$13,040
Accrued payroll	12,125	9,612
Accrued advertising and other marketing	21,892	12,201
Processing costs payable	16,730	12,683
Accrued non income tax liabilities	9,131	9,503
Other accrued liabilities	29,605	25,315
Total	$106,351	$82,354

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable	$29,021	$36,416
Deferred revenue, current	38,639	31,474
Square Capital payable (i)	16,668	6,092
Square Payroll payable (ii)	12,394	7,534
Other	15,156	17,637
Total	$111,878	$99,153

(i) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(ii) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2019	December 31, 2018
Marketable equity investment (i)	$26,413	$45,342
Other	30,754	13,051
Total	$57,167	$58,393

(i) This balance represents the Company's investment in Class B common shares of Eventbrite, Inc. (Eventbrite). The investment is carried at fair value with changes in fair value being recorded on the consolidated statement of operations. During the three and six months ended June 30, 2019, the Company recorded a loss of $4.8 million and $18.9 million, respectively, to other expense (income), net on the consolidated statements of operations arising from revaluation of this investment.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2019	December 31, 2018
Statutory liabilities (i)	$48,516	$54,748
Deferred rent, non-current (ii)	—	23,003
Deferred revenue, non-current	6,173	4,977
Other	12,960	10,558
Total	$67,649	$93,286

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

(ii) The adoption of ASC 842 on January 1, 2019 resulted in the reclassification of deferred rent as an offset to right-of-use lease assets.

NOTE 12 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which extinguished the prior revolving credit agreement and provided for a $375.0 million revolving secured credit facility maturing in November 2020. This revolving credit agreement is secured by certain tangible and intangible assets.

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.3 million in unused commitment fees during both the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company's current policy is to settle conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances required to allow the holders to convert their 2023 Notes were not met during the six months ended June 30, 2019.

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

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through June 30, 2019. In 2018, certain holders of the 2022 Notes converted an aggregate principal amount of $228.3 million of their Notes. The Company settled the conversions through a combination of $219.4 million in cash and issuance of 7.3 million shares of the Company's Class A common stock. Conversions in the six months ended June 30, 2019 were not material. The Company currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
June 30, 2019
2023 Notes	$862,500	$(124,525)	$(4,609)	$733,366
2022 Notes	211,728	(23,531)	(2,537)	185,660
Total	$1,074,228	$(148,056)	$(7,146)	$919,026

December 31, 2018
2023 Notes	$862,500	$(138,924)	$(5,054)	$718,522
2022 Notes	211,728	(27,569)	(2,986)	181,173
	$1,074,228	$(166,493)	$(8,040)	$899,695

The net carrying amount of the equity component of the 2023 Notes and 2022 Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
June 30, 2019 and December 31, 2018
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	$196,731	$(2,339)	$194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$1,277	$850	$2,554	$1,263
Amortization of debt discount and issuance costs	9,725	6,830	19,333	11,223
Total	$11,002	$7,680	$21,887	$12,486

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. In 2018, the Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and the Company received 6.9 million shares of the Company's Class A common stock from the 2017 Counterparties in 2018. During the six months ended June 30, 2019, the Company received an additional 0.3 million shares of the Company's Class A common stock.

NOTE 13 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Accrued transaction losses, beginning of the period	$36,047	$28,309	$33,682	$26,893
Provision for transaction losses	22,190	14,087	41,998	28,345
Charge-offs to accrued transaction losses	(18,607)	(13,189)	(36,050)	(26,031)
Accrued transaction losses, end of the period	$39,630	$29,207	$39,630	$29,207

NOTE 14 - INCOME TAXES
The Company recorded an income tax benefit of $0.5 million and $0.3 million for the three and six months ended June 30, 2019, respectively, compared to income tax expense of $0.6 million and $0.8 million for the three and six months ended June 30, 2018, respectively. The income tax benefit recorded for the three and six months ended June 30, 2019 was primarily due to state and foreign income tax expense offset by a change in the valuation allowance on the Company's deferred tax assets.

The Company’s effective tax rate was 6.6% and 0.8% for the three and six months ended June 30, 2019, respectively, compared to an effective tax rate of (11.4)% and (2.7)% for the three and six months ended June 30, 2018, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2019 and June 30, 2018 primarily relates to losses in the U.S. and certain foreign jurisdictions for which no benefit can be taken.

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

As of June 30, 2019, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The tax provision for the three and six months ended June 30, 2019 and June 30, 2018, was calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 15 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of June 30, 2019, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of June 30, 2019, there were 341,709,651 shares of Class A common stock and 84,508,342 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

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

In conjunction with the 2022 Notes offering, the Company sold warrants whereby the 2017 Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the warrants associated with the 2022 and 2023 Notes offering were exercised as of June 30, 2019.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors or a committee thereof. As of June 30, 2019, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 23,518,561, and 82,520,758 shares were available for future issuance. As of June 30, 2019, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 22,067,602.

A summary of stock option activity for the six months ended June 30, 2019 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	33,152,881	$9.52	5.45	$1,543,793
Granted	1,184,657	72.15
Exercised	(6,259,582)	7.66
Forfeited	(130,671)	11.54
Balance at June 30, 2019	27,947,285	$12.59	5.42	$1,675,414

Options exercisable as of June 30, 2019	25,358,359	$9.12	5.12	$1,607,944

Restricted Stock Activity
Activity related to RSAs and RSUs during the six months ended June 30, 2019 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	17,934,728	$31.34
Granted	4,625,215	71.99
Vested	(3,943,408)	27.21
Forfeited	(977,657)	30.30
Unvested as of June 30, 2019	17,638,878	$42.98

Share-Based Compensation
The fair value of stock options and employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	2.37%	2.92%	2.48%	2.92%
Expected volatility	40.48%	30.87%	39.52%	30.87%
Expected term (years)	6.02	6.19	6.05	6.19

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$29	$30	$50	$61
Product development	56,144	33,806	98,793	64,288
Sales and marketing	7,833	5,634	14,035	10,595
General and administrative	15,460	12,649	27,676	23,999
Total	$79,466	$52,119	$140,554	$98,943

The Company recorded $4.7 million and $9.0 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2019, respectively, compared to $2.0 million and $4.2 million for the three and six months ended June 30, 2018, which are included in the table above.

The Company capitalized $1.9 million and $3.7 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2019, respectively, compared to $2.7 million and $4.3 million for the three and six months ended June 30, 2018, respectively.
As of June 30, 2019, there was $772.0 million of total unrecognized compensation cost related to outstanding awards that are expected to be recognized over a weighted-average period of 2.9 years.

NOTE 16 - NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,740)	$(5,906)	$(44,891)	$(29,892)
Basic shares:
Weighted-average common shares outstanding	424,105	403,390	421,983	400,318
Weighted-average unvested shares	(800)	(89)	(686)	(694)
Weighted-average shares used to compute basic net loss per share	423,305	403,301	421,297	399,624
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	423,305	403,301	421,297	399,624
Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.11)	$(0.07)
Diluted	$(0.02)	$(0.01)	$(0.11)	$(0.07)

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

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and restricted stock units	46,686	62,908	47,256	64,635
Common stock warrants	30,252	23,605	30,252	21,377
Convertible senior notes	20,305	—	20,305	—
Unvested shares	800	89	686	694
Employee stock purchase plan	169	170	195	189
Total anti-dilutive securities	98,212	86,772	98,694	86,895

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. The Company's leases have remaining lease terms of 1 year to 12 years, some of which include options to extend for 5 year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right of use asset or the associated lease liability. The Company elects to apply the short-term lease measurement and recognition exemption to its leases where applicable. In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to extend the lease term for two 5 year terms. The lease commencement date is expected to be in November 2019 with total lease payments over the term of approximately $276 million. Under the terms of this lease, the Company is required to make certain payments during the construction stage of the office space, which the Company will record as a prepaid lease asset. Additionally, the Company has finance leases for data center equipment, with remaining lease terms of approximately 2 years.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs	$7,487	$14,177
Sublease income	—	—
Finance lease costs
Amortization of right-of-use assets	1,284	2,577
Interest on lease liabilities	—	—
Total lease costs	$8,771	$16,754

For the periods presented, costs associated with short-term leases were not material.

Other information related to leases was as follows:

June 30, 2019
Weighted Average Remaining Lease Term:
Operating leases	4.5 years
Finance leases	1.1 years
Weighted Average Discount Rate:
Operating leases	4%
Finance leases	—%

Cash flows related to leases were as follows (in thousands):

Six Months Ended June 30,
2019
Cash flows from operating activities:
Payments for operating lease liabilities	$16,067
Cash flows from financing activities:
Principal payments on finance lease obligation	$2,568
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$21,905

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum finance lease payments as of June 30, 2019 are as follows (in thousands):

	Finance	Operating
Year:
2019 (remaining 6 months)	$2,461	$13,305
2020	2,446	40,578
2021	—	57,178
2022	—	57,054
2023	—	50,866
Thereafter	—	233,739
Total	$4,907	$452,720
Less amount representing interest	—	13,072
Less leases executed but not yet commenced	—	307,428
Total	$4,907	$132,220

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

The Treasurer & Tax Collector of the City and County of San Francisco (Tax Collector) has issued a decision for fiscal years 2014 and 2015, that the Tax Collector believes the Company’s primary business activity is financial services rather than information services, and accordingly, the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. The Company paid the liability for fiscal years 2014 and 2015 in the first quarter of 2018, as assessed by the Tax Collector, but disagrees with the Tax Collector’s assessment of the Company’s primary business activity. The Company believes its position has merit and intends to vigorously defend its position, including possibly through litigation. Should the Company not prevail, the Company could be obligated to pay additional taxes together with any associated penalties and interest for subsequent years that in aggregate could be material. The Company is currently unable to estimate the range of possible loss given the uncertainties associated with this matter, including uncertainties about the Tax Collector’s rationale for its position and about the amounts that may ultimately be subject to such taxes.

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

In addition, from time to time, the Company is involved in various other litigation matters and disputes arising in the ordinary course of business, including similar claims as those referenced above, alleging misclassification of couriers as independent contractors. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While the Company does not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on the Company's results of operations, financial position, or liquidity, the Company cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to the Company's operating results for any particular period.

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
Revenue
Revenue by geography is based on the billing addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
United States	$1,119,039	$777,335	$2,033,695	$1,417,508
International	55,199	37,603	99,902	66,033
Total net revenue	$1,174,238	$814,938	$2,133,597	$1,483,541

No individual country from the international markets contributed in excess of 10% of total revenue for the three and six months ended June 30, 2019 and 2018.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2019	December 31, 2018
Long-lived assets
United States	$580,939	$471,970
International	11,994	9,239
Total long-lived assets	$592,933	$481,209

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental Cash Flow Data:
Cash paid for interest	$2,836	$1,108
Cash paid for income taxes	1,717	854
Right-of-use assets obtained in exchange for operating lease obligations	21,905	—
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	14,047	9,708
Unpaid business combination purchase price	8,411	3,995
Fair value of common stock issued related to business combination	—	(139,396)
Recovery of common stock in connection with indemnification settlement agreement	789	2,745

NOTE 20 - SUBSEQUENT EVENTS

On July 25, 2019, the Company entered into a lease for certain office space located in St Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, under an operating lease agreement. The lease commencement date is expected to be in July 2020. The term of the agreement is 15.5 years and the future minimum lease payments for the term of the lease total $42.7 million.

On July 31, 2019, the Company entered into a definitive agreement with DoorDash, Inc. for the sale of the Company’s Caviar business, which offers food ordering and delivery services to customers. The Company is expected to receive $410 million in gross proceeds comprised of a combination of cash and DoorDash, Inc.'s preferred stock, subject to adjustments based on contractual provisions. The transaction is expected to close in 2019.

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

Overview
We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many innovative solutions to thrive, and we have expanded to provide them additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. In the same way that we have provided businesses with a cohesive ecosystem of tools, we introduced Cash App and are building a similar ecosystem of tools and services for individuals and sellers.

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

We also serve sellers through Caviar, a food ordering service for pickup, delivery, and catering that helps restaurants reach new customers and increase sales. For delivery of food orders, revenue consists of seller fees charged to restaurants and also delivery fees and service fees to individuals. For catered meals, revenue consists of the fees charged to corporate customers. All fees are recognized upon delivery of the food orders or catered meals, net of refunds. On July 31, 2019, we entered into a definitive agreement with DoorDash, Inc. for the sale of the Caviar business. We expect to receive $410 million in gross proceeds comprised of a combination of cash and DoorDash, Inc.'s preferred stock, subject to adjustments based on contractual provisions. The transaction is expected to close in 2019.

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

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Transaction-based revenue	$775,510	$625,228	$150,282	24%	$1,432,272	$1,148,265	$284,007	25%
Subscription and services-based revenue	251,383	134,332	117,051	87%	$470,240	$231,386	$238,854	103%
Hardware revenue	22,260	18,362	3,898	21%	40,472	32,779	$7,693	23%
Bitcoin revenue	125,085	37,016	88,069	238%	$190,613	$71,111	$119,502	168%
Total net revenue	$1,174,238	$814,938	$359,300	44%	$2,133,597	$1,483,541	$650,056	44%
Total net revenue for the three and six months ended June 30, 2019 increased by $359.3 million or 44% and $650.1 million or 44%, respectively, compared to the three and six months ended June 30, 2018.
Transaction-based revenue for the three and six months ended June 30, 2019 increased by $150.3 million or 24% and $284.0 million or 25%, respectively, compared to the three and six months ended June 30, 2018. This increase was attributable to growth in Gross Payment Volume (GPV) processed of 25% and 26% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. We continued to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 53% of our GPV in the second quarter of 2019, an increase from 50% in the second quarter of 2018. We continued to see ongoing success with attracting larger sellers and enabling their growth, which we believe will help us to drive strong GPV growth as we scale.
Subscription and services-based revenue for the three and six months ended June 30, 2019 increased by $117.1 million or 87% and $238.9 million or 103%, respectively, compared to the three and six months ended June 30, 2018. Growth was driven primarily by Cash App, Square Capital, Caviar and Instant Deposit, as well as the acquisitions of Weebly and Zesty completed in the second quarter of 2018. Cash App subscription and services-based revenue is primarily comprised of fees from Instant Deposit, interchange on Cash Card spend, as well as interest income earned on customer funds. Subscription and services-based revenue contributed 21% and 22% of total net revenue in the three and six months ended June 30, 2019, respectively, compared to 16% for both the three and six months ended June 30, 2018. As described above, on July 31, 2019, we entered into a definitive agreement to sell the Caviar business and accordingly we will no longer recognize any revenue from Caviar upon consummation of this transaction.

Hardware revenue for the three and six months ended June 30, 2019 increased by $3.9 million or 21% and $7.7 million or 23%, respectively, compared to the three and six months ended June 30, 2018. The increase primarily reflects growth in shipments of Square Terminal following its launch in the fourth quarter of 2018. The increase was also driven by continued growth in sales of our contactless and chip readers.

Bitcoin revenue for the three and six months ended June 30, 2019 increased by $88.1 million or 238% and $119.5 million or 168%, respectively, compared to the three and six months ended June 30, 2018. The increase was due to the timing of the product launch in 2018 and also an increase in customer demand in 2019. The amount of bitcoin revenue recognized will fluctuate depending on the volatility of bitcoin prices in the market and customer demand.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Transaction-based costs	$490,349	$395,349	$95,000	24%	$899,418	$723,260	$176,158	24%
Subscription and services-based costs	60,119	39,784	20,335	51%	120,642	70,152	50,490	72%
Hardware costs	33,268	25,536	7,732	30%	60,209	45,238	14,971	33%
Bitcoin costs	122,938	36,596	86,342	236%	187,634	70,468	117,166	166%
Amortization of acquired technology	1,719	1,857	(138)	(7)%	3,095	3,437	(342)	(10)%
Total cost of revenue	$708,393	$499,122	$209,271	42%	$1,270,998	$912,555	$358,443	39%

Total cost of revenue for the three and six months ended June 30, 2019 increased by $209.3 million or 42% and $358.4 million or 39%, respectively, compared to the three and six months ended June 30, 2018.

Transaction-based costs for the three and six months ended June 30, 2019 increased by $95.0 million or 24% and $176.2 million or 24%, respectively, compared to the three and six months ended June 30, 2018. This increase was primarily attributable to growth in GPV processed of 25% and 26% for the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018.

Subscription and services-based costs for the three and six months ended June 30, 2019 increased by $20.3 million or 51% and $50.5 million or 72%, respectively, compared to the three and six months ended June 30, 2018, primarily reflecting increased costs associated with the growth of Cash Card, Caviar, and Instant Deposit. For the periods presented, costs associated with Caviar are the largest component of total subscription and services-based costs. As described above, on July 31, 2019, we entered into a definitive agreement to sell the Caviar business and accordingly Caviar will not contribute to the subscription and services-based cost of revenue upon consummation of this transaction.

Hardware costs for the three and six months ended June 30, 2019 increased by $7.7 million or 30% and $15.0 million or 33%, respectively, compared to the three and six months ended June 30, 2018. The increase in hardware costs reflects growth in our sales of Square Terminal, and our contactless and chip readers, as described above. The growth in hardware costs outpaced revenue growth primarily due to production costs of Square Terminal which exceeded the revenue we derived from sales of that product and also due to a larger proportion of hardware sales through retail channels, which have lower margins.

Bitcoin cost for the three and six months ended June 30, 2019 increased by $86.3 million or 236% and $117.2 million or 166%, respectively, compared to the three and six months ended June 30, 2018. Bitcoin cost of revenue comprises of the amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Amortization of acquired technology assets for the three and six months ended June 30, 2019 decreased by $0.1 million or 7% and $0.3 million or 10%, respectively, compared to the three and six months ended June 30, 2018, as a result of certain technology assets reaching end of life, offset in part by assets acquired through business combinations in the second quarter of 2018.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product development	$174,201	$114,800	$59,401	52%	$328,551	$219,895	$108,656	49%
% of total net revenue	15%	14%			15%	15%
Sales and marketing	$156,421	$98,243	$58,178	59%	$290,134	$175,509	$114,625	65%
% of total net revenue	13%	12%			14%	12%
General and administrative	$100,508	$82,772	$17,736	21%	$202,106	$158,273	$43,833	28%
% of total net revenue	9%	10%			9%	11%
Transaction, loan and advance losses	$34,264	$21,976	$12,288	56%	$62,105	$40,007	$22,098	55%
% of total net revenue	3%	3%			3%	3%
Amortization of acquired customer assets	$1,294	$672	$622	93%	$2,588	$941	$1,647	175%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$466,688	$318,463	$148,225	47%	$885,484	$594,625	$290,859	49%

Product development expenses for the three and six months ended June 30, 2019 increased by $59.4 million or 52% and $108.7 million or 49%, respectively, compared to the three and six months ended June 30, 2018, due primarily to the following:

•
an increase of $49.3 million and $82.7 million in personnel costs for the three and six months ended June 30, 2019, respectively, related to our engineering, data science, and design teams, as well as the acquisition of Weebly, as we continued to improve and diversify our product offerings. The increase in personnel related costs includes an increase in share-based compensation expense of $22.3 million and $34.5 million for the three and six months ended June 30, 2019, respectively;

•
an increase of $5.5 million and $12.0 million in depreciation and amortization expense for the three and six months ended June 30, 2019, respectively, as a result of additions in property and equipment including capitalized software, data center equipment, and leasehold improvements to help our business scale and as result of assets acquired through the acquisition of Weebly; and

•	an increase of $4.3 million and $8.8 million in software and data center operating costs as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and six months ended June 30, 2019 increased by $58.2 million or 59% and $114.6 million or 65%, respectively, compared to the three and six months ended June 30, 2018, primarily due to the following:

•
an increase of $35.2 million and $69.9 million in costs for three and six months ended June 30, 2019, respectively, associated with increased volume of activity with our Cash App peer-to-peer service, transactions losses and also Cash Card issuance costs in line with an increase in users. We offer the peer-to-peer service to our Cash App customers for free, and we consider it to be a marketing tool to encourage the usage of Cash App, which includes Cash Card among other features;

•
an increase of $9.0 million and $17.7 million in advertising costs for the three and six months ended June 30, 2019, respectively, primarily from increased online and mobile marketing campaigns during the period; and

•
an increase of $7.5 million and $14.5 million in sales and marketing personnel costs for the three and six months ended June 30, 2019, respectively, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $2.2 million and $3.4 million for the three and six months ended June 30, 2019, respectively.

General and administrative expenses for the three and six months ended June 30, 2019 increased by $17.7 million or 21% and $43.8 million or 28%, respectively, compared to the three and six months ended June 30, 2018, primarily due to the following:

•
an increase of $11.0 million and $24.4 million in general and administrative personnel costs for the three and six months ended June 30, 2019, respectively, mainly as a result of additions to our support, finance, and legal personnel as we continued to add resources and skills as our business scales to support long-term growth. The increase in personnel related costs includes an increase in share-based compensation expense of $2.8 million and $3.7 million for the three and six months ended June 30, 2019, respectively; and

•	the remaining increase is primarily due to software and subscription costs, third-party legal and other professional fees and other administrative expenses.

Transaction, loan and advance losses for the three and six months ended June 30, 2019 increased by $12.3 million or 56% and $22.1 million or 55%, respectively, compared to the three and six months ended June 30, 2018, primarily due to the following:

•
transaction losses increased by $9.1 million and $14.6 million for the three and six months ended June 30, 2019, respectively, primarily due to growth in GPV in our seller business as well as growth of our Cash App platform. Seller transaction losses continued to trend below 0.1% of GPV, underscoring continued discipline in risk management; and

•
an increase of $3.2 million and $7.5 million in loan losses for the three and six months ended June 30, 2019, respectively, as a result of the growth and aging of our Square Capital loan portfolio as well as certain new loan products for which we continue to train our risk models.

Amortization of acquired customer assets for the three and six months ended June 30, 2019 increased by $0.6 million and $1.6 million, respectively, compared to the three and six months ended June 30, 2018, as a result of additional customer assets acquired through the business combinations in the second quarter of 2018 offset in part by certain customer assets reaching end of life.

Interest Expense, Net, and Other Income, Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense, net	$5,143	$3,470	$1,673	48%	$9,824	$5,582	$4,242	76%
Other expense (income), net	$1,230	$(815)	$2,045	NM	$12,529	$(108)	$12,637	NM

Interest expense, net, for the three and six months ended June 30, 2019 increased by $1.7 million and $4.2 million, respectively, compared to the three and six months ended June 30, 2018, primarily due to interest expense related to our convertible notes issued in May 2018, offset in part by interest income earned on our investments in marketable debt securities.

Other expense, net, for the three and six months ended June 30, 2019 increased by $2.0 million and $12.6 million, respectively, compared to the three and six months ended June 30, 2018, primarily due to a loss of $4.8 million and $18.9 million for the three and six months ended June 30, 2018, respectively, arising from revaluation of an equity investment in Eventbrite, Inc. Gains or losses arising from marking to market this investment may fluctuate significantly in future periods due to volatility of Eventbrite's stock price. This activity was offset in part by income earned from other marketable securities held for investment.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision (benefit) for income taxes	$(476)	$604	$(1,080)	(179)%	$(347)	$779	$(1,126)	(145)%
Effective tax rate	6.6%	(11.4)%			0.8%	(2.7)%

Provision for income taxes for both the three and six months ended June 30, 2019 decreased by $1.1 million, compared to the three and six months ended June 30, 2018 due to the release in the U.S. valuation allowance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$26,785	$21,372	$49,371	$39,198
Adjusted Revenue	$562,800	$385,433	$1,051,850	$692,253
Adjusted EBITDA	$105,304	$68,322	$167,001	$104,216
Adjusted Net Income Per Share:
Basic	$0.23	$0.15	$0.36	$0.23
Diluted	$0.21	$0.13	$0.32	$0.20

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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue, gross profit and our financial results presented in accordance with GAAP.

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total net revenue	$1,174,238	$814,938	$2,133,597	$1,483,541
Less: transaction-based costs	490,349	395,349	899,418	723,260
Less: bitcoin costs	122,938	36,596	187,634	70,468
Add: deferred revenue adjustment related to purchase accounting	1,849	2,440	5,305	2,440
Adjusted Revenue	$562,800	$385,433	$1,051,850	$692,253

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

•
We also exclude certain costs associated with acquisitions and other activities that are not normal recurring operating expenses, including amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting and due diligence costs, and we add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting. Such amounts were not included in prior periods as they were immaterial or zero.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,740)	$(5,906)	$(44,891)	$(29,892)
Share-based compensation expense	79,466	52,119	140,554	98,943
Depreciation and amortization	18,783	12,328	37,754	22,488
Interest expense, net	5,143	3,470	9,824	5,582
Other expense (income), net	1,230	(815)	12,529	(108)
Provision (benefit) for income taxes	(476)	604	(347)	779
Loss (gain) on disposal of property and equipment	281	73	300	(25)
Acquisition related and other costs	6,133	4,363	6,915	4,363
Acquired deferred revenue adjustment	1,849	2,440	5,305	2,440
Acquired deferred costs adjustment	(365)	(354)	(942)	(354)
Adjusted EBITDA	$105,304	$68,322	$167,001	$104,216

The following table presents a reconciliation of net income (loss) to Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(6,740)	$(5,906)	$(44,891)	$(29,892)
Share-based compensation expense	79,466	52,119	140,554	98,943
Amortization of intangible assets	3,958	2,816	7,445	4,691
Amortization of debt discount and issuance costs	9,725	6,830	19,333	11,223
Loss on revaluation of equity investment	4,842	—	18,929	—
Loss (gain) on disposal of property and equipment	281	73	300	(25)
Acquisition related and other costs	6,133	4,363	6,915	4,363
Acquired deferred revenue adjustment	1,849	2,440	5,305	2,440
Acquired deferred costs adjustment	(365)	(354)	(942)	(354)
Adjusted Net Income - basic	$99,149	$62,381	$152,948	$91,389
Cash interest expense on convertible senior notes	$1,277	$—	$2,554	$—
Adjusted Net Income - diluted	$100,426	$62,381	$155,502	$91,389

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	423,305	403,301	421,297	399,624
Diluted	486,532	470,022	486,794	465,892

Adjusted Net Income Per Share:
Basic	$0.23	$0.15	$0.36	$0.23
Diluted	$0.21	$0.13	$0.32	$0.20

To calculate the diluted Adjusted EPS, we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$617,282	$583,173
Short-term restricted cash	31,148	33,838
Long-term restricted cash	14,433	15,836
Cash, cash equivalents, and restricted cash	$662,863	$632,847
Short-term investments	572,206	540,991
Long-term investments	460,827	464,680
Cash, cash equivalents, restricted cash and investments in marketable debt securities	$1,695,896	$1,638,518

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$165,836	$71,032
Net cash used in investing activities	(95,755)	(166,047)
Net cash provided by (used in) financing activities	(42,405)	791,811
Effect of foreign exchange rate on cash and cash equivalents	2,340	(3,505)
Net increase in cash, cash equivalents and restricted cash	$30,016	$693,291

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of June 30, 2019, we had $1,650.3 million of cash and cash equivalents and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

As of June 30, 2019, we held $1.1 billion in aggregate principal amount of convertible senior notes, comprised of $211.7 million in aggregate principal amount of convertible senior notes that mature on March 1, 2022 (2022 Notes) and $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 (2023 Notes). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met. We currently expect to settle future conversions of the notes entirely in shares of the Company's Class A common stock and will reevaluate this policy from time to time as conversion notices are received from holders of the notes.

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

As described above, on July 31, 2019, we entered into a definitive agreement with DoorDash, Inc. for the sale of the Caviar business. We expect to receive $410 million in gross proceeds comprised of a combination of cash and DoorDash, Inc.'s preferred stock, subject to adjustments based on contractual provisions. The transaction is expected to close in 2019.

We believe that our existing cash and cash equivalents, investment in marketable debt securities, and availability under our line of credit will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, and planned capital expenditures for at least the next 12 months. From time to time, we may seek to raise additional capital through equity, equity-linked, and debt financing arrangements. We cannot provide assurance that any additional financing will be available to us on acceptable terms or at all.

Short-term restricted cash of $31.1 million as of June 30, 2019 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.

Long-term restricted cash of $14.4 million as of June 30, 2019 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

Cash Flows from Operating Activities

Cash provided by operating activities consisted of our net loss from operations adjusted for certain non-cash items, including loss on revaluation of equity investment, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction, loan and advance losses, and deferred income taxes, as well as the effect of changes in operating assets and liabilities, including working capital.

For the six months ended June 30, 2019, cash provided by operating activities was $165.8 million, primarily as a result of:

•
Net loss of $44.9 million, offset by add back of non-cash items consisting primarily of share-based compensation of $140.6 million, transaction, loan and advance losses of $62.1 million, depreciation and amortization of $37.8 million, loss on revaluation of equity investment of $18.9 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $14.4 million. The loss on revaluation of the equity investment is the mark to market valuation of the investment in Eventbrite. The other items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable (which includes customer funds obligation) of $1,052.9 million and settlements payable of $236.5 million. Both customers payable and settlements payable balances increased significantly due to the period ending on a weekend, compared to a weekday in the prior period, as we settle processing payment activity on business days. These balances are largely offset by settlements receivable, described below, which moves in tandem.

•
The cash increases described above were offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $1,148.4 million, for reasons described above, increases in customer funds of $125.0 million as result of an increasing customer base with stored funds on the Cash App, the net loan activity related to loans held for sale of $59.7 million arising from increased loan purchases, and charge-offs to accrued transaction losses of $36.1 million arising as a result of growth in GPV.

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

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $267.7 million and settlements payable of $25.8 million. Both customers payable and settlements payable balances increased significantly compared to as of December 31, 2017 primarily due to the increase in GPV at the end of the period. These balances are largely offset by settlements receivable, described below, which moves in tandem.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $192.0 million for reasons described above, increases in customer funds of $105.8 million as result of an increasing customer base with stored funds on the Cash App, charge-offs to accrued transaction losses of $26.0 million arising as a result of growth in GPV, the net activity related to loans held for sale of $17.3 million arising from increased loan purchases, and changes in other assets and liabilities of $22.1 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, and business acquisitions.
For the six months ended June 30, 2019, cash used in investing activities was $95.8 million, primarily as a result of the purchases of marketable debt securities, net of maturities and sales of $18.2 million and the purchases of marketable debt securities from customer funds, net of maturities of $25.1 million. Additional uses of cash were as a result of the purchase of property and equipment of $30.2 million and business acquisitions, net of cash acquired of $20.4 million.

For the six months ended June 30, 2018, cash used in investing activities was $166.0 million, primarily as a result of business acquisitions, net of cash acquired of $111.8 million and the purchase of marketable debt securities, net of maturities and sales of $29.5 million. Additional uses of cash were as a result of the purchase of property and equipment of $23.1 million.

Cash Flows from Financing Activities
For the six months ended June 30, 2019, cash used in financing activities was $42.4 million primarily as a result of proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $66.9 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $106.7 million.
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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies have not materially changed during the six months ended June 30, 2019.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of June 30, 2019, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Equity Investment Risk

We hold an equity investment at fair value based on readily determinable market values, which is subject to market price volatility, and represents $26.4 million on our consolidated balance sheets as of June 30, 2019. A hypothetical decrease in price of 10%, which could be experienced in the near term, would result in a loss of $2.6 million in other expense on the consolidated statements of operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our total net revenue grew from $1,708.7 million in 2016 to $2,214.3 million in 2017 and to $3,298.2 million in 2018. Comparing the six months ended June 30, 2018 and 2019, our total net revenue grew from $1,483.5 million to $2,133.6 million. Our rate of revenue growth has slowed at times in the past, and may decline in the future, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $38.5 million, $62.8 million, and $171.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the six months ended June 30, 2019 and 2018, we generated net losses of $44.9 million and $29.9 million, respectively.

As of June 30, 2019, we had an accumulated deficit of $930.7 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate privacy and security measures. However, if our privacy and security measures or those of third party developers and vendors are inadequate or are breached as a result of third-party action, user error, employee error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, cryptocurrencies, including bitcoin, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability, financial loss, and be subject to litigation, regulatory scrutiny, investigations, proceedings, and penalties.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for their cost of issuing new cards and other related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platform. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

We offer managed payments and other products and services to a large number of customers. We vet and monitor these customers and the payments transactions we process for them as part of our risk management efforts. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions and potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and installment loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves in our books for those losses. Furthermore, if our risk management policies and processes contain errors or are otherwise ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

We derive a significant portion of our revenue from transaction-based fees we collect in connection with managed payments services. While we intend to continue to broaden the scope of products and services we offer, we may not be successful in deriving any significant revenue from these products and services. Failure to broaden the scope of products and services that are attractive may inhibit the growth of repeat business and harm our business, as well as increase the vulnerability of our core payments business to competitors offering a full suite of products and services. Furthermore, we may have limited or no experience in our newer markets. For example, we cannot assure you that any of our products or services will be widely accepted or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our newer activities may not recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

The success of enhancements, new features, and products and services depends on several factors, including the timely completion, introduction, and market acceptance of the enhancements or new features, products, or services. We often rely not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in mobile, software, communications, and database technologies. Moreover, our success may depend on our ability to provide products and services that are tailored to specific needs and requirements of our customers. We may not be successful in developing such solutions, modifications, or enhancements or in bringing them to market in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. In a majority of these cases, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the first quarter of 2020 and the third quarter of 2022. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on commercially reasonable terms. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

We are required to pay interchange and assessment fees, processing fees, and bank settlement fees to third-party payment processors and financial institutions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In addition, our acquiring processors and payment card networks may refuse to renew our agreements with them on commercially reasonable terms or at all. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a flat rate for our managed payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our acquiring processors could make our pricing look less competitive, lead us to change our pricing model, or adversely affect our margins.

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

To provide our managed payments solution and other products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, various financial institution partners (including those for Square Capital and Cash App), systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors for each of the United States, Canada, and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards we issued.

In addition, we use third-party technology and systems for a variety of our day-to-day business operations. Although we have developed systems and processes that are designed to prevent data loss, misuse, and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor, such measures cannot provide absolute security.

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

Factors that may cause fluctuations in our quarterly financial results include our ability to attract and retain new customers; seasonality in our business or our sellers' business, including seasonal fluctuations in the amount of transactions our sellers are processing; the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure, as well as the success of those expansions and upgrades; the outcomes of legal proceedings and claims; our ability to maintain or increase revenue, gross margins, and operating margins; our ability to continue introducing new products and services and to continue convincing customers to adopt additional offerings; increases in and timing of expenses that we may incur to grow and expand our operations and to remain competitive, including acquisitions, divestitures, and other strategic transactions and related transaction and integration costs; period-to-period volatility related to fraud and risk losses; system failures resulting in the inaccessibility of our products and services; changes in the regulatory environment, including with respect to security, privacy, data protection or enforcement of laws and regulations by regulators, including fines, orders, or consent decrees; changes in global business or macroeconomic conditions; unusual weather conditions or natural disasters; general retail buying patterns; and the other risks described in this Quarterly Report on Form 10-Q. In addition, from time to time we make investments in equity that is, or may become, publicly held. We may experience volatility due to changes in the market prices of such equity investments, which may be material to our results in any given quarter and may cause our stock price to decline.

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

If we do not continue to improve our operational, financial, and other internal controls and systems to manage growth effectively, our business could be harmed.

Our current business and anticipated growth will continue to place significant demands on our management and other resources. In order to manage our growth effectively, we must continue to strengthen our existing infrastructure and operational procedures, enhance our internal controls and reporting systems, and ensure we timely and accurately address issues as they arise. In particular, our continued growth will increase the challenges involved in:

•	improving and implementing existing and developing new internal administrative infrastructure, particularly our operational, financial, communications, and other internal systems and procedures;

•	installing enhanced management information and control systems; and

•	preserving our core values, strategies, and goals and effectively communicating these to our employees worldwide.

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

We are also monitoring developments related to the decision by the U.K. government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as "Brexit"), which could have significant implications for our business. In March 2017, the United Kingdom began the official process to leave the EU by March 2019, but this deadline has since been extended to October 31, 2019. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations, and licensing requirements for the Company as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued a decision regarding the Company's classification of its business activities. Although we disagree with the Tax Collector's decision and contest this classification, the ultimate resolution is uncertain. We are taking steps to vigorously defend our position, including challenging the classification of our primary business activity, challenging the applicable tax rate used, and possibly litigation. If the Company does not prevail and is otherwise unable to mitigate the impact of this tax we could be obligated to pay additional taxes, together with any associated penalties and interest. This may adversely affect our cash flows, financial condition, and results of operations. In addition, our future tax liability could be adversely affected by changes in tax laws, rates, and regulations. For example, on November 6, 2018, residents of the City and County of San Francisco approved a ballot measure that may increase taxes on certain entities' gross receipts beginning January 1, 2019. We expect that if the measure is applicable to our business, it could further increase our exposure to additional taxes and associated penalties and interest and have a material impact on our future cash flows, financial condition, and results of operations. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

•
acquired businesses or businesses in which we invest may not have adequate controls, processes and procedures to ensure compliance with laws and regulations, including with respect to data privacy and security, and our due diligence process may not identify compliance issues or other liabilities;

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

We may also choose to divest certain businesses or product lines. For example, in July 2019, we entered into a definitive agreement to sell our Caviar business. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of or entire businesses, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations, and divert management and our employees’ time and attention. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

Many of the key components used to manufacture our products, such as the custom parts of our magstripe reader, including its magnetic stripe-reading element, its plastic cover, and its application-specific integrated circuits, come from limited or single sources of supply, as do the plastic cover, connector, and security cage of our contactless and chip reader. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles our magstripe reader and our contactless and chip reader, as well as manufactures those products’ plastic parts with custom tools that we own but that they maintain on their premises. The term of the agreement with that manufacturer automatically renews for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement extends through March 2021 and then renews for consecutive one-year periods unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider renews for successive two-year terms unless either party provides notice of non-renewal.

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, trade restrictions, changes in legal or regulatory requirements, or other similar problems.

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

In September of 2018, the United States imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. The tariffs were initially set at 10%, but were increased to 25% in May 2019. These tariffs negatively affect the gross margin on the impacted products, which only partially has been offset by adjustments to the prices of some of the affected products. If the U.S. administration imposes additional tariffs or takes other actions to limit trade with China or restrict exports from China, our other hardware devices produced in China could also be impacted. Any future tariffs and actions related to items imported from China or elsewhere could negatively impact our gross margin on the impacted products, and increases in pricing as a result of tariffs could reduce the competitiveness of our products. The impact of any increased or new tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, and results of future operations.

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

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects in our customer-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, or systems, we may face negative publicity, government investigations, and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited and it is uncertain what effect such diminished control will have on the quality of our products. If there are defects in the manufacture of our hardware products, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware continues to increase in size and complexity, these risks may correspondingly increase as well.

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

Additionally, electronic payment products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, alter, degrade, or sabotage them change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them, and our data encryption and other security measures may be unable to prevent unauthorized use by hackers. If we or our sellers are unable to anticipate or prevent these attacks, our sellers' businesses may be harmed, our reputation could be damaged, and we could incur significant liability. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these attacks.

Systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services, or those of our sellers, could harm our business and our brand, and subject us to substantial liability.

Our systems and those of our third-party vendors, including data center facilities, may experience service interruptions, denial-of-service and other cyber-attacks and security incidents, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions and other financial services, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

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

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoins could adversely affect our customers’ ability to access or sell their bitcoins and could harm customer trust in us and our products. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoins or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products.

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

We have partnered, on a non-exclusive basis, with a Utah-chartered, member FDIC industrial bank to originate the loans. Such bank may offer products that compete with ours. The bank is subject to oversight both by the FDIC and the State of Utah. Due to the fact that we are a service-provider to our bank partner, we are subject to audit standards for third-party vendors in accordance with FDIC guidance and examinations by the FDIC. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan. If our bank partner ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or make business loans ourselves pursuant to state licensing requirements, Square Capital may need to enter into a new partnership with another qualified financial institution, revert to the merchant cash advance (MCA) model, or pursue an alternative model for originating business loans, all of which may be time-consuming and costly and/or lead to a loss of institutional third-party investors willing to purchase such business loans or MCAs, and as a result Square Capital may be materially and adversely affected.

We intend to continue to explore other products, models, and structures for Square Capital, including other channels to serve merchants that are not Square sellers, forming a Utah industrial loan corporation, offering consumer financing and other forms of credit and loan origination. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. The licenses required in connection with our consumer lending program and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union adopted a General Data Protection Regulation (GDPR), which became effective in May 2018, superseding previous EU data protection legislation. The GDPR imposes more stringent data privacy and data protection requirements than prior EU data protection law and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we in certain cases utilize model contracts approved by the EU Commission. These model contracts have been legally challenged, and it is possible that they will be voided or modified, which could materially impact our ability to transfer personal data from the EU to other jurisdictions. In the United Kingdom, although a Data Protection Bill that substantially implements the GDPR became law in May 2018, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. The June 2016 approval by voters of a referendum to leave the EU, and the U.K.’s anticipated exit from the EU in 2019, has created uncertainty with regard to the regulation of data protection in the UK and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world.

Likewise, the California Consumer Privacy Act of 2018 (CCPA) will become effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The CCPA was amended in September 2018, and further amendments have been, and likely will continue to be, proposed to this legislation in 2019. It remains unclear how various provisions of the CCPA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity will likely arise in the U.S., the EU, and other jurisdictions. For example, other states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation, including CCPA, potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, U.S. and international laws that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and the GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. We post on our website our privacy policies and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the GDPR in the EU and the CCPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy policies, changing consumer expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third party vendor or developer partnerships, and materially and adversely affect our business.

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

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations, consumer sentiment, and industry standards or new interpretations or applications of existing laws, regulations, and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and financial condition.

Our business is subject to complex and evolving regulations and oversight related to our provision of payments services and other financial services.

The local, state, federal, and international laws, regulations, licensing schemes, and industry standards that govern our business include or may in the future include those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, consumer protection, anti-money laundering, escheatment, international sanctions regimes, data privacy and security, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Consumer Financial Protection Bureau, the Federal Deposit Insurance Corporation, the Securities and Exchange Commission, self-regulatory organizations, and numerous state and local agencies. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services, including those enforced by the Ministry of Economy, Trade, and Industry in Japan, those enforced by the Australian Transaction Reports and Analysis Centre, and those enforced by the Financial Conduct Authority in the United Kingdom. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. If we pursue additional or alternative means of growing Square Capital, additional state and federal regulations would apply. Similarly, if we choose to offer Square Payroll in more jurisdictions, additional regulations, including tax rules, will apply. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

We have introduced a feature to the Cash App that permits our customers to buy and sell bitcoin. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. We do not believe that the bitcoin platform involves offering securities that are subject to the registration or other provisions of federal or state securities laws. We also do not believe our Bitcoin-related transactions subject us to regulation under the federal securities laws, including as a broker-dealer or an investment adviser, or registration under the federal commodities laws. However, the regulation of cryptocurrency and crypto platforms is still an evolving area, and it is possible that a court or a federal or state regulator could disagree with one or more of these conclusions. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, and to the extent that the feature is viewed by the market as a valuable asset to Square, the price of our Class A common stock could decrease.

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

We receive significant media attention, which could result in increased litigation or other legal or regulatory proceedings. In addition, some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. Evolving case law over worker classification, including a California Supreme Court decision, increases litigation in this area and may have ramifications as to how we operate certain segments of our business and our engagement with independent contractors. For example, a determination in, or settlement of, any legal proceeding involving us or others that determines that workers of the type we maintain are independent contractors instead are employees could harm our business, financial condition, and results of operations, including, but not necessarily limited to, as a result of monetary exposure arising from or relating to penalties, defense costs, taxes, wages, and other matters and potential costs of such workers unionizing or attempting to unionize.

The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

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

As of June 30, 2019, we had 592 issued patents in force in the United States and abroad and 626 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

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

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, and our existing credit facility contains, and any future debt financing may contain, covenants that impact the operation of our business and pursuit of business opportunities.

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

Prior to December 1, 2021, in the case of the 2022 Notes, and prior to February 15, 2023, in the case of the 2023 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes for the relevant period in the calendar quarter ending June 30, 2019, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2019. Whether the Notes of either series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 71.2% of the voting power of our combined outstanding capital stock as of June 30, 2019. Our executive officers and directors and their affiliates held approximately 72.4% of the voting power of our combined outstanding capital stock as of June 30, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Anti-takeover provisions contained in our amended and restated certificate of incorporation, our amended and restated bylaws, and provisions of Delaware law could impair a takeover attempt.

Our amended and restated certificate of incorporation, our amended and restated bylaws, and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 to April 30	4,043 (i)	$76.32	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	84 (ii)		—	—
Total	4,127	$ 76.32 (iii)	—	—
(i) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards.
(ii) The Company exercised a pro-rata portion    of the 2022 convertible note hedges (described in Note 12, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's common stock issued to settle the conversion of the 2022 Notes. The note hedges were net shares settled and the Company received 84 shares of the Company's common stock from the counterparties in June of 2019.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Square, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

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

SQUARE, INC.

Date:	August 1, 2019	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)