Form 10-Q
period 2019-09-30
Square, Inc.
filed 2019-11-06
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, the number of shares of the registrant’s Class A common stock outstanding was 347,159,861 and the number of shares of the registrant’s Class B common stock outstanding was 82,521,616.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App ecosystem, our expectations regarding product launches, the expected impact of our recent acquisitions, the anticipated impact of our sale of Caviar, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$612,048	$583,173
Short-term investments	557,656	540,991
Restricted cash	27,389	33,838
Settlements receivable	564,492	364,946
Customer funds	660,599	334,017
Loans held for sale	120,776	89,974
Other current assets	215,806	164,966
Total current assets	2,758,766	2,111,905
Property and equipment, net	134,034	142,402
Goodwill	265,974	261,705
Acquired intangible assets, net	72,793	77,102
Long-term investments	564,508	464,680
Restricted cash	14,433	15,836
Built-to-suit lease asset	—	149,000
Operating lease right-of-use assets	108,670	—
Other non-current assets	81,326	58,393
Total assets	$4,000,504	$3,281,023
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$1,268,034	$749,215
Settlements payable	81,597	54,137
Accrued transaction losses	37,419	33,682
Accrued expenses	124,005	82,354
Operating lease liabilities, current	25,779	—
Other current liabilities	108,067	99,153
Total current liabilities	1,644,901	1,018,541
Long-term debt, net of current portion (Note 13)	928,869	899,695
Built-to-suit lease liability	—	149,000
Operating lease liabilities, non-current	106,457	—
Other non-current liabilities	70,483	93,286
Total liabilities	2,750,710	2,160,522
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at September 30, 2019 and December 31, 2018. None issued and outstanding at September 30, 2019 and December 31, 2018.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at September 30, 2019 and December 31, 2018; 346,552,092 and 323,546,864 issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at September 30, 2019 and December 31, 2018; 82,521,716 and 93,501,142 issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	2,153,449	2,012,328
Accumulated other comprehensive loss	(2,387)	(6,053)
Accumulated deficit	(901,268)	(885,774)
Total stockholders’ equity	1,249,794	1,120,501
Total liabilities and stockholders’ equity	$4,000,504	$3,281,023
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Transaction-based revenue	$816,622	$655,384	$2,248,894	$1,803,649
Subscription and services-based revenue	279,801	166,203	750,041	397,589
Hardware revenue	21,766	17,558	62,238	50,337
Bitcoin revenue	148,285	42,963	338,898	114,074
Total net revenue	1,266,474	882,108	3,400,071	2,365,649
Cost of revenue:
Transaction-based costs	519,312	414,456	1,418,730	1,137,716
Subscription and services-based costs	63,352	47,078	183,994	117,230
Hardware costs	35,672	23,229	95,881	68,467
Bitcoin costs	146,167	42,408	333,801	112,876
Amortization of acquired technology	1,934	2,277	5,029	5,714
Total cost of revenue	766,437	529,448	2,037,435	1,442,003
Gross profit	500,037	352,660	1,362,636	923,646
Operating expenses:
Product development	168,771	135,773	497,322	355,668
Sales and marketing	149,467	116,337	439,601	291,846
General and administrative	115,980	85,527	318,086	243,800
Transaction, loan and advance losses	32,722	23,596	94,827	63,603
Amortization of acquired customer assets	1,003	1,294	3,591	2,235
Total operating expenses	467,943	362,527	1,353,427	957,152
Operating income (loss)	32,094	(9,867)	9,209	(33,506)
Interest expense, net	5,632	7,224	15,456	12,806
Other expense (income), net	(5,541)	(37,800)	6,988	(37,908)
Income (loss) before income tax	32,003	20,709	(13,235)	(8,404)
Provision for income taxes	2,606	1,066	2,259	1,845
Net income (loss)	$29,397	$19,643	$(15,494)	$(10,249)
Net income (loss) per share:
Basic	$0.07	$0.05	$(0.04)	$(0.03)
Diluted	$0.06	$0.04	$(0.04)	$(0.03)
Weighted-average shares used to compute net income (loss) per share
Basic	427,124	409,690	423,239	402,980
Diluted	466,099	474,915	423,239	402,980
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$29,397	$19,643	$(15,494)	$(10,249)
Net foreign currency translation adjustments	(2,812)	(946)	(2,285)	(3,341)
Net unrealized gain (loss) on revaluation of intercompany loans	—	(296)	$75	$(89)
Net unrealized gain (loss) on marketable debt securities, net of tax	1,351	(647)	5,876	(1,597)
Total comprehensive income (loss)	$27,936	$17,754	$(11,828)	$(15,276)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,494)	$(10,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,879	38,323
Non-cash interest and other expense	25,486	23,554
Loss on extinguishment of long-term debt	—	1,625
Share-based compensation	217,980	157,856
Replacement stock awards issued in connection with acquisition	—	899
Loss (gain) on revaluation of equity investment	16,467	(36,908)
Amortization of operating lease right-of-use assets and accretion of operating lease liabilities	21,950	—
Recovery of common stock in connection with indemnification settlement agreement	(789)	(2,745)
Transaction, loan and advance losses	94,827	63,603
Change in deferred income taxes	(1,054)	(563)
Changes in operating assets and liabilities:
Settlements receivable	(215,594)	(579,769)
Customer funds	(202,718)	(156,162)
Purchase of loans held for sale	(1,596,394)	(1,139,142)
Sales and principal payments of loans held for sale	1,547,158	1,130,378
Customers payable	519,123	581,530
Settlements payable	27,460	88,486
Charge-offs to accrued transaction losses	(56,486)	(40,354)
Other assets and liabilities	(34,218)	(1,702)
Net cash provided by operating activities	404,583	118,660
Cash flows from investing activities:
Purchase of marketable debt securities	(758,969)	(859,060)
Proceeds from maturities of marketable debt securities	325,682	128,603
Proceeds from sale of marketable debt securities	327,247	106,358
Purchase of marketable debt securities from customer funds	(237,640)	—
Proceeds from maturities of marketable debt securities from customer funds	115,200	—
Purchase of property and equipment	(45,826)	(37,173)
Payments for other investments	(2,000)	—
Purchase of intangible assets	—	(1,584)
Business combinations, net of cash acquired	(20,372)	(112,399)
Net cash used in investing activities	(296,678)	(775,255)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	855,663
Purchase of convertible senior note hedges	—	(172,586)
Proceeds from issuance of warrants	—	112,125
Principal payment on conversion of senior notes	—	(70,047)
Payments for tax withholding related to vesting of restricted stock units	(164,044)	(125,899)
Proceeds from the exercise of stock options, net	81,781	94,780
Other financing activities	(3,946)	(3,298)
Net cash provided by (used in) financing activities	(86,209)	690,738
Effect of foreign exchange rate on cash and cash equivalents	(673)	(4,154)
Net increase in cash, cash equivalents and restricted cash	21,023	29,989
Cash, cash equivalents and restricted cash, beginning of period	632,847	735,081
Cash, cash equivalents and restricted cash, end of period	$653,870	$765,070
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net loss	—	—	—	—	(38,151)	(38,151)
Shares issued in connection with:
Exercise of stock options	3,588,052	—	25,328	—	—	25,328
Vesting of early exercised stock options and other	425	—	36	—	—	36
Vesting of restricted stock units	1,994,156	—	—	—	—	—
Change in other comprehensive loss	—	—	—	2,629	—	2,629
Share-based compensation	—	—	62,835	—	—	62,835
Tax withholding related to vesting of restricted stock units	(741,324)	—	(50,801)	—	—	(50,801)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	43	—	1	—	—	1
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(250,614)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	(14,798)		(789)	—	—	(789)
Balance at March 31, 2019	421,623,946	—	2,048,938	(3,424)	(923,925)	1,121,589
Net loss	—	—	—	—	(6,740)	(6,740)
Shares issued in connection with:
Exercise of stock options	2,671,530	—	22,651	—	—	22,651
Purchases under employee stock purchase plan	360,328	—	18,942	—	—	18,942
Vesting of restricted stock units	2,339,193	—	—	—	—	—
Change in other comprehensive loss	—	—	—	2,498	—	2,498
Share-based compensation	—	—	81,392	—	—	81,392
Tax withholding related to vesting of restricted stock units	(777,006)	—	(55,862)	—	—	(55,862)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	86	—	2	—	—	2
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(84)	—	—	—	—	—
Balance at June 30, 2019	426,217,993	—	2,116,063	(926)	(930,665)	1,184,472
Net income	—	—	—	—	29,397	29,397
Shares issued in connection with:
Exercise of stock options	1,621,707	—	14,860	—	—	14,860
Vesting of restricted stock units	2,035,852	—	—	—	—	—
Change in other comprehensive loss	—	—	—	(1,461)	—	(1,461)
Share-based compensation	—	—	79,907	—	—	79,907
Tax withholding related to vesting of restricted stock units	(801,744)	—	(57,381)	—	—	(57,381)
Balance at September 30, 2019	429,073,808	—	2,153,449	(2,387)	(901,268)	1,249,794

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2017	395,194,075	$—	$1,630,386	$(1,318)	$(842,735)	$786,333
Cumulative Adjustment ASC 606, Revenue from contracts with customers	—	—	—	—	(4,586)	(4,586)
Net loss	—	—	—	—	(23,986)	(23,986)
Shares issued in connection with:
Exercise of stock options	4,213,775	—	31,354	—	—	31,354
Vesting of early exercised stock options and other	—	—	136	—	—	136
Vesting of restricted stock units	1,625,534	—	—	—	—	—
Change in other comprehensive loss	—	—	—	24	—	24
Share-based compensation	—	—	48,356	—	—	48,356
Tax withholding related to vesting of restricted stock units	(649,305)	—	(27,651)	—	—	(27,651)
Balance at March 31, 2018	400,384,079	—	1,682,581	(1,294)	(871,307)	809,980
Net loss	—	—	—	—	(5,906)	(5,906)
Shares issued in connection with:
Exercise of stock options	3,246,683	—	23,267	—	—	23,267
Vesting of early exercised stock options and other	—	—	19	—	—	19
Purchases under employee stock purchase plan	450,236	—	12,578	—	—	12,578
Vesting of restricted stock units	2,385,704	—	—	—	—	—
Issuance of common stock in connection with business combination	2,658,139	—	140,154	—	—	140,154
Change in other comprehensive loss	—	—	—	(3,162)	—	(3,162)
Share-based compensation	—	—	54,810	—	—	54,810
Tax withholding related to vesting of restricted stock units	(773,120)	—	(40,924)	—	—	(40,924)
Conversion feature of convertible senior notes, due 2023, net of allocated costs	—	—	154,019	—	—	154,019
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2023	—	—	(172,586)	—	—	(172,586)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2023	—	—	112,125	—	—	112,125
Recovery of common stock in connection with indemnification settlement agreement	(469,898)	—	(2,745)	—	—	(2,745)
Balance at June 30, 2018	407,881,823	—	1,963,298	(4,456)	(877,213)	1,081,629
Net income	—	—	—	—	19,643	19,643
Shares issued in connection with:
Exercise of stock options	3,200,992	—	27,580	—	—	27,580
Vesting of early exercised stock options and other	347	—	12	—	—	12
Vesting of restricted stock units	2,088,191	—	—	—	—	—
Issuance of common stock in connection with business combination	1,542	—	853	—	—	853
Change in other comprehensive loss	—	—	—	(1,889)	—	(1,889)
Share-based compensation	—	—	60,945	—	—	60,945
Tax withholding related to vesting of restricted stock units	(800,065)	—	(57,324)	—	—	(57,324)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	2,161,631	—	(9,305)	—	—	(9,305)
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(2,161,629)	—	—	—	—	—
Balance at September 30, 2018	412,372,832	—	1,986,059	(6,345)	(857,570)	1,122,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that empower businesses, sellers and individuals to participate in the economy. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an easy way to send, spend, and store money. In July 2019, the Company entered into a definitive agreement to sell the Caviar business, a food ordering service, which closed on October 31, 2019. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the UK.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2019 and 2018, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 46%, 34%, and 9% of settlements receivable as of September 30, 2019. The same three parties represented approximately 45%, 33%, and 9% of settlements receivable as of December 31, 2018. All other third-party processors were insignificant.

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

Assets Held for Sale

The Company classifies an asset group (‘asset’) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in general and administrative expenses in the period in which the held for sale criteria are met. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale.

New Accounting Policies
The Company adopted Accounting Standards Codification (ASC) 842, Leases on January 1, 2019, and elected the optional transition method to apply the transition provisions from the effective date of adoption, which requires the Company to report the cumulative effect of the adoption of the standard on the date of adoption with no changes to the prior period balances. Pursuant to the practical expedients, the Company has elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. The Company recognized $112.0 million of operating right-of-use lease assets and $135.6 million of operating lease liabilities on its consolidated balance sheet upon adoption of this standard. Additionally, the Company derecognized $149 million related to the build-to-suit asset and liability upon adoption of this standard because the Company is no longer deemed to be the owner of the related asset under construction under the new standard. Refer to Note 19 for further detail.

Except for the adoption of ASC 842, there have been no material changes to the Company’s accounting policies during the nine months ended September 30, 2019, as compared to the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13,Financial Instruments - Credit Losses, which requires the measurement and recognition of expected credit losses for financial assets held. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company intends to adopt this guidance effective January 1, 2020. The Company’s preliminary conclusion is that the new guidance will not have a material impact on the balances reported on its consolidated financial statements. The Company has also determined that allowances for credit losses associated with its available for sale debt securities would be immaterial. Upon adoption of this guidance, the Company will expand its disclosures to discuss how it develops its expected credit loss estimates, the methodology applied to estimate the allowance for credit losses, and the factors that influence the Company's estimates. For available for sale debt securities with unrealized losses where the Company concludes that an allowance for credit losses is not necessary, the Company will expand its disclosures of the associated fair value of such securities as well as the basis for conclusions that an allowance for credit losses was not necessary.

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

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue from Contracts with Customers:
Transaction-based revenue	$816,622	$655,384	$2,248,894	$1,803,649
Subscription and services-based revenue	239,895	141,752	645,588	330,637
Hardware revenue	21,766	17,558	62,238	50,337
Bitcoin revenue	148,285	42,963	338,898	114,074
Revenue from other sources:
Subscription and services-based revenue	$39,906	$24,451	$104,453	$66,952

The deferred revenue balances were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred revenue, beginning of the period	$44,812	$27,155	$36,451	$5,893
Less: cumulative impact of the adoption of ASC 606	—	—	—	(4,303)
Deferred revenue, beginning of the period, as adjusted	44,812	27,155	36,451	1,590
Deferred revenue, end of the period	45,263	33,614	45,263	33,614
Deferred revenue arising from business combination	—	22,800	—	22,800
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$12,656	$10,165	$28,280	$1,539

NOTE 3 - INVESTMENTS

The Company's short-term and long-term investments as of September 30, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$132,217	$257	$(126)	$132,348
Corporate bonds	55,399	194	(92)	55,501
Commercial paper	2,245	—	—	2,245
Municipal securities	2,713	5	(49)	2,669
U.S. government securities	351,592	317	(192)	351,717
Foreign securities	13,214	—	(38)	13,176
Total	$557,380	$773	$(497)	$557,656

Long-term debt securities:
U.S. agency securities	$87,848	$219	$(164)	$87,903
Corporate bonds	185,675	286	(398)	185,563
Municipal securities	12,668	12	(98)	12,582
U.S. government securities	250,434	267	(436)	250,265
Foreign securities	28,264	6	(75)	28,195
Total	$564,889	$790	$(1,171)	$564,508

The Company's short-term and long-term investments as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$80,160	$32	$(70)	$80,122
Corporate bonds	109,807	80	(368)	109,519
Municipal securities	27,839	52	(59)	27,832
U.S. government securities	292,615	161	(509)	292,267
Foreign securities	31,263	4	(16)	31,251
Total	$541,684	$329	$(1,022)	$540,991

Long-term debt securities:
U.S. agency securities	$114,444	$194	$(78)	$114,560
Corporate bonds	159,783	419	(950)	159,252
Municipal securities	28,453	167	(26)	28,594
U.S. government securities	153,743	553	(172)	154,124
Foreign securities	8,122	28	—	8,150
Total	$464,545	$1,361	$(1,226)	$464,680

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$557,380	$557,656
Due in one to five years	564,889	564,508
Total	$1,122,269	$1,122,164

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2019	December 31, 2018
Cash	$407,719	$158,697
Cash Equivalents:
Money market funds	388	18
U.S. agency securities	21,667	39,991
U.S. government securities	6,999	35,349
Short-term debt securities:
U.S. agency securities	1,654	27,291
U.S. government securities	222,172	72,671
Total	$660,599	$334,017

The Company's investments within customer funds as of September 30, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$1,657	$—	$(3)	$1,654
U.S. government securities	222,193	39	(60)	222,172
Total	$223,850	$39	$(63)	$223,826

The Company's investments within customer funds as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$27,293	$2	$(4)	$27,291
U.S. government securities	72,662	12	(3)	72,671
Total	$99,955	$14	$(7)	$99,962

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

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The contractual maturities of the Company's investments within customer funds as of September 30, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$223,850	$223,826
Total	$223,850	$223,826

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$304,690	$—	$—	$218,109	$—	$—
U.S. agency securities	—	40,410	—	—	46,423	—
Time deposits	10,146	—	—	—	—	—
U.S. government securities	23,963	—	—	—	—	—
Municipal securities	—	—	—	86,239	—	—
Foreign securities	—	—	—	—	23,981	—
Customer funds:
Money market funds	388	—	—	18	—	—
U.S. agency securities	—	23,321	—	—	67,282	—
U.S. government securities	229,171	—	—	108,020	—	—
Short-term debt securities:
U.S. agency securities	—	132,348	—	—	80,122	—
Corporate bonds	—	55,501	—	—	109,519	—
Commercial paper	—	2,245	—	—	—	—
Municipal securities	—	2,669	—	—	27,832	—
U.S. government securities	351,717	—	—	292,267	—	—
Foreign securities	—	13,176	—	—	31,251	—
Long-term debt securities:
U.S. agency securities	—	87,903	—	—	114,560	—
Corporate bonds	—	185,563	—	—	159,252	—
Municipal securities	—	12,582	—	—	28,594	—
U.S. government securities	250,265	—	—	154,124	—	—
Foreign securities	—	28,195	—	—	8,150	—
Other:
Marketable equity investment	28,875	—	—	45,342	—	—
Total	$1,199,215	$583,913	$—	$904,119	$696,966	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$740,921	$961,092	$718,522	$901,468
2022 Notes	187,948	575,661	181,173	515,693
Total	$928,869	$1,536,753	$899,695	$1,417,161

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$120,776	$126,218	$89,974	$93,064
Total	$120,776	$126,218	$89,974	$93,064

For the three and nine months ended September 30, 2019, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $5.3 million and $18.4 million, respectively. For the three and nine months ended September 30, 2018, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.3 million and $9.0 million, respectively.
If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$108,980	$107,611
Computer equipment	91,464	80,093
Capitalized software	76,656	58,908
Office furniture and equipment	23,284	20,699
	300,384	267,311
Less: Accumulated depreciation and amortization	(166,350)	(124,909)
Property and equipment, net	$134,034	$142,402

Depreciation and amortization expense on property and equipment was $15.3 million and $45.6 million for the three and nine months ended September 30, 2019, respectively. Depreciation and amortization expense on property and equipment was $11.7 million and $29.2 million for the three and nine months ended September 30, 2018, respectively.

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
As of September 30, 2019, $19.4 million of cash and 363,266 shares of the total consideration were withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.
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

Other acquisitions

The Company spent an aggregate of $20.4 million, net of cash acquired, in connection with other immaterial acquisitions during the nine months ended September 30, 2019, which resulted in the recognition of additional intangible assets and goodwill. Pro forma financial information has not been presented for any of our acquisitions as the impact to our consolidated financial statements was not material.

NOTE 8 - ASSETS AND LIABILITIES HELD FOR SALE

On July 31, 2019, the Company entered into a definitive agreement with DoorDash, Inc. for the sale of the Company’s Caviar business, which offers food ordering and delivery services to customers. The transaction closed on October 31, 2019 and the Company received $410 million in gross proceeds comprised of $310 million in cash and $100 million of DoorDash, Inc.'s preferred stock.The Company agreed to indemnify DoorDash for potential losses and costs that may arise from certain legal and other matters. The Caviar business is a small component of the Company's overall business comprising less than 5% of the Company's consolidated total assets and revenues. The sale is in line with the Company's strategy of focusing investment on its larger and growing managed payments and Cash App businesses. Accordingly the sale of the Caviar business does not represent a strategic shift that will have a major effect on the Company's operations and financial results, and does not therefore qualify for reporting as a discontinued operation. The carrying values of the assets and liabilities to be held for sale were reported within other current assets and other current liabilities on the consolidated balance sheets.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale as of September 30, 2019 (in thousands):

Balance at September 30, 2019
Assets held for sale
Intangible assets	$7,582
Goodwill	4,186
Property and equipment, net	1,098
Operating lease right-of-use assets	791
Total assets held for sale, included within other assets	13,657

Liabilities held for sale
Operating lease liabilities, current	754
Net assets held for sale	$12,903

NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2018	$261,705
Acquisitions	10,832
Transfer to assets held for sale (Note 8)	(4,186)
Other adjustments	(2,377)
Balance at September 30, 2019	$265,974

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. For the periods presented, the Company had recorded no impairment charges.

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

During the three and nine months ended September 30, 2019, the Company did not make any material acquisitions.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at September 30, 2019
	Cost	Accumulated Amortization	Net
Technology assets	54,630	(30,682)	23,948
Customer assets	44,045	(6,089)	37,956
Trade name	11,300	(3,767)	7,533
Other	5,299	(1,943)	3,356
Total	$115,274	$(42,481)	$72,793

	Balance at December 31, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$45,978	$(28,420)	$17,558
Customer assets	57,109	(8,068)	49,041
Trade name	11,300	(1,648)	9,652
Other	2,246	(1,395)	851
Total	$116,633	$(39,531)	$77,102

All intangible assets are amortized over their estimated useful lives. The weighted average amortization periods for acquired technology, customer intangible assets, and acquired trade name are approximately 5 years, 12 years and 4 years, respectively.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Acquired intangible assets, net, beginning of the period	$84,216	$85,514	$77,102	$14,334
Acquisitions	—	—	14,559	75,871
Amortization expense	(3,841)	(4,384)	(11,286)	(9,075)
Transfer to assets held for sale (Note 8)	(7,582)	—	(7,582)	—
Acquired intangible assets, net, end of the period	$72,793	$81,130	$72,793	$81,130

The total estimated future amortization expense of these intangible assets as of September 30, 2019 is as follows (in thousands):

2019 (remaining 3 months)	$3,714
2020	12,800
2021	11,829
2022	10,134
2023	8,917
Thereafter	25,399
Total	$72,793

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	September 30, 2019	December 31, 2018
Inventory, net	$44,690	$28,627
Processing costs receivable	63,652	46,102
Prepaid expenses	17,341	21,782
Accounts receivable, net	37,564	22,393
Assets held for sale (Note 8)	13,657	—
Other	38,902	46,062
Total	$215,806	$164,966

Accrued Expenses
The following table presents the detail of accrued expenses (in thousands):

	September 30, 2019	December 31, 2018
Accrued facilities expenses	$21,302	$13,040
Accrued payroll	21,313	9,612
Accrued advertising and other marketing	20,070	12,201
Processing costs payable	13,199	12,683
Accrued non income tax liabilities	8,383	9,503
Other accrued liabilities	39,738	25,315
Total	$124,005	$82,354

Other Current Liabilities
The following table presents the detail of other current liabilities (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$37,156	$36,416
Deferred revenue, current	39,025	31,474
Square Capital payable (i)	5,851	6,092
Square Payroll payable (ii)	13,304	7,534
Other	12,731	17,637
Total	$108,067	$99,153

(i) Square Capital payable represents unpaid amounts arising from the purchase of loans or loan repayments collected on behalf of third parties.

(ii) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2019	December 31, 2018
Marketable equity investment (i)	$28,875	$45,342
Non-current lease prepayments	34,199	—
Other	18,252	13,051
Total	$81,326	$58,393

(i) This balance represents the Company's investment in Class B common shares of Eventbrite, Inc. (Eventbrite). The investment is carried at fair value with changes in fair value being recorded on the consolidated statement of operations. During the three and nine months ended September 30, 2019, the Company recorded a gain of $2.5 million and a loss of $16.5 million, respectively, to other expense (income), net on the consolidated statements of operations arising from revaluation of this investment.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2019	December 31, 2018
Statutory liabilities (i)	$51,623	$54,748
Deferred rent, non-current (ii)	—	23,003
Deferred revenue, non-current	6,238	4,977
Other	12,622	10,558
Total	$70,483	$93,286

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

Loans under the credit facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.1 million and $0.4 million in unused commitment fees during both the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter commencing after September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company's current policy is to settle conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances required to allow the holders to convert their 2023 Notes were not met during the nine months ended September 30, 2019.

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

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through September 30, 2019. In 2018, certain holders of the 2022 Notes converted an aggregate principal amount of $228.3 million of their Notes. The Company settled the conversions through a combination of $219.4 million in cash and issuance of 7.3 million shares of the Company's Class A common stock. Conversions in the nine months ended September 30, 2019 were not material. The Company currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
September 30, 2019
2023 Notes	$862,500	$(117,932)	$(3,647)	$740,921
2022 Notes	211,726	(21,400)	(2,378)	187,948
Total	$1,074,226	$(139,332)	$(6,025)	$928,869

December 31, 2018
2023 Notes	$862,500	$(138,924)	$(5,054)	$718,522
2022 Notes	211,728	(27,569)	(2,986)	181,173
	$1,074,228	$(166,493)	$(8,040)	$899,695

The net carrying amount of the equity component of the 2023 Notes and 2022 Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
September 30, 2019 and December 31, 2018
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	$196,731	$(2,339)	$194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,277	$1,469	$3,831	$2,732
Amortization of debt discount and issuance costs	9,843	11,627	29,176	22,850
Total	$11,120	$13,096	$33,007	$25,582

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. In 2018, the Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and the Company received 6.9 million shares of the Company's Class A common stock from the 2017 Counterparties in 2018. During the nine months ended September 30, 2019, the Company received an additional 0.3 million shares of the Company's Class A common stock.

NOTE 14 - ACCRUED TRANSACTION LOSSES
The Company is exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility.
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Accrued transaction losses, beginning of the period	$39,630	$29,207	$33,682	$26,893
Provision for transaction losses	18,225	20,449	60,223	48,794
Charge-offs to accrued transaction losses	(20,436)	(14,324)	(56,486)	(40,355)
Accrued transaction losses, end of the period	$37,419	$35,332	$37,419	$35,332

NOTE 15 - INCOME TAXES
The Company recorded an income tax expense of $2.6 million and $2.3 million for the three and nine months ended September 30, 2019, respectively, compared to income tax expense of $1.1 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. The income tax expense recorded for the three and nine months ended September 30, 2019 was primarily due to state and foreign income tax expense offset by a change in the valuation allowance on the Company's deferred tax assets.

The Company’s effective tax rate was 8.1% and (17.1)% for the three and nine months ended September 30, 2019, respectively, compared to an effective tax rate of 5.1% and (22.0)% for the three and nine months ended September 30, 2018, respectively. The difference between the effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2019 and September 30, 2018 primarily relates to tax losses in the U.S. and certain foreign jurisdictions for which no benefit can be taken.

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

As of September 30, 2019, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The tax provision for the three and nine months ended September 30, 2019 and September 30, 2018, was calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

NOTE 16 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share.  Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of September 30, 2019, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of September 30, 2019, there were 346,552,092 shares of Class A common stock and 82,521,716 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

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

In conjunction with the 2022 Notes offering, the Company sold warrants whereby the 2017 Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the warrants associated with the 2022 and 2023 Notes offering were exercised as of September 30, 2019.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan, and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the Company’s board of directors or a committee thereof. As of September 30, 2019, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 21,822,262, and 82,968,841 shares were available for future issuance. As of September 30, 2019, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 20,422,313.

A summary of stock option activity for the nine months ended September 30, 2019 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	33,152,881	$9.52	5.45	$1,543,793
Granted	1,184,657	72.15
Exercised	(7,881,289)	7.97
Forfeited	(136,772)	11.70
Balance at September 30, 2019	26,319,477	$12.80	5.23	$1,305,789

Options exercisable as of September 30, 2019	24,136,540	$9.40	4.92	$1,269,509

Restricted Stock Activity
Activity related to RSAs and RSUs during the nine months ended September 30, 2019 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	17,934,728	$31.34
Granted	5,735,224	73.29
Vested	(6,016,950)	29.05
Forfeited	(1,727,904)	35.90
Unvested as of September 30, 2019	15,925,098	$46.82

Share-Based Compensation
The fair value of stock options and employee stock purchase plan rights are estimated on the date of grant using the Black-Scholes-Merton option valuation model. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date.

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2019	2018
Dividend yield	—%	—%
Risk-free interest rate	2.48%	2.92%
Expected volatility	39.52%	30.87%
Expected term (years)	6.05	6.19

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$38	$18	$88	$79
Product development	56,321	39,525	155,114	103,813
Sales and marketing	6,269	6,108	20,304	16,703
General and administrative	14,798	13,262	42,474	37,261
Total	$77,426	$58,913	$217,980	$157,856

The Company recorded $5.1 million and $14.1 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and nine months ended September 30, 2019, respectively, compared to $2.0 million and $6.3 million for the three and nine months ended September 30, 2018, which are included in the table above.

The Company capitalized $2.4 million and $6.0 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2019, respectively, compared to $2.0 million and $6.3 million for the three and nine months ended September 30, 2018, respectively.
As of September 30, 2019, there was $745.0 million of total unrecognized compensation cost related to outstanding awards that are expected to be recognized over a weighted-average period of 2.8 years.

NOTE 17 - NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$29,397	$19,643	$(15,494)	$(10,249)
Denominator:
Basic shares:
Weighted-average common shares outstanding	427,906	410,095	423,957	403,577
Weighted-average unvested shares	(782)	(405)	(718)	(597)
Weighted-average shares used to compute basic net loss per share	427,124	409,690	423,239	402,980
Diluted shares:
Stock options and restricted stock units	28,549	47,175	—	—
Convertible senior notes	—	6,409	—	—
Common stock warrants	10,372	11,422	—	—
Employee stock purchase plan	54	219	—	—
Weighted-average shares used to compute diluted net income (loss) per share	466,099	474,915	423,239	402,980
Net income (loss) per share:
Basic	$0.07	$0.05	$(0.04)	$(0.03)
Diluted	$0.06	$0.04	$(0.04)	$(0.03)

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

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and restricted stock units	15,113	12,079	46,045	62,822
Common stock warrants	19,880	18,830	30,252	24,387
Convertible senior notes	20,305	23,415	20,305	24,276
Unvested shares	782	405	718	597
Employee stock purchase plan	189	26	217	207
Total anti-dilutive securities	56,269	54,755	97,537	112,289

NOTE 18 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 19, Commitments and Contingencies. The lease commencement date is expected to be in April 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. The Company has not yet recognized a right of use asset and lease obligation under this agreement as of September 30, 2019.

NOTE 19 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco and an office in New York. The Company's leases have remaining lease terms of 1 year to 12 years, some of which include options to extend for 5 year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right of use asset or the associated lease liability. The Company elects to apply the short-term lease measurement and recognition exemption to its leases where applicable. Operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date for each lease. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term. The Company's lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities.

In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to extend the lease term for two 5 year terms. The lease commencement date is expected to be in January 2020 with total lease payments over the term of approximately $276 million. Under the terms of this lease, the Company is required to make certain payments during the construction stage of the office space, which the Company will record as a prepaid lease asset. In July 2019, the Company entered into a lease arrangement for 226,258 square feet of office space in St Louis, Missouri, with an affiliate of one of the Company’s co-founders, Mr. Jim McKelvey, who is also a Company stockholder and a member of its board of directors, for a term of 15.5 years with options to extend the lease term for two 5 year terms. The Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. The lease commencement date is expected to be in April 2020 with total future minimum lease payments over the term of approximately $42.7 million.

Additionally, the Company has finance leases for data center equipment, with remaining lease terms of approximately 2 years.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Fixed operating lease costs	$7,449	$21,626
Variable operating lease costs	1,646	3,871
Sublease income	(1,468)	(1,570)
Finance lease costs
Amortization of finance right-of-use assets	1,284	3,861
Interest on finance lease liabilities	—	—
Total lease costs	$8,911	$27,788

For the periods presented, costs associated with short-term leases were not material.

Other information related to leases was as follows:

September 30, 2019
Weighted Average Remaining Lease Term:
Operating leases	4.5 years
Finance leases	0.9 years
Weighted Average Discount Rate:
Operating leases	4%
Finance leases	—%

Cash flows related to leases were as follows (in thousands):

Nine Months Ended September 30,
2019
Cash flows from operating activities:
Payments for operating lease liabilities	$24,580
Cash flows from financing activities:
Principal payments on finance lease obligation	$3,860
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$31,013

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum finance lease payments as of September 30, 2019 are as follows (in thousands):

	Finance	Operating
Year:
2019 (remaining 3 months)	$1,178	$5,942
2020	2,446	40,388
2021	—	59,459
2022	—	61,005
2023	—	54,842
Thereafter	—	270,872
Total	$3,624	$492,508
Less: amount representing interest	—	13,245
Less: leases executed but not yet commenced	—	344,202
Less: lease incentives and transfer to held for sale	—	2,825
Total	$3,624	$132,236

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

The Treasurer & Tax Collector of the City and County of San Francisco (Tax Collector) has issued a decision for fiscal years 2014 and 2015, that the Tax Collector believes the Company’s primary business activity is financial services rather than information, and accordingly, the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. The Company paid the liability of $1.3 million for fiscal years 2014 and 2015 in the first quarter of 2018, as assessed by the Tax Collector, even though the Company strongly disagrees with the Tax Collector’s assessment of the Company’s primary business activity. Additionally, in connection with a tax audit for the fiscal years 2016 and 2017, the Company received a notice of tax audit deficiency with respect to San Francisco Gross Receipts Tax and Payroll Expense Tax for those years on October 16, 2019. The Company believes its position has merit and intends to vigorously pursue all available remedies. On September 6, 2019, the Company filed a lawsuit against the Tax Collector and the City and County of San Francisco in San Francisco County Superior Court for a refund of the liability for the fiscal years of 2014 and 2015. While the Company believes it has strong arguments, there is no assurance that courts will rule in the Company’s favor. Should the Company not prevail, the Company could be obligated to pay additional taxes together with any associated penalties and interest for subsequent years that in aggregate could be material. Moreover, a San Francisco ballot measure approved on November 6, 2018 increased taxes on gross receipts beginning January 1, 2019, which further increases the Company’s tax exposure. Should the Company not prevail in its legal challenge against the application of San Francisco’s Gross Receipts Tax to its business, the Company estimates that it could become liable to pay additional taxes, interest, and penalties that range from approximately $0 to $56 million in the aggregate for the fiscal years 2016, 2017, and 2018 and for the nine months ended on September 30, 2019, over and above the taxes the Company has already paid under the information classification. Additional taxes, interest, and penalties for future periods could be material as well. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examinations for all open years to determine the necessity and adequacy of any tax reserves. Given the uncertainty of the possible outcome, the Company has not recorded reserves for the exposure related to the dispute with the Tax Collector on San Francisco’s Gross Receipts Tax.

In connection with the sale of Caviar to DoorDash, we have agreed to indemnify DoorDash for certain liabilities, including certain litigation related to Caviar, such as the Woodle and Cole cases mentioned below, that DoorDash assumed upon the closing of the sale. On May 14, 2018, Joshua Woodle, on behalf of a class of couriers who have delivered with Caviar in California, filed a lawsuit in San Francisco County Superior Court against the Company doing business as Caviar, which alleges that Caviar misclassified Mr. Woodle and other similarly situated couriers as independent contractors and, in doing so, violated various provisions of the California Labor Code and California Business and Professions Code. Plaintiffs seek damages and injunctive relief. The Court compelled arbitration of Mr. Woodle’s arbitrable claims on November 5, 2018. On August 24, 2018, Mervyn Cole, on behalf of the State of California and similarly situated couriers who have delivered with Caviar in California filed a lawsuit in Los Angeles County Superior Court against the Company doing business as Caviar. The complaint alleges that Caviar misclassified Mr. Cole and other similarly situated couriers as independent contractors and, in doing so, violated certain provisions of the California Labor Code. The action is being brought as a representative action under the Private Attorneys General Act (“PAGA”). Plaintiffs seek civil penalties and injunctive relief. Given the early stage of these proceedings, it is not yet possible to reliably determine any potential liability that could result from these matters.

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

NOTE 20 - SEGMENT AND GEOGRAPHICAL INFORMATION
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
Revenue
Revenue by geography is based on the billing addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
United States	$1,200,488	$838,149	$3,233,432	$2,255,657
International	65,986	43,959	166,639	109,992
Total net revenue	$1,266,474	$882,108	$3,400,071	$2,365,649

No individual country from the international markets contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2019 and 2018.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2019	December 31, 2018
Long-lived assets
United States	$570,273	$471,970
International	11,198	9,239
Total long-lived assets	$581,471	$481,209

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Cash Flow Data:
Cash paid for interest	$3,377	$1,945
Cash paid for income taxes	2,266	1,265
Right-of-use assets obtained in exchange for operating lease obligations	31,013	—
Supplemental disclosures of non-cash investing and financing activities:
Change in purchases of property and equipment in accounts payable and accrued expenses	11,402	11,004
Unpaid business combination purchase price	8,411	3,995
Fair value of common stock issued related to business combination	—	(140,107)
Recovery of common stock in connection with indemnification settlement agreement	789	2,745
Fair value of common stock issued to settle the conversion of senior notes, due 2022	—	(189,916)
Fair value of shares received to settle senior note hedges, due 2022	—	189,916

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

The foundation of our ecosystem is a full service, managed payments offering to our sellers while serving as the merchant of record. Once a seller downloads the Square Point of Sale mobile app, they can quickly and easily take their first payment, typically within minutes. We also provide hardware to facilitate commerce for sellers. This hardware includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website. Once on our system, sellers gain access to technology and features such as next-day settlements, digital receipts, payment dispute management, data security, and Payment Card Industry (PCI) compliance.

Our commerce ecosystem also includes point-of-sale software and services that help sellers make informed business decisions through the use of analytics and reporting. Sellers can manage orders, inventory, locations, employees, and payroll; engage customers and grow their sales; build a website or online store with Square Online Store; and gain access to business loans through Square Capital. We monetize these features through either a per transaction fee, a subscription fee, or a service fee. During the first quarter of 2019, we launched Square Card to provide a new way for sellers to spend and manage their funds. Square Card is a business prepaid debit card that enables sellers to spend the balance they have stored with Square. When a seller takes a payment, the proceeds immediately go into their Square stored balance and can be spent using their card or withdrawn from an ATM. Sellers can also deposit funds into their Square stored balance so they can manage all of their business expenses in one place. Square earns interchange fees when sellers make purchases with Square Card.

Cash App is an ecosystem of financial tools for individuals and sellers to send, spend, and store money. With Cash App, customers can send and receive P2P (peer-to-peer) payments, receive direct deposit payments, and fund their account with a bank account or debit card. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy, hold, and sell bitcoin and equity investments within Cash App.

We also served sellers through Caviar, a food ordering service for pickup, delivery, and catering that helps restaurants reach new customers and increase sales. On July 31, 2019, we entered into a definitive agreement with DoorDash, Inc. for the sale of the Caviar business. The sale closed on October 31, 2019 and we received $410 million in gross proceeds comprised of a combination of $310 million in cash and $100 million in DoorDash, Inc.'s preferred stock, subject to adjustments based on contractual provisions.

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

We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Transaction-based revenue	$816,622	$655,384	$161,238	25%	$2,248,894	$1,803,649	$445,245	25%
Subscription and services-based revenue	279,801	166,203	113,598	68%	$750,041	$397,589	$352,452	89%
Hardware revenue	21,766	17,558	4,208	24%	62,238	50,337	$11,901	24%
Bitcoin revenue	148,285	42,963	105,322	245%	$338,898	$114,074	$224,824	197%
Total net revenue	$1,266,474	$882,108	$384,366	44%	$3,400,071	$2,365,649	$1,034,422	44%

Total net revenue for the three and nine months ended September 30, 2019 increased by $384.4 million or 44% and $1,034.4 million or 44%, respectively, compared to the three and nine months ended September 30, 2018.
Transaction-based revenue for the three and nine months ended September 30, 2019 increased by $161.2 million or 25% and $445.2 million or 25%, respectively, compared to the three and nine months ended September 30, 2018. This increase was attributable to growth in Gross Payment Volume (GPV) processed of 25% and 26% for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. We continued to benefit from growth in processed volumes from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 55% of our GPV in the third quarter of 2019, an increase from 52% in the third quarter of 2018. We continued to see ongoing success with attracting larger sellers and enabling their growth, which we believe will help us to drive strong GPV growth as we scale.
Subscription and services-based revenue for the three and nine months ended September 30, 2019 increased by $113.6 million or 68% and $352.5 million or 89%, respectively, compared to the three and nine months ended September 30, 2018. Growth was driven primarily by Cash App, Square Capital, and Instant Deposit for sellers. Cash App subscription and services-based revenue is primarily comprised of transaction fees from Cash App Instant Deposit and Cash Card, with a small portion generated from interest earned on customer funds. The acquisitions of Weebly and Zesty, completed in the second quarter of 2018, also contributed to the higher increase in revenues in the nine months ended September 30, 2019. Subscription and services-based revenue contributed 22% of total net revenue for both the three and nine months ended September 30, 2019, compared to 19% and 17% in the three and nine months ended September 30, 2018, respectively. As described above, on October 31, 2019, we closed the sale of the Caviar business, which includes Zesty, and accordingly we will no longer recognize any revenue from Caviar or Zesty upon consummation of this transaction.

Hardware revenue for the three and nine months ended September 30, 2019 increased by $4.2 million or 24% and $11.9 million or 24%, respectively, compared to the three and nine months ended September 30, 2018. The increase primarily reflects growth in shipments of Square Terminal following its launch in the fourth quarter of 2018.

Bitcoin revenue for the three and nine months ended September 30, 2019 increased by $105.3 million or 245% and $224.8 million or 197%, respectively, compared to the three and nine months ended September 30, 2018. The increase was due to the timing of the product launch in 2018 and also an increase in customer demand in 2019. The amount of bitcoin revenue recognized will fluctuate depending on the volatility of bitcoin prices in the market and customer demand.
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Transaction-based costs	$519,312	$414,456	$104,856	25%	$1,418,730	$1,137,716	$281,014	25%
Subscription and services-based costs	63,352	47,078	16,274	35%	183,994	117,230	66,764	57%
Hardware costs	35,672	23,229	12,443	54%	95,881	68,467	27,414	40%
Bitcoin costs	146,167	42,408	103,759	245%	333,801	112,876	220,925	196%
Amortization of acquired technology	1,934	2,277	(343)	(15)%	5,029	5,714	(685)	(12)%
Total cost of revenue	$766,437	$529,448	$236,989	45%	$2,037,435	$1,442,003	$595,432	41%

Total cost of revenue for the three and nine months ended September 30, 2019 increased by $237.0 million or 45% and $595.4 million or 41%, respectively, compared to the three and nine months ended September 30, 2018.

Transaction-based costs for the three and nine months ended September 30, 2019 increased by $104.9 million or 25% and $281.0 million or 25%, respectively, compared to the three and nine months ended September 30, 2018. This increase was primarily attributable to growth in GPV processed of 25% and 26% for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018.

Subscription and services-based costs for the three and nine months ended September 30, 2019 increased by $16.3 million or 35% and $66.8 million or 57%, respectively, compared to the three and nine months ended September 30, 2018, primarily reflecting increased costs associated with the growth of Caviar, Cash Card, and Instant Deposit for sellers. Caviar contributed approximately 64% and 67%, of total subscription and services-based costs in the three and nine months ended September 30, 2019, respectively. As described above, on October 31, 2019, we closed the sale of the Caviar business and accordingly Caviar will not contribute to the subscription and services-based cost of revenue upon consummation of this transaction.

Hardware costs for the three and nine months ended September 30, 2019 increased by $12.4 million or 54% and $27.4 million or 40%, respectively, compared to the three and nine months ended September 30, 2018. The increase in hardware costs reflects growth in our sales of Square Terminal as described above. The increase was also due to costs incurred with hardware promotions in certain international markets, as well as due to a larger proportion of hardware sales through retail channels, which have lower margins.

Bitcoin costs for the three and nine months ended September 30, 2019 increased by $103.8 million or 245% and $220.9 million or 196%, respectively, compared to the three and nine months ended September 30, 2018. Bitcoin costs of revenue comprises of the amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Amortization of acquired technology assets for the three and nine months ended September 30, 2019 decreased by $0.3 million or 15% and $0.7 million or 12%, respectively, compared to the three and nine months ended September 30, 2018, as a result of certain technology assets reaching end of life and certain other technology assets being classified as held for sale, offset in part by assets acquired through business combinations in the second quarter of 2018.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Product development	$168,771	$135,773	$32,998	24%	$497,322	$355,668	$141,654	40%
% of total net revenue	13%	15%			15%	15%
Sales and marketing	$149,467	$116,337	$33,130	28%	$439,601	$291,846	$147,755	51%
% of total net revenue	12%	13%			13%	12%
General and administrative	$115,980	$85,527	$30,453	36%	$318,086	$243,800	$74,286	30%
% of total net revenue	9%	10%			9%	10%
Transaction, loan and advance losses	$32,722	$23,596	$9,126	39%	$94,827	$63,603	$31,224	49%
% of total net revenue	3%	3%			3%	3%
Amortization of acquired customer assets	$1,003	$1,294	$(291)	(22)%	$3,591	$2,235	$1,356	61%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$467,943	$362,527	$105,416	29%	$1,353,427	$957,152	$396,275	41%

Product development expenses for the three and nine months ended September 30, 2019 increased by $33.0 million or 24% and $141.7 million or 40%, respectively, compared to the three and nine months ended September 30, 2018, due primarily to the following:

•
an increase of $27.3 million and $108.8 million in personnel costs for the three and nine months ended September 30, 2019, respectively, related to our engineering, data science, and design teams, as we continue to improve and diversify our products. The acquisition of Weebly in the second quarter of 2018 also contributed to growth in personnel costs in the nine months ended September 30, 2019, as we continued to improve and diversify our product offerings. The increase in personnel related costs includes an increase in share-based compensation expense of $16.8 million and $51.3 million for the three and nine months ended September 30, 2019, respectively;

•
an increase of $4.1 million and $16.1 million in depreciation and amortization expense for the three and nine months ended September 30, 2019, respectively, as a result of additions in property and equipment including capitalized software, data center equipment, and leasehold improvements to help our business scale and as a result of assets acquired through the acquisition of Weebly; and

•
an increase of $3.0 million and $11.9 million in software and data center operating costs as a result of increased capacity needs and expansion of our cloud-based services. This increase was partially offset by reduced spend on development of new hardware products in 2019 compared to 2018. The higher spend in 2018 included costs incurred in development of the Square Terminal that was launched in the fourth quarter of 2018.

Sales and marketing expenses for the three and nine months ended September 30, 2019 increased by $33.1 million or 28% and $147.8 million or 51%, respectively, compared to the three and nine months ended September 30, 2018, primarily due to the following:

•
an increase of $25.3 million and $100.4 million in Cash App marketing costs for the three and nine months ended September 30, 2019, respectively, associated with increased volume of activity with our Cash App peer-to-peer service, transactions losses, Cash Card issuance costs in line with an increase in users, and advertising. We offer the peer-to-peer service to our Cash App customers for free, and we consider it to be a marketing tool to encourage the usage of Cash App, which includes Cash Card among other features;

•
an increase of $4.2 million and $16.7 million in advertising costs for the three and nine months ended September 30, 2019, respectively, primarily from increased online and mobile marketing campaigns during the period; and

•
an increase of $0.7 million and $16.4 million in sales and marketing personnel costs for the three and nine months ended September 30, 2019, respectively, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $0.2 million and $3.6 million for the three and nine months ended September 30, 2019, respectively.

General and administrative expenses for the three and nine months ended September 30, 2019 increased by $30.5 million or 36% and $74.3 million or 30%, respectively, compared to the three and nine months ended September 30, 2018, primarily due to the following:

•
an increase of $8.6 million and $33.0 million in general and administrative personnel costs for the three and nine months ended September 30, 2019, respectively, mainly as a result of additions to our support, finance, and legal personnel as we continued to add resources and skills as our business scales to support long-term growth. The increase in personnel related costs includes an increase in share-based compensation expense of $1.5 million and $5.2 million for the three and nine months ended September 30, 2019, respectively; and

•	the remaining increase is primarily due to software and subscription costs, local business-related taxes, third-party legal and other professional fees and other administrative expenses.

Transaction, loan and advance losses for the three and nine months ended September 30, 2019 increased by $9.1 million or 39% and $31.2 million or 49%, respectively, compared to the three and nine months ended September 30, 2018, primarily due to the following:

•
transaction losses increased by $7.1 million and $21.7 million for the three and nine months ended September 30, 2019, respectively, primarily due to growth in GPV in our seller business as well as growth of our Cash App platform. Seller transaction losses remained below 0.1% of GPV, underscoring continued discipline in risk management; and

•
an increase of $2.0 million and $9.5 million in loan losses for the three and nine months ended September 30, 2019, respectively, as a result of the growth and aging of our Square Capital loan portfolio as well as certain new loan products for which we continue to train our risk models.

Amortization of acquired customer assets for the three and nine months ended September 30, 2019 decreased by $0.3 million and increased by $1.4 million, respectively, compared to the three and nine months ended September 30, 2018. These changes are a result of offsetting effects related to: (i) additional customer assets acquired through certain business combinations in the second quarter of 2018 and, (ii) certain customer assets reaching their end of life and certain others associated with Caviar being classified as held for sale.

Interest Expense, Net, and Other Income, Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Interest expense, net	$5,632	$7,224	$(1,592)	(22)%	$15,456	$12,806	$2,650	21%
Other expense (income), net	$(5,541)	$(37,800)	$32,259	NM	$6,988	$(37,908)	$44,896	NM

Interest expense, net, for the three months ended September 30, 2019 decreased by $1.6 million compared to the three months ended September 30, 2018, while it increased by $2.7 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These changes were primarily due to interest expense related to our convertible notes offset in part by interest income earned on our investments in marketable debt securities. The interest expense related to the convertible notes is a function of the average balance of convertible notes outstanding in each of the periods. The issuance of the convertible notes in May 2018 resulted to a higher average balance in the nine months ended September 30, 2019 compared to the same period in 2018, while the conversions during the third quarter of 2018 resulted in a lower outstanding balance in the third quarter of 2019 compared to same period in 2018.

Other income, for the three and nine months ended September 30, 2019 decreased by $32.3 million and $44.9 million, respectively, compared to the three and nine months ended September 30, 2018. The decrease was primarily driven by the amounts of gains or losses arising from the revaluation of our equity investment in Eventbrite, Inc. We recorded a gain of $2.5 million and $36.9 million on the revaluation of this investment in the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 we recorded a loss of $16.5 million compared to gain of $36.9 million in the comparable period in 2018. Gains or losses arising from marking to market this investment may fluctuate significantly in future periods due to volatility of Eventbrite's stock price. This activity was offset in part by income earned from other marketable securities held for investment.

Provision for Income Taxes (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision for income taxes	$2,606	$1,066	$1,540	144%	$2,259	$1,845	$414	22%
Effective tax rate	8.1%	5.1%			(17.1)%	(22.0)%

Provision for income taxes for the three and nine months ended September 30, 2019 increased by $1.5 million and $0.4 million, respectively, compared to the three and nine months ended September 30, 2018. The increase for the three months ended September 30, 2019 is due to a change in the U.S. valuation allowance. The increase for the nine months ended September 30, 2019 is due to a change in the mix of U.S. and international income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$28,228	$22,498	$77,599	$61,696
Adjusted Revenue	$602,219	$431,136	$1,654,069	$1,123,389
Adjusted EBITDA	$131,323	$70,997	$298,324	$175,213
Adjusted Net Income Per Share:
Basic	$0.28	$0.16	$0.65	$0.39
Diluted	$0.25	$0.13	$0.57	$0.33

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to peer-to-peer payments sent from a credit card and Cash for Business.

Adjusted Revenue
In November 2015 we introduced Adjusted Revenue as a supplemental non-GAAP measure as we felt it would provide investors and analysts with useful metrics to measure the performance and growth of our ongoing recurring business and allow comparability to other businesses in the payment processing sector. Further, Adjusted Revenue is consistent with what management uses to assess the performance, growth, and contribution of our different products and services that have significantly different margins. Adjusted Revenue was intended to be supplemental to, and not a substitute for the Company’s net revenue, which is calculated in accordance with US GAAP.

Following receipt of a comment letter from, and subsequent communications with, the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”), we will discontinue the use of the Adjusted Revenue measure based on the SEC’s evolving position with respect to non-GAAP performance measures. Accordingly, this third quarter will be the last quarter for which we will report Adjusted Revenue. We will not be providing Adjusted Revenue for periods beginning in the fourth quarter of 2019 and going forward. Our statement of operations will continue to disclose total revenues, transaction-based costs and bitcoin costs, determined in accordance with US GAAP, which are the key components of Adjusted Revenue. There are no other changes to disclosures relating to the other key operating and non-GAAP financial measures discussed above.

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

Because of these limitations, you should consider Adjusted Revenue alongside other financial performance measures, including total net revenue, gross profit and our financial results presented in accordance with GAAP. Additionally, as indicated above, this third quarter will be the last quarter we report Adjusted Revenue.

The following table presents a reconciliation of total net revenue to Adjusted Revenue for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total net revenue	$1,266,474	$882,108	$3,400,071	$2,365,649
Less: transaction-based costs	519,312	414,456	1,418,730	1,137,716
Less: bitcoin costs	146,167	42,408	333,801	112,876
Add: deferred revenue adjustment related to purchase accounting	1,224	5,892	6,529	8,332
Adjusted Revenue	$602,219	$431,136	$1,654,069	$1,123,389

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

In addition to the limitations above, Adjusted EBITDA as a non-GAAP financial measure does not reflect the effect of depreciation expense and related cash capital requirements, income taxes that may represent a reduction in cash available to us, and the effect of foreign currency exchange gains or losses which are included in other income and expense.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$29,397	$19,643	$(15,494)	$(10,249)
Share-based compensation expense	77,426	58,913	217,980	157,856
Depreciation and amortization	19,125	15,835	56,879	38,323
Interest expense, net	5,632	7,224	15,456	12,806
Other expense (income), net	(5,541)	(37,800)	6,988	(37,908)
Provision for income taxes	2,606	1,066	2,259	1,845
Loss on disposal of property and equipment	128	806	428	781
Acquisition related and other costs	1,564	345	8,479	4,708
Acquired deferred revenue adjustment	1,224	5,892	6,529	8,332
Acquired deferred costs adjustment	(238)	(927)	(1,180)	(1,281)
Adjusted EBITDA	$131,323	$70,997	$298,324	$175,213

The following table presents a reconciliation of net income (loss) to Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$29,397	$19,643	$(15,494)	$(10,249)
Share-based compensation expense	77,426	58,913	217,980	157,856
Amortization of intangible assets	3,841	4,384	11,286	9,075
Amortization of debt discount and issuance costs	9,843	11,627	29,176	22,850
Loss (gain) on revaluation of equity investment	(2,462)	(36,908)	16,467	(36,908)
Loss on extinguishment of long-term debt	—	1,625	—	1,625
Loss on disposal of property and equipment	128	806	428	781
Acquisition related and other costs	1,564	345	8,479	4,708
Acquired deferred revenue adjustment	1,224	5,892	6,529	8,332
Acquired deferred costs adjustment	(238)	(927)	(1,180)	(1,281)
Adjusted Net Income - basic	$120,723	$65,400	$273,671	$156,789
Cash interest expense on convertible senior notes	$1,277	$—	$3,831	$—
Adjusted Net Income - diluted	$122,000	$65,400	$277,502	$156,789

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	427,124	409,690	423,239	402,980
Diluted	486,404	495,621	486,664	475,801

Adjusted Net Income Per Share:
Basic	$0.28	$0.16	$0.65	$0.39
Diluted	$0.25	$0.13	$0.57	$0.33

To calculate the diluted Adjusted EPS, we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$612,048	$583,173
Short-term restricted cash	27,389	33,838
Long-term restricted cash	14,433	15,836
Cash, cash equivalents, and restricted cash	$653,870	$632,847
Short-term investments	557,656	540,991
Long-term investments	564,508	464,680
Cash, cash equivalents, restricted cash and investments in marketable debt securities	$1,776,034	$1,638,518

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$404,583	$118,660
Net cash used in investing activities	(296,678)	(775,255)
Net cash provided by (used in) financing activities	(86,209)	690,738
Effect of foreign exchange rate on cash and cash equivalents	(673)	(4,154)
Net increase in cash, cash equivalents and restricted cash	$21,023	$29,989

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of September 30, 2019, we had $1,734.2 million of cash and cash equivalents and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

As of September 30, 2019, we held $1.1 billion in aggregate principal amount of convertible senior notes, comprised of $211.7 million in aggregate principal amount of convertible senior notes that mature on March 1, 2022 (2022 Notes) and $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 (2023 Notes). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met. We currently expect to settle future conversions of the notes entirely in shares of the Company's Class A common stock and will reevaluate this policy from time to time as conversion notices are received from holders of the notes.

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

As described above, on July 31, 2019, we entered into a definitive agreement with DoorDash, Inc. for the sale of the Caviar business. The sale closed on October 31, 2019 and the Company received $410 million in gross proceeds comprised of a combination of $310 million in cash and $100 million in DoorDash, Inc.'s preferred stock.

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

Short-term restricted cash of $27.4 million as of September 30, 2019 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.

Long-term restricted cash of $14.4 million as of September 30, 2019 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents due to fluctuations in settlements receivable and customers payable, and hence working capital. These fluctuations are primarily due to:

•
Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable balances typically will be higher than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•
Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our settlements receivable and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customers payable and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Also customer funds obligations, which are included in customers payable, may cause customers payable to trend differently than settlements receivable. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

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

For the nine months ended September 30, 2019, cash provided by operating activities was $404.6 million, primarily as a result of:

•
Net loss of $15.5 million, offset by add back of non-cash items consisting primarily of share-based compensation of $218.0 million, transaction, loan and advance losses of $94.8 million, depreciation and amortization of $56.9 million, loss on revaluation of equity investment of $16.5 million, and amortization of operating lease right-of-use assets and accretion of operating lease liabilities of $22.0 million. The loss on revaluation of the equity investment is the mark to market valuation of the investment in Eventbrite. The other items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable (which includes customer funds obligation) of $519.1 million and settlements payable of $27.5 million. Both customers payable and settlements payable balances increased due to higher GPV in the period end dates, as we settle processing payment activity on business days. These balances are largely offset by settlements receivable, described below, which moves in tandem.

•
The cash increases described above were offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $215.6 million, for reasons described above, increases in customer funds of $202.7 million as a result of an increasing customer base with stored funds on the Cash App, charge-offs to accrued transaction losses of $56.5 million arising as a result of growth in GPV, and the net loan activity related to loans held for sale of $49.2 million arising from increased loan purchases.

For the nine months ended September 30, 2018, cash provided by operating activities was $118.7 million, primarily as a result of:

•
Net loss of $10.2 million less non-cash gain on revaluation of equity investment of $36.9 million, offset by add back of non-cash items consisting primarily of share-based compensation of $157.9 million, transaction, loan and advance losses of $63.6 million, depreciation and amortization of $38.3 million, and non-cash items of $23.6 million. While the gain on revaluation of the equity investment is a result of the initial public offering of Eventbrite and subsequent mark to market valuation of this investment, the other items are largely driven by growth and expansion of our business activities.

•
Additional cash provided from changes in operating assets and liabilities, including increases in customers payable of $581.5 million, settlements payable of $88.5 million. Both customers payable and settlements payable balances increased significantly compared to as of December 31, 2017 primarily due to the increase in GPV at the end of the period. These balances are largely offset by settlements receivable, described below, which moves in tandem.

•
Offset in part by cash used from changes in operating assets and liabilities, including increases in settlements receivable of $579.8 million for reasons described above, increases in customer funds of $156.2 million as a result of an increasing customer base with stored funds on the Cash App, and charge-offs to accrued transaction losses of $40.4 million arising as a result of growth in GPV.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, and business acquisitions.

For the nine months ended September 30, 2019, cash used in investing activities was $296.7 million, primarily as a result of the purchases of marketable debt securities, net of maturities and sales of $106.0 million and the purchases of marketable debt securities from customer funds, net of maturities of $122.4 million. Additional uses of cash were as a result of the purchase of property and equipment of $45.8 million and business acquisitions, net of cash acquired of $20.4 million.
For the nine months ended September 30, 2018, cash used in investing activities was $775.3 million, primarily as a result of business acquisitions, net of cash acquired of $112.4 million and the purchase of marketable debt securities, net of maturities and sales of $624.1 million. Additional uses of cash were as a result of the purchase of property and equipment of $37.2 million.

Cash Flows from Financing Activities
For the nine months ended September 30, 2019, cash used in financing activities was $86.2 million primarily as a result of proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $81.8 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $164.0 million.
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
Other Estimates

As disclosed in Note 19 of the Notes to the Condensed Consolidated Financial Statements, depending on the outcome of the tax dispute with the Tax Collector, we could be obligated to pay additional San Francisco Gross Receipts Tax together with associated penalties and interest, that in the aggregate could be material to our financial statements. Should the Company not prevail regarding the application of San Francisco’s gross receipt tax, we estimate that the Company could become liable to recognize and pay approximately $0 to $56 million in the aggregate in additional taxes, interest, and penalties for the fiscal years 2016, 2017, and 2018 and for the nine months ended on September 30, 2019. Additional taxes, interest, and penalties for future periods could be material as well.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Our critical accounting policies have not materially changed during the nine months ended September 30, 2019.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of September 30, 2019, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Equity Investment Risk

We hold an equity investment at fair value based on readily determinable market values, which is subject to market price volatility, and represents $28.9 million on our consolidated balance sheets as of September 30, 2019. A hypothetical decrease in price of 10%, which could be experienced in the near term, would result in a loss of $2.9 million in other expense on the consolidated statements of operations.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation” in Note 19 of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.

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

Our total net revenue grew from $1,708.7 million in 2016 to $2,214.3 million in 2017 and to $3,298.2 million in 2018. Comparing the nine months ended September 30, 2018 and 2019, our total net revenue grew from $2,365.6 million to $3,400.1 million. Our rate of revenue growth has slowed at times in the past, and may decline in the future, and it may decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers, and the difficulty and costs associated with switching to a competitor may not be significant for many of our services. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, the effectiveness of our support services, our pricing, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

Our business has generated net losses, and we intend to continue to invest substantially in our business. Thus, we may not be able to achieve or maintain profitability.

We generated net losses of $38.5 million, $62.8 million, and $171.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the nine months ended September 30, 2019 and 2018, we generated net losses of $15.5 million and $10.2 million, respectively.

As of September 30, 2019, we had an accumulated deficit of $901.3 million. We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing, including expenses relating to increased direct marketing efforts, referral programs, and free hardware and subsidized services; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers or with developing and supporting our products and services materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to contractually require third parties to whom we transfer data to implement and maintain appropriate privacy and security measures. However, if our privacy and security measures or those of third party developers and vendors are inadequate or are breached as a result of third-party action, user error, employee error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our products, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, cryptocurrencies, including bitcoin, or sensitive information, including personally identifiable information or protected health information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly accessed, disclosed, destroyed, or altered or threatened to be disclosed, destroyed, or altered, we could incur significant costs associated with remediation and the implementation of additional security measures, and may incur significant liability, financial loss, and be subject to litigation, regulatory scrutiny, investigations, proceedings, and penalties. We, our vendors, third party developers, or payment networks also may face delays in identifying or responding to security breaches or other security incidents, which may increase the significance of the foregoing potential consequences of a security breach or other security incident.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. In a majority of these cases, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the first quarter of 2020 and the third quarter of 2022, and we are currently in the process of negotiating a renewal of the agreement that expires in the first quarter of 2020. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

We are required to pay interchange and assessment fees, processing fees, and bank settlement fees to third-party payment processors and financial institutions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. Our acquiring processors and payment card networks may refuse to renew our agreements with them on terms that are favorable, commercially reasonable, or at all. For example, we are currently in the process of negotiating the renewal of one such agreement that expires in the first quarter of 2020. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a flat rate for our managed payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our acquiring processors could make our pricing look less competitive, lead us to change our pricing model, or adversely affect our margins.

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

We are also monitoring developments related to the decision by the U.K. government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as "Brexit"), which could have significant implications for our business. In March 2017, the United Kingdom began the official process to leave the EU by March 2019, but this deadline has since been extended. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations, and licensing requirements for the Company as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued a decision regarding the Company's classification of its business activities. Although we disagree with the Tax Collector's decision and contest this classification, the ultimate resolution is uncertain. We are taking steps to vigorously pursue all available remedies, including challenging the classification of our primary business activity, challenging the applicable tax rate used, and filing a lawsuit against the Tax Collector. See “Litigation” in Note 19 of the accompanying notes to our condensed consolidated financial statements. If the Company does not prevail and is otherwise unable to mitigate the impact of this tax, we could be obligated to pay additional taxes, together with any associated penalties and interest. This may adversely affect our cash flows, financial condition, and results of operations. An unfavorable outcome in this tax dispute may also limit our ability to retain and grow our work force in San Francisco. In addition, our tax liability could be adversely affected by changes in tax laws, rates, and regulations. For example, on November 6, 2018, residents of the City and County of San Francisco approved a ballot measure that increases taxes on certain entities' gross receipts beginning January 1, 2019. The determination of our worldwide provision for income and other taxes is highly complex and requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the amount ultimately payable may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

We may also choose to divest certain businesses or product lines. For example, in July 2019, we entered into a definitive agreement to sell our Caviar business. This transaction closed on October 31, 2019. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of or entire businesses, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations, and divert management and our employees’ time and attention. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

In September of 2018, the United States imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. The tariffs on these products were initially set at 10%, but were increased to 25% in May 2019. On September 1, 2019, the United States imposed new tariffs at 15% on additional imports from China, including on our remaining hardware products manufactured there. The tariffs negatively affect the gross margin on the impacted products, which only partially has been offset by adjustments to the prices of some of the affected products. Any future tariffs and actions related to items imported from China or elsewhere could negatively impact our gross margin on the impacted products, and increases in pricing as a result of tariffs could reduce the competitiveness of our products. The impact of any increased or new tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, and results of future operations.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, defects, security breaches such as cyber-attacks or identity theft, sabotage, malfeasance, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access, or disclosure of, to sensitive, proprietary, or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

We intend to continue to explore other products, models, and structures for Square Capital, including forming a Utah industrial loan corporation, offering consumer financing, and other forms of credit and loan products. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. The licenses required in connection with our lending program and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in this manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

In particular, as we seek to build a trusted and secure platform for commerce, and as we expand our network of customers and facilitate their transactions and interactions with one another or otherwise evolve our products and services, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union adopted a General Data Protection Regulation (GDPR), which became effective in May 2018, superseding previous EU data protection legislation. The GDPR imposes more stringent data privacy and data protection requirements than prior EU data protection law and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we in certain cases utilize model contracts approved by the EU Commission. These model contracts have been legally challenged, and it is possible that they will be voided or modified, which could materially impact our ability to transfer personal data from the EU to other jurisdictions. In the United Kingdom, although a Data Protection Act that substantially implements the GDPR became law in May 2018, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. The U.K.’s anticipated exit from the EU has created uncertainty with regard to the regulation of data protection in the UK and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world.

Likewise, the California Consumer Privacy Act of 2018 (CCPA) will become effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. The CCPA was amended in September 2018, and further amendments were passed in September 2019 and are awaiting signature by Governor Newsom. It remains unclear how various provisions of the CCPA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity has arisen will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, a California ballot initiative that builds upon CCPA has been introduced for the November 2020 election, other states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation, including CCPA, potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. In addition, U.S. and international laws that have been applied to protect user privacy and data security (including laws regarding unfair and deceptive practices in the U.S. and the GDPR in the EU) may be subject to evolving interpretations or applications in light of privacy developments.

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

Our subsidiary Cash App Investing LLC (“Cash App Investing”) is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock by users of our Cash App through a third-party broker that executes those transactions, DriveWealth LLC (“DriveWealth”). Cash App Investing engages in regulated activities that are different from those previously undertaken by us. It is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore Cash App Investing is subject to regulation, examination and supervision by the SEC and FINRA. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

The SEC and FINRA have the authority to bring administrative proceedings against broker-dealers, whether arising out of examinations or otherwise, for violations of the securities laws. Administrative sanctions can include cease-and-desist orders, censure, fine, civil monetary penalties, and disgorgement and may even result in the suspension or expulsion of the firm from the securities industry. Similar sanctions may be imposed upon officers, directors, representatives, and employees. In addition, judicial proceedings may be initiated by the SEC or state regulators if the misconduct warrants such action and may result in injunctive relief, civil monetary penalties, disgorgement, and other sanctions.

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s obligations. However, appropriately addressing these issues is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us.

In the event of any regulatory action or scrutiny, we or Cash App Investing could also be required to make changes to our business practices or compliance programs. In addition, any perceived or actual breach of compliance by Cash App Investing with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

Cash App Investing is subject to net capital and other regulatory capital requirements; failure to comply with these rules could harm our business.

Our subsidiary Cash App Investing is subject to the net capital requirements of the SEC and FINRA. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA, and ultimately may require its liquidation. Currently, Cash App Investing has fairly low net capital requirements, because it does not hold customer funds or securities, but instead transmits and delivers those funds on behalf of customers to DriveWealth or back to the applicable customer. However, a change in the net capital rules, a change in how Cash App Investing handles or holds customer assets, or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements could have adverse effects. Finally, because Cash App Investing is subject to such net capital requirements, we may be required to inject additional capital into Cash App Investing and as such we may have liability and/or our larger business may be affected by any of these outcomes.

It is possible that FINRA will require changes to our business practices based on our ownership of Cash App Investing.

In certain cases, FINRA has required unregistered affiliates of broker-dealers to comply with additional regulatory requirements, including, among others, handling all securities or other financial transactions through the broker-dealer or conforming all marketing and advertising materials to the requirements applicable to broker-dealers. We do not currently believe that these types of requirements apply to any aspect of our business other than the securities transactions facilitated through the Cash App. It is possible that, in the future, FINRA could require us to comply with additional regulations in the conduct of other activities (i.e., beyond the securities transactions made through the Cash App). If that were to occur, it could require significant changes to our business practices. These and other changes would impose significantly greater costs on us and disrupt existing practices in ways that could negatively affect our overarching business and profitability.

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

As of September 30, 2019, we had 650 issued patents in force in the United States and abroad and 629 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them.

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

Prior to December 1, 2021, in the case of the 2022 Notes, and prior to February 15, 2023, in the case of the 2023 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes for the relevant period in the calendar quarter ending September 30, 2019, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2019. Whether the Notes of either series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 70.4% of the voting power of our combined outstanding capital stock as of September 30, 2019. Our executive officers and directors and their affiliates held approximately 73.2% of the voting power of our combined outstanding capital stock as of September 30, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31	18,806 (i)	$73.20	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	—	—	—	—
Total	18,806	$73.20	—	—
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

SQUARE, INC.

Date:	November 6, 2019	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)