Form 10-K
period 2019-12-31
Square, Inc.
filed 2020-02-26
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________
Commission File Number 001-37622
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2019 as reported by the New York Stock Exchange on such date was approximately $24.6 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 21, 2020, the number of shares of the registrant’s Class A common stock outstanding was 354,826,967 and the number of shares of the registrant's Class B common stock outstanding was 80,407,753.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial performance, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business; and our anticipated expansion and growth in Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App ecosystem, our expectations regarding product launches, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

PART I
Item 1. BUSINESS

Our Business

We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. As our company grew, we recognized that sellers need a variety of solutions to thrive and saw how we could apply our strength in technology and innovation to help sellers. We have since expanded to provide more than 30 distinct products and services to sellers that help them manage and grow their business. Similarly, with Cash App, we have built a parallel ecosystem of financial services to help individuals manage their money.

Our purpose of economic empowerment drives the development of all our products and services.
Seller Ecosystem: Square offers a cohesive commerce ecosystem that helps our sellers start, run, and grow their businesses. We combine software, hardware, and financial services to create products and services that are cohesive, fast, self-serve, and elegant. These attributes differentiate Square in a fragmented industry that traditionally forces sellers to stitch together products and services from multiple vendors, and more often than not, rely on inefficient non-digital processes and tools. Our ability to add new sellers efficiently, help them grow their business, and cross-sell products and services has historically led to continued and sustained growth. In the year ended December 31, 2019, we processed $106.2 billion of Gross Payment Volume (GPV), which was generated by nearly 2.3 billion card payments from 407 million payment cards. At the end of 2019, our Square point of sale ecosystem had over 180 million buyer profiles and approximately 230 million items were listed on Square by sellers.

Cash Ecosystem: Cash App provides an ecosystem of financial products and services to help individuals manage their money. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of financial services that allows individuals to store, send, receive, spend, and invest their money. As of December 2019, Cash App had approximately 24 million monthly active customers who had at least one cash inflow or outflow during a given month.

Our Sellers

Our sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from individual vendors at farmers’ markets to multi-location businesses. These sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings. We are also increasingly serving larger sellers, which we define as sellers that generate more than $125,000 in annualized GPV. Our ability to service larger sellers is due to our ability to offer more complex solutions and a greater suite of services. GPV from larger sellers represented 55% of total GPV in the fourth quarter of 2019, up from 51% in the fourth quarter of 2018 and 47% in the fourth quarter of 2017. For the years ended December 31, 2019, 2018 and 2017, we had no customer who accounted for greater than 10% of our GPV or our total net revenue.

The charts below show the percentage mix of our GPV by seller industry and seller size:

% OF GPV BY INDUSTRY

FOR 12 MONTHS ENDED DECEMBER 31, 2019

3%
Charities and Education
4%
Casual Use
2%
Transportation
4%
Leisure and Entertainment
26%
Food and Drink
8%
Home and Repair
9%
Healthcare and Fitness
17%
Retail
11%
Beauty and Personal Care
15%
Professional Services

GPV MIX BY SELLER SIZE
6%
22%
72%
Q4 2013
9%
24%
67%
Q4 2014
13%
26%
61%
Q4 2015
16%
27%
57%
Q4 2016
20%
27%
53%
Q4 2017
24%
28%
49%
Q4 2018
27%
27%
45%
Q4 2019
>$500K
ANNUALIZED GPV
$125K-$500K
ANNUALIZED GPV
<$125K
ANNUALIZED GPV

Our Products and Services

Seller Ecosystem:

Our seller ecosystem consists of over 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees.

Software

We offer a suite of cloud-based software solutions to help sellers more effectively operate and manage their businesses. Our software is designed to be self-serve and intuitive to make initial setup and new employee training fast and easy. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. Sellers get frequent software updates and upgrades automatically.

Our point of sale products help sellers ring up their sales, send digital receipts, and collect instant customer feedback to improve their service. Each features integrates payments, tracks sales, inventory, customers’ purchase histories, and enables employees to clock in and clock out in the app.

•Square Point of Sale is a general purpose point-of-sale software that can be downloaded to an iOS or Android device and is pre-installed on Square Register and Square Terminal hardware devices.

•Square Virtual Terminal is a web-based, general purpose point of sale software product. Virtual Terminal helps serve sellers who run their business from a computer, and operates alongside companion tools such as email, customer lists, and scheduling.

•Square Appointments is enhanced and tailored for sellers in the services industry. It is an integrated solution that includes support for booking, retail sales, invoicing, and payments. The software can be downloaded to an iOS or Android device or used via a web browser. Square Appointments includes a free online booking site so buyers can easily schedule appointments and select their preferred time, service, and staff member. It is also integrated with Square Assistant which is an artificial intelligence enabled automated messaging tool that responds to buyers directly, quickly, and professionally saving sellers time and helping prevent no-shows.

•Square for Retail is enhanced and tailored for sellers in the retail industry. It includes barcode scanning, advanced inventory management, support for tens of thousands of items, cost of goods sold, purchase orders, and vendor management. It also has enhanced customer profile information in the point of sale to better support customer relationships.

•Square for Restaurants is enhanced and tailored for full-service restaurants. It enables staff to serve diners while also managing tables, orders, courses, and tickets. Square for Restaurants also provides back of the house functionality, such as revenue and cost reporting, helping managers and owners make informed decisions and run a more efficient business.

•Square Invoices is a customizable digital invoicing solution with integrated and secure online payment acceptance. This eliminates the need to print and mail statements to customers and wait for checks to arrive. Sellers use Square Invoices for upcoming, recurring, or previously-delivered goods and services, such as catering orders, contractor services, lessons, and retail orders. Square Invoices also lets sellers send estimates and collect partial payments for goods and services.

Square Online Store helps sellers sell in more ways. It makes it easy to build a website and online store as well as sell on Instagram and Facebook. Orders, items, inventory, and customer data stay in sync when selling both online and in-person.

Square Loyalty, Marketing, and Gift Cards help sellers engage with their buyers to grow their business. By linking customer data with point-of-sale and transaction data, we can offer our sellers an integrated loyalty program and targeted marketing campaigns, with a closed-loop system that allows sellers to easily assess the return on investment of their marketing efforts.

Square Dashboard provides sellers with real-time data and insights about sales, items, customers, and employees. It can be used via the web or via the Dashboard iOS app. This reporting enables sellers to stay informed and make timely decisions about their business from anywhere.

Finally, we offer a developer platform including APIs (application programming interfaces) and SDKs (software development kits) that enable external developers to integrate with the Square ecosystem.

•Omnichannel payments (in-person, online, and mobile): Square Reader SDK enables developers to seamlessly integrate Square hardware with a seller’s custom point of sale, allowing them to build unique checkout experiences such as self-ordering kiosks powered by Square’s managed payments service. With our online payments APIs, developers can integrate Square payments into a seller’s e-commerce website or online store. Our In-App Payments SDK, which launched in the first quarter of 2019, enables developers to build consumer mobile apps that use Square to process payments.

•Commerce APIs: With more than 30 commerce APIs, developers can manage orders, product catalogs, inventory, customer profiles, employees, and more in order to build applications that enrich and integrate with Square's ecosystem of products. In addition, these APIs enable developers to build integrations with critical business systems such as accounting, CRM (customer relationship management) software, employee management, and ERP (enterprise resource planning) software.

Hardware

We have developed powerful, custom-designed hardware that can process all major card payment forms, including magnetic stripe, EMV chip, and NFC. Sellers are able to accept cards issued by Visa, MasterCard, American Express, or Discover. Additionally, sellers are able to accept local payment forms such as Interac Flash in Canada, JCB in Japan, and eftpos in Australia. Square hardware can be integrated with additional accessories such as cash drawers, receipt printers, and barcode scanners to provide sellers with a comprehensive point-of-sale solution. Our hardware portfolio includes the following:

•Magstripe reader: This reader enables swiped transactions of magnetic stripe cards by connecting with an iOS or Android smartphone or tablet via the headphone jack or lightning connector.

•Contactless and chip reader: This reader accepts EMV chip cards and NFC payments, enabling acceptance via Apple Pay, Google Pay, and other mobile wallets.

•Square Stand: This hardware enables an iPad to be used as a payment terminal or full point of sale solution. It features an integrated magnetic stripe reader, provides power to a connected iPad, and can connect to the contactless and chip reader wirelessly or via USB.

•Square Register: This all-in-one offering combines our hardware, point-of-sale software, and payments technology. The dedicated hardware consists of two screens: a seller display and a customer display with a built-in card reader that accepts tap, dip, and swipe payments.

•Square Terminal: This is a portable, all-in-one payments device and receipt printer to replace traditional keypad terminals. It accepts tap, dip, and swipe payments and has a battery that lasts all day, enabling payments anywhere in the store.

Financial Services

Managed Payments

Sellers can onboard in minutes and, once onboarded, accept payments in person via swipe, dip, or tap of a card or online via a stored card on file or payment entry form. Sellers pay a transparent transaction fee for our managed payments offering, which includes next-day settlements, payment dispute management, data security, and PCI compliance.

Square acts as both the merchant of record for the transaction as well as the payment service provider (PSP). As the merchant of record, Square is the party responsible for settling funds with the Seller and helps manage transaction risk loss on behalf of the merchant. Our position as the merchant of record helps us better serve our sellers. For example, as the merchant of record, we can more efficiently onboard new sellers through our website, leveraging our risk assessment models, and we have insights into transaction-level data that we use to inform our sellers and launch new products. Square has negotiated terms and entered into contractual arrangements directly with the other service providers of transaction processing services, including the acquiring processors and card networks, and indirectly with the issuing banks. These contracts include negotiated terms, such as more favorable pricing, that are generally not available to Sellers if they were to contract directly with these sub-service providers.

Instant Transfer

Instant Transfer is part of our suite of financial services tools and enables sellers to receive funds from their payments instantly or later that same day. Instant Transfer is an important tool for many sellers that need faster access to their funds in order to better manage their cash flow or working capital. As of the first quarter of 2020, the fee for an Instant Transfer is 1.5%.

Square Card

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

Square Capital

Square Capital, through a partnership with an industrial bank, facilitates loans to qualified Square sellers based on current payment and point-of-sale data. Square Capital eliminates the lengthy (and often unsuccessful) loan application process while also filling a market gap for sellers that either wouldn’t be eligible for a loan from a traditional lender or need only a very small amount of capital. We are able to approve sellers for these loans while facilitating prudent risk management by using our unique data set of a seller’s Square transactions to help facilitate loan underwriting and collections. The terms are straightforward for sellers, and once approved, they get their funds quickly, often the next business day. Sellers can use these funds to make investments in their business, such as purchasing inventory or equipment, hiring additional employees, expanding their stores, opening new locations, or any other business need.

Generally, for loans to Square sellers, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are sized to be less than 20% of a seller's expected annual GPV and, by simply running their business, sellers repay their loan in eight to nine months on average. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis. This funding significantly increases the speed with which we can scale Square Capital services and allows us to mitigate our balance sheet and liquidity risk. As a complement to Square Capital, we also offer Square Installments, a growth tool for sellers where they can offer their customers the option to pay for large purchases over time.

Since its public launch in May 2014, Square Capital has facilitated nearly 1 million loans and advances, representing over $6.3 billion. For Square Capital, we continued to see an average loss rate of less than 4% for our core flex loan product in 2019.

Payroll

Square Payroll empowers sellers to grow and manage their businesses by making it easy to hire, onboard, pay wages and associated taxes for employees, and offer their employees benefits like a 401(k). We believe the broader Square ecosystem drives competitive differentiation for our Payroll product. For example, sellers have the ability to use Payroll in conjunction with complementary products such as Square Point of Sale, Restaurants Point of Sale, and Retail Point of Sale. We believe the integration of these products results in a superior user experience. Square Payroll is available nationwide in the United States.

Cash App Ecosystem:

With Cash App, we are building an ecosystem of financial products and services that helps individuals manage their money. Cash App has a diverse set of customers across demographics and domestic regions. Cash App primarily serves customers in the United States with its breadth of products, and also offers its peer-to-peer service to customers in the United Kingdom.

Storing, Sending, and Receiving Funds

Customers can use Cash App to store funds by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service or by transferring money from a bank account. We have enhanced the efficiency of peer-to-peer transfers by streamlining the onboarding process for new Cash App customers. Nearly all Cash App accounts with a Cash Card also have a routing number and a unique account number, which allows customers to deposit their funds directly from their paycheck. These funds can then be sent to another customer through the app, spent anywhere that accepts cards using the Cash Card, withdrawn from an ATM using the Cash Card, or transferred to a bank account (either instantly for a fee or for free in 3-5 days). As of December 31, 2019, Cash App had stored balances of $676 million from its customers, representing an increase of 102% year over year.

Spending

Cash Card is a debit card that is linked directly to a customer’s Cash App balance. Customers can order a Cash Card for free and use their Cash Card anywhere that accepts cards to make purchases, drawing down from the funds stored in their Cash App balance. Square earns interchange fees when individuals make purchases with Cash Card.

Cash Card also offers customers discounts at certain businesses through the Cash Boost program. Cash Boost is a free and instant rewards program for Cash App customers, which offers a discount at a specific business (e.g. 10% off a purchase on DoorDash) or a discount at certain business types (e.g. $1 off coffee shops). Customers can select the Cash Boost they want to apply to their Cash Card through the Cash App, and the discount is instantly applied to their Cash App balance when customers make eligible transactions. Some Boosts are selected and funded by the Cash App team, while others will be funded by our partners. Costs related to the Cash Boost rewards program that are funded by Square are recognized as reductions to revenue.

Investing

Customers can also use Cash App to invest their funds in US stocks and exchange-traded funds (ETFs) or buy and sell Bitcoin.

Cash App makes investing more accessible by giving customers access to hundreds of listed stocks and ETFs, as well as the ability to buy and sell Bitcoin. Stocks or Bitcoin can be purchased using the funds in a customer’s Cash App balance or from a linked debit card and once the order is filled, all investments are viewable through the Investing tab on the Cash App home screen. In the fourth quarter of 2019, we introduced equity investing, including the ability for customers to buy fractional shares of a stock for as little as $1, which expands access to the financial system to more people. For Bitcoin buying and selling, we recognize revenue when customers purchase bitcoin and it is transferred to the customer's account.

Sales and Marketing

Seller Ecosystem

We have a strong brand and continue to increase awareness of Square and our ecosystem among sellers by enhancing our services and fostering rapid adoption through brand affinity, direct marketing, public relations, direct sales, and partnerships. Our Net Promoter Score (NPS) has averaged more than 65 over the past four quarters, which is double the average score for banking providers. Our high NPS means our sellers recommend our services to others, which we believe strengthens our brand and helps drive efficient customer acquisition.

Direct marketing, online and offline, has also been an effective customer acquisition channel. These tactics include online search engine optimization and marketing, online display advertising, direct mail campaigns, direct response television advertising, mobile advertising, and affiliate and seller referral programs. Our direct sales and account management teams also contribute to the acquisition and support of larger sellers. In addition to direct channels, we work with third-party developers and partners who offer our solutions to their customers.

Partners expand our addressable market to sellers with individualized or industry-specific needs. Through the Square App Marketplace, our partners are able to expand their own addressable market by reaching the millions of sellers using Square. As of December 31, 2019, Square had approximately 500 managed partners connected to its platform.

Our direct, ongoing interactions with our sellers help us tailor offerings to them, at scale, and in the context of their usage. We use various scalable communication channels such as email marketing, in-product notifications and messaging, and Square Communities, our online forum for sellers, to increase the awareness and usage of our products and services with little incremental sales and marketing expense. Our customer support team also helps increase awareness and usage of our products as part of helping sellers address inquiries and issues.

Cash App Ecosystem

Cash App has also developed a strong brand, which can be traced back to our compelling features, self-serve experience, unique design, and engaging marketing.

Peer-to-peer (P2P) transactions serve as the primary acquisition channel for Cash App. Peer-to-peer transactions have powerful network effects as every time a customer sends or requests money, Cash App can acquire a new customer or reengage an existing customer. We have enhanced the efficiency of peer-to-peer transfers by streamlining the onboarding process for Cash App, enabling users to sign up in minutes. We offer the peer-to-peer service to our Cash App customers for free, and we consider it to be a marketing tool to encourage the usage of Cash App, which includes Cash Card among other features. We do not generate revenue on the majority of peer-to-peer transactions and for these transactions we characterize peer-to-peer costs and risk loss as a sales and marketing expense. To a lesser extent, Cash App also uses paid marketing, including referrals, partnerships, and social media, to enhance its brand and expand its network.

Additionally, we see the launch and advertising of new Cash App features as an important way to attract new customers. Features such as Cash Card and Boost rewards, Bitcoin buying and selling, and equity investing enhance Cash App’s utility for customers and provide a new reason for people to try Cash App.

Product Development and Technology

We design both our Seller and Cash App products and services to be cohesive, fast, self-serve, and elegant, and we organize our product teams accordingly, combining individuals from product management, engineering, data science, analytics, design, and product marketing. Our products and services are platform-agnostic with most supporting iOS, Android, and web. We frequently update our software products and have a rapid software release schedule with improvements deployed regularly. Our services are built on a scalable technology platform, and we place a strong emphasis on data analytics and machine learning to maximize the efficacy, efficiency, and scalability of our services.

In our Seller ecosystem, this enables us to capture and analyze billions of transactions per year and automate risk assessment for more than 99.95% of all transactions. Our hardware is designed and developed in-house, and we contract with third-party manufacturers for production.

Our Competition

Seller Ecosystem

The markets in which our seller ecosystem operates are competitive and evolving. Our competitors range from large, well-established vendors to smaller, earlier-stage companies.

We seek to differentiate ourselves from competitors primarily on the basis of our commerce ecosystem and our focus on building remarkable products and services that are cohesive, fast, self-serve, and elegant. In addition, we differentiate ourselves by offering transparent pricing, no long-term contracts, and our ability to innovate and reshape the industries we operate in to expand access to traditionally unserved or underserved sellers. With respect to each of these factors, we believe that we compare favorably to our competitors. Competitors that overlap with certain functions and features that we provide include:

•Pen and paper, manual processes, and paper currency
•Business software providers such as those that provide point of sale, website building, inventory management, analytics, customer relationship management invoicing, and appointment booking solutions
•Payment terminal vendors
•Merchant acquirers
•Banks that provide payment processing, loans, and payroll
•Payroll processors
•Established or new alternative lenders

Cash App Ecosystem

Cash App is our ecosystem of financial services for individuals and competes with other companies in the peer-to-peer payments, debit and prepaid cards, credit card rewards, stock trading, and Bitcoin spaces. Our competitors include money transfer apps, prepaid debit card offerings, traditional brokerage firms, and crypto trading services.

We primarily compete based on our brand and the simplicity and quality of our customer experience. We invest in brand, design, and technology to keep our products fast and simple, while also improving and expanding our feature set.

Reportable Segments

In 2020, we anticipate changing our operating and reportable segments from one segment to two segments. These two segments will represent our Seller and Cash App businesses and will reflect the way the Company anticipates evaluating its business performance and managing its operations.

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

We have developed a patent program and strategy to identify, apply for, and secure patents for innovative aspects of our products, services, and technologies where appropriate. As of December 31, 2019, we had 687 issued patents in force and 584 filed patent applications pending in the United States and in foreign jurisdictions relating to a variety of aspects of our technology. We intend to file additional patent applications as we continue to innovate through our research and development efforts and to pursue additional patent protection to the extent we deem it beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. We are the registered holder of a variety of U.S. and international trademarks and domain names that include the terms “Square,” "Cash App", "Weebly," and variations thereof.

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

Payments Regulation

Various laws and regulations govern the payments industry in the United States and globally. For example, certain jurisdictions in the United States require a license to offer money transmission services, such as Cash App’s peer-to-peer payments, and we maintain a license in each of those jurisdictions and comply with new license requirements as they arise. We are also registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network. These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies.

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

Consumer Protection

The Consumer Financial Protection Bureau and other federal, local, state, and foreign regulatory agencies regulate financial products and enforce consumer protection laws, including credit, deposit, and payments services, and other similar services. These agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce rules and regulations that affect our business.

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

Broker-Dealer Regulation

One of our subsidiaries, Cash App Investing LLC (Cash App Investing), operates as a broker-dealer and is therefore registered with the Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA). As a broker-dealer, Cash App Investing is subject to SEC and FINRA rules and regulations that apply to its business. Among other steps designed to ensure compliance, Cash App Investing has adopted written supervisory procedures (WSPs), which govern Cash App Investing’s operations, including, without limitation, how it markets its services, handles customer assets, keeps records, and reports to the SEC and FINRA. Cash App Investing’s compliance with its WSPs and general SEC and FINRA regulation is overseen by its Chief Compliance Officer, who conducts required reviews of Cash App Investing’s compliance. To the extent any applicable SEC or FINRA rules or regulations change, Cash App Investing will need to adapt to those changes.

Virtual Currency Regulation

We are subject to certain licensing and regulatory frameworks triggered by our Cash App offering, through which customers can use their stored funds to buy, hold and sell Bitcoin, and transfer Bitcoin to and from Cash App. We currently hold a New York State Bitlicense. The laws and regulations applicable to virtual currency are evolving and subject to interpretation and change. Therefore, our virtual currency services may be or become subject to regulation by other authorities and may subject us to additional requirements.

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

Communications Regulation

We send texts, emails, and other communications in a variety of contexts, such as when providing digital receipts and marketing. Communications laws and regulations, including those promulgated by the Federal Communications Commission, apply to certain aspects of this activity in the United States and elsewhere.

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

Seasonality

Historically our transaction-based revenue has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners. We have not historically experienced meaningful seasonality with respect to total net revenue as this effect has been offset by our revenue growth. No individual quarter in 2019 or 2018 accounted for more than 30% of annual total net revenue.

Our Employees

        As of December 31, 2019, we had 3,835 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees are either represented by a labor union or subject to a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the Twitter accounts @Square and @SquareIR, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee charters, code of business conduct and ethics, and corporate governance guidelines, is also available on our investor relations website under the heading “Governance Documents.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We have developed a strong and trusted brand that has contributed significantly to the success of our business. We believe that maintaining and promoting our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and be a technology leader. We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brand. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

The introduction and promotion of new services, as well as the promotion of existing services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Twitter, or Facebook. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brand more expensive or more difficult. If we are unable to market and promote our brand on third-party platforms effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire customers. Our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; compliance failures and claims; litigation and other claims; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

As our revenue has increased, our growth rate has slowed at times in the past and may slow or decline in the future. Future revenue growth depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers.

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer, both in the seller ecosystem and the Cash App ecosystem. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. In addition, the growth of our business depends in part on existing sellers expanding their use of our products and services. If we are unable to encourage sellers to broaden their use of our services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and Cash App customers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products and services, but if those features, products and services fail to be successful, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

        While we generated net income of $375.4 million for the year ended December 31, 2019, we generated net losses of $38.5 million and $62.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $510.3 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; expansion of office space and other infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially rise in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized thereafter as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability.

From time to time, we have made and may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve the experiences of our customers, which we believe will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

We derive a significant portion of our revenue from managed payments services. Our efforts to expand our product portfolio and market reach may not succeed and may reduce our revenue growth.

We derive a significant portion of our revenue from transaction-based fees we collect in connection with managed payments services. While Cash App and other products and services we offer have grown in importance to us and we intend to continue to broaden the scope of products and services we offer, we may not be successful in deriving any significant new revenue streams from these products and services or in maintaining or growing current revenue streams. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we may have limited or no experience in our newer markets. For example, we cannot assure you that any of our products or services will be widely accepted or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our newer activities may not recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies. Moreover, our success may depend on our ability to provide products and services that are tailored to specific needs and requirements of our customers. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.

Substantial and increasingly intense competition in our industry may harm our business.

We compete in markets characterized by vigorous competition, changing technology, changing customer needs, evolving industry standards, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, in 2019, Apple introduced Apple Card, and other companies not traditionally associated with the payments industry may also introduce products or services that are or may become competitive with our business. We compete against many companies both within our seller ecosystem and our Cash App ecosystem to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

Certain sellers have long-standing exclusive, or nearly exclusive, relationships with our competitors to accept payment cards and other services that compete with what we offer. These relationships may make it difficult or cost-prohibitive for us to conduct material amounts of business with them. Competing services tied to established brands may engender greater confidence in the safety and efficacy of their services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should such third party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

If our privacy and security measures or those of third party developers and vendors are inadequate or are breached, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds or sensitive information on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to litigation, regulatory scrutiny, and investigations.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platforms. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by such attacks. We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access, or disclosure of, to sensitive, proprietary, or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or errors in our hardware design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

Additionally, electronic payment products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them. If we or our sellers or other customers are unable to anticipate or prevent these attacks, our sellers' or other customers’ businesses may be harmed, our reputation could be damaged, and we could incur significant liability.

Systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services, or those of our sellers, could harm our business and our brand, and subject us to substantial liability.

Our systems and those of our third-party vendors, including data center facilities, may experience service interruptions, cyber-attacks and security incidents, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions and other financial services, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

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

We offer managed payments and other products and services to a large number of customers. We vet and monitor these customers and the payments transactions we process for them as part of our risk management efforts. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions and potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and installment loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves in our books for those losses. Furthermore, if our risk management policies and processes are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. In a majority of these cases, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the third quarter of 2022 and the first quarter of 2023. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

We are required to pay interchange and assessment fees, processing fees, and bank settlement fees to third-party payment processors and financial institutions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In some cases, we have negotiated favorable pricing with acquiring processors and networks that are contingent on certain business commitments and other conditions. Our acquiring processors and payment card networks may refuse to renew our agreements with them on terms that are favorable, commercially reasonable, or at all. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a standard rate for our managed payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our acquiring processors could make our pricing less competitive, lead us to change our pricing model, or adversely affect our margins, all of which could materially harm our business and financial results.

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

To provide our managed payments solution and other products and services (including those for Cash App and Square Capital), we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, various financial institution partners, systems like the Federal

Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors for each of the United States, Canada, and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards we issued.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.

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

Further, our suppliers, distributors, and other third party partners may suffer their own financial and economic challenges. Such suppliers and third parties may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet end customer demands or collect revenue or otherwise could harm our business. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, the investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Moreover, we are currently subletting some office space to subtenants. An economic downturn may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

We are also monitoring developments related to the decision by the U.K. to leave the European Union (EU) on January 31, 2020 and commence a transition period during which the UK and EU negotiate their future relationship. Brexit could have significant implications for our business and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations, and licensing requirements for the Company as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued decisions regarding the Company's classification of its business activities. Although we disagree with the Tax Collector and contest this classification, the ultimate resolution is uncertain. We are taking steps to vigorously pursue all available remedies, including challenging the classification of our primary business activity, challenging the applicable tax rate used, and filing lawsuits against the Tax Collector. See “Litigation” in Note 18 of the accompanying notes to our condensed consolidated financial statements. If the Company does not prevail and is otherwise unable to mitigate the impact of this tax, we could be obligated to pay additional taxes, together with any associated penalties and interest. This may adversely affect our cash flows, financial condition, and results of operations. An unfavorable outcome in this tax dispute may also limit our ability to retain and grow our work force in San Francisco. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, and foreign tax audits relating to income, transfer pricing, sales & use, VAT, and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. For example, various levels of government and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the European Union (“EU”), increasingly focus on future tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology. These developing changes could affect our financial position and results of operations. In particular, due to the global nature of the Internet, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, income taxes, or other taxes relating to our activities in the internet commerce and financial technology space. New or revised taxes, in particular, sales & use taxes, VAT, and similar taxes, including digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

The determination of our worldwide provision for income and other tax liabilities is highly complex and requires significant judgment by management, and there are many transactions during the ordinary course business where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.

As of December 31, 2019, we had a valuation allowance for deferred tax assets in the United States, Canada, Ireland and Singapore. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future. Future adjustments in our valuation allowance may be required. The recording of any future increases in our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

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

Our current business and anticipated growth will continue to place significant demands on our management and other resources. In order to manage our growth effectively, we must continue to strengthen our existing infrastructure and operational procedures, enhance our internal controls and reporting systems, and ensure we timely and accurately address issues as they arise. In particular, our continued growth will increase the challenges involved in:

•improving existing and developing new internal administrative infrastructure, particularly our operational, financial, communications, and other internal systems and procedures;

•installing enhanced management information and control systems; and

•preserving our core values, strategies, and goals and effectively communicating these to our employees worldwide.

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

We currently offer our services and products in multiple countries and plan to continue expanding our business further globally. Expansion, whether in our existing or new global markets, will require additional resources and controls, and offering our services in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion could also subject our business to substantial risks, including:

•difficulty in attracting a sufficient number of sellers;

•failure to anticipate competitive conditions and competition with service providers or other entrenched market-players that have greater experience in the local markets than we do;

•conformity with applicable business customs, including translation into foreign languages and associated expenses;

•increased costs and difficulty in protecting intellectual property and sensitive data;

•changes to the way we do business as compared with our current operations or a lack of acceptance of our products and services;

•the ability to support and integrate with local third-party service providers;

•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customs, challenges caused by distance, language, and cultural differences, and the increased travel, infrastructure, and legal and compliance costs associated with global operations;

•difficulties in recruiting and retaining qualified employees and maintaining our company culture;

•difficulty in gaining acceptance from industry self-regulatory bodies;

•compliance with multiple, potentially conflicting and changing governmental laws and regulations, including with respect to payments, data privacy, data protection, and information security;

•compliance with U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws;

•potential tariffs, sanctions, fines, or other trade restrictions;

•exchange rate risk;

•compliance with complex and potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws; and

•regional economic and political instability.

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

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses technologies or other assets that we believe could complement or expand our business. The identification, evaluation, and negotiation of potential transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. For example, in 2019, we completed the sale of Caviar to DoorDash in exchange for cash and stock consideration. As DoorDash is a privately-held company, there can be no assurances that we will fully realize the value of the stock consideration. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

•the transaction may not advance our business strategy;

•we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;

•the transaction may subject us to additional regulatory burdens that affect our business in potentially unanticipated and significantly negative ways;

•we may not realize a satisfactory return or increase our revenue;

•we may experience difficulty, and may not be successful in, integrating technologies, IT or business enterprise systems, culture, or management or other personnel of the acquired business;

•we may incur significant acquisition costs and transition costs, including in connection with the assumption of ongoing expenses of the acquired business;

•we may not realize the expected benefits or synergies from the transaction in the expected time period, or at all;

•we may be unable to retain key personnel;

•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy and security, and our due diligence process may not identify compliance issues or other liabilities;

•we may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a business, which could result in additional financial, legal, or regulatory exposure, which may subject us to additional controls, policies, procedures, liabilities, litigation, costs of compliance or remediation, or other adverse effects on our business, operating results, or financial condition;

•we may have difficulty entering into new market segments;

•we may be unable to retain the customers, vendors, and partners of acquired businesses;

•there may be lawsuits or regulatory actions resulting from the transaction;

•there may be risks associated with undetected security weaknesses, cyberattacks, or security breaches at companies that we acquire or with which we may combine or partner;

•there may be local and foreign regulations applicable to the international activities of our business and the businesses we acquire; and

•acquisitions could result in dilutive issuances of equity securities or the incurrence of debt.

We may also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of or entire businesses, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

Joint ventures and minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the joint venture or minority investment. In addition, we may be dependent on joint venture partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the joint venture partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand.
Our services must integrate with a variety of operating systems, and the hardware that enables merchants to accept payment cards must interoperate with third-party mobile devices utilizing those operating systems. If we are unable to ensure that our services or hardware interoperate with such operating systems and devices, our business may be materially and adversely affected.

We are dependent on the ability of our products and services to integrate with a variety of operating systems, as well as web browsers, that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile apps, such as Square Point of

Sale, Square Payroll, Square Invoices, Cash App, and any future apps. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and may materially and adversely affect our business.

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

Many of the key components used to manufacture our products, such as the custom parts of our magstripe reader come from limited or single sources of supply. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles our magstripe reader and our contactless and chip reader, as well as manufactures those products’ plastic parts with custom tools that we own but that they maintain on their premises. The term of the agreement with that manufacturer automatically renews for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement extends through March 2021 and then renews for consecutive one-year periods unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider renews for successive two-year terms unless either party provides notice of non-renewal.

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, such as the coronavirus, component or material shortages, cost increases, acquisitions, insolvency, trade restrictions, changes in legal or regulatory requirements, or other similar problems. In particular, if the current coronavirus outbreak continues and results in a prolonged period of travel, commercial, and other similar restrictions, we could experience disruptions in our supply chain and shortages of our hardware products, which could affect our ability to grow and acquire new sellers and materially and adversely impact our financial results. Moreover, our product development might be delayed, as we work with manufacturers in China to develop new hardware products.

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

In September of 2018, the United States imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. The tariffs on these products were initially set at 10%, but were increased to 25% in May 2019. On September 1, 2019, the United States imposed new tariffs at 15% on additional imports from China, including on our remaining hardware products manufactured there, but rolled back these new tariffs to 7.5% effective February 14, 2020. The tariffs negatively affect the gross margin on the impacted products, which only partially has been offset by adjustments to the prices of some of the affected products. Any future tariffs and actions related to items imported from China or elsewhere could also negatively impact our gross margin on the impacted products, and increases in our pricing as a result of tariffs would reduce the competitiveness of our products if our competitors do not make similar pricing adjustments. The impact of any increased or new tariffs or other trade restrictions could have a material adverse effect on our business, financial condition, and results of future operations.

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

In addition, adverse changes in macroeconomic conditions could lead to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strain our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. Similarly, if we fail to correctly predict the likelihood of timely repayment of the business loans or correctly price the business loans to sellers utilizing Square Capital, our business may be materially and adversely affected. As we expand our business to offer consumer financing products and business loans to merchants outside of Square sellers, those customers may also be adversely affected by economic downturns. Moreover, we continue to train our risk models for these newer loan products, and the loss rate for these loans have been, and may continue to be, higher than for our core business loan product.

We have partnered, on a non-exclusive basis, with a Utah-chartered, member FDIC industrial bank to originate the loans. Such bank may offer products that compete with ours. The bank is subject to oversight both by the FDIC and the State of Utah. Due to the fact that we are a service-provider to our bank partner, we are subject to audit standards for third-party vendors in accordance with FDIC guidance and examinations by the FDIC. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan. If our bank partner ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or make business loans ourselves pursuant to state licensing requirements, Square Capital may need to enter into a new partnership with another qualified financial institution or pursue an alternative model for originating business loans, all of which may be time-consuming and costly and/or lead to a loss of institutional third-party investors willing to purchase such business loans, and as a result Square Capital may be materially and adversely affected.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, consumer protection, anti-money laundering, escheatment, international sanctions regimes, data privacy and security, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, self-regulatory organizations, and numerous state and local agencies. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Laws, regulations, and standards are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions.

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not considered legal tender or backed by any government, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. The regulation of cryptocurrency and crypto platforms is still an evolving area, and it is possible that we could become subject to additional regulations. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, which could cause the price of our Class A common stock to decrease.

Although we have a compliance program focused on the laws, rules, and regulations applicable to our business, we may still be subject to fines or other penalties in one or more jurisdictions levied by regulators, including state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

Further, from time to time, we may leverage third parties to help conduct our businesses in the U.S. or abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for any corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Our business is subject to complex and evolving regulations and oversight related to privacy and data protection.

We are subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Parliament and the Council of the European Union adopted a General Data Protection Regulation (GDPR), which became effective in May 2018. The GDPR imposes more stringent data privacy and data protection requirements than prior EU data protection law and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we in certain cases utilize model contracts approved by the EU Commission. These model contracts have been legally challenged, and it is possible that they will be voided or modified, which could materially impact our ability to transfer personal data from the EU to other jurisdictions. In the United Kingdom, although a Data Protection Act substantially implements the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. The U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the UK and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world.

Likewise, the California Consumer Privacy Act of 2018 (CCPA) became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, a California ballot initiative that builds upon CCPA has been introduced for the November 2020 election, other states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating federal privacy legislation. In addition, laws and regulations directed at privacy and data security, and those that have been applied in those areas, may be subject to evolving interpretations or applications. The effects of recently proposed or enacted legislation, including CCPA, potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. In particular, with laws and regulations such as the GDPR in the EU and the CCPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving regulatory requirements, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third party vendor or developer partnerships, and materially and adversely affect our business.

As a licensed money transmitter, we are subject to important obligations and restrictions.

We have obtained licenses to operate as a money transmitter (or its equivalent) in the United States and in the states where this is required. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

Our subsidiary Cash App Investing is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock by users of our Cash App through a third-party clearing and carrying broker, DriveWealth LLC (“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore Cash App Investing is subject to regulation, examination, and supervision by the SEC and FINRA. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

The SEC, FINRA, and state regulators have the authority to bring administrative or judicial proceedings against broker-dealers, whether arising out of examinations or otherwise, for violations of the securities laws. Administrative sanctions can include cease-and-desist orders, censure, fines, and disgorgement and may even result in the suspension or expulsion of the firm from the securities industry. Similar sanctions may be imposed upon officers, directors, representatives, and employees.

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

In the event of any regulatory action or scrutiny, we or Cash App Investing could also be required to make changes to our business practices or compliance programs. In addition, any perceived or actual breach of compliance by Cash App Investing with respect to applicable laws, rules, and regulations could have a significant impact on our reputation, could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

Cash App Investing is subject to net capital and other regulatory capital requirements; failure to comply with these rules could harm our business.

Our subsidiary Cash App Investing is subject to the net capital requirements of the SEC and FINRA. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA, and ultimately may require its liquidation. Currently, Cash App Investing has relatively low net capital requirements, because it does not hold customer funds or securities, but instead facilitates the transmission and delivery of those funds on behalf of customers to DriveWealth or back to the applicable customer. However, a change in the net capital rules, a change in how Cash App Investing handles or holds customer assets, or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements could have adverse effects. Finally, because Cash App Investing is subject to such net capital requirements, we may be required to inject additional capital into Cash App Investing from time to time and as such, we may have liability and/or our larger business may be affected by any of these outcomes.

It is possible that FINRA will require changes to our business practices based on our ownership of Cash App Investing, which could impose additional costs or disrupt our business.

In certain cases, FINRA has required unregistered affiliates of broker-dealers to comply with additional regulatory requirements, including, among others, handling all securities or other financial transactions through the affiliated broker-dealer or conforming all marketing and advertising materials to the requirements applicable to broker-dealers. We do not currently believe that these types of requirements apply to any aspect of our business other than the securities transactions facilitated through the Cash App. It is possible that, in the future, FINRA could require us to comply with additional regulations in the conduct of other activities (i.e., beyond the securities transactions made through the Cash App). If that were to occur, it could require significant changes to our business practices. These and other changes would impose significantly greater costs on us and disrupt existing practices in ways that could negatively affect our overarching business and profitability.

We are subject to risks related to litigation, including intellectual property claims, government investigations or inquiries, and regulatory matters or disputes.

We may be, and have been, subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand. We also receive significant media attention, which could result in increased litigation or other legal or regulatory proceedings.

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. Evolving case law and legislation over worker classification, including California Assembly Bill 5, increases litigation in this area and may have ramifications as to how we operate certain segments of our business and our engagement with independent contractors. For example, a determination in, or settlement of, any legal proceeding involving us or others that determines that workers of the type we maintain are independent contractors instead are employees could harm our business, financial condition, and results of operations, including, but not necessarily limited to, as a result of monetary exposure arising from or relating to penalties, defense costs, taxes, wages, and other matters, as well as potential costs of such workers unionizing or attempting to unionize.

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

Our trade secrets, trademarks, copyrights, patents, and other intellectual property rights are critical to our success. We rely on, and expect to continue to rely on, a combination of confidentiality, invention assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, trade dress, domain name, copyright, trade secret, and patent rights, to protect our brand and other intellectual property rights. However, various events outside of our control may pose a threat to our intellectual property rights, as well as to our products and services. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights. The efforts we have taken to protect our intellectual property rights may not be sufficient or effective. Our intellectual property rights may be infringed, misappropriated, or challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Similarly, our reliance on unpatented proprietary information and technology, such as trade secrets and confidential information, depends in part on agreements we have in place with employees and third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be insufficient or may be breached, or we may not enter into sufficient agreements with such individuals in the first instance, in either case potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. Individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and that compete with our business.

As of December 31, 2019, we had 687 issued patents in force in the United States and abroad and 584 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

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

As of December 31, 2019, we had $211.7 million outstanding aggregate principal amount of 2022 Notes, and $862.5 million aggregate principal amount of 2023 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, and prior to February 15, 2023, in the case of the 2023 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes for the relevant period in the calendar quarter ending December 31, 2019, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2020. Whether the Notes of either series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes elect to convert their Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 69.5% of the voting power of our combined outstanding capital stock as of December 31, 2019. Our executive officers and directors and their affiliates held approximately 73.9% of the voting power of our combined outstanding capital stock as of December 31, 2019. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. Such conversions of Class B common stock to Class A common stock upon transfer will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, our Class B stockholders retain shares of Class B common stock constituting as little as 10% of all outstanding shares of our Class A and Class B common stock combined, they will continue to control a majority of the combined voting power of our outstanding capital stock.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may discover deficiencies. If we identify material weaknesses in our disclosure controls or internal control over financial reporting in the future, we will be unable to assert that our internal controls are effective. If we are unable to do so, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our Class A common stock to decline. In the past, we have identified significant deficiencies in our internal control over financial reporting and have taken steps to remediate such deficiencies. However, such efforts may not be effective or prevent any future deficiency in our internal controls. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;

•volatility in the market prices and trading volumes of companies in our industry or companies that investors consider comparable;

•changes in operating performance and stock market valuations of other companies generally or of those in our industry in particular;

•sales of shares of our common stock by us or our stockholders;

•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Notes;

•reports by securities or industry analysts that are interpreted either negatively or positively by investors, failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•the financial or other projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•announcements by us or our competitors of new products or services;

•public reaction to our press releases, other public announcements, and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;

•actual or anticipated changes in our results of operations;

•actual or perceived data security incidents that we or our service providers may suffer;

•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;

•seasonality in our business or our sellers' business, including seasonal fluctuations in the amount of transactions our sellers are processing; and

•from time to time we make investments in equity that is, or may become, publicly held, and we may experience volatility due to changes in the market prices of such equity investments.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

Our corporate headquarters, which include product development, sales, marketing, and business operations, are located in San Francisco, California. It consists of 469,056 square feet of space under a lease that expires in 2023. We also lease 59,905 square feet in New York, New York for a product development, sales, and business operations office under a lease that expires in 2025. In December 2018, we entered into a lease arrangement for 355,762 square feet of office space in Oakland, California under a lease that expires in 2031. In July 2019, the Company entered into a lease arrangement for 226,258 square feet of office space in St Louis, Missouri, for a term of 15.5 years with options to extend the lease term for two 5-year terms, with a commencement date expected to be in July 2020. In addition, we also have offices in several other locations and believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation” in Note 18 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.

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

Holders of Record
As of February 21, 2020, there were 102 holders of record of our Class A common stock and 58 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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
Issuer Purchases of Equity Securities

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31	18,812 (i)	61.63	—	—
November 1 to November 30	—	—	—	—
December 1 to December 31	26 (ii)		—	—
Total	18,838	61.63 (iii)	—	—

(i) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards.
(ii) The Company exercised a pro-rata portion  of the 2022 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company's common stock issued to settle the conversion of the 2022 Notes. The note hedges were net shares settled and the Company received 26 shares of the Company's common stock from the counterparties in December of 2019.
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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on November 19, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	11/19/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Square, Inc.	100	100.15	104.28	265.26	429.15	478.65
S&P 500	100	98.72	110.52	134.65	128.75	169.28
S&P North American Technology	100	99.2	111.15	151.43	154.26	217.99

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019, and 2018, have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015, are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	4,713,500	3,298,177	2,214,253	1,708,721	1,267,118
Total cost of revenue	2,823,815	1,994,477	1,374,947	1,132,683	897,088
Gross profit	1,889,685	1,303,700	839,306	576,038	370,030
Total operating expenses	1,863,128	1,340,314	893,512	746,491	544,488
Operating income (loss)	26,557	(36,614)	(54,206)	(170,453)	(174,458)
Net income (loss)	375,446	(38,453)	(62,813)	(171,590)	(179,817)
Deemed dividend on Series E preferred stock	—	—	—	—	(32,200)
Net income (loss) attributable to common stockholders	$375,446	$(38,453)	$(62,813)	$(171,590)	$(212,017)
Net income (loss) per share attributable to common stockholders:
Basic	$0.88	$(0.09)	$(0.17)	$(0.50)	$(1.24)
Diluted	$0.81	$(0.09)	$(0.17)	$(0.50)	$(1.24)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	424,999	405,731	379,344	341,555	170,498
Diluted	466,076	405,731	379,344	341,555	170,498

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,047,118	$583,173	$696,474	$452,030	$461,329
Total Investments	1,029,759	1,005,671	373,243	87,267	—
Settlements receivable	588,692	364,946	620,523	321,102	142,727
Customer funds	676,292	334,017	103,042	43,574	9,446
Working capital	1,525,716	1,093,364	805,467	423,961	371,361
Total assets	4,551,258	3,281,023	2,187,270	1,211,362	894,772
Customers payable	1,273,135	749,215	733,736	431,632	224,811
Long-term debt	938,832	899,695	358,572	—	—
Total stockholders’ equity	1,715,050	1,120,501	786,333	576,153	508,048

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except for GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$106,239	$84,654	$65,343	$49,683	$35,643
Adjusted EBITDA	$416,853	$256,523	$139,009	$44,887	$(41,115)
Adjusted Net Income (Loss) Per Share:
Basic	$0.90	$0.55	$0.30	$0.04	$(0.39)
Diluted	$0.80	$0.47	$0.27	$0.04	$(0.39)

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

•We exclude Starbucks transaction-based revenue and Starbucks transaction-based costs. As described above, Starbucks ceased using our payments solutions altogether, and we believe that providing non-GAAP financial measures that exclude the impact of Starbucks is useful to investors.

•We believe it is useful to exclude certain non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•In connection with the issuance of our convertible senior notes (as described in Note 13), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible senior notes, as if converted at the beginning of the period, if the impact is dilutive, since we intend to settle future conversions of our convertible senior notes entirely in shares.

•We exclude the litigation settlement with Robert E. Morley, gain or loss on the disposal of property and equipment, gain on sale of asset group, gain or loss on revaluation of equity investment, gain or loss on debt extinguishment related to the conversion of senior notes and impairment of intangible assets, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

•We also exclude certain costs associated with acquisitions that are not normal recurring operating expenses, including amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting and due diligence costs, and we add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting. Such amounts were not included in prior periods as they were immaterial or zero.

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

Non-GAAP financial measures have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

•share-based compensation expense has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;

•the intangible assets being amortized may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments; and

•non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss)	$375,446	$(38,453)	$(62,813)	$(171,590)	$(179,817)
Starbucks transaction-based revenue	—	—	—	(78,903)	(142,283)
Starbucks transaction-based costs	—	—	—	69,761	165,438
Share-based compensation expense	297,863	216,881	155,836	138,786	82,292
Depreciation and amortization	75,598	60,961	37,279	37,745	27,626
Litigation settlement expense	—	—	—	48,000	—
Interest expense (income), net	21,516	17,982	10,053	(533)	1,163
Other (income) expense, net	273	(18,469)	(1,595)	(247)	450
Provision for income taxes	2,767	2,326	149	1,917	3,746
Loss (gain) on disposal of property and equipment	1,008	(224)	100	(49)	270
Gain on sale of asset group	(373,445)	—	—	—	—
Acquisition related and other costs	9,739	4,708	—	—	—
Acquired deferred revenue adjustment	7,457	12,853	—	—	—
Acquired deferred costs adjustment	(1,369)	(2,042)	—	—	—
Adjusted EBITDA	$416,853	$256,523	$139,009	$44,887	$(41,115)

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income (loss)	$375,446	$(38,453)	$(62,813)	$(171,590)	$(179,817)
Starbucks transaction-based revenue	—	—	—	(78,903)	(142,283)
Starbucks transaction-based costs	—	—	—	69,761	165,438
Share-based compensation expense	297,863	216,881	155,836	138,786	82,292
Amortization of intangible assets	15,000	13,103	7,615	9,013	7,503
Litigation settlement expense	—	—	—	48,000	—
Amortization of debt discount and issuance costs	39,139	32,855	14,223	—	—
Loss (gain) on revaluation of equity investment	12,326	(20,342)	—	—	—
Loss on extinguishment of long-term debt	—	5,028	—	—	—
Loss (gain) on disposal of property and equipment	1,008	(224)	100	(49)	270
Gain on sale of asset group	(373,445)	—	—	—	—
Acquisition related and other costs	9,739	4,708	—	—	—
Acquired deferred revenue adjustment	7,457	12,853	—	—	—
Acquired deferred cost adjustment	(1,369)	(2,042)	—	—	—
Adjusted Net Income (Loss) - basic	$383,164	$224,367	$114,961	$15,018	$(66,597)
Cash interest expense on convertible senior notes	5,108	1,292	—	—	—
Adjusted Net Income (Loss) - diluted	$388,272	$225,659	$114,961	$15,018	$(66,597)

Adjusted Net Income (Loss) Per Share:
Basic	$0.90	$0.55	$0.30	$0.04	$(0.39)
Diluted	$0.80	$0.47	$0.27	$0.04	$(0.39)

Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	424,999	405,731	379,344	341,555	170,498
Diluted	486,381	478,895	426,519	370,258	170,498

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity, and capital resources; our plans, estimates, beliefs, and expectations that involve risks and uncertainties; and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many innovative solutions to thrive, and we have expanded to provide them additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built a parallel ecosystem of financial services to help individuals manage their money.

Our seller ecosystem is a cohesive commerce ecosystem that helps sellers start, run and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. During the first quarter of 2019, we launched Square Card, a business prepaid card that enables sellers to spend the balance they have stored with Square. Sellers can also deposit funds into their Square stored balance so they can manage all of their business expenses in one place. Sellers also gain access to business loans through Square Capital based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale. We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive P2P (peer-to-peer) payments, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App.

On October 31, 2019, we completed the sale of Caviar to DoorDash, Inc. for $410 million in gross proceeds comprised of a combination of $310 million in cash and $100 million in DoorDash, Inc.'s preferred stock. Caviar offered a food ordering, delivery, and catering services to customers.

Components of Results of Operations
Revenue
Transaction-based revenue. We charge our sellers a transaction fee that is generally calculated based on a percentage of the total transaction amount processed. We also selectively offer custom pricing for certain larger sellers.

Subscription and services-based revenue. Revenue from Cash App, Square Capital, and Instant Transfers for sellers currently comprise the majority of our subscription and services-based revenue. Cash App subscription and services-based revenue is primarily comprised of transaction fees from Cash App Instant Deposit and Cash Card. Our other subscription and services-based products include website hosting and domain name registration services, Gift Cards, Square Appointments, Customer Engagement, Employee Management, Payroll, Square Card, and other product offerings. Subscriptions and services-based revenue also included revenue generated from Caviar, a food ordering and delivery platform that we sold in the fourth quarter of 2019.

Instant Deposit is a functionality within the Cash App and our managed payment solutions that enables customer to instantly deposit funds into their bank accounts, while Cash Card offers Cash App customers the ability use their stored funds via a Visa prepaid card that is linked to the balance the customer stores in Cash App. We charge a per transaction fee which we recognize as revenue when customers instantly deposit funds to their bank account, use their Cash Card to make a purchase, or withdraw funds.

Square Capital facilitates loans to sellers that are offered through a partnership bank and are generally repaid through withholding a percentage of the collections of the seller's receivables processed by us. We also facilitate loans to the customers of certain sellers as well as to the sellers of its partners who do not process payments with us. The loans are generally originated by a bank partner, from whom we purchase the loans obtaining all rights, title, and interest. Our intention is to sell the rights, title, and interest in these loans to third-party investors for an upfront fee when the loans are sold. We are retained by the third-party investors to service the loans and earn a servicing fee for facilitating the repayment of these receivables through our payments solutions.
Hardware revenue. Hardware revenue includes revenue from sales of contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, and barcode scanners, all of which can be integrated with Square Stand, Square Register, or Square Terminal to provide a comprehensive point-of-sale solution.

Bitcoin revenue. Cash App customers have the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. We recognize revenue when customers purchase bitcoin and it is transferred to the customer's account.
Cost of Revenue and Gross Margin
Transaction-based costs. Transaction-based costs consist primarily of interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions.
Subscription and services-based costs. Subscription and services-based costs consist primarily of costs related to Cash App including Instant Deposit and Cash Card as well as Instant Transfer for sellers. Caviar costs were also a significant component of the subscription and services-based costs, prior to the sale of Caviar.
Hardware costs. Hardware costs consist primarily of product costs associated with contactless and chip readers, Square Terminal, Square Stand, Square Register, and third-party peripherals. Product costs include manufacturing-related overhead and personnel costs, certain royalties, packaging, and fulfillment costs. Hardware is sold primarily as a means to grow our transaction-based revenue and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware business.

Bitcoin costs. Bitcoin cost of revenue is comprised of the amounts we pay to purchase bitcoin, which will fluctuate in line with the price of bitcoin in the market.

Amortization of acquired technology. These costs consist of amortization related to technologies acquired through acquisitions that have the capability of producing revenue. These amounts were not material to our financial statements.
Operating Expenses
Operating expenses consist of product development, sales and marketing, general and administrative expenses, transaction and loan losses, and amortization of acquired customer assets. For product development and general and administrative expenses, the largest single component is personnel-related expenses, including salaries, commissions and bonuses, employee benefit costs, and share-based compensation. In the case of sales and marketing expenses, a significant portion is related to the Cash App peer-to-peer transactions and Cash Card issuance costs, in addition to paid advertising and personnel-related expenses. Operating expenses also include allocated overhead costs for facilities, human resources, and IT.
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

Sales and marketing. Sales and marketing expenses consist primarily of three components. The first component includes costs associated with free Cash App peer-to-peer transactions and related transaction losses, and Cash Card issuance costs. The second component is comprised of costs incurred to acquire new sellers through various paid advertising channels, including online search, online display, direct mail, direct response television, mobile advertising, affiliates, and referrals, all of which are expensed as incurred. The third component includes expenses related to our direct sales, account management, local and product marketing, retail and ecommerce, partnerships, and communications personnel.

General and administrative. General and administrative expenses consist primarily of expenses related to our support, finance, legal, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax, and accounting services.

Transaction and loan losses. We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility. We incur loan losses whenever the amortized cost of loans that have been retained exceeds their fair value.

Transaction losses include chargebacks for unauthorized credit card use and inability to collect on disputes between buyers and sellers over the delivery of goods or services, as well as losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash Card. We base our reserve estimates on prior chargeback history and current period data points indicative of transaction loss. We reflect additions to the reserve in current operating results, while realized losses are offset against the reserve. The establishment of appropriate reserves for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses. For the period from January 1, 2017 through December 31, 2019, our transaction losses accounted for approximately 0.1% of total aggregate GPV for the same period.

Loan losses are determined at the individual loan level, with such charges being reversed for subsequent increases in fair value but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. To determine the fair value of loans, the Company utilizes industry standard modeling, such as discounted cash flow models, to arrive at an estimate of fair value.

Amortization of acquired customer assets. Amortization of acquired customer assets includes customer relationships, restaurant relationships, courier relationships, subscriber relationships, and partner relationships. These amounts were not material to our financial statements.

Gain on sale of asset group

Gain on sale of asset group represents the excess of the proceeds from the disposal of the Caviar business less the carrying values of the net assets sold.

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

Results of Operations

Revenue (in thousands, except for percentages)

	Year Ended December 31,		2018 to 2019
	2019	2018	% Change
Transaction-based revenue	$3,081,074	$2,471,451	25%
Subscription and services-based revenue	1,031,456	591,706	74%
Hardware revenue	84,505	68,503	23%
Bitcoin revenue	516,465	166,517	210%
Total net revenue	$4,713,500	$3,298,177	43%
Comparison of Years Ended December 31, 2019 and 2018

Total net revenue for the year ended December 31, 2019, increased by $1,415.3 million, or 43%, compared to the year ended December 31, 2018.

Transaction-based revenue for the year ended December 31, 2019 increased by $609.6 million or 25%, compared to the year ended December 31, 2018. This increase was attributable to the growth in Gross Payment Volume (GPV) processed which increased by 25% for the year ended December 31, 2019, compared to the year ended December 31, 2018. We continued to benefit from the growth in payment transaction amounts processed from our existing sellers, in addition to meaningful contributions from new sellers. Additionally, GPV from larger sellers, which we define as all sellers that generate more than $125,000 in annualized GPV, represented 54% of our GPV for the year ended December 31, 2019, an increase from 50% for the year ended December 31, 2018. We continued to see ongoing success with attracting and retaining large sellers and enabling their growth, which we believe will help us continue to drive strong GPV growth as we scale.

Subscription and services-based revenue for the year ended December 31, 2019 increased by $439.8 million or 74%, compared to the year ended December 31, 2018. Growth was driven primarily by Cash App, Square Capital, and Instant Transfers for sellers. The acquisition of Weebly, completed in the second quarter of 2018, also contributed to the increase in revenues with a full year of revenues in 2019 compared to only a portion of 2018. Subscription and services-based revenue contributed 22% of total net revenue for the year ended December 31, 2019, compared to 18% in the year ended December 31, 2018.

Hardware revenue for the year ended December 31, 2019 increased by $16.0 million or 23%, compared to the year ended December 31, 2018. The increase primarily reflects growth in shipments of Square Terminal following its launch in the fourth quarter of 2018 in the US and subsequent launches in certain international markets in the second half of 2019.

Bitcoin revenue for the year ended December 31, 2019 increased by $349.9 million or 210% compared to the year ended December 31, 2018. The increase was due to an increase in customer demand in 2019. The amount of bitcoin revenue recognized will fluctuate depending on the volatility of bitcoin prices in the market and customer demand.

Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,		2018 to 2019
	2019	2018	% Change
Transaction-based costs	$1,937,971	$1,558,562	24%
Subscription and services-based costs	234,270	169,884	38%
Hardware costs	136,385	94,114	45%
Bitcoin costs	508,239	164,827	208%
Amortization of acquired technology	6,950	7,090	(2)%
Total cost of revenue	$2,823,815	$1,994,477	42%

Comparison of Years Ended December 31, 2019 and 2018

Total cost of revenue for the year ended December 31, 2019, increased by $829.3 million, or 42%, compared to the year ended December 31, 2018.

Transaction-based costs for the year ended December 31, 2019 increased by $379.4 million or 24%, compared to the year ended December 31, 2018. This increase was primarily attributable to the growth in GPV processed of 25% for the year ended December 31, 2019, compared to the year ended December 31, 2018.

Subscription and services-based costs for the year ended December 31, 2019 increased by $64.4 million or 38% compared to the year ended December 31, 2018, primarily reflecting the growth of Cash App including costs associated with the growth of Cash Card and Instant Deposit. Caviar contributed approximately 45% of total subscription and services-based costs in the year ended December 31, 2019. As described above, on October 31, 2019, we completed the sale of the Caviar business, and accordingly Caviar will no longer contribute to the subscription and services-based cost of revenue.

Hardware costs for the year ended December 31, 2019 increased by $42.3 million or 45%, compared to the year ended December 31, 2018. The change in hardware costs reflects the growth in our sales of Square Terminal as described above. The increase was also due to costs incurred with hardware promotions in certain international markets, as well as a larger proportion of hardware sales recognized through retail channels, which have lower margins.

Bitcoin costs for the year ended December 31, 2019 increased by $343.4 million or 208%, compared to the year ended December 31, 2018. Bitcoin costs of revenue comprises of the amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Product Development (in thousands, except for percentages)

	Year Ended December 31,		2018 to 2019
	2019	2018	% Change
Product development	$670,606	$497,479	35%
Percentage of total net revenue	14%	15%

Product development expenses for the year ended December 31, 2019, increased by $173.1 million, or 35%, compared to the year ended December 31, 2018, due primarily to the following:

•an increase of $138.0 million in personnel costs for the year ended December 31, 2019, related to our engineering, data science, and design teams, as we continue to improve and diversify our products. The acquisition of Weebly in the second quarter of 2018 also contributed to the increase in personnel costs in the year ended December 31, 2019 with a full year of operations in 2019 compared to only a portion of 2018. The increase in personnel related costs includes an increase in share-based compensation expense of $66.2 million for the year ended December 31, 2019;

•an increase of $13.5 million in depreciation and amortization expense for the year ended December 31, 2019, as a result of additions in property and equipment including capitalized software, data center equipment, and leasehold improvements to help our business scale and as a result of assets acquired through the acquisition of Weebly; and

•an increase of $15.4 million in software and data center operating costs as a result of increased capacity needs and expansion of our cloud-based services. This increase was partially offset by reduced spend on development of new hardware products in 2019 compared to 2018. The higher hardware spend in 2018 included costs incurred in development of the Square Terminal that was launched in the fourth quarter of 2018.

Sales and Marketing (in thousands, except for percentages)

	Year Ended December 31,		2018 to 2019
	2019	2018	% Change
Sales and marketing	$624,832	$411,151	52%
Percentage of total net revenue	13%	12%

Sales and marketing expenses for the year ended December 31, 2019, increased by $213.7 million, or 52%, compared to the year ended December 31, 2018, primarily due to the following:

•an increase of $146.4 million in Cash App marketing costs for the year ended December 31, 2019, associated with increased volume of activity with our Cash App peer-to-peer service and related transaction losses, Cash Card issuance costs in line with an increase in customers, and advertising. We offer the Cash Card and certain peer-to-peer service to our Cash App customers for free, and we consider these to be marketing tools to encourage the usage of Cash App;

•an increase of $24.6 million in advertising costs for our Seller Ecosystem services for the year ended December 31, 2019, primarily from increased online and mobile marketing campaigns for managed payment and Square online store services; and

•an increase of $18.2 million in sales and marketing personnel costs for the year ended December 31, 2019, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $3.9 million.

General and Administrative (in thousands, except for percentages)

	Year Ended December 31,		2018 to 2019
	2019	2018	% Change
General and administrative	$436,250	$339,245	29%
Percentage of total net revenue	9%	10%

General and administrative expenses for the year ended December 31, 2019, increased by $97.0 million, or 29%, compared to the year ended December 31, 2018, primarily due to the following:

•an increase of $43.5 million in general and administrative personnel costs for the year ended December 31, 2019, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $10.8 million for the year ended December 31, 2019; and

•the remaining increase is primarily due to software and subscription costs, local business-related taxes, facilities expenses, third-party legal and other professional fees, and other administrative expenses.

Transaction and Loan Losses (in thousands, except for percentages)

	Year Ended December 31,		2018 to 2019
	2019	2018	% Change
Transaction and loan losses	$126,959	$88,077	44%

Transaction and loan losses for the year ended December 31, 2019, increased by $38.9 million, or 44%, compared to the year ended December 31, 2018, primarily due to the following:

•transaction losses increased by $28.9 million for the year ended December 31, 2019, primarily due to growth in GPV in our seller business as well as growth of our Cash App platform. Seller transaction losses remained below 0.1% of GPV, underscoring our continued discipline in risk management; and

•an increase of $10.0 million in loan losses for the year ended December 31, 2019, as a result of the growth and aging of our Square Capital loan portfolio as well as certain new loan products for which we continue to train our risk models.

Gain on Sale of Asset Group, Interest Expense, Net, and Other Income, Net (in thousands, except for percentages)

	Year Ended December 31,		2018 to 2019
	2019	2018	% Change
Gain on sale of asset group	$(373,445)	$—	NM
Interest expense, net	21,516	17,982	20%
Other expense (income), net	273	(18,469)	NM

Gain on sale of asset group represents the excess of the proceeds from sale of the Caviar business of $410 million less the carrying value of the net assets sold and selling expenses, as analyzed in Note 8, Sale of Asset Group, of the Notes to the Consolidated Financial Statements.

Interest expense, net, for the year ended December 31, 2019 increased by $3.5 million compared to the year ended December 31, 2018. These changes were primarily due to interest expense related to our convertible notes offset in part by interest income earned on our investments in marketable debt securities. The interest expense related to the convertible notes is a function of the average balance of convertible notes outstanding in each of the periods. The issuance of the convertible notes in May 2018 resulted in a higher average balance in the year ended December 31, 2019 compared to the year ended December 31, 2018.

Other expense (income), net was primarily driven by the amounts of gains or losses arising from the revaluation of our equity investment in Eventbrite, Inc. ("Eventbrite") and income earned from our marketable debt securities. In the year ended December 31, 2019, we recorded a loss of $12.3 million on the revaluation of the investment in Eventbrite, offset by the amortization of and realized gains on the sale of investments in marketable securities of $9.7 million, foreign exchange gains of $1.7 million, and other sources of income. In December 2019, the Company sold its entire equity investment in Eventbrite and as a result this investment will not impact the results in future periods. In the year ended December 31, 2018, we recorded a gain on revaluation of equity investment in Eventbrite of $20.3 million and a gain of $4.4 million in amortization of investments in marketable securities, offset in part by a $5.0 million loss on extinguishment of long-term debt associated with the 2022 Notes due to the difference between the estimated fair value and the carrying value.

Comparison of Years Ended December 31, 2018 and 2017

For a discussion of the 2017 Results of Operations, including a discussion of the financial results for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017, refer to Part I, Item 7 of our Form 10-K filed with the SEC on February 27, 2019.

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

	Three Months Ended,
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands, except per share data)
	(unaudited)
Revenue:
Transaction-based revenue	$832,180	$816,622	$775,510	$656,762	$667,802	$655,384	$625,228	$523,037
Subscription and services-based revenue	281,415	279,801	251,383	218,857	194,117	166,203	134,332	97,054
Hardware revenue	22,267	21,766	22,260	18,212	18,166	17,558	18,362	14,417
Bitcoin revenue	177,567	148,285	125,085	65,528	52,443	42,963	37,016	34,095
Total net revenue	1,313,429	1,266,474	1,174,238	959,359	932,528	882,108	814,938	668,603
Cost of revenue:
Transaction-based costs	519,241	519,312	490,349	409,069	420,846	414,456	395,349	327,911
Subscription and services-based costs	50,276	63,352	60,119	60,523	52,654	47,078	39,784	30,368
Hardware costs	40,504	35,672	33,268	26,941	25,647	23,229	25,536	19,702
Bitcoin costs	174,438	146,167	122,938	64,696	51,951	42,408	36,596	33,872
Amortization of acquired technology	1,921	1,934	1,719	1,376	1,376	2,277	1,857	1,580
Total cost of revenue	786,380	766,437	708,393	562,605	552,474	529,448	499,122	413,433
Gross profit	527,049	500,037	465,845	396,754	380,054	352,660	315,816	255,170
Operating expenses:
Product development	173,284	168,771	174,201	154,350	141,811	135,773	114,800	105,095
Sales and marketing	185,231	149,467	156,421	133,713	119,305	116,337	98,243	77,266
General and administrative	118,164	115,980	100,508	101,598	95,445	85,527	82,772	75,501
Transaction and loan losses	32,132	32,722	34,264	27,841	24,474	23,596	21,976	18,031
Amortization of acquired customer assets	890	1,003	1,294	1,294	2,127	1,294	672	269
Total operating expenses	509,701	467,943	466,688	418,796	383,162	362,527	318,463	276,162
Operating income (loss)	17,348	32,094	(843)	(22,042)	(3,108)	(9,867)	(2,647)	(20,992)
Gain on sale of asset group	(373,445)	—	—	—	—	—	—	—
Interest expense, net	6,060	5,632	5,143	4,681	5,176	7,224	3,470	2,112
Other expense (income), net	(6,715)	(5,541)	1,230	11,299	19,439	(37,800)	(815)	707
Income (loss) before income tax	391,448	32,003	(7,216)	(38,022)	(27,723)	20,709	(5,302)	(23,811)
Provision (benefit) for income taxes	508	2,606	(476)	129	481	1,066	604	175
Net income (loss)	$390,940	$29,397	$(6,740)	$(38,151)	$(28,204)	$19,643	$(5,906)	$(23,986)

Net income (loss) per share:
Basic	$0.91	$0.07	$(0.02)	$(0.09)	$(0.07)	$0.05	$(0.01)	$(0.06)
Diluted	$0.83	$0.06	$(0.02)	$(0.09)	$(0.07)	$0.04	$(0.01)	$(0.06)
Weighted-average shares used to compute net income (loss) per share:
Basic	430,136	427,124	423,305	419,289	413,984	409,690	403,301	395,948
Diluted	485,394	466,099	423,305	419,289	413,984	474,915	403,301	395,948

Costs and expenses include share-based compensation expense as follows:

	Three Months Ended,
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands)
Share-Based Compensation	(unaudited)
Cost of revenue	$67	$38	$29	$21	$18	$18	$30	$31
Product development	55,726	56,321	56,144	42,649	40,788	39,525	33,806	30,482
Sales and marketing	6,416	6,269	7,833	6,202	6,094	6,108	5,634	4,961
General and administrative	17,674	14,798	15,460	12,216	12,125	13,262	12,649	11,350
Total share-based compensation	$79,883	$77,426	$79,466	$61,088	$59,025	$58,913	$52,119	$46,824

The following table sets forth the key operating metrics and non-GAAP financial measures we use to evaluate our business for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands, except for GPV and per share data)
Key Operating Metrics and non-GAAP Financial Measures	(unaudited)
Gross Payment Volume (GPV) (in millions)	$28,639	$28,228	$26,785	$22,587	$22,958	$22,498	$21,372	$17,827

Adjusted EBITDA	$118,529	$131,323	$105,304	$61,697	$81,310	$70,997	$68,322	$35,894
Adjusted Net Income Per Share:
Basic	$0.25	$0.28	$0.23	$0.13	$0.16	$0.16	$0.15	$0.07
Diluted	$0.23	$0.25	$0.21	$0.11	$0.14	$0.13	$0.13	$0.06

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands)
Adjusted EBITDA Reconciliation	(unaudited)
Net income (loss)	$390,940	$29,397	$(6,740)	$(38,151)	$(28,204)	$19,643	$(5,906)	$(23,986)
Share-based compensation expense	79,883	77,426	79,466	61,088	59,025	58,913	52,119	46,824
Depreciation and amortization	18,719	19,125	18,783	18,971	22,638	15,835	12,328	10,160
Interest expense, net	6,060	5,632	5,143	4,681	5,176	7,224	3,470	2,112
Other expense (income), net	(6,715)	(5,541)	1,230	11,299	19,439	(37,800)	(815)	707
Provision (benefit) for income taxes	508	2,606	(476)	129	481	1,066	604	175
Loss (gain) on disposal of property and equipment	580	128	281	19	(1,005)	806	73	(98)
Gain on sale of asset group	(373,445)	—	—	—	—	—	—	—
Acquisition related and other costs	1,260	1,564	6,133	782	—	345	4,363	—
Acquired deferred revenue adjustment	928	1,224	1,849	3,456	4,521	5,892	2,440	—
Acquired deferred costs adjustment	(189)	(238)	(365)	(577)	(761)	(927)	(354)	—
Adjusted EBITDA	$118,529	$131,323	$105,304	$61,697	$81,310	$70,997	$68,322	$35,894

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) Per Share for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sep. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(in thousands, except per share data)
Adjusted Net Income Per Share:	(unaudited)
Net income (loss)	$390,940	$29,397	$(6,740)	$(38,151)	$(28,204)	$19,643	$(5,906)	$(23,986)
Share-based compensation expense	79,883	77,426	79,466	61,088	59,025	58,913	52,119	46,824
Amortization of intangible assets	3,714	3,841	3,958	3,487	4,028	4,384	2,816	1,875
Amortization of debt discount and issuance costs	9,963	9,843	9,725	9,608	10,005	11,627	6,830	4,393
Loss (gain) on revaluation of equity investment	(4,141)	(2,462)	4,842	14,087	16,566	(36,908)	—	—
Loss on extinguishment of long-term debt	—	—	—	—	3,403	1,625	—	—
Loss (gain) on disposal of property and equipment	580	128	281	19	(1,005)	806	73	(98)
Gain on sale of asset group	(373,445)	—	—	—	—	—	—	—
Acquisition related and other costs	1,260	1,564	6,133	782	—	345	4,363	—
Acquired deferred revenue adjustment	928	1,224	1,849	3,456	4,521	5,892	2,440	—
Acquired deferred cost adjustment	(189)	(238)	(365)	(577)	(761)	(927)	(354)	—
Adjusted Net Income - basic	$109,493	$120,723	$99,149	$53,799	$67,578	$65,400	$62,381	$29,008
Cash interest expense on convertible senior notes	1,277	1,277	1,277	1,277	1,292	—	—	—
Adjusted Net Income - diluted	$110,770	$122,000	$100,426	$55,076	$68,870	$65,400	$62,381	$29,008

Adjusted Net Income Per Share:
Basic	$0.25	$0.28	$0.23	$0.13	$0.16	$0.16	$0.15	$0.07
Diluted	$0.23	$0.25	$0.21	$0.11	$0.14	$0.13	$0.13	$0.06
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	430,136	427,124	423,305	419,289	413,984	409,690	403,301	395,948
Diluted	485,394	486,404	486,532	487,056	488,177	495,621	470,022	461,761

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

Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. The sequential increase was primarily driven by continued growth of Cash App, Square Capital, and Instant Deposit for sellers. On October 31, 2019, we completed the sale of the Caviar business, and accordingly we will no longer recognize any revenue from Caviar.

Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners. Recent product launches include Square Register in the fourth quarter of 2017 and Square Terminal during the fourth quarter of 2018.
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
Changes in sales and marketing expenses reflect the variable nature of the timing and magnitude of paid marketing and customer acquisition initiatives across our advertising channels. Changes in sales and marketing expenses are also affected by the timing of additions of direct sales, account management, local, product and paid marketing, retail and ecommerce, partnerships, and communications personnel. Additionally, sales and marketing expenses are affected by the timing and magnitude of costs related to our Cash App peer-to-peer transfer service and Cash Card issuance costs. We offer the Cash Card and peer-to-peer service to our Cash App customers for free and we consider these to be marketing tools intended to encourage the usage of Cash App.
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

Gain on sale of asset group represents the net gain we made on the sale of the Caviar business. Changes in interest expense (income), net are driven by interest expense related to our convertible notes and interest income earned on our investment in marketable debt securities. Changes in other expense (income), net was primarily due to gains or losses arising from revaluation of a publicly traded equity investment in Eventbrite and the subsequent mark to market of this investment. In December 2019, the Company sold the investment in Eventbrite and as a result will not be impacted by mark to market revaluations related to this investment in future periods. To a lesser extent this balance is also impacted by foreign exchange gains or losses.

Liquidity and Capital Resources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

Liquidity Sources

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$1,047,118	$583,173
Short-term restricted cash	38,873	33,838
Long-term restricted cash	12,715	15,836
Cash, cash equivalents, and restricted cash	1,098,706	632,847
Investments in short-term debt securities	492,456	540,991
Investments in long-term debt securities	537,303	464,680
Cash, cash equivalents, restricted cash and investments in marketable debt securities	$2,128,465	$1,638,518

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of December 31, 2019, we had $2.1 billion of cash and cash equivalents, restricted cash and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

As of December 31, 2019, we held $1.1 billion in aggregate principal amount of convertible senior notes, comprised of $211.7 million in aggregate principal amount of convertible senior notes that mature on March 1, 2022 (2022 Notes) and $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 (2023 Notes). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met. We currently expect to settle future conversions of the notes entirely in shares of the Company's Class A common stock and will reevaluate this policy from time to time as conversion notices are received from holders of the notes.

In addition, we have a revolving secured credit facility that matures in November 2020. To date, no funds have been drawn under the credit facility, with $375.0 million remaining available. Historically the Company has amended and extended the maturity of this facility and plans to extend or renew prior to its maturity in November 2020. Loans under the credit facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on our total leverage ratio for the preceding four fiscal quarters. We are obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%.

See Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on these transactions.

As described above, on July 31, 2019, we entered into a definitive agreement with DoorDash, Inc. for the sale of the Caviar business. The sale closed on October 31, 2019, and the Company received $410 million in gross proceeds comprised of a combination of $310 million in cash and $100 million in DoorDash, Inc.'s preferred stock.

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

Short-term restricted cash of $38.9 million as of December 31, 2019 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $12.7 million as of December 31, 2019 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents, due to fluctuations in settlements receivable, and customers payable, and hence working capital. These fluctuations are primarily due to:

•Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable balances typically will be higher than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and
•Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our settlements receivable, and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customers payable, excluding amounts attributable to Cash App stored funds, and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Also, customer funds obligations, which are included in customers payable, may cause customers payable to trend differently than settlements receivable. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$465,699	$295,080
Net cash provided by (used in) investing activities:	95,193	(905,848)
Net cash provided by (used in) financing activities	(98,874)	515,755
Effect of foreign exchange rate on cash and cash equivalents	3,841	(7,221)
Net increase (decrease) in cash, cash equivalents and restricted cash	$465,859	$(102,234)

Cash Flows from Operating Activities

Cash provided by (used in) operating activities consisted of net loss adjusted for certain non-cash items including gain or loss on revaluation of equity investment, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, deferred income taxes, and gain (loss) on disposal of property and equipment, non-cash lease expense, gain on sale of asset group, as well as the effect of changes in operating assets and liabilities, including working capital.

For the year ended December 31, 2019, cash provided by operating activities was $465.7 million, primarily due to a net income of $375.4 million, adjusted for the add back of non-cash expenses of $574.5 million consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses largely driven by growth and expansion of our business activities, offset in part by the gain on sale of Caviar of $373.4 million in the fourth quarter. The cash generated from operating activities was negatively affected by a net outflow from changes in other assets and liabilities of $110.8 million.

For the year ended December 31, 2018, cash provided by operating activities was $295.1 million primarily due to a net loss of $38.5 million, adjusted for the add back of non-cash expenses of $379.4 million consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses, largely driven by growth and expansion of our business activities. The cash generated from operating activities was negatively affected by a net outflow from changes in other assets and liabilities of $45.9 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, investment in privately held entity, and business acquisitions.

For the year ended December 31, 2019, cash provided by investing activities was $95.2 million, primarily as a result of the net cash proceeds from sale of asset group of $309.3 million related to the sale of the Caviar business and proceeds from sale of equity investment in Eventbrite of $33.0 million, offset in part by the net investments of marketable securities including investments from customer funds of $149.0 million. Additional uses of cash in investing activities were a result of purchases of property and equipment of $62.5 million, business combinations, net of cash acquired of $20.4 million, and other investments of $15.3 million.

For the year ended December 31, 2018, cash used in investing activities was $905.8 million, primarily as a result of the net investments of marketable debt securities of $630.9 million. We increased our investment portfolio using proceeds from the financing activities described below. During the year ended December 31, 2018, the Company started investing a portion of customer funds in short-term marketable debt securities. Such uses of cash include net investments of marketable debt securities from customer funds of $99.8 million. Additional uses of cash were a result of business acquisitions, net of cash acquired of $112.4 million and the purchase of property and equipment of $61.2 million to help us scale.

Cash Flows from Financing Activities
For the year ended December 31, 2019, cash used in financing activities was $98.9 million, primarily as a result of payments for employee tax withholding related to vesting of restricted stock units of $212.3 million offset in part by proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $118.5 million.
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

Contractual Obligations and Commitments

Our principal commitments consist of convertible senior notes, operating leases, capital leases, and purchase commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2019.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Convertible senior notes, including interest	$1,090,506	$5,109	$221,280	$864,117	$—
Operating leases	534,778	42,173	133,609	105,905	253,091
Finance leases	2,446	2,446	—	—	—
Purchase commitments	53,311	53,311	—	—	—
Total	$1,681,041	$103,039	$354,889	$970,022	$253,091

Convertible Senior Notes
On May 25, 2018, we issued $862.5 million in aggregate principal amount of 2023 Notes that mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. See Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on this transaction.
On March 6, 2017, we issued $440.0 million in aggregate principal amount of Notes that mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. See Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on this transaction.
Lease Commitments

We have entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2020 and 2031. We recognized total rental expenses under operating leases of $32.5 million, $23.3 million, and $12.9 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Purchase commitments

We had non-cancelable purchase obligations to hardware suppliers for $53.3 million for the year ended December 31, 2019.

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

Transaction Losses

We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility of transaction payments. We estimate accrued transaction losses based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates. During the year ended December 31, 2019, we recorded Seller transaction losses of $88.1 million, which as a percentage of GPV were less than 0.1%, and continues to show improvement relative to historical averages. We expect transaction losses to increase to a lesser extent than GPV growth due to ongoing investment in data science and improvements in our risk operations to mitigate exposure to transaction losses.

Contingencies

As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, we have potential exposure related to a tax dispute with the Tax Collector. Depending on the outcome of the tax dispute, we estimate that we could incur losses associated with taxes, interest, and penalties that range from approximately $0 to $63 million in the aggregate for the fiscal years 2016, 2017, 2018 and 2019. Additional taxes, interest and penalties for future periods could be material as well. Estimating the amount losses that we should record in our financial statements for the potential exposure requires us to make assumptions and apply considerable judgment. The eventual outcome could differ materially from the estimates we have made in the financial statements.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1 of the Notes to our consolidated financial statements.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2019, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Japanese Yen, Canadian Dollar, Australian Dollar, Euro, and British Pound. Fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SQUARE, INC.

The supplementary financial information required by this Item 8 is included in Part II, Item 7 under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Square, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Square, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued transaction losses
Description of the Matter	As discussed in Notes 1 and 11 to the consolidated financial statements, the Company is exposed to transaction losses from chargebacks, which represent potential losses due to disputes between a seller and its customer or due to fraudulent transactions. The Company established a reserve for these estimated potential losses of $34.8 million at December 31, 2019. The Company’s reserve is estimated based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates.

Auditing management’s estimate of the reserve for transaction losses was challenging because management’s estimate required a high degree of judgement in evaluating historical trends related to loss rates and expectations of future chargebacks.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process for determining the reserve for transaction losses. For example, we tested controls over management’s review of the methodology to determine estimated losses, the completeness and accuracy of underlying loss rate data used in the estimation of potential losses from chargebacks, and assumptions made about future chargebacks.

To test the Company’s reserve for transaction losses, our audit procedures included, among others, evaluating the Company’s methodology and testing the underlying data and assumptions used by management to estimate potential losses. We compared the Company’s historical estimated potential losses with actual results to assess the Company’s methodology to estimate potential losses. We evaluated the completeness and accuracy of the loss rate data used in the calculation of the Company’s reserve for transaction losses by agreeing such data to third-party data. In addition, we evaluated any adjustments made by management to the Company’s methodology to estimate potential losses, to reflect expectations of future chargebacks, including the basis for concluding whether such adjustments were warranted. We also reviewed subsequent events, which included actual chargebacks, and considered whether they corroborated the Company’s conclusion.

Accounting for loss contingencies
Description of the Matter	As discussed in Note 18 to the consolidated financial statements, the Company is involved in various litigation matters, legal claims and other investigations. The Company accrues a liability for an estimated loss if the potential loss from any litigation or claim is considered probable, and the amount can be reasonably estimated. The Company also performs an assessment of the materiality of loss contingencies where a loss is either reasonably possible or it is reasonably possible that an exposure to loss exists in excess of the amount accrued. If it is reasonably possible that such a loss or an additional loss may have been incurred and the effect on the consolidated financial statements is material, the Company discloses the nature of the loss contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made within the notes to the consolidated financial statements.

Auditing management’s determination of whether a loss for a contingency is probable and reasonably estimable, reasonably possible or remote, and the related disclosures, was subjective and required significant judgment. In particular, these determinations were sensitive to the uncertainties related to the ultimate outcome of the loss contingency, the status and uncertainty of the litigation and/or the appeals process, the jurisdiction where the lawsuit was filed, and the status of any settlement discussions associated with the loss contingency.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls related to the Company’s process for identification, recognition, measurement and disclosure of loss contingencies. For example, we tested controls over management’s assessment of whether a loss is probable or reasonably possible.

To test the Company’s loss contingencies and related disclosures, our audit procedures included, among others, assessing the completeness of the litigation matters, legal claims and other investigations subject to evaluation by the Company and evaluating the Company’s assessment of the probability of outcome for loss contingencies and measurement and disclosure of probable and reasonably possible losses. These procedures included inquiring of management and internal and external legal counsel to confirm our understanding of the claims against the Company, evaluating responses to inquiry letters sent to internal and external legal counsel, obtaining written representations from executives of the Company related to loss contingencies, inspecting court rulings and correspondence from counterparties, and inspecting any settlement agreements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Square, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Square, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway 2013 framework (the “COSO criteria”). In our opinion, Square, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP
February 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Square, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Square, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, effective January 1, 2018.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2011 to 2019.

San Francisco, California

February 27, 2019

SQUARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,047,118	$583,173
Investments in short-term debt securities	492,456	540,991
Settlements receivable	588,692	364,946
Customer funds	676,292	334,017
Loans held for sale	164,834	89,974
Other current assets	250,409	198,804
Total current assets	3,219,801	2,111,905
Property and equipment, net	149,194	142,402
Goodwill	266,345	261,705
Acquired intangible assets, net	69,079	77,102
Investments in long-term debt securities	537,303	464,680
Build-to-suit lease asset	—	149,000
Operating lease right-of-use assets	113,148	—
Other non-current assets	196,388	74,229
Total assets	$4,551,258	$3,281,023
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$1,273,135	$749,215
Settlements payable	95,834	54,137
Accrued expenses and other current liabilities	297,841	215,189
Operating lease liabilities, current	27,275	—
Total current liabilities	1,694,085	1,018,541
Long-term debt	938,832	899,695
Build-to-suit lease liability	—	149,000
Operating lease liabilities, non-current	108,830	—
Other non-current liabilities	94,461	93,286
Total liabilities	2,836,208	2,160,522
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at December 31, 2019 and December 31, 2018. None issued and outstanding at December 31, 2019 and December 31, 2018.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at December 31, 2019 and December 31, 2018; 352,386,562 and 323,546,864 issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	—	—
Class B common stock,$0.0000001 par value: 500,000,000 shares authorized at December 31, 2019 and December 31, 2018; 80,410,158 and 93,501,142 issued and outstanding at December 31, 2019 and December 31, 2018, respectively.	—	—
Additional paid-in capital	2,223,749	2,012,328
Accumulated other comprehensive income (loss)	1,629	(6,053)
Accumulated deficit	(510,328)	(885,774)
Total stockholders’ equity	1,715,050	1,120,501
Total liabilities and stockholders’ equity	$4,551,258	$3,281,023
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Transaction-based revenue	$3,081,074	$2,471,451	$1,920,174
Subscription and services-based revenue	1,031,456	591,706	252,664
Hardware revenue	84,505	68,503	41,415
Bitcoin revenue	516,465	166,517	—
Total net revenue	4,713,500	3,298,177	2,214,253
Cost of revenue:
Transaction-based costs	1,937,971	1,558,562	1,230,290
Subscription and services-based costs	234,270	169,884	75,720
Hardware costs	136,385	94,114	62,393
Bitcoin costs	508,239	164,827	—
Amortization of acquired technology	6,950	7,090	6,544
Total cost of revenue	2,823,815	1,994,477	1,374,947
Gross profit	1,889,685	1,303,700	839,306
Operating expenses:
Product development	670,606	497,479	321,888
Sales and marketing	624,832	411,151	253,170
General and administrative	436,250	339,245	250,553
Transaction and loan losses	126,959	88,077	67,018
Amortization of acquired customer assets	4,481	4,362	883
Total operating expenses	1,863,128	1,340,314	893,512
Operating income (loss)	26,557	(36,614)	(54,206)
Gain on sale of asset group	(373,445)	—	—
Interest expense, net	21,516	17,982	10,053
Other expense (income), net	273	(18,469)	(1,595)
Income (loss) before income tax	378,213	(36,127)	(62,664)
Provision for income taxes	2,767	2,326	149
Net income (loss)	$375,446	$(38,453)	$(62,813)
Net income (loss) per share:
Basic	$0.88	$(0.09)	$(0.17)
Diluted	$0.81	$(0.09)	$(0.17)
Weighted-average shares used to compute net income (loss) per share:
Basic	424,999	405,731	379,344
Diluted	466,076	405,731	379,344
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$375,446	$(38,453)	$(62,813)
Net foreign currency translation adjustments	1,879	(4,496)	1,900
Net unrealized gain on revaluation of intercompany loans	75	303	385
Net unrealized gain (loss) on marketable debt securities	5,728	(542)	(1,614)
Total comprehensive income (loss)	$383,128	$(43,188)	$(62,142)

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2016	—	$—	364,547,376	$—	$1,357,381	$(1,989)	$(779,239)	$576,153
Net loss	—	—	—	—	—	—	(62,813)	(62,813)
Shares issued in connection with:
Exercise of stock options	—	—	24,510,745	—	144,774	—	—	144,774
Purchases under employee stock purchase plan	—	—	1,670,045	—	17,859	—	—	17,859
Vesting of restricted stock units	—	—	5,964,153	—	—	—	—	—
Vesting of early exercised stock options and other	—	—		—	661	—	—	661
Repurchase of common stock	—	—	(24,209)	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	671	—	671
Share-based compensation	—	—	—	—	159,509	—	—	159,509
Tax withholding related to vesting of restricted stock units	—	—	(1,474,035)	—	(44,682)	—	—	(44,682)
Conversion feature of convertible senior notes, due 2022, net of allocated debt issuance costs	—	—	—	—	83,901	—	—	83,901
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2022	—	—	—	—	(92,136)	—	—	(92,136)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2022	—	—	—	—	57,244	—	—	57,244
Payment for termination of Starbucks warrant	—	—	—	—	(54,808)	—	—	(54,808)
Cumulative adjustment due to adoption of new standard	—	—	—	—	683	—	(683)	—
Balance at December 31, 2017	—	$—	395,194,075	$—	$1,630,386	$(1,318)	$(842,735)	$786,333
Net loss	—	—	—	—	—	—	(38,453)	(38,453)
Shares issued in connection with:
Exercise of stock options	—	—	13,402,680	—	106,962	—	—	106,962
Vesting of early exercised stock options and other	—	—	—	—	177	—	—	177
Purchases under employee stock purchase plan	—	—	826,356	—	26,888	—	—	26,888
Vesting of restricted stock units	—	—	8,046,640	—	—	—	—	—
Issuance of common stock in connection with business combination	—	—	2,649,590	—	140,107	—	—	140,107
Replacement stock awards issued in connection with acquisition	—	—	24,613	—	899	—	—	899
Repurchase of common stock	—	—	—	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	(4,735)	—	(4,735)
Share-based compensation	—	—	—	—	226,182	—	—	226,182
Tax withholding related to vesting of restricted stock units	—	—	(3,013,394)	—	(189,124)	—	—	(189,124)
Conversion feature of convertible senior notes, due 2023, net of allocated costs	—	—	—	—	154,019	—	—	154,019

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2023	—	—	—	—	(172,586)	—	—	(172,586)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2023	—	—	—	—	112,125	—	—	112,125
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	—	—	7,288,907	—	(20,962)	—	—	(20,962)
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	—	—	(6,901,567)	—	—	—	—	—
Cumulative adjustment due to adoption of ASC 606	—	—	—	—	—	—	(4,586)	(4,586)
Recovery of common stock in connection with indemnification settlement agreement	—	—	(469,894)	—	(2,745)	—	—	(2,745)
Balance at December 31, 2018	—	$—	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net income	—	—	—	—	—	—	375,446	375,446
Shares issued in connection with:
Exercise of stock options	—	—	10,176,170	—	82,340	—	—	82,340
Vesting of early exercised stock options and other	—	—	426	—	36	—	—	36
Purchases under employee stock purchase plan	—	—	673,661	—	36,174	—	—	36,174
Vesting of restricted stock units	—	—	8,338,035	—	—	—	—	—
Cancellation of restricted stock awards	—	—	(90,342)	—	—	—	—	—
Change in other comprehensive loss	—	—	—	—	—	7,682	—	7,682
Share-based compensation	—	—	—	—	306,201	—	—	306,201
Tax withholding related to vesting of restricted stock units	—	—	(3,077,807)	—	(212,264)	—	—	(212,264)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	—	—	127	—	3	—	—	3
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	—	—	(250,763)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	—	—	(20,793)	—	(1,069)	—	—	(1,069)
Balance at December 31, 2019	—	$—	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$1,715,050

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$375,446	$(38,453)	$(62,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,598	60,961	37,279
Non-cash interest and other expense	34,547	31,257	14,421
Loss on extinguishment of long-term debt	—	5,047	—
Non-cash lease expense	29,696	—	—
Share-based compensation	297,863	216,881	155,836
Replacement stock awards issued in connection with acquisition	—	899	—
Gain on sale of asset group	(373,445)	—	—
Loss (gain) on revaluation of equity investment	12,326	(20,342)	—
Recovery of common stock in connection with indemnification settlement agreement	(1,069)	(2,745)	—
Transaction and loan losses	126,959	88,077	67,018
Change in deferred income taxes	(1,376)	(646)	(1,385)
Changes in operating assets and liabilities:
Settlements receivable	(248,271)	245,795	(305,831)
Customer funds	(204,208)	(131,004)	(59,468)
Purchase of loans held for sale	(2,266,738)	(1,609,611)	(1,184,630)
Sales and principal payments of loans held for sale	2,168,682	1,579,834	1,145,314
Customers payable	523,795	15,597	301,778
Settlements payable	41,697	(60,651)	63,637
Charge-offs to accrued transaction losses	(78,325)	(58,192)	(46,148)
Other assets and liabilities	(47,478)	(27,624)	2,703
Net cash provided by operating activities	465,699	295,080	127,711
Cash flows from investing activities:
Purchase of marketable debt securities	(992,583)	(1,000,346)	(544,910)
Proceeds from maturities of marketable debt securities	430,888	197,454	168,224
Proceeds from sale of marketable debt securities	548,619	171,992	89,087
Purchase of marketable debt securities from customer funds	(311,499)	(148,096)	—
Proceeds from maturities of marketable debt securities from customer funds	158,055	—	—
Proceeds from sale of marketable debt securities from customer funds	17,493	48,334	—
Purchase of property and equipment	(62,498)	(61,203)	(26,097)
Purchase of other investments	(15,250)	—	(25,000)
Proceeds from sale of equity investment	33,016	—	—
Purchase of intangible assets	—	(1,584)	—
Proceeds from sale of asset group	309,324	—	—
Business combinations, net of cash acquired	(20,372)	(112,399)	(1,915)
Net cash provided by (used in) investing activities:	95,193	(905,848)	(340,611)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	855,663	428,250
Purchase of convertible senior note hedges	—	(172,586)	(92,136)
Proceeds from issuance of warrants	—	112,125	57,244
Principal payment on conversion of senior notes	—	(219,384)	—
Payment for termination of Starbucks warrant	—	—	(54,808)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	118,514	133,850	162,504
Payments for tax withholding related to vesting of restricted stock units	(212,264)	(189,124)	(44,682)
Other financing activities	(5,124)	(4,789)	(1,439)
Net cash provided by (used in) financing activities	(98,874)	515,755	454,933
Effect of foreign exchange rate on cash and cash equivalents	3,841	(7,221)	4,303
Net increase (decrease) in cash, cash equivalents and restricted cash	465,859	(102,234)	246,336
Cash, cash equivalents and restricted cash, beginning of the year	632,847	735,081	488,745
Cash, cash equivalents and restricted cash, end of the year	$1,098,706	$632,847	$735,081
See accompanying notes to consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that empower businesses, sellers and individuals to participate in the economy. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an easy way to send, spend, and store money. On October 31, 2019, the Company completed the sale of the Caviar business, a food ordering service. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, and the UK.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, contingencies, valuation of the debt component of convertible senior notes, valuation of loans held for sale, goodwill, acquired intangible assets and deferred revenue, income and other taxes, operating and financing lease right-of-use assets and related liabilities, assessing the likelihood of adverse outcomes from claims and disputes, and share-based compensation.

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

The Company acts as the merchant of record for its sellers and works directly with payment card networks and banks so that its sellers do not need to manage the complex systems, rules, and requirements of the payments industry. The Company satisfies its performance obligations and therefore recognizes the transaction fees as revenue upon authorization of a transaction by the seller's customer's bank. The Company applies the optional exemption allowed under ASC 606 not to disclose consideration attributable to performance obligations for future transaction processing since the term of the contract with a seller is not defined and any future consideration on the contract would be dependent on the value and volume of transactions processed in the future, which are not determinable.

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

Subscription and services-based revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Instant Deposit and Cash Card, Square Capital, website hosting and domain name registration services, and various other software as a service (SaaS) products.

Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts. The Company charges a per transaction fee which is recognized as revenue when customers instantly deposit funds to their bank account. The Company also offers Cash App customers the ability to use funds stored in the Cash App via a Visa prepaid card (Cash Card), for which the Company charges a per transaction fee that is recorded as revenue.

Square Capital facilitates a loan that is offered through a partnership with an industrial bank that is either repaid through withholding a percentage of the collections of the seller's receivables processed by the Company or a specified monthly amount. The Company generally facilitates loans to its sellers through a pre-qualification process that includes an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. The Company also facilitates loans to the customers of certain sellers as well as to the sellers of its partners who do not process payments through the Company. The loans are generally originated by a bank partner, from whom the Company purchases the loans obtaining all rights, title, and interest. The loans have no stated coupon rate but the seller is charged a one-time origination fee by the bank partner based upon their risk rating, which is derived primarily from processing activity. It is the Company’s intent to sell all of its rights, title, and interest of these loans to third-party investors for an upfront fee when the loans are sold. The Company records the net amounts paid to the bank as the cost of the loans purchased and subsequently records a gain on sale of the loans to the third-party investors as revenue upon transfer of title. The Company is retained by the third-party investors to service the loans and earns a servicing fee for facilitating the repayment of these receivables through its managed payments solutions. The Company records servicing revenue as servicing is delivered. For the loans which are not immediately sold to third-party investors, the Company recognizes a portion of the expected seller repayments over the cost of the loans as revenue in proportion to the loan principal reduction.

Following the acquisition of Weebly in May 2018, the Company offers customers website hosting services for a fee that is generally billed at inception. The Company also acts as a reseller of domain names registration services for a registrar for a fee, which is also generally billed at inception. The Company considers that it satisfies its performance obligations over time and as such recognizes revenue ratably over the term of the relevant arrangements, which vary from one month to twenty four months for website hosting, and one year to ten years for domain name registration.

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

Subscription and services revenue also included revenue generated from Caviar, a food ordering platform that facilitated food delivery services that was sold by the Company on October 31, 2019. The performance obligations were the delivery of food orders from restaurants to customers and the provision of catered meals to corporate customers. For delivery of food orders, the Company charged fees to restaurants, as sellers, and also charged delivery and service fees to individuals. For provision of catered meals the Company charged corporate customers a fee. All fees were billed upon delivery of food orders or catered meals, when the Company considers that it has satisfied its performance obligations. Revenue was recognized upon delivery of the food orders or catered meals, net of refunds. Refunds were estimated based on historical experience.

Hardware revenue

The Company generates revenue through the sale of hardware through e-commerce and through its retail distribution channels. The Company satisfies its performance obligation upon delivery of hardware to its customers who include end user customers, distributors, and retailers. The Company allows for customer returns which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices end user customers upon delivery of the products to customers, and payments from such customers are due upon invoicing. Distributors and retailers have payment terms that range from 30 to 90 days after delivery.

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

Subscription and services-based costs

Subscription and services-based costs consist primarily of Caviar-related costs, which included processing fees, payments to third-party couriers for deliveries and the cost of equipment provided to sellers. Caviar-related costs for catered meals also included food costs and personnel costs. Subscriptions and services-based costs also include costs associated with Cash Card and Instant Deposit.

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

Other Costs

Other costs such as employee costs including share based compensation, rent, and occupancy charges are generally not allocated to cost of revenues and are reflected in operating expenses.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expense in the consolidated statements of operations. Total advertising costs for the years ended December 31, 2019, 2018, and 2017 were $142.7 million, $101.9 million, and $81.9 million, respectively. Costs associated with the Cash Card and certain peer-to-peer service offered to the Cash App customers for free are included in sales and marketing expenses as the Company consider these to be marketing tools to encourage the usage of Cash App.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock awards (RSAs), restricted stock units (RSUs), and purchases under the Company’s 2015 Employee Stock Purchase Plan (ESPP) which is measured based on the grant-date fair value. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on a weighted average of the historical volatilities of the Company's common stock along with several entities with characteristics similar to those of the Company. The Company will continue to weight its own volatility more heavily as more of its own historical stock price information becomes available. Once its own historical data is equal to that of the expected term of option grants a peer group is no longer considered necessary. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Share-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

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

A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company considers historical information, tax planning strategies, the expected timing of the reversal of existing temporary differences, and may rely on financial projections to support its position on the recoverability of deferred tax assets. The Company’s judgment regarding future profitability contains significant assumptions and estimates of future operations. If such assumptions were to differ significantly from actual future results of operations, it may have a material impact on the Company’s ability to realize its deferred tax assets. At the end of each period, the Company assesses the ability to realize the deferred tax assets. If it is more likely than not that the Company would not realize the deferred tax assets, then the Company would establish a valuation allowance for all or a portion of the deferred tax assets.

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

As of December 31, 2019 and 2018, restricted cash of $38.9 million and $33.8 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below that we expect to become unrestricted within the next year.

As of December 31, 2019 and 2018, the remaining restricted cash of $12.7 million and $15.8 million, respectively, is primarily related to cash held as collateral pursuant to multi-year lease agreements (Note 18). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

Concentration of Credit Risk

For the years ended December 31, 2019, 2018 and 2017, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 48%, 29%, and 9% of settlements receivable as of December 31, 2019. The same three parties represented approximately 45%, 33%, and 9% of settlements receivable as of December 31, 2018. All other third-party processors were insignificant.

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

Investments in marketable debt securities

The Company's short-term and long-term investments include marketable debt securities such as government and agency securities, corporate bonds, commercial paper and municipal securities. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale. Investments are reviewed periodically to identify possible other-than-temporary impairments. If any impairment is considered other-than-temporary, the Company writes down the investment to its fair value and records the corresponding charge through other income (expense), net on its consolidated statements of operations. The Company carries these investments at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record within other expense (income), net. We determine any realized gains or losses on the sale of marketable debt securities on a specific identification method, and we record such gains and losses as a component of other expense (income), net.

Investments in equity securities

The Company holds marketable and non-marketable equity investments, over which the Company does not have a controlling interest or significant influence. Marketable equity investments are measured using quoted prices in active markets with changes recorded in Other income (expense), net on the consolidated statements of operations. Non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded in Other income (expense), net on the consolidated statements of operations.

Non-marketable equity investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying value for these investments is not adjusted if there are no observable transactions for identical or similar investments of the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. Valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, the determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments and the extent to which those differences would affect the fair values of those investments.

The Company assesses the impairment of its non-marketable equity investments on a quarterly basis. The impairment analysis encompasses an assessment of the severity and duration of the impairment and a qualitative and quantitative analysis of other key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company will record an impairment in Other income (expense), net on the consolidated statements of operations and establish a new carrying value for the investment.

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

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•Level 2 Inputs: Other than quoted prices included in Level 1 Inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Loans Held for Sale

The Company classifies customer loans as held for sale upon purchase from an industrial bank partner, as there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. The Company recognizes a charge within transaction and loan losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes. There have been no reclassifications made to date.

Settlements Receivable

Settlements receivable represents amounts due from third-party payment processors for customer transactions. Settlements receivable are typically received within one or two business days of the transaction date. No valuation allowances have been established, as funds are due from large, well-established financial institutions with no historical collections issue.

Inventory

Inventory is comprised of contactless and chip readers, chip card readers, Square Stand, Square Register, Square Terminal and third-party peripherals, as well as component parts that are used to manufacture these products. Inventory is stated at the lower of cost (generally on a first-in, first-out basis) or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on the estimated selling prices in the ordinary course of business. The Company's inventory is held at third party warehouses and contract manufacturer premises.

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

Cryptocurrency transactions

During the fourth quarter of 2017, the Company started offering its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company purchases bitcoin from private broker dealers or from Cash App customers. Upon purchase, the Company records the cost of bitcoin within other current assets in its consolidated balance sheets. Upon sale, the Company records the total sale amount received from customers as bitcoin revenue and the associated cost as cost of revenue. The Company does not hold bitcoin for speculation purposes. The carrying value of bitcoin held by the Company was $1.0 million and $0.2 million as of December 31, 2019 and 2018, respectively. The Company assesses the carrying value of bitcoin held by the Company at each reporting date and records an impairment charge if the carrying value exceeds the fair value. Losses on bitcoin for the years ended December 31, 2019, 2018, and 2017 were insignificant.

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

Capitalized Software

The Company capitalizes certain costs incurred in developing internal-use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Capitalized costs are included in property and equipment, net, and amortized on a straight-lined basis over the estimated useful life of the software and included in product development costs on the consolidated statements of operations. The Company capitalized $22.5 million, $24.0 million and $9.8 million of internally developed software during the years ended December 31, 2019, 2018 and 2017, respectively, and recognized $18.9 million, $10.6 million and $6.6 million of amortization expense during the years ended December 31, 2019, 2018 and 2017, respectively.

Leases

The Company leases office space and equipment under non-cancellable finance and operating leases with various expiration dates.

The Company adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842) on January 1, 2019, and elected the optional transition method to apply the transition provisions from the effective date of adoption, which requires the Company to report the cumulative effect of the adoption of the standard on the date of adoption with no changes to the prior period balances. Pursuant to the practical expedients, the Company elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. The Company elected to apply the short-term lease measurement and recognition exemption to its leases where applicable. Operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments, generally for the base noncancellable lease term, at the lease commencement date for each lease. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. The Company's lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. The Company records the amortization of the right of use asset and the accretion of lease liability as a component of rent expense in the consolidated statement of operations. The accounting for finance leases remained substantially unchanged.

Upon adoption of ASC 842, the Company recognized $112.0 million of operating right-of-use lease assets and $135.6 million of operating lease liabilities on its consolidated balance sheet. Additionally, the Company derecognized $149.0 million related to the build-to-suit asset and liability upon adoption of this standard because the Company was no longer deemed to be the owner of the related asset under construction under the new standard.

When lease agreements provide allowances for leasehold improvements, the Company assesses whether it is the owner of the leasehold improvements for accounting purposes. When the Company concludes that it is the owner, it capitalizes the leasehold improvement assets and recognizes the related depreciation expense on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Additionally, the Company recognizes the amounts of allowances to be received from the lessor as a reduction of the lease liability and the associated right of use asset. When the Company concludes that it is not the owner, the payments that the Company makes towards the leasehold improvements are accounted as a component of the lease payments.

The Company records a liability for the estimated fair value for any asset retirement obligation (ARO) associated with its leases, with an offsetting asset. In the determination of the fair value of AROs, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, and discount and inflation rates. The liability is subsequently accreted while the asset is depreciated. As of December 31, 2019, the Company had a liability for AROs, gross of accretion, of $3.6 million and an associated asset, net of depreciation, of $1.6 million.

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

Long-Lived Assets, including Goodwill and Acquired Intangibles

The Company evaluates the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. For the periods presented, the Company had recorded no impairment charges.

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

Assets Held for Sale

The Company classifies an asset group (‘asset’) as held for sale in the period that (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year (subject to certain events or circumstances), (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in other income (expenses), net, in the consolidated statement of operations. Conversely, gains are generally not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is sold or is no longer classified as held for sale. Upon sale of the asset any excess of the sale proceeds over the carrying value of the asset is recorded as a gain on sale of asset group in the consolidated statement of operations.

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

Accrued Transaction Losses

The Company establishes a reserve for estimated transaction losses due to chargebacks, which represent a potential loss due to disputes between a seller and their customer or due to a fraudulent transaction. This also includes estimated transaction losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business and Cash Card. The reserve is estimated based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction and loan losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that is classified within sales and marketing expenses.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement and recognition of expected credit losses for financial assets held. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively. The Company has determined that the new guidance does not have a material impact on the balances reported in its consolidated financial statements and will include additional disclosures in the first reporting period subsequent to adoption. Beginning with the first quarter of 2020, the Company will expand disclosures in the financial statements to discuss how it develops its expected credit loss estimates, the methodology applied to estimate the allowance for credit losses, and the factors that influence the Company's estimates. For available for sale debt securities with unrealized losses where the Company concludes that an allowance for credit losses is not necessary, the Company will disclose the associated fair value of such securities as well as the basis for conclusions that an allowance for credit losses was not necessary, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position. For available for sale debt securities subject to credit losses, the Company will disclose the methodology and significant inputs used to measure the allowance for credit losses, the Company’s policy of recognizing uncollectible available for sale debt securities, and provide a tabular roll forward of the credit losses by major security type.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. This standard should be adopted when the Company performs its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. The Company adopted this guidance effective January 1, 2020 and will apply the guidance for the 2020 annual goodwill impairment test which will be performed as of December 31. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which will remove, modify, and add disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively, and will include additional disclosures required by the new guidance relating to significant unobservable inputs used to develop Level 3 fair value measurements in the first quarter of 2020.

Recently issued accounting pronouncements not yet adopted

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments clarify the scope of the credit losses standard and among other things. With respect to hedge accounting, the amendments address partial-term fair value hedges and fair value hedge basis adjustments, among other things. On recognizing and measuring financial instruments, they address the scope of the guidance, the requirement for remeasurement to fair value when using the measurement alternative, and certain disclosure requirements among other things. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted as long an entity has also adopted the amendments in ASU 2016-13. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other things, the new guidance simplifies intraperiod tax allocation and reduces the complexity in accounting for income taxes with year-to-date losses in interim periods. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements and related disclosures.

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

Practical Expedients

The Company does not recognize a financing component for hardware installment sales that have a term of one year or less.

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue from Contracts with Customers:
Transaction-based revenue	$3,081,074	$2,471,451	$1,920,174
Subscription and services-based revenue	883,922	499,010	185,485
Hardware revenue	84,505	68,503	41,415
Bitcoin revenue	516,465	166,517	—
Revenue from other sources:
Subscription and services-based revenue	$147,534	$92,696	$67,179

The deferred revenue balances were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred revenue, beginning of the period	$36,451	$5,893
Less: cumulative impact of the adoption of ASC 606	—	(4,303)
Deferred revenue, beginning of the period, as adjusted	36,451	1,590
Deferred revenue, end of the period	44,331	36,451
Deferred revenue arising from business combination	—	22,800
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$31,510	$1,590

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$131,124	$409	$(11)	$131,522
Corporate bonds	67,169	580	(28)	67,721
Municipal securities	6,667	109	—	6,776
U.S. government securities	264,069	1,083	(17)	265,135
Foreign securities	21,270	48	(16)	21,302
Total	$490,299	$2,229	$(72)	$492,456

Long-term debt securities:
U.S. agency securities	$63,645	$612	$(189)	$64,068
Corporate bonds	141,307	1,832	(61)	143,078
Municipal securities	9,594	151	(39)	9,706
U.S. government securities	294,682	1,287	(190)	295,779
Foreign securities	24,625	86	(39)	24,672
Total	$533,853	$3,968	$(518)	$537,303

The Company's short-term and long-term investments as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$80,160	$32	$(70)	$80,122
Corporate bonds	109,807	80	(368)	109,519
Municipal securities	27,839	52	(59)	27,832
U.S. government securities	292,615	161	(509)	292,267
Foreign securities	31,263	4	(16)	31,251
Total	$541,684	$329	$(1,022)	$540,991

Long-term debt securities:
U.S. agency securities	$114,444	$194	$(78)	$114,560
Corporate bonds	159,783	419	(950)	159,252
Municipal securities	28,453	167	(26)	28,594
U.S. government securities	153,743	553	(172)	154,124
Foreign securities	8,122	28	—	8,150
Total	$464,545	$1,361	$(1,226)	$464,680

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

For the years ended December 31, 2019, 2018 and 2017, gains or losses realized on the sale of investments were not material. Investments are reviewed periodically to identify possible other-than-temporary impairments. As the Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired for any of the periods presented.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$23,896	$(9)	$4,996	$(2)	$28,892	$(11)
Corporate bonds	5,507	(27)	2,502	(1)	8,009	(28)
Municipal securities	1,004	—	—	—	1,004	—
U.S. government securities	21,481	(8)	14,984	(9)	36,465	(17)
Foreign securities	13,499	(16)	—	—	13,499	(16)
Total	$65,387	$(60)	$22,482	$(12)	$87,869	$(72)

Long-term debt securities:
U.S. agency securities	$16,740	$(189)	$—	$—	$16,740	$(189)
Corporate bonds	16,708	(61)	—	—	16,708	(61)
Municipal securities	1,005	(39)	—	—	1,005	(39)
U.S. government securities	42,210	(162)	—	(28)	42,210	(190)
Foreign securities	16,383	(39)	—	—	16,383	(39)
Total	$93,046	$(490)		$(28)	$93,046	$(518)

	December 31, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$78,134	$(70)	$—	$—	$78,134	$(70)
Corporate bonds	38,052	(61)	62,479	(307)	100,531	(368)
Municipal securities	2,251	(1)	22,915	(58)	25,166	(59)
U.S. government securities	240,979	(148)	41,131	(361)	282,110	(509)
Foreign securities	27,280	(16)	—	—	27,280	(16)
Total	$386,696	$(296)	$126,525	$(726)	$513,221	$(1,022)

Long-term debt securities:
U.S. agency securities	$20,504	$(29)	$10,133	$(49)	$30,637	$(78)
Corporate bonds	119,333	(824)	20,306	(126)	139,639	(950)
Municipal securities	9,701	(14)	3,260	(12)	12,961	(26)
U.S. government securities	25,850	(32)	24,576	(140)	50,426	(172)
Foreign securities	1,000	—	—	—	1,000	—
Total	$176,388	$(899)	$58,275	$(327)	$234,663	$(1,226)

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$490,299	$492,456
Due in one to five years	533,853	537,303
Total	$1,024,152	$1,029,759

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2019	December 31, 2018
Cash	$422,459	$158,697
Cash Equivalents:
Money market funds	233	18
U.S. agency securities	8,585	39,991
U.S. government securities	6,984	35,349
Short-term debt securities:
U.S. agency securities	—	27,291
U.S. government securities	238,031	72,671
Total	$676,292	$334,017

The Company's investments within customer funds as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. government securities	$237,909	$144	$(22)	$238,031
Total	$237,909	$144	$(22)	$238,031

The Company's investments within customer funds as of December 31, 2018 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$27,293	$2	$(4)	$27,291
U.S. government securities	72,662	12	(3)	72,671
Total	$99,955	$14	$(7)	$99,962

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

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$56,984	$(22)	$—	$—	$56,984	$(22)
Total	$56,984	$(22)	$—	$—	$56,984	$(22)

	December 31, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$11,843	$(4)	$—	$—	$11,843	$(4)
U.S. government securities	34,818	(3)	—	—	34,818	(3)
Total	$46,661	$(7)	$—	$—	$46,661	$(7)

The contractual maturities of the Company's investments within customer funds as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$237,909	$238,031
Due in one to five years	—	—
Total	$237,909	$238,031

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$213,576	$—	$—	$218,109	$—	$—
U.S. agency securities	—	19,976	—	—	46,423	—
Commercial paper	—	—	—	—	—	—
U.S. government securities	46,914	—	—	86,239	—	—
Foreign securities	—	—	—	—	23,981	—
Customer Funds:
Money market funds	233	—	—	18	—	—
U.S. agency securities	—	8,585	—	—	67,282	—
U.S. government securities	245,015	—	—	108,020	—	—
Short-term debt securities:
U.S. agency securities	—	131,522	—	—	80,122	—
Corporate bonds	—	67,721	—	—	109,519	—
Commercial paper	—	—	—	—	—	—
Municipal securities	—	6,776	—	—	27,832	—
U.S. government securities	265,135	—	—	292,267	—	—
Foreign securities	—	21,302	—	—	31,251	—
Long-term debt securities:
U.S. agency securities	—	64,068	—	—	114,560	—
Corporate bonds	—	143,078	—	—	159,252	—
Municipal securities	—	9,706	—	—	28,594	—
U.S. government securities	295,779	—	—	154,124	—	—
Foreign securities	—	24,672	—	—	8,150	—
Other:
Marketable equity investment	—	—	—	45,342	—	—
Total	$1,066,652	$497,406	$—	$904,119	$696,966	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2023 Notes	$748,564	$962,516	$718,522	$901,468
2022 Notes	190,268	578,817	181,173	515,693
Total	$938,832	$1,541,333	$899,695	$1,417,161

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$164,834	$173,360	$89,974	$93,064
Total	$164,834	$173,360	$89,974	$93,064

For the years ended December 31, 2019, 2018, and 2017, the Company recorded a charge for the excess of amortized cost over the fair value of the loans of $23.2 million, $13.2 million, and $8.0 million, respectively.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2019, 2018 and 2017, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements	$111,942	$107,611
Computer equipment	106,469	80,093
Capitalized software	81,984	58,908
Office furniture and equipment	27,328	20,699
Total	327,723	267,311
Less: Accumulated depreciation and amortization	(178,529)	(124,909)
Property and equipment, net	$149,194	$142,402

Depreciation and amortization expense on property and equipment was $60.6 million, $46.8 million, and $29.7 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

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
The table below summarizes the consideration paid for Weebly and the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data).

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

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company recognized measurement period adjustments to the purchase consideration and the fair value of certain liabilities assumed as a result of further refinements in the Company’s estimates. These adjustments were prospectively applied. The effect of these adjustments on the purchase price allocation was an increase in goodwill, current assets and tax liabilities assumed of $3.7 million, $2.3 million and $4.7 million, respectively. There was no impact to the consolidated statements of operations as result of these adjustments.
As of December 31, 2019, $0.5 million of cash and 8,873 shares of the total consideration were withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.

Goodwill from the Weebly acquisition was primarily attributable to the value of expected synergies created by incorporating Weebly solutions into the Company's technology platform and the value of the assembled workforce. None of the goodwill generated from the Weebly acquisition or the acquired intangible assets are expected to be deductible for tax purposes. Additionally the acquisition would have resulted in recognition of deferred tax assets arising mainly from the net of deferred tax assets from acquired net operating losses (NOLs) and research and development credits, and deferred tax liabilities associated with intangible assets and deferred revenue. However, the realization of such deferred tax assets depends primarily on the Company's post-acquisition ability to generate taxable income in future periods. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

The acquisition of Weebly did not have a material impact on the Company's reported revenue or net loss amounts for any period presented. Accordingly, pro forma financial information has not been presented.
Other acquisitions

The Company spent an aggregate of $20.4 million, $9.9 million, and $1.9 million, net of cash acquired, in connection with other immaterial acquisitions during the year ended December 31, 2019, 2018 and 2017, respectively, which resulted in the recognition of additional intangible assets and goodwill. Pro forma financial information has not been presented for any of these acquisitions as the impact to our consolidated financial statements was not material.

NOTE 8 - SALE OF ASSET GROUP

On October 31, 2019, the Company completed the sale of certain assets that comprised its Caviar business to DoorDash, Inc. (DoorDash) for $410 million in gross proceeds comprised of $310 million in cash and $100 million of DoorDash, Inc.'s preferred stock. The Company agreed to indemnify DoorDash for potential losses and costs that may arise from certain legal and other matters. The Caviar business, which offered food ordering and delivery services to customers, was a small component of the Company's overall business comprising less than 5% of the Company's consolidated total assets and revenues. The sale was in line with the Company's strategy of focusing investment on its larger and growing seller and Cash App businesses. Accordingly the sale of the Caviar business did not represent a strategic shift that will have a major effect on the Company's operations and financial results, and did not therefore qualify for reporting as a discontinued operation.

The following table summarizes the calculation of the gain on the sale of Caviar business (in thousands):

Consideration received:
Cash	$310,000
Preferred Stock	100,000
$410,000

Net assets sold:
Intangible and other assets, net	$8,659
Goodwill	4,221
Disposal costs and other adjustments	23,675
$36,555

Gain on sale of asset group	$373,445

NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2017	$58,327
Acquisitions completed during the year ended December 31, 2018	203,378
Balance at December 31, 2018	261,705
Acquisitions completed during the year ended December 31, 2019	10,832
Sale of asset group (Note 8)	(4,221)
Other adjustments	(1,971)
Balance at December 31, 2019	$266,345

The Company performed its annual goodwill impairment test as of December 31, 2019. The Company determined that the business operations as a whole is represented by a single reporting unit and through qualitative analysis concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As a result, the two-step goodwill impairment test was not required, and no impairments of goodwill were recognized during the year ended December 31, 2019.

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The Company entered into various transactions accounted for as business combinations during the years ended December 31, 2019 and December 31, 2018, that involved the acquisition of intangible assets. Refer to Note 7 for further details.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at December 31, 2019
	Cost	Accumulated Amortization	Net
Technology assets	$53,900	$(31,873)	$22,027
Customer assets	44,000	(6,934)	37,066
Trade name	11,300	(4,473)	6,827
Other	5,299	(2,140)	3,159
Total	$114,499	$(45,420)	$69,079

	Balance at December 31, 2018
	Cost	Accumulated Amortization	Net
Technology assets	$45,978	$(28,420)	$17,558
Customer assets	57,109	(8,068)	49,041
Trade name	11,300	(1,648)	9,652
Other	2,246	(1,395)	851
Total	$116,633	$(39,531)	$77,102

All intangible assets are amortized over their estimated useful lives. The weighted average amortization periods for acquired technology, customer intangible assets, and acquired trade name are approximately 5 years, 12 years, and 4 years, respectively.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Acquired intangible assets, net, beginning of the period	$77,102	$14,334	$19,292
Acquisitions	14,559	75,871	2,657
Amortization expense	(15,000)	(13,103)	(7,615)
Sale of asset group (Note 8)	(7,582)	—	—
Acquired intangible assets, net, end of the period	$69,079	$77,102	$14,334

The total estimated future amortization expense of these intangible assets as of December 31, 2019 is as follows (in thousands):

2020	$12,800
2021	11,829
2022	10,134
2023	8,917
2024	5,940
Thereafter	19,459
Total	$69,079

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2019	December 31, 2018
Inventory, net	$47,683	$28,627
Restricted cash	38,873	33,838
Processing costs receivable	67,281	46,102
Prepaid expenses	22,758	21,782
Accounts receivable, net	33,863	22,393
Other	39,951	46,062
Total	$250,409	$198,804

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2019	December 31, 2018
Accrued expenses	$128,387	$82,354
Accrued transaction losses (i)	34,771	33,682
Accounts payable	42,116	36,416
Deferred revenue, current	38,104	31,474
Square Payroll payable (ii)	27,969	7,534
Other	26,494	23,729
Total	$297,841	$215,189

(i) The Company is exposed to transaction losses that arise due to chargebacks as a result of fraud or uncollectibility. The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Year Ended December 31,
	2019	2018
Accrued transaction losses, beginning of the year	$33,682	$26,893
Provision for transaction losses	79,414	64,981
Charge-offs to accrued transaction losses	(78,325)	(58,192)
Accrued transaction losses, end of the year	$34,771	$33,682

(ii) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2019	December 31, 2018
Investment in non-marketable equity securities	$110,000	$—
Investment in marketable equity securities	—	45,342
Non-current lease prepayments	45,738	—
Restricted cash	12,715	15,836
Other	27,935	13,051
Total	$196,388	$74,229

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	December 31, 2019	December 31, 2018
Statutory liabilities (i)	$54,762	$54,748
Deferred rent, non-current (ii)	—	23,003
Deferred revenue, non-current	6,227	4,977
Other	33,472	10,558
Total	$94,461	$93,286

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

Loans under the credit facility bear interest, at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and an adjusted LIBOR rate for a one-month interest period in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total leverage ratio for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the credit facility, with $375.0 million remaining available. The Company paid $0.6 million in unused commitment fees for both the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company was in compliance with all financial covenants associated with this credit facility.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company's current policy is to settle conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances required to allow the holders to convert their 2023 Notes were not met during the year ended December 31, 2019.

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

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets.  On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through December 31, 2019. In 2018, certain holders of the 2022 Notes converted an aggregate principal amount of $228.3 million of their Notes. The Company settled the conversions through a combination of $219.4 million in cash and issuance of 7.3 million shares of the Company's Class A common stock. Conversions in the year ended December 31, 2019 were not material. The Company currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
December 31, 2019
2023 Notes	$862,500	$(110,518)	$(3,418)	$748,564
2022 Notes	211,726	(19,312)	(2,146)	190,268
Total	$1,074,226	$(129,830)	$(5,564)	$938,832

December 31, 2018
2023 Notes	$862,500	$(138,924)	$(5,054)	$718,522
2022 Notes	211,728	(27,569)	(2,986)	181,173
Total	$1,074,228	$(166,493)	$(8,040)	$899,695

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2019 and December 31, 2018
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	$196,731	$(2,339)	$194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Year Ended December 31,
	2019	2018	2017
Contractual interest expense	$5,108	$4,023	$1,351
Amortization of debt discount and issuance costs	39,139	32,855	14,223
Total	$44,247	$36,878	$15,574

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets. During the year ended December 31, 2018, the Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and the Company received 6.9 million shares of the Company's Class A common stock from the 2017 Counterparties in 2018. During the year ended December 31, 2019, the Company received an additional 0.3 million shares of the Company's Class A common stock.

NOTE 14 - INCOME TAXES
The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$456,335	$44,538	$(10,900)
Foreign	(78,122)	(80,665)	(51,764)
Income (loss) before income taxes	$378,213	$(36,127)	$(62,664)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$114	$(4)	$(1,192)
State	930	752	739
Foreign	3,099	2,224	1,987
Total current provision for income taxes	4,143	2,972	1,534
Deferred:
Federal	(777)	(404)	(1,169)
State	(399)	35	57
Foreign	(200)	(277)	(273)
Total deferred provision for income taxes	(1,376)	(646)	(1,385)
Total provision for income taxes	$2,767	$2,326	$149

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Balance at December 31,
	2019	2018	2017
Tax at federal statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	0.1	(1.1)	(0.4)
Foreign rate differential	1.4	(14.7)	(14.9)
Non-deductible meals	0.3	(3.4)	(0.3)
Other non-deductible expenses	1.5	(1.7)	(0.7)
Credits	(13.9)	164.8	41.5
Other items	(0.5)	2.3	(1.2)
Change in valuation allowance	34.9	(718.5)	(119.5)
Impact of U.S. tax reform	—	—	(209.1)
Share-based compensation	(45.8)	549.0	243.5
Change in uncertain tax positions	0.5	(4.1)	(2.4)
Termination of warrant	—	—	29.3
Sale of Caviar business line	1.2	—	—
Total	0.7%	(6.4)%	(0.2)%

The tax effects of temporary differences and related deferred tax assets and liabilities are as follows (in thousands):

	Balance at December 31,
	2019	2018	2017
Deferred tax assets:
Capitalized costs	$23,708	$30,131	$35,608
Accrued expenses	33,044	31,494	23,553
Net operating loss carryforwards	575,245	485,562	244,197
Tax credit carryforwards	183,977	133,275	60,567
Property, equipment and intangible assets	—	—	7,390
Share-based compensation	38,427	38,265	35,728
Deferred Interest	4,072	8,290	—
Other	3,424	105	2,519
Operating Lease, net	5,761	—	—
Total deferred tax assets	867,658	727,122	409,562
Valuation allowance	(859,564)	(719,040)	(409,043)
Total deferred tax assets, net of valuation allowance	8,094	8,082	519
Deferred tax liabilities:
Property, equipment and intangible assets	(6,862)	(7,361)	—
Indefinite-lived intangibles	(253)	(275)	(644)
Total deferred tax liabilities	(7,115)	(7,636)	(644)
Net deferred tax assets (liabilities)	$979	$446	$(125)

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Due to the history of losses generated in the U.S. and certain foreign jurisdictions, the Company believes that it is more likely than not that its deferred tax assets in these jurisdictions will not be realized as of December 31, 2019. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The valuation allowance increased by approximately $140.5 million, $310.0 million, and $154.1 million during the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the Company had $2,012.8 million of federal, $2,311.3 million of state, and $300.1 million of foreign net operating loss carryforwards, which will begin to expire in 2031 for federal and 2021 for state tax purposes. The foreign net operating loss carryforwards do not expire.
As of December 31, 2019, the Company had $141.7 million of federal, $88.2 million of state, and $4.1 million of Canadian research credit carryforwards. The federal credit carryforward will begin to expire in 2029, the state credit carryforward has no expiration date, and the Canadian credit carryforward will begin to expire in 2037.
The Company has federal AMT credit carryforwards of $1.4 million that will be refunded over the 2018-2021 tax years under the 2017 Tax Act. The Company has California Enterprise Zone credit carryforwards of $3.4 million, which will begin to expire in 2023.
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

As of December 31, 2019, the unrecognized tax benefit was $217.6 million, of which $7.6 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of the year	$198,540	$70,799	$92,134
Gross increases and decreases related to prior period tax positions	(11,571)	513	—
Gross increases and decreases related to current period tax positions	30,676	119,261	4,193
Reductions related to lapse of statute of limitations	(149)	(142)	(91)
Gross increases and decreases related to U.S. tax reform	—	—	(25,437)
Gross increases and decreases related to acquisition	78	8,109	—
Balance at the end of the year	$217,574	$198,540	$70,799

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2019, there were no significant accrued interest and penalties related to uncertain tax positions. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $5.7 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013 and 2014 and in Texas for tax years 2015-2017. The Company’s various tax years starting with 2009 to 2018 remain open in various taxing jurisdictions.
As of December 31, 2019, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2019 are $5.8 million.

NOTE 15 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock

As of December 31, 2019, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value. No shares of preferred stock are outstanding as of December 31, 2019.

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2019, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. As of December 31, 2019, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of

$0.0000001 per share. As of December 31, 2019, there were 352,386,562 shares of Class A common stock and 80,410,158 shares of Class B common stock outstanding. Options and awards granted following the Company's November 2015 initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

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

In conjunction with the 2022 Notes offering, the Company sold warrants whereby the Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the warrants were exercised as of December 31, 2019.

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. None of the warrants were exercised as of December 31, 2019.

Indemnification Arrangements

During the years ended December 31, 2019 and 2018, the Company received 20,793 and 469,894 shares of common stock, respectively, that were forfeited back to the Company as indemnification against liabilities related to certain acquired businesses preacquisition matters. The receipt of the forfeited shares was accounted for as equity repurchases.

Conversion of 2022 Notes and Exercise of the 2022 Convertible Note Hedges

In connection with the conversion of certain of the 2022 Notes in 2018, the Company issued 7.3 million shares of Class A common stock. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 7.2 million shares of Class A common stock from the counterparties to offset the shares issued.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan (2009 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan.

Under the 2015 Plan, shares of shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator. As of December 31, 2019, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 19,340,627 shares, and 84,133,011 shares were available for future issuance.
Under the 2009 Plan, shares of common stock are reserved for the issuance of ISOs or NSOs to eligible participants. The options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally vest over a 4 year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to 10 years from the date of grant. The Plan allows for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. Any unvested shares are subject to repurchase by the Company at their original exercise prices. As of December 31, 2019, the total number of options and RSUs outstanding under the 2009 Plan was 18,196,638 shares.
A summary of stock option activity for the year ended December 31, 2019 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	33,152,881	$9.52	5.45	$1,543,793
Granted	1,184,657	72.15
Exercised	(10,176,170)	8.09
Forfeited	(541,564)	39.88
Balance at December 31, 2019	23,619,804	$12.66	4.89	$1,191,746

Options exercisable as of December 31, 2019	22,107,017	$9.77	4.63	$1,168,770

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, “in-the-money” options. Aggregate intrinsic value for stock options exercised through December 31, 2019, 2018, and 2017 was $616.3 million, $720.1 million, and $464.1 million, respectively.
The total weighted average grant-date fair value of options granted was $30.58, $16.25 and $5.97 per share for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock Activity

The Company issues RSAs and RSUs under the 2015 Plan, which typically vest over a term of four years.

Activity related to RSAs and RSUs during the year ended December 31, 2019 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	17,934,728	$31.34
Granted	7,028,055	70.61
Vested	(8,023,399)	30.19
Forfeited	(3,021,923)	40.25
Unvested as of December 31, 2019	13,917,461	$49.90

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, (or 25% for offering periods that commence after November 1, 2019), subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year. Each offering period includes two purchase periods, which begin on the first trading day on or after November 15 and May 15, and ending on the last trading day on or before May 15 and November 15, respectively.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the purchase period. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8,400,000 shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the administrator.

As of December 31, 2019, 5,022,962 shares had been purchased under the ESPP and 14,294,425 shares were available for future issuance under the ESPP. The Company recorded $18.9 million, $9.0 million, and $6.0 million of share-based compensation expense related to the ESPP during the year ended December 31, 2019, 2018, and 2017, respectively.

Share-Based Compensation

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	—%	—%	—%
Risk-free interest rate	2.37%	2.92%	1.88%
Expected volatility	40.48%	30.87%	32.22%
Expected term (years)	6.02	6.19	6.02

The following table summarizes the effects of share-based compensation on the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$155	$97	$77
Product development	210,840	144,601	98,310
Sales and marketing	26,720	22,797	17,568
General and administrative	60,148	49,386	39,881
Total	$297,863	$216,881	$155,836

The Company recorded $18.9 million, $9.0 million, and $6.0 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the year ended December 31, 2019, 2018 and 2017, respectively.

The Company capitalized $8.2 million, $9.3 million, and $3.7 million of share-based compensation expense related to capitalized software during the year ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $687.3 million of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.73 years.

NOTE 16 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In the years when the Company reported a net loss, diluted loss per share is the same as basic loss per share because the effects of potentially dilutive items were anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$375,446	$(38,453)	$(62,813)
Basic shares:
Weighted-average common shares outstanding	425,728	406,313	380,921
Weighted-average unvested shares	(729)	(582)	(1,577)
Weighted-average shares used to compute basic net income (loss) per share	424,999	405,731	379,344
Diluted shares:
Stock options and restricted stock units	30,602	—	—
Convertible senior notes	—	—	—
Common stock warrants	10,432	—	—
Employee stock purchase plan	43	—	—
Weighted-average shares used to compute diluted net income (loss) per share	$466,076	$405,731	$379,344

Net income (loss) per share:
Basic	$0.88	$(0.09)	$(0.17)
Diluted	$0.81	$(0.09)	$(0.17)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options and restricted stock units	13,867	60,589	68,588
Common stock warrants	19,820	25,798	19,173
Convertible senior notes	20,305	23,820	—
Unvested shares	728	582	1,300
Employee stock purchase plan	165	140	157
Total anti-dilutive securities	54,885	110,929	89,218

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 18, Commitments and Contingencies. The lease commencement date is expected to be in July 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. The Company has not yet recognized a right of use asset and lease obligation under this agreement as of December 31, 2019.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
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

In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to extend the lease term for two 5 year terms. The lease commencement date is January 15, 2020 with total lease payments over the term of approximately $276 million. Under the terms of this lease, the Company is required to make certain payments during the construction stage of the office space, which the Company will record as a prepaid lease asset. In July 2019, the Company entered into a lease arrangement for 226,258 square feet of office space in St Louis, Missouri, with an affiliate of one of the Company’s co-founders, Mr. Jim McKelvey, who is also a Company stockholder and a member of its board of directors, for a term of 15.5 years with options to extend the lease term for two 5 year terms. The Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. The lease commencement date is expected to be in July 2020 with total future minimum lease payments over the term of approximately $42.7 million.

Additionally, the Company has finance leases for data center equipment, with remaining lease terms of approximately 2 years.
The components of lease expense for the year ended December 31, 2019 were as follows (in thousands):

Year Ended December 31,
2019
Fixed operating lease costs	$29,422
Variable operating lease costs	5,737
Short term lease costs	2,512
Sublease income	(3,381)
Finance lease costs
Amortization of finance right-of-use assets	5,029
Interest on finance lease liabilities	—
Total lease costs	$39,319

Other information related to leases was as follows:

December 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	4.5 years
Finance leases	0.7 years
Weighted Average Discount Rate:
Operating leases	4%
Finance leases	—%

Cash flows related to leases were as follows (in thousands):

Year Ended December 31,
2019
Cash flows from operating activities:
Payments for operating lease liabilities	$33,340
Cash flows from financing activities:
Principal payments on finance lease obligation	$5,029
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$40,555

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum finance lease payments as of December 31, 2019 are as follows (in thousands):

	Finance	Operating
Year:
2020	$2,446	$42,173
2021	—	65,503
2022	—	68,106
2023	—	62,847
2024	—	43,058
Thereafter	—	253,091
Total	$2,446	$534,778
Less: amount representing interest	—	13,494
Less: leases executed but not yet commenced	—	383,669
Less: lease incentives and transfer to held for sale	—	1,510
Total	$2,446	$136,105

The current portion of the finance lease liability is included within other current liabilities while the non-current portion is included within other non-current liabilities on the consolidated balance sheets. The associated finance lease assets are included in property and equipment, net on the consolidated balance sheets.

The Company recognized total rental expenses for operating leases of $32.5 million, $23.3 million, and $12.9 million during the years ended December 31, 2019, 2018, and 2017, respectively.
Litigation
The Company is currently a party to, and may in the future be involved in, various litigation matters, legal claims, and government investigations.

The Treasurer & Tax Collector of the City and County of San Francisco (Tax Collector) has issued decisions for fiscal years 2014, 2015, 2016, and 2017 that the Tax Collector believes the Company’s primary business activity is financial services rather than information, and accordingly, the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. We are required to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” In connection with the tax audits, the Company paid an additional $1.3 million for fiscal years 2014 and 2015 in the first quarter of 2018, and an additional $8.4 million for fiscal years 2016 and 2017 in the fourth quarter of 2019, as assessed by the Tax Collector, even though the

Company strongly disagrees with the Tax Collector’s assessment of the Company’s primary business activity. The Company believes its position has merit and intends to vigorously pursue all available remedies. On September 6, 2019, the Company filed a lawsuit against the Tax Collector and the City and County of San Francisco in San Francisco County Superior Court for a refund of the additional amount of $1.3 million paid for the fiscal years of 2014 and 2015. The Company has filed a petition for redetermination with respect to the fiscal years 2016 and 2017. While the Company believes it has strong arguments, there is no assurance that courts will rule in the Company’s favor. Should the Company not reach a settlement or prevail in its legal challenge against the application of San Francisco’s Gross Receipts Tax to its business, the Company estimates that it could incur losses associated with taxes, interest, and penalties that range from approximately $0 to $63 million in the aggregate for the fiscal years 2016, 2017, 2018 and 2019, over and above the taxes the Company has already paid under the information classification. Additional taxes, interest, and penalties for future periods could be material as well. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examinations for all open years to determine the necessity and adequacy of any tax reserves. Given the uncertainty of the possible outcome, the Company has not recorded reserves for the exposure related to the dispute with the Tax Collector on San Francisco’s Gross Receipts Tax.

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
Revenue
Revenue by geography is based on the billing addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue
United States	$4,472,473	$3,138,859	$2,120,088
International	241,027	159,318	94,165
Total net revenue	$4,713,500	$3,298,177	$2,214,253

No individual country from the international markets contributed in excess of 10% of total revenue for the years ended December 31, 2019, 2018, and 2017.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2019	2018
Long-lived assets
United States	$586,702	$471,970
International	11,064	9,239
Total long-lived assets	$597,766	$481,209

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental Cash Flow Data:
Cash paid for interest	$5,677	$4,125	$1,374
Cash paid for income taxes	2,744	1,622	1,254
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	40,555	—	—
Change in purchases of property and equipment in accounts payable and accrued expenses	(419)	15,067	143
Unpaid business combination purchase price	8,411	3,995	2,115
Non-cash proceeds from sale of asset group	100,000	—	—
Fair value of common stock issued related to business combination	—	(140,107)	—
Recovery of common stock in connection with indemnification settlement agreement	789	2,745	—
Fair value of common stock issued to settle the conversion of senior notes, due 2022	—	(571,408)	—
Fair value of shares received to settle senior note hedges, due 2022	—	544,276	—

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions "Board of Directors and Corporate Governance" and "Executive Officers" in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "—Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the captions "Board of Directors and Corporate Governance—Director Compensation," "Executive Compensation," and "Board of Directors and Corporate Governance—Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions "Certain Relationships, Related Party and Other Transactions" and "Board of Directors and Corporate Governance—Director Independence" in the Proxy Statement and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of April 26, 2018, by and among the Registrant, Weebly, Inc., Forest Merger Sub, Inc., Forest Merger LLC and Shareholder Representative Services.	8-K	001-37622	2.1	April 26, 2018
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37622	3.1	November 24, 2015
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	November 3, 2017
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of September 9, 2014.	S-1	333-207411	4.2	October 14, 2015
4.3	Indenture, dated March 6, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 6, 2017
4.4	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.3).	8-K	001-37622	4.2	March 6, 2017
4.5	Indenture, dated May 25, 2018, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	May 25, 2018
4.6	Form of 0.50% Convertible Senior Note due 2023 (included in Exhibit 4.5).	8-K	001-37622	4.2	May 25, 2018
4.7	Description of Class A Common Stock
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2+	Square, Inc. 2015 Equity Incentive Plan, as amended and restated, and related form agreements.	10-Q	001-37622	10.1	August 2, 2017
10.3+	Square, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.	10-Q	001-37622	10.1	August 1, 2019
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6+	Square, Inc. Outside Director Compensation Policy, as amended and restated.	10-K	001-37622	10.6	February 27, 2019
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015

10.8+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.	8-K	001-37622	10.1	January 31, 2020
10.9+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.10+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.11+	Offer Letter between the Registrant and Jacqueline D. Reses, dated as of October 2, 2015.	10-Q	001-37622	10.6	May 4, 2017
10.12+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018.	8-K	001-37622	10.1	January 4, 2019
10.13	Office Lease by and between the Registrant and Hudson 1455 Market, LLC, dated as of October 17, 2012, as amended on March 22, 2013, January 22, 2014, June 6, 2014, February 1, 2015, April 27, 2015, June 18, 2015, October 5, 2016, and October 6, 2016.	10-Q	001-37622	10.7	May 4, 2017
10.14	Ninth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of December 19, 2017.	10-K	001-37622	10.15	February 27, 2018
10.15	Tenth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of May 17, 2018.	10-Q	001-37622	10.5	August 1, 2018
10.16	Eleventh Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of June 25, 2018.	10-Q	001-37622	10.6	August 1, 2018
10.17	Revolving Credit Agreement dated as of November 2, 2015 among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	S-1/A	333-207411	10.14	November 6, 2015
10.18	Commitment Letter dated October 30, 2015 by Goldman Sachs Lending Partners LLC.	S-1/A	333-207411	10.14A	November 16, 2015
10.19	First Amendment to Credit Agreement, dated as of February 27, 2017, among the Registrant, the Lenders Party Thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-37622	10.1	February 27, 2017
10.20	Second Amendment to Credit Agreement, dated as of May 21, 2018, among the Registrant, the Lenders Party Thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent.	8-K	001-37622	10.1	May 21, 2018
10.21#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	S-1	333-207411	10.15	October 14, 2015
10.22#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	S-1	333-207411	10.16	October 14, 2015
10.23#	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.	S-1	333-207411	10.17	October 14, 2015
10.24	Amendment 1 to ASIC Development and Supply Agreement, dated as of January 15, 2019.	10-K	001-37622	10.23	February 27, 2019
10.25	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 6, 2017
10.26	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 6, 2017
10.27	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.28	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
21.1	List of subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 26, 2020
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 26, 2020
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2020
Ajmere Dale
/s/ Roelof Botha	Director	February 26, 2020
Roelof Botha
/s/ Amy Brooks	Director	February 26, 2020
Amy Brooks
/s/ Paul Deighton	Director	February 26, 2020
Paul Deighton
/s/ Randy Garutti	Director	February 26, 2020
Randy Garutti
/s/ Jim McKelvey	Director	February 26, 2020
Jim McKelvey
/s/ Mary Meeker	Director	February 26, 2020
Mary Meeker
/s/ Anna Patterson	Director	February 26, 2020
Anna Patterson
/s/ Naveen Rao	Director	February 26, 2020
Naveen Rao
/s/ Lawrence Summers	Director	February 26, 2020
Lawrence Summers
/s/ David Viniar	Director	February 26, 2020
David Viniar