Form 10-Q
period 2020-03-31
Square, Inc.
filed 2020-05-06
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, the number of shares of the registrant’s Class A common stock outstanding was 362,988,307 and the number of shares of the registrant’s Class B common stock outstanding was 76,362,944.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the recent COVID-19 coronavirus pandemic and related public health measures on our business, customers, and employees, our expectations regarding transaction and loan losses, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Seller ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)  (In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,962,316	$1,047,118
Investments in short-term debt securities	521,840	492,456
Settlements receivable	521,629	588,692
Customer funds	944,811	676,292
Loans held for sale	160,709	164,834
Other current assets	278,670	250,409
Total current assets	4,389,975	3,219,801
Property and equipment, net	150,659	149,194
Goodwill	288,533	266,345
Acquired intangible assets, net	81,936	69,079
Investments in long-term debt securities	529,460	537,303
Operating lease right-of-use assets	413,458	113,148
Other non-current assets	149,852	196,388
Total assets	$6,003,873	$4,551,258
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$1,485,439	$1,273,135
Settlements payable	89,150	95,834
Accrued expenses and other current liabilities	392,734	297,841
Operating lease liabilities, current	37,335	27,275
Total current liabilities	2,004,658	1,694,085
Long-term debt	1,760,847	938,832
Operating lease liabilities, non-current	349,562	108,830
Other non-current liabilities	80,861	94,461
Total liabilities	4,195,928	2,836,208
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at March 31, 2020 and December 31, 2019. None issued and outstanding at March 31, 2020 and December 31, 2019.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at March 31, 2020 and December 31, 2019; 359,142,301 and 352,386,562 issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 79,621,335 and 80,410,158 issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	—	—
Additional paid-in capital	2,427,596	2,223,749
Accumulated other comprehensive income (loss)	(3,432)	1,629
Accumulated deficit	(616,219)	(510,328)
Total stockholders’ equity	1,807,945	1,715,050
Total liabilities and stockholders’ equity	$6,003,873	$4,551,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Transaction-based revenue	$758,101	$656,762
Subscription and services-based revenue	296,235	218,857
Hardware revenue	20,675	18,212
Bitcoin revenue	306,098	65,528
Total net revenue	1,381,109	959,359
Cost of revenue:
Transaction-based costs	465,779	409,069
Subscription and services-based costs	40,711	60,523
Hardware costs	34,372	26,941
Bitcoin costs	299,426	64,696
Amortization of acquired technology	2,320	1,376
Total cost of revenue	842,608	562,605
Gross profit	538,501	396,754
Operating expenses:
Product development	194,986	154,350
Sales and marketing	194,535	133,713
General and administrative	129,495	101,598
Transaction and loan losses	108,883	27,841
Amortization of acquired customer assets	890	1,294
Total operating expenses	628,789	418,796
Operating loss	(90,288)	(22,042)
Interest expense, net	9,206	4,681
Other expense, net	5,862	11,299
Loss before income tax	(105,356)	(38,022)
Provision for income taxes	535	129
Net loss	$(105,891)	$(38,151)
Net loss per share:
Basic	$(0.24)	$(0.09)
Diluted	$(0.24)	$(0.09)
Weighted-average shares used to compute net loss per share
Basic	434,940	419,289
Diluted	434,940	419,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(105,891)	$(38,151)
Net foreign currency translation adjustments	(8,388)	266
Net unrealized gain on revaluation of intercompany loans	—	75
Net unrealized gain on marketable debt securities	3,327	2,288
Total comprehensive loss	$(110,952)	$(35,522)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(105,891)	$(38,151)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,061	18,971
Non-cash interest and other	12,411	8,224
Loss on extinguishment of long-term debt	990	—
Share-based compensation	77,303	61,088
Loss on revaluation of equity investment	—	14,087
Non-cash lease expense	15,125	6,690
Recovery of common stock in connection with indemnification settlement agreement	—	(789)
Transaction and loan losses	108,883	27,841
Change in deferred income taxes	(984)	(754)
Changes in operating assets and liabilities:
Settlements receivable	60,248	(1,027,472)
Customer funds	(210,201)	(109,439)
Purchase of loans held for sale	(573,502)	(507,755)
Sales and principal payments of loans held for sale	555,584	467,518
Customers payable	212,929	912,749
Settlements payable	(6,684)	211,984
Charge-offs to accrued transaction losses	(17,413)	(17,443)
Other assets and liabilities	(27,563)	5,095
Net cash provided by operating activities	121,296	32,444
Cash flows from investing activities:
Purchase of marketable debt securities	(363,874)	(193,673)
Proceeds from maturities of marketable debt securities	98,146	111,505
Proceeds from sale of marketable debt securities	247,027	44,810
Purchase of marketable debt securities from customer funds	(144,494)	(34,613)
Proceeds from maturities of marketable debt securities from customer funds	65,000	33,000
Proceeds from sale of marketable debt securities from customer funds	22,457	—
Purchase of property and equipment	(26,137)	(18,168)
Payments for other investments	—	(2,000)
Business combinations, net of cash acquired	(12,742)	(11,248)
Net cash used in investing activities	(114,617)	(70,387)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	986,241	—
Purchase of convertible senior note hedges	(149,200)	—
Proceeds from issuance of warrants	99,500	—
Payments for tax withholding related to vesting of restricted stock units	(48,772)	(50,801)
Proceeds from the exercise of stock options, net	31,406	25,328
Other financing activities	(1,055)	(1,379)
Net cash provided by (used in) financing activities	918,120	(26,852)
Effect of foreign exchange rate on cash and cash equivalents	(13,588)	1,277
Net increase (decrease) in cash, cash equivalents, and restricted cash	911,211	(63,518)
Cash, cash equivalents, and restricted cash, beginning of period	1,098,706	632,847
Cash, cash equivalents, and restricted cash, end of period	$2,009,917	$569,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$1,715,050
Net loss	—	—	—	—	(105,891)	(105,891)
Shares issued in connection with employee stock plans	5,222,525	—	31,406	—	—	31,406
Issuance of common stock in connection with business combination	357,017	—	14,999	—	—	14,999
Change in other comprehensive loss	—	—	—	(5,061)	—	(5,061)
Share-based compensation	—	—	79,562	—	—	79,562
Tax withholding related to vesting of restricted stock units	(722,606)	—	(48,772)	—	—	(48,772)
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	152,258	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	(149,200)	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	99,500	—	—	99,500
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	1,109,980	—	24,094	—	—	24,094
Balance at March 31, 2020	438,763,636	$—	$2,427,596	$(3,432)	$(616,219)	$1,807,945

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net loss	—	—	—	—	(38,151)	(38,151)
Shares issued in connection with employee stock plans	5,582,633	—	25,364	—	—	25,364
Change in other comprehensive loss	—	—	—	2,629	—	2,629
Share-based compensation	—	—	62,835	—	—	62,835
Tax withholding related to vesting of restricted stock units	(741,324)	—	(50,801)	—	—	(50,801)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	43	—	1	—	—	1
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(250,614)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	(14,798)		(789)	—	—	(789)
Balance at March 31, 2019	421,623,946	$—	$2,048,938	$(3,424)	$(923,925)	$1,121,589

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2019 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. Generally, the Company's estimates and assumptions consider current and past experience, to the extent that historical experience is predictive of future performance.

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, credit loss allowances from marketable debt securities, contingencies, valuation of the debt component of convertible senior notes, valuation of loans held for sale, goodwill, acquired intangible assets, income and other taxes, operating and financing lease right-of-use assets and related liabilities, assessing the likelihood of adverse outcomes from claims and disputes, and share-based compensation.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The Company operates in geographic locations that have been impacted by COVID-19 and that are subject to various mandated public health ordinances, which have negatively impacted the business operations of the Company and its customers. As a consequence of the pandemic and related public health orders, the Company’s customers are now exposed to a variety of uncertainties that could negatively impact their ability to repay outstanding amounts, or even continue in business. As of the date of issuance of the financial statements, the Company has revised or updated the carrying values of its assets or liabilities based on estimates, judgments and circumstances we are aware of, particularly, the expected impact of COVID-19. Due to the impact of the COVID-19 outbreak, the Company’s estimates of accrued transaction losses and valuation of loans held for sale were subject to greater uncertainty. The Company's estimates were based on historical experience, adjusted for market data relevant to the current economic environment. Additionally, the Company incorporated market data for similar historical periods of recessionary economic conditions and uncertainty in developing such estimates and assumptions. The Company evaluates these estimates and assumptions on an ongoing basis and will make adjustments as appropriate. In the three months ended March 31, 2020, the provision for transaction losses increased to $79.3 million, compared to $19.8 million for the three months ended March 31, 2019 — See Note 10, Other Consolidated Balance Sheet Components (Current), for further details on transaction losses. In the three months ended March 31, 2020, the charge for the excess of amortized costs over the fair value of loans increased to $22.0 million, compared to $6.7 million for the three months ended March 31, 2019 — See Note 5, Fair Value of Financial Instruments, for further details on amortized cost over fair value of the loans. These estimates may change, as new events develop and additional information is obtained. Actual results could differ from these estimates, and such differences may be material to the Company's financial statements.

The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including, but not limited to, the duration and spread of the outbreak, duration of local, state and federal issued public health orders, impact on our customers and our sales cycles, impact on our employees, and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted.

Concentration of Credit Risk

For the three months ended March 31, 2020 and March 31, 2019, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 45% and 28% of settlements receivable as of March 31, 2020. As of December 31, 2019, the Company had three parties that represented approximately 48%, 29%, and 9% of settlements receivable. All other third-party processors were insignificant.

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

Recent Accounting Pronouncements  Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement and recognition of expected credit losses for financial assets held. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively. The Company has concluded that the adoption of the guidance did not have a material impact on the balances reported in its consolidated financial statements and has included disclosures under the guidance.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. This standard should be adopted when the Company performs its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. The Company adopted this guidance effective January 1, 2020 and will apply the guidance during its annual goodwill impairment test for the year ending December 31, 2020. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which will remove, modify, and add disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively, and included additional disclosures required by the new guidance relating to significant unobservable inputs used to develop Level 3 fair value measurements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments clarify the scope of the credit losses standard and hedge accounting among other things. The Company adopted ASC 326 on January 1, 2020 for credit losses. With respect to hedge accounting, the amendments address partial-term fair value hedges and fair value hedge basis adjustments, among other things. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted as long an entity has also adopted the amendments in ASU 2016-13. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures. For entities which have already adopted ASU 2017-12, they are permitted to elect either retrospectively or prospectively adopt the amendments. The Company had previously adopted ASU 2017-12 on January 1, 2019 and therefore is eligible to and has prospectively adopted the amendments.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other things, the new guidance simplifies intraperiod tax allocation and reduces the complexity in accounting for income taxes with year-to-date losses in interim periods. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance effective January 1, 2020 and has applied the guidance prospectively. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue from Contracts with Customers:
Transaction-based revenue	$758,101	$656,762
Subscription and services-based revenue	255,883	190,307
Hardware revenue	20,675	18,212
Bitcoin revenue	306,098	65,528
Revenue from other sources:
Subscription and services-based revenue	$40,352	$28,550

The deferred revenue balances were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred revenue, beginning of the period	$44,331	$36,451
Deferred revenue, end of the period	47,046	42,160
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$15,570	$12,306

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of March 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$173,424	$912	$(208)	$174,128
Corporate bonds	75,440	50	(627)	74,863
Commercial paper	2,996	—	—	2,996
Municipal securities	8,837	44	(5)	8,876
U.S. government securities	238,012	1,722	(114)	239,620
Foreign securities	21,308	52	(3)	21,357
Total	$520,017	$2,780	$(957)	$521,840

Long-term debt securities:
U.S. agency securities	$166,075	$704	$(466)	$166,313
Corporate bonds	141,920	216	(2,161)	139,975
Municipal securities	8,464	32	(40)	8,456
U.S. government securities	177,308	2,648	(587)	179,369
Foreign securities	35,031	334	(18)	35,347
Total	$528,798	$3,934	$(3,272)	$529,460

The Company's short-term and long-term investments as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$131,124	$409	$(11)	$131,522
Corporate bonds	67,169	580	(28)	67,721
Municipal securities	6,667	109	—	6,776
U.S. government securities	264,069	1,083	(17)	265,135
Foreign securities	21,270	48	(16)	21,302
Total	$490,299	$2,229	$(72)	$492,456

Long-term debt securities:
U.S. agency securities	$63,645	$612	$(189)	$64,068
Corporate bonds	141,307	1,832	(61)	143,078
Municipal securities	9,594	151	(39)	9,706
U.S. government securities	294,682	1,287	(190)	295,779
Foreign securities	24,625	86	(39)	24,672
Total	$533,853	$3,968	$(518)	$537,303

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	March 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$26,172	$(208)	$—	$—	$26,172	$(208)
Corporate bonds	61,012	(627)	—	—	61,012	(627)
Municipal securities	5,342	(5)	—	—	5,342	(5)
U.S. government securities	24,028	(114)	—	—	24,028	(114)
Foreign securities	4,209	(3)	—	—	4,209	(3)
Total	$120,763	$(957)	$—	$—	$120,763	$(957)

Long-term debt securities:
U.S. agency securities	$23,037	$(466)	$—	$—	$23,037	$(466)
Corporate bonds	106,455	(2,161)	—	—	106,455	(2,161)
Municipal securities	489	(40)	—	—	489	(40)
U.S. government securities	9,061	(587)	—	—	9,061	(587)
Foreign securities	2,003	(18)	—	—	2,003	(18)
Total	$141,045	$(3,272)	$—	$—	$141,045	$(3,272)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$23,896	$(9)	$4,996	$(2)	$28,892	$(11)
Corporate bonds	5,507	(27)	2,502	(1)	8,009	(28)
U.S. government securities	21,481	(8)	14,984	(9)	36,465	(17)
Foreign securities	13,499	(16)	—	—	13,499	(16)
Total	$64,383	$(60)	$22,482	$(12)	$86,865	$(72)

Long-term debt securities:
U.S. agency securities	$16,740	$(189)	$—	$—	$16,740	$(189)
Corporate bonds	16,708	(61)	—	—	16,708	(61)
Municipal securities	1,005	(39)	—	—	1,005	(39)
U.S. government securities	42,210	(162)	—	(28)	42,210	(190)
Foreign securities	16,383	(39)	—	—	16,383	(39)
Total	$93,046	$(490)	$—	$(28)	$93,046	$(518)

The unrealized losses above were as a consequence of interest rate changes. The U.S. government and U.S. agency securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. The corporate bonds are issued by highly rated entities. The non-US government securities are issued by highly rated international entities. The Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of their amortized cost bases, which may be at maturity. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method, and records such gains and losses as a component of other expense, net.

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$520,017	$521,840
Due in one to five years	528,798	529,460
Total	$1,048,815	$1,051,300

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2020	December 31, 2019
Cash	$132,908	$422,459
Cash Equivalents:
Money market funds	505,553	233
U.S. agency securities	9,999	8,585
U.S. government securities	—	6,984
Short-term debt securities:
U.S. agency securities	118,835	—
U.S. government securities	177,516	238,031
Total	$944,811	$676,292

The Company's investments within customer funds as of March 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$118,750	$100	$(15)	$118,835
U.S. government securities	176,750	821	(55)	177,516
Total	$295,500	$921	$(70)	$296,351

The Company's investments within customer funds as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. government securities	$237,909	$144	$(22)	$238,031
Total	$237,909	$144	$(22)	$238,031

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	March 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$39,934	$(15)	$—	$—	$39,934	$(15)
U.S. government securities	3,999	(55)	—	—	3,999	(55)
Total	$43,933	$(70)	$—	$—	$43,933	$(70)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$56,984	$(22)	$—	$—	$56,984	$(22)
Total	$56,984	$(22)	$—	$—	$56,984	$(22)

The unrealized losses above were caused by interest rate changes. The U.S. government securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. The Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of their amortized cost bases, which may be at maturity. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method, and records such gains and losses as a component of other expense, net.

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's investments within customer funds as of March 31, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$295,500	$296,351
Due in one to five years	—	—
Total	$295,500	$296,351

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$696,587	$—	$—	$213,576	$—	$—
U.S. agency securities	—	14,999	—	—	19,976	—
Commercial paper	—	12,999	—	—	—	—
Time deposits	100,296	—	—	—	—	—
U.S. government securities	5,637	—	—	46,914	—	—
Foreign securities	—	5,000	—	—	—	—
Customer funds:
Money market funds	505,553	—	—	233	—	—
U.S. agency securities	—	128,834	—	—	8,585	—
U.S. government securities	177,516	—	—	245,015	—	—
Short-term debt securities:
U.S. agency securities	—	174,128	—	—	131,522	—
Corporate bonds	—	74,863	—	—	67,721	—
Commercial paper	—	2,996	—	—	—	—
Municipal securities	—	8,876	—	—	6,776	—
U.S. government securities	239,620	—	—	265,135	—	—
Foreign securities	—	21,357	—	—	21,302	—
Long-term debt securities:
U.S. agency securities	—	166,313	—	—	64,068	—
Corporate bonds	—	139,975	—	—	143,078	—
Municipal securities	—	8,456	—	—	9,706	—
U.S. government securities	179,369	—	—	295,779	—	—
Foreign securities	—	35,347	—	—	24,672	—
Total	$1,904,578	$794,143	$—	$1,066,652	$497,406	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2025 Notes	$835,130	$866,330	$—	$—
2023 Notes	756,298	890,143	748,564	962,516
2022 Notes	169,419	427,335	190,268	578,817
Total	$1,760,847	$2,183,808	$938,832	$1,541,333

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$160,709	$165,572	$164,834	$173,360
Total	$160,709	$165,572	$164,834	$173,360

For the three months ended March 31, 2020 and 2019, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $22.0 million and $6.7 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding as of March 31, 2020, the Company considered other relevant market data in developing such estimates and assumptions, including the impact of the COVID-19 outbreak, as well as the conditions and uncertainty experienced during similar historical periods of recessionary economic conditions.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2020 and 2019, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	March 31, 2020	December 31, 2019
Leasehold improvements	$116,407	$111,942
Computer equipment	111,010	106,469
Capitalized software	89,218	81,984
Office furniture and equipment	27,846	27,328
Total	344,481	327,723
Less: Accumulated depreciation and amortization	(193,822)	(178,529)
Property and equipment, net	$150,659	$149,194

Depreciation and amortization expense on property and equipment was $15.9 million and $15.5 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 - ACQUISITIONS

In the quarter ended March 31, 2020, the Company acquired 100% of the outstanding shares of a technology company for $36.6 million comprised of $21.6 million in cash and $15.0 million in common stock. Of the total purchase consideration, $22.2 million was allocated to goodwill which was primarily attributable to the value of expected synergies created by incorporating the acquired technology into the Company's technology platform and the value of the assembled workforce, while $17.0 million was allocated to intangible assets. None of the goodwill generated from the acquisition or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 8 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2019	$266,345
Acquisitions	22,188
Balance at March 31, 2020	$288,533

The Company performs an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. As a result of the COVID-19 pandemic, the Company performed a goodwill impairment assessment as of March 31, 2020 and concluded that no impairment charges were required. The Company recorded no impairment charges for the periods presented.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2020
	Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$70,081	$(34,193)	$35,888
Customer assets	12 years	44,000	(7,824)	36,176
Trade name	4 years	12,128	(5,248)	6,880
Other		5,299	(2,307)	2,992
Total		$131,508	$(49,572)	$81,936

	Balance at December 31, 2019
	Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$53,900	$(31,873)	$22,027
Customer assets	12 years	44,000	(6,934)	37,066
Trade name	4 years	11,300	(4,473)	6,827
Other		5,299	(2,140)	3,159
Total		$114,499	$(45,420)	$69,079

All intangible assets are amortized over their estimated useful lives. As a result of the COVID-19 pandemic, the Company performed an impairment assessment of its intangible assets as of March 31, 2020, and concluded that no impairment charges were required.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Acquired intangible assets, net, beginning of the period	$69,079	$77,102
Acquisitions	17,009	6,082
Amortization expense	(4,152)	(3,487)
Acquired intangible assets, net, end of the period	$81,936	$79,697

The estimated future amortization expense of intangible assets in future periods as of March 31, 2020 is as follows (in thousands):

Remainder of 2020	$11,994
2021	15,479
2022	13,405
2023	12,153
2024	9,176
Thereafter	19,729
Total	$81,936

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	March 31, 2020	December 31, 2019
Inventory, net	$54,719	$47,683
Restricted cash	34,315	38,873
Processing costs receivable	84,045	67,281
Prepaid expenses	31,433	22,758
Accounts receivable, net	31,515	33,863
Other	42,643	39,951
Total	$278,670	$250,409

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	March 31, 2020	December 31, 2019
Accrued expenses	$126,911	$128,387
Accrued transaction losses (i)	96,661	34,771
Accounts payable	29,831	42,116
Deferred revenue, current	40,392	38,104
Square Payroll payable (ii)	29,618	27,969
Other	69,321	26,494
Total	$392,734	$297,841

(i) The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. In estimating the accrued transaction losses as of March 31, 2020, the Company has revised its estimates to reflect expected increased chargebacks from non-delivery of goods and services as well as increased failure rates of its sellers due to the COVID-19 outbreak. Additionally, the Company has also incorporated market related data to credit losses for similar historical periods of recessionary economic conditions and uncertainty in developing such estimates and assumptions. Given that substantially all the chargebacks are reported within a short time period after the transaction is processed, a reversion method was not considered to be necessary.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2020	2019
Accrued transaction losses, beginning of the period	$34,771	$33,682
Provision for transaction losses	79,303	19,808
Charge-offs to accrued transaction losses	(17,413)	(17,443)
Accrued transaction losses, end of the period	$96,661	$36,047

(ii) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2020	December 31, 2019
Investment in non-marketable equity securities	$110,000	$110,000
Non-current lease prepayments (i)	—	45,738
Restricted cash	13,286	12,715
Other	26,566	27,935
Total	$149,852	$196,388

(i) The non-current lease prepayments as of December 31, 2019, have been reclassified to the operating lease right-of-use assets upon lease commencement during the quarter ended March 31, 2020.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2020	December 31, 2019
Statutory liabilities (i)	$56,371	$54,762
Deferred revenue, non-current	6,654	6,227
Other	17,836	33,472
Total	$80,861	$94,461

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 12 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which provided for a $375.0 million revolving credit facility maturing in November 2020 (the "2015 Credit Facility"). In May 2020, the Company entered into a new revolving credit agreement with certain lenders, which extinguished the 2015 Credit Facility and provides a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

Loans under the 2015 Credit Facility bear interest at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and an adjusted LIBOR rate for a one-month interest period, in each case plus a margin ranging from 0.00% to 1.00%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.00% to 2.00%. This margin is determined based on the Company’s total net leverage ratio, as defined in the agreement, for the preceding four fiscal quarters. The Company is obligated to pay other customary fees for a credit facility of this size and type including an annual administrative agent fee of $0.1 million and an unused commitment fee of 0.15%. To date no funds have been drawn under the 2015 Credit Facility. The Company incurred $0.1 million in unused commitment fees for both the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, the Company was in compliance with all financial covenants associated with the 2015 Credit Facility.

Loans under the 2020 Credit Facility bear interest at the Company's option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on the Company’s total net leverage ratio, as defined in the agreement. The Company is obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%.

Convertible Senior Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes (2025 Notes). The 2025 Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2025 Notes) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Notes for redemption, such 2025 Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2025 Notes were not met during the three months ended March 31, 2020. The Company may redeem for cash all or any part of the 2025 notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $154.6 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2025 Notes at an effective interest rate of 3.81% over the contractual terms of the 2025 Notes.

Debt issuance costs related to the 2025 Notes were comprised of discounts and commissions payable to the initial purchasers of $14.3 million and third party offering costs of $0.9 million. The Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $12.8 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

As of March 31, 2020, the if-converted value of the 2025 Notes did not exceed the outstanding principal amount.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, following specified corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert their notes in connection with such an event. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company's current policy is to settle conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances required to allow the holders to convert their 2023 Notes were not met during the three months ended March 31, 2020.

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

Debt issuance costs related to the 2023 Notes were comprised of discounts and commissions payable to the initial purchasers of $6.0 million and third party offering costs of $0.8 million. The Company allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the liability component were $5.6 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

As of March 31, 2020, the if-converted value of the 2023 Notes did not exceed the outstanding principal amount.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through March 31, 2020. As of March 31, 2020, certain holders of the 2022 Notes have converted an aggregate principal amount of $253.7 million of their Notes, of which $25.5 million was converted during the quarter ended March 31, 2020. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 8.4 million shares of the Company's Class A common stock. The conversions during the quarter ended March 31, 2020 were settled entirely in shares of the Company's Class A common stock. The Company currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

Debt issuance costs related to the 2022 Notes were comprised of discounts and commissions payable to the initial purchasers of $11.0 million and third party offering costs of $0.8 million. The Company allocated the total amount incurred to the liability and equity components of the 2022 Notes based on their relative values. Issuance costs attributable to the liability component were $9.4 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The debt component associated with the 2022 Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment of $6.0 million, of which $1.0 million was recorded during the three months ended March 31, 2020, as the difference between the estimated fair value and the carrying value of such 2022 Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes.

As of March 31, 2020, the if-converted value of the 2022 Notes exceeded the outstanding principal amount by $238.9 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
March 31, 2020
2025 Notes	$1,000,000	$(151,680)	$(13,190)	$835,130
2023 Notes	862,500	(103,016)	(3,186)	756,298
2022 Notes	186,251	(15,149)	(1,683)	169,419
Total	$2,048,751	$(269,845)	$(18,059)	$1,760,847

December 31, 2019
2023 Notes	$862,500	$(110,518)	$(3,418)	$748,564
2022 Notes	211,726	(19,312)	(2,146)	190,268
Total	$1,074,226	$(129,830)	$(5,564)	$938,832

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
March 31, 2020
2025 Notes	$154,600	$(2,342)	$152,258
2023 Notes	155,250	(1,231)	154,019
2022 Notes	36,490	(974)	35,516
Total	$346,340	$(4,547)	$341,793

December 31, 2019
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	$196,731	$(2,339)	$194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,373	$1,277
Amortization of debt discount and issuance costs	12,528	9,608
Total	$13,901	$10,885

The effective interest rate of the liability component is 3.81%, 4.69%, and 5.34% for the 2025 Notes, 2023 Notes, and 2022 Notes, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2025 Notes, the Company entered into convertible note hedge transactions (2025 convertible note hedges) with certain financial institution counterparties (2020 Counterparties) whereby the Company has the option to purchase a total of approximately 8.26 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 convertible note hedge transactions was $149.2 million. In addition, the Company sold warrants (2025 warrants) to the 2020 Counterparties whereby the 2020 Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 warrants. Taken together, the purchase of the 2025 convertible note hedges and sale of the 2025 warrants are intended to reduce dilution from the conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 convertible note hedges and 2025 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2025 convertible note hedge and 2025 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and the Company received 7.2 million shares of the Company's Class A common stock from the 2017 Counterparties as of March 31, 2020.

NOTE 13 - INCOME TAXES
The Company recorded an income tax expense of $0.5 million for the three months ended March 31, 2020 compared to an income tax expense of $0.1 million for the three months ended March 31, 2019. The income tax expense recorded for the three months ended March 31, 2020 is primarily due to income taxes from profitable foreign jurisdictions.

The Company’s effective tax rate is (0.5)% for the three months ended March 31, 2020 compared to an effective tax rate of (0.3)% for the three months ended March 31, 2019. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2020 and March 31, 2019 primarily relates to changes in the valuation allowance for tax losses in the U.S. and certain foreign jurisdictions for which no benefit can be taken.

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

As of March 31, 2020, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The tax provision for the three months ended March 31, 2020 and March 31, 2019, is calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

The Company also considered recent tax law changes in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security (CARES) Act that was enacted in the U.S. on March 27, 2020. The tax benefits and other changes provided under the CARES Act do not materially impact the Company’s income tax provision, and does not change the Company’s evaluation of the need for a valuation allowance against deferred tax assets in the U.S. or expectations on the permanent reinvestment of undistributed earnings for certain foreign subsidiaries.

NOTE 14 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of March 31, 2020, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of March 31, 2020, there were 359,142,301 shares of Class A common stock and 79,621,335 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

Warrants

In conjunction with the 2025 Notes offering, the Company sold the 2025 warrants whereby the 2020 Counterparties have the option to purchase a total of approximately 8.26 million shares of the Company’s Class A common stock at a price of $161.34 per share. None of the 2025 warrants were exercised as of March 31, 2020 and expire on June 1, 2025.

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the 2018 Counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. None of the 2023 warrants were exercised as of March 31, 2020 and expire on August 15, 2023.

In conjunction with the 2022 Notes offering, the Company sold the 2022 warrants whereby the 2017 Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the 2022 warrants were exercised as of March 31, 2020 and expire on June 1, 2022.

Conversion of 2022 Notes

In connection with the conversion of certain of the 2022 Notes, the Company issued 1.1 million shares of Class A common stock in the three months ended March 31, 2020.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then assigns the responsibilities to the Compensation Committee. As of March 31, 2020, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 17,632,872, and 105,944,646 shares were available for future issuance. As of March 31, 2020, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 15,171,723.

A summary of stock option activity for the three months ended March 31, 2020 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	23,619,804	$12.66	4.89	$1,191,746
Exercised	(3,396,568)	9.09
Forfeited	(20,135)	71.99
Balance at March 31, 2020	20,203,101	$10.25	4.88	$811,454

Options exercisable as of March 31, 2020	18,862,499	$10.25	4.40	$799,553

Restricted Stock Activity
Activity related to RSAs and RSUs during the three months ended March 31, 2020 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	13,917,461	$49.90
Granted	863,415	69.78
Vested	(1,829,201)	35.56
Forfeited	(350,181)	46.05
Unvested as of March 31, 2020	12,601,494	$53.43

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

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$76	$21
Product development	57,400	42,649
Sales and marketing	6,407	6,202
General and administrative	13,420	12,216
Total	$77,303	$61,088

The Company recorded $4.7 million and $4.3 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2020 and 2019, respectively, which are included in the table above.

The Company capitalized $2.3 million and $1.7 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was $657.3 million of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.7 years.

NOTE 15 - NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(105,891)	$(38,151)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	434,940	419,289
Net loss per share:
Basic	$(0.24)	$(0.09)
Diluted	$(0.24)	$(0.09)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and restricted stock units	35,033	47,833
Common stock warrants	32,613	30,252
Convertible senior notes	22,478	20,305
Unvested shares	740	571
Employee stock purchase plan	269	212
Total anti-dilutive securities	91,133	99,173

NOTE 16 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 17, Commitments and Contingencies. The lease commencement date is expected to be in July 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. The Company has not yet recognized a right-of-use asset and lease obligation under this agreement as of March 31, 2020.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco, and offices in Oakland and New York. The Company's leases have remaining lease terms of 1 to 12 years, some of which include options to extend for 5 year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. The Company elected to apply the short-term lease measurement and recognition exemption to its leases where applicable. Generally, operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments, generally for the base non-cancellable lease term on the lease commencement date of each lease. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. The Company's lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. The Company records the amortization of the right-of-use asset and the accretion of lease liability as a component of rent expense in the consolidated statement of operations.

In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to extend the lease term for two 5 year terms. The lease commencement date was January 15, 2020. In July 2019, the Company entered into a lease arrangement for 226,158 square feet of office space in St Louis, Missouri, with an affiliate of one of the Company’s co-founders, Mr. Jim McKelvey, who is also a Company stockholder and a member of its board of directors, for a term of 15.5 years with options to extend the lease term for two 5 year terms. The Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. The lease commencement date is expected to be in July 2020 with total future minimum lease payments over the term of approximately $42.7 million.

Additionally, the Company has finance leases for data center equipment, with remaining lease terms of approximately 0.8 years.

The components of lease expense for the periods presented are follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed operating lease costs	$15,125	$6,690
Variable operating lease costs	5,724	637
Short term lease costs	1,856	441
Sublease income	(1,437)	—
Finance lease costs
Amortization of finance right-of-use assets	1,054	1,293
Interest on finance lease liabilities	—	—
Total lease costs	$22,322	$9,061

Other information related to leases was as follows:

March 31, 2020
Weighted Average Remaining Lease Term:
Operating leases	8.8 years
Finance leases	0.5 years
Weighted Average Discount Rate:
Operating leases	4%
Finance leases	—%

Cash flows related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Payments for operating lease liabilities	$(9,570)	$(9,293)
Cash flows from financing activities:
Principal payments on finance lease obligation	$(1,054)	$(1,284)
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$255,553	$19,918

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum finance lease payments as of March 31, 2020 are as follows (in thousands):

	Finance	Operating
Year:
Remainder of 2020	$1,391	$39,616
2021	—	67,683
2022	—	70,409
2023	—	65,056
2024	—	45,520
Thereafter	—	269,229
Total	$1,391	$557,513
Less: amount representing interest	—	78,640
Less: leases executed but not yet commenced	—	82,692
Less: lease incentives	—	9,284
Total	$1,391	$386,897

The current portion of the finance lease liability is included within other current liabilities while the non-current portion is included within other non-current liabilities on the condensed consolidated balance sheets. The associated finance lease assets are included in property and equipment, net on the condensed consolidated balance sheets.

Litigation
The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, and investigations.

The Treasurer & Tax Collector of the City and County of San Francisco (Tax Collector) has issued decisions for fiscal years 2014, 2015, 2016, and 2017 that the Tax Collector believes the Company’s primary business activity is financial services rather than information, and accordingly, the Company would be liable for the Gross Receipts Tax and Payroll Expense Tax under the rules for financial services business activities. The Company is required to pay tax assessments prior to contesting any such assessments. This requirement is commonly referred to as “pay-to-play.” In connection with the tax audits, the Company paid an additional $1.3 million for fiscal years 2014 and 2015 in the first quarter of 2018, and an additional $8.4 million for fiscal years 2016 and 2017 in the fourth quarter of 2019, as assessed by the Tax Collector, even though the Company strongly disagrees with the Tax Collector’s assessment of the Company’s primary business activity. On September 6, 2019, the Company filed a lawsuit against the Tax Collector and the City and County of San Francisco in the San Francisco County Superior Court for a refund of the $1.3 million paid for the fiscal years of 2014 and 2015. On November 14, 2019, the Company also filed a petition for redetermination with the Tax Collector for fiscal years 2016 and 2017. The Company has been in discussions with the City and County of San Francisco to resolve the matter and on May 4, 2020, entered into a settlement agreement that is subject to approval by the Mayor, Controller, and the Board of Supervisors of the City and County of San Francisco. Should the agreement not be approved or should the Company not prevail in its legal challenge against the application of San Francisco’s Gross Receipts Tax to its business, the Company estimates that it could incur additional losses associated with taxes, interest, and penalties in the range of approximately $0 to $66 million in the aggregate for the fiscal years 2016, 2017, 2018, 2019, and for the three months ended on March 31, 2020, over and above the taxes the Company has already paid under the information classification. Additional taxes, interest, and penalties for future periods could be material as well. The Company regularly assesses the likelihood of adverse outcomes resulting from tax disputes such as this and examinations for all open years to determine the necessity and adequacy of any tax reserves. The eventual outcome could differ materially from the estimates we have made in the financial statements.

From time to time, the Company is also subject to various legal matters and disputes arising in the ordinary course of business. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on its results of operations, financial position, or liquidity. The Company cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to the Company's operating results for any particular period.

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

The Company anticipates changing its operating and reportable segments from one segment to two segments in subsequent quarters of 2020. These two segments will represent the Seller and Cash App businesses and will reflect the way the Company anticipates evaluating its business performance and managing its operations.
Revenue
Revenue by geography is based on the billing addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
United States	$1,313,586	$914,656
International	67,523	44,703
Total net revenue	$1,381,109	$959,359

No individual country from the international markets contributed in excess of 10% of total revenue for the three months ended March 31, 2020 and March 31, 2019.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2020	December 31, 2019
Long-lived assets
United States	$918,351	$586,702
International	16,235	11,064
Total long-lived assets	$934,586	$597,766

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Analysis of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,962,316	$521,676
Short-term restricted cash	34,315	33,220
Long-term restricted cash	13,286	14,433
Cash, cash equivalents, and restricted cash	$2,009,917	$569,329

	Three Months Ended March 31,
	2020	2019
Supplemental Cash Flow Data:
Cash paid for interest	$397	$538
Cash paid for income taxes	2,599	1,342
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	255,553	19,918
Change in purchases of property and equipment in accounts payable and accrued expenses	10,354	13,114
Unpaid business combination purchase price	7,338	6,447
Fair value of common stock issued related to business combination	(14,999)	—
Recovery of common stock in connection with indemnification settlement agreement	—	789
Fair value of common stock issued to settle the conversion of senior notes, due 2022	(77,614)	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the information set forth within the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual report on Form 10-K. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, our plans, estimates, beliefs and expectations that involve risks and uncertainties, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

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

Our seller ecosystem is a cohesive commerce ecosystem that helps sellers start, run and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offering, a seller can accept payments in person via magnetic stripe (a swipe), EMV (Europay, MasterCard, and Visa) (a dip), or NFC (Near Field Communication) (a tap); or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Square Card, a business prepaid card, enables sellers to spend the balance they have stored with Square. Sellers can also deposit funds into their Square stored balance so they can manage all of their business expenses in one place. Sellers also gain access to business loans through Square Capital based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale. We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom.

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

On March 5, 2020, we issued $1.0 billion in aggregate principal amount of convertible senior notes (2025 Notes) that mature on March 1, 2025, unless earlier converted or repurchased pursuant to their terms, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. We intend to use the net proceeds for general corporate purposes, which may include capital expenditures, investments, working capital, and potential acquisitions and strategic transactions. From time to time, we evaluate potential strategic transactions and acquisitions of businesses, technologies, products or talent.

Impact of COVID-19 on Current Trends and Outlook

In March 2020, the World Health Organization declared the COVID-19 outbreak (COVID-19) a global pandemic. We operate in geographic locations that have been impacted by COVID-19, and the pandemic has impacted and could further impact our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. Conditions may worsen further as governments and businesses continue to take actions to respond to the risks of the COVID-19 pandemic. While the COVID-19 pandemic continues to cause uncertainty in the global economy and restrictive measures by governments and businesses remain in place, we expect our business and results of operations to be materially and adversely affected.

Beginning in the middle of March, the outbreak of COVID-19 led to adverse impacts on the U.S. and global economies, bringing uncertainty to our operations and customer demand. Various local governments in New York, California and other states issued orders requiring the closure of non-essential businesses and to curtail all unnecessary travel, and requiring individuals to comply with various shelter-in-place and social distancing orders. Certain of our customers in those areas recorded a significant decline in sales and thus, we experienced a slowdown in revenues during the month of March 2020, which has continued into the second quarter of 2020.

Our customers are exposed to and face a variety of uncertainties that have and could continue to negatively impact their continued use of our products and services, their ability to repay outstanding amounts, or even their ability to continue in business. As a result, we expect to experience reduced revenues in the future and we may incur increased charges related to transaction and loan losses if these conditions continue into future periods. We have revised our estimates and assumptions to reflect such increases in transaction and loan losses in our financial statements. We also expect reduced operating cash inflows from our business operations.

Additionally, we have evaluated the potential impact of the COVID-19 outbreak on our financial statements, including, but not limited to, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, property and equipment, valuation of loans held for sale, as well as determination of accrued transaction losses. We have concluded that our goodwill and other long lived assets are not impaired. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates may change, as new events develop and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

We also have taken steps to assist our customers that we believe will be in the best interests of our sellers in the long term, including refunding software subscription fees to sellers during the months of March and April 2020. Additionally, we have introduced options for sellers to temporarily suspend subscriptions based on their circumstances. Square Capital has also been approved as a lender under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) that was enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The PPP is intended to provide funding for eligible businesses that includes certain of our sellers to help them retain their employees.

To address the potential impact to our business, over the near-term, we are reevaluating the pace of our investment plans, including, but not limited to, our hiring, real estate and facilities, and marketing and travel spending. We also continue to actively monitor the situation and may take further actions that alter our operations and business practices as may be required by federal, state or local authorities or that we determine are in the best interests of our partners, customers, suppliers, vendors, employees and shareholders. While the disruption is currently expected to be temporary, the extent to which the COVID-19 outbreak will further impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including the duration and ultimate scope of the pandemic, advances in testing, treatment and prevention, as well as actions taken by governments and businesses.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Transaction-based revenue	$758,101	$656,762	$101,339	15%
Subscription and services-based revenue	296,235	218,857	77,378	35%
Hardware revenue	20,675	18,212	2,463	14%
Bitcoin revenue	306,098	65,528	240,570	367%
Total net revenue	$1,381,109	$959,359	$421,750	44%
Total net revenue for the three months ended March 31, 2020 increased by $421.8 million or 44%, compared to the three months ended March 31, 2019.
Transaction-based revenue for the three months ended March 31, 2020 increased by $101.3 million or 15%, compared to the three months ended March 31, 2019. This increase was attributable to the growth in Gross Payment Volume (GPV) processed which increased by 14% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. In January and February, we benefited from the growth in payment volume processed by existing sellers, in addition to meaningful contributions from new sellers. In the latter half of March 2020, due to the impact of the COVID-19 outbreak and subsequent shelter in place orders, we experienced a significant slowdown in GPV processed and the associated transaction-based revenue. In January and February of 2020, GPV generated by our Seller business increased by 29% compared to the same period in the prior year, which included a benefit from the impact of the leap year. In the latter half of March 2020, GPV generated by our Seller business decreased by 35% from the same period in the prior year due to the effects of COVID-19.
Subscription and services-based revenue for the three months ended March 31, 2020 increased by $77.4 million or 35%, compared to the three months ended March 31, 2019. On October 31, 2019, we completed the sale of the Caviar business, and, accordingly, Caviar no longer contributes to subscription and services-based revenue. Excluding Caviar, growth was driven primarily by Cash App, Square Capital, and Instant Transfers for sellers. Cash App subscription and services-based revenue is primarily comprised of transaction fees from Cash App Instant Deposit and Cash Card, with a small portion generated from interest earned on customer funds. Additionally, in March, 2020 in an effort to support our customers we refunded software subscription fees we had charged the customers.

Hardware revenue for the three months ended March 31, 2020 increased by $2.5 million or 14%, compared to the three months ended March 31, 2019. The increase primarily reflects growth in shipments of Square Terminal in the US and subsequent launches in certain international markets in the second half of 2019. In the last two weeks of March, 2020, hardware unit sales decelerated as a result of the COVID-19 outbreak.
Bitcoin revenue for the three months ended March 31, 2020 increased by $240.6 million or 367%, compared to the three months ended March 31, 2019. The increase was due to growth in the number of active bitcoin customers, as well as growth in customer demand. The amount of bitcoin revenue recognized will fluctuate depending on the volatility of bitcoin prices in the market and customer demand.
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Transaction-based costs	$465,779	$409,069	$56,710	14%
Subscription and services-based costs	40,711	60,523	(19,812)	(33)%
Hardware costs	34,372	26,941	7,431	28%
Bitcoin costs	299,426	64,696	234,730	363%
Amortization of acquired technology	2,320	1,376	944	69%
Total cost of revenue	$842,608	$562,605	$280,003	50%

Total cost of revenue for the three months ended March 31, 2020 increased by $280.0 million or 50%, compared to the three months ended March 31, 2019.

Transaction-based costs for the three months ended March 31, 2020 increased by $56.7 million or 14%, compared to the three months ended March 31, 2019. This increase was primarily attributable to the growth in GPV processed of 14% for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Subscription and services-based costs for the three months ended March 31, 2020 decreased by $19.8 million or 33%, compared to the three months ended March 31, 2019. The decrease was primarily a result of the sale of the Caviar business on October 31, 2019. Caviar contributed approximately 58% of total subscription and services-based costs in the three months ended March 31, 2019. Excluding Caviar, the increase in subscription and services-based costs was driven mainly by growth in costs associated with Cash Card and Instant Deposit.

Hardware costs for the three months ended March 31, 2020 increased by $7.4 million or 28%, compared to the three months ended March 31, 2019. The change in hardware costs reflects the growth in our sales of Square Terminal as described above. The increase was also due to costs incurred with hardware promotions in certain international markets, as well as a larger proportion of hardware sales recognized through retail channels, which have lower margins.

Bitcoin costs for the three months ended March 31, 2020 increased by $234.7 million or 363%, compared to the three months ended March 31, 2019. Bitcoin costs of revenue comprises amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Product development	$194,986	$154,350	$40,636	26%
% of total net revenue	14%	16%
Sales and marketing	$194,535	$133,713	$60,822	45%
% of total net revenue	14%	14%
General and administrative	$129,495	$101,598	$27,897	27%
% of total net revenue	9%	11%
Transaction and loan losses	$108,883	$27,841	$81,042	291%
% of total net revenue	8%	3%
Amortization of acquired customer assets	$890	$1,294	$(404)	(31)%
% of total net revenue	—%	—%
Total operating expenses	$628,789	$418,796	$209,993	50%

Product development expenses for the three months ended March 31, 2020 increased by $40.6 million or 26%, compared to the three months ended March 31, 2019, due primarily to the following:

•an increase of $33.2 million in personnel costs for the three months ended March 31, 2020, related to our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $14.8 million for the three months ended March 31, 2020; and

•an increase of $4.0 million in software and data center operating costs as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three months ended March 31, 2020 increased by $60.8 million or 45%, compared to the three months ended March 31, 2019, primarily due to the following:
•an increase of $48.6 million in Cash App marketing costs for the three months ended March 31, 2020, associated with increased volume of activity with our Cash App peer-to-peer service and related transactions losses, Cash Card issuance costs in line with an increase in customers, and advertising. We offer the Cash Card and certain peer-to-peer services to our Cash App customers for free, and we consider these to be marketing tools to encourage the usage of Cash App;
•an increase of $2.6 million in advertising costs for our Seller ecosystem services for the three months ended March 31, 2020, primarily from increased online and mobile marketing campaigns for the Seller ecosystem.
General and administrative expenses for the three months ended March 31, 2020 increased by $27.9 million or 27%, compared to the three months ended March 31, 2019, primarily due to the following:

•an increase of $7.5 million in general and administrative personnel costs for the three months ended March 31, 2020, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $1.2 million for the three months ended March 31, 2020; and

•the remaining increase is primarily due to facilities expansion, software and subscription costs, local business-related taxes, third-party legal and other professional fees and other administrative expenses.

Transaction and losses for the three months ended March 31, 2020 increased by $81.0 million or 291%, compared to the three months ended March 31, 2019, primarily due to the following:

•transaction losses increased by $65.3 million for the three months ended March 31, 2020, primarily due to incremental provisions for our Seller transaction business due to impact of the COVID-19 outbreak, in addition to growth in our Seller business and Cash App platform; and

•an increase of $15.7 million in loan losses for the three months ended March 31, 2020, as a result of the incremental losses associated with the COVID-19 outbreak, and the growth and aging of our Square Capital loan portfolio.

Interest Expense, Net, and Other Expense, Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Interest expense, net	$9,206	$4,681	$4,525	97%
Other expense, net	$5,862	$11,299	$(5,437)	(48)%

Interest expense, net, for the three months ended March 31, 2020 increased by $4.5 million compared to the three months ended March 31, 2019. The increase was primarily due to higher interest expense related to our convertible notes as a result of the issuance of the 2025 Notes in March 2020, in addition to a decrease in interest income earned on our investments in marketable debt securities due to lower interest rates prevailing in the market.

Other expense, net, for the three months ended March 31, 2020 decreased by $5.4 million, compared to the three months ended March 31, 2019. The decrease was primarily a result of the sale of our equity investment in Eventbrite, Inc. in December 2019, and as a result we did not recognize any impact from the mark to market revaluation of this investment in the three months ended March 31, 2020. This activity was offset in part by foreign exchange losses incurred in the three months ended March 31, 2020.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands, except GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$25,743	$22,587
Adjusted EBITDA	$9,331	$61,697
Adjusted Net Income (Loss) Per Share:
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.11

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to peer-to-peer payments sent from a credit card and business accounts.

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

•We exclude the gain or loss on the disposal of property and equipment, gain or loss on revaluation of equity investment, gain or loss on debt extinguishment related to the conversion of senior notes and impairment of intangible assets, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(105,891)	$(38,151)
Share-based compensation expense	77,303	61,088
Depreciation and amortization	20,061	18,971
Interest expense, net	9,206	4,681
Other expense, net	5,862	11,299
Provision for income taxes	535	129
Loss on disposal of property and equipment	218	19
Acquisition related and other costs	1,524	782
Acquired deferred revenue adjustment	657	3,456
Acquired deferred costs adjustment	(144)	(577)
Adjusted EBITDA	$9,331	$61,697

The following table presents a reconciliation of net loss to Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net loss	$(105,891)	$(38,151)
Share-based compensation expense	77,303	61,088
Amortization of intangible assets	4,152	3,487
Amortization of debt discount and issuance costs	12,528	9,608
Loss on revaluation of equity investment	—	14,087
Loss on extinguishment of long-term debt	990	—
Loss on disposal of property and equipment	218	19
Acquisition related and other costs	1,524	782
Acquired deferred revenue adjustment	657	3,456
Acquired deferred costs adjustment	(144)	(577)
Adjusted Net Income (Loss) - basic	$(8,663)	$53,799
Cash interest expense on convertible senior notes	$—	$1,277
Adjusted Net Income (Loss) - diluted	$(8,663)	$55,076

Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	434,940	419,289
Diluted	434,940	487,056

Adjusted Net Income (Loss) Per Share:
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.11

To calculate the diluted Adjusted EPS, we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

The uncertainty caused by the COVID-19 outbreak continues both in the United States and globally, with the duration and severity of the pandemic and the overall impact on consumer demand still unknown. We are unable to forecast the full impact on our business; however, this represents a known area of uncertainty and we now expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material and adverse impact on our business, results of operations, financial condition and cash flows. To address the potential impact to our business, over the near-term, we are reevaluating the pace of our investment plans, including, but not limited to, our hiring, real estate and facilities, and marketing campaigns. Additionally, we have suspended and/ or limited expenses on company events, travel, and certain other discretionary expenses.

As of March 31, 2020, we had approximately $3.4 billion in available funds, including amounts available under our revolving credit facility, as described in Note 12, Indebtedness, of Notes to the Condensed Consolidated Financial Statements. Although we have no current plans to access capital or credit markets for funding, we are aware that the impacts of the COVID-19 outbreak have reduced the availability and attractiveness of external funding sources, and we expect that until financial market conditions stabilize, accessing financing could be challenging or at elevated costs. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations.

Liquidity Sources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$1,962,316	$1,047,118
Short-term restricted cash	34,315	38,873
Long-term restricted cash	13,286	12,715
Cash, cash equivalents, and restricted cash	$2,009,917	$1,098,706
Investments in short-term debt securities	521,840	492,456
Investments in long-term debt securities	529,460	537,303
Cash, cash equivalents, restricted cash, and investments in marketable debt securities	$3,061,217	$2,128,465

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of March 31, 2020, we had $3.1 billion of cash and cash equivalents, restricted cash, and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available for sale.

As of March 31, 2020, we held $2.0 billion in aggregate principal amount of convertible senior notes, comprised of $186.3 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 (2022 Notes), $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 (2023 Notes), and $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 (2025 Notes). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met. We currently expect to settle future conversions of the notes entirely in shares of the our Class A common stock and will reevaluate this policy from time to time as conversion notices are received from holders of the notes.

In addition, we had a $375.0 million revolving secured credit facility, maturing in November 2020 (the "2015 Credit Facility"). No funds had been drawn under the credit facility. In May 2020, we entered into a new revolving credit agreement with certain lenders, which extinguished the 2015 Credit Facility and provides a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. Loans under the 2020 Credit Facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on our total net leverage ratio, as defined in the agreement. We are obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

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

Short-term restricted cash of $34.3 million as of March 31, 2020 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $13.3 million as of March 31, 2020 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

Cash Flow Activities
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$121,296	$32,444
Net cash used in investing activities	(114,617)	(70,387)
Net cash provided by (used in) financing activities	918,120	(26,852)
Effect of foreign exchange rate on cash and cash equivalents	(13,588)	1,277
Net increase (decrease) in cash, cash equivalents, and restricted cash	$911,211	$(63,518)

Cash Flows from Operating Activities

Cash provided by operating activities consisted of our net loss adjusted for certain non-cash items, including loss on revaluation of equity investment, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, deferred income taxes, non-cash lease expense, as well as the effect of changes in operating assets and liabilities, including working capital.

For the three months ended March 31, 2020, cash provided by operating activities was $121.3 million, primarily due to a net loss of $105.9 million, adjusted for the add back of non-cash expenses of $233.8 million, consisting primarily of transaction and loan losses, share-based compensation, depreciation and amortization, and non-cash interest and other expenses. Whereas the increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic, the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities.

For the three months ended March 31, 2019, cash provided by operating activities was $32.4 million, primarily due to a net loss of $38.2 million, adjusted for the add back of non-cash expenses of $135.4 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses largely driven by growth and expansion of our business activities. The cash generated from operating activities was negatively affected by a net outflow from changes in other assets and liabilities of $64.8 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, and business acquisitions.
For the three months ended March 31, 2020, cash used in investing activities was $114.6 million, primarily due to the net investments of marketable securities including investments from customer funds of $75.7 million. Additional uses of cash were as a result of the purchase of property and equipment of $26.1 million and business acquisitions, net of cash acquired of $12.7 million.
For the three months ended March 31, 2019, cash used in investing activities was $70.4 million, primarily due to the net investments of marketable securities including investments from customer funds of $39.0 million, the purchase of property and equipment of $18.2 million, and business acquisitions, net of cash acquired of $11.2 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2020, cash provided by financing activities was $918.1 million primarily as a result of $936.5 million in net proceeds from the 2025 Notes offering, and proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $31.4 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $48.8 million.
For the three months ended March 31, 2019, cash used in financing activities was $26.9 million primarily as a result of payments for employee tax withholding related to vesting of restricted stock units of $50.8 million, offset by proceeds from issuances of common stock from the exercise of options of $25.3 million.
Contractual Obligations and Commitments
On March 5, 2020, we issued $1.0 billion in aggregate principal amount of 2025 Notes that mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% or $0.6 million payable semi-annually on March 1 and September 1 of each year. See Note 12, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
With the exception of the issuance of 2025 Notes, there were no material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Other Estimates

As disclosed in Note 17 of the Notes to the Condensed Consolidated Financial Statements, we have potential exposure related to a tax dispute with the Treasurer & Tax Collector of the City and County of San Francisco. Depending on the final outcome of the tax dispute, we estimate that we could incur additional losses associated with taxes, interest, and penalties that range from approximately $0 to $66 million in the aggregate for the fiscal years 2016, 2017, 2018, 2019 and the three months ended March 31, 2020. Additional taxes, interest, and penalties for future periods could be material as well. Estimating the amount of losses that we should record in our financial statements for the potential exposure requires us to make assumptions and apply considerable judgment. The eventual outcome could differ materially from the estimates we have made in the financial statements.
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

We believe accounting policies and the assumptions and estimates associated with transaction and loan losses, especially due to uncertainties associated with the COVID-19 outbreak, and revenue recognition have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies have not materially changed during the three months ended March 31, 2020.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of March 31, 2020, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 under the heading “Risk Factors.”

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and may continue to have, a material and adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. Small businesses, which constitute a large part of our sellers, have been impacted particularly hard. The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The outbreak has adversely impacted, and is likely to further adversely impact, our operations and the operations of our customers and business partners. The spread of COVID-19 has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, suspending external guests from visiting our offices, and canceling, postponing, or holding meetings and events virtually. There is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the coronavirus outbreak impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and any recession or economic downturn that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the known risks described throughout this Risk Factors section.

Our participation in government relief programs set up in response to the COVID-19 pandemic, such as facilitating loans to businesses under the Paycheck Protection Program or stimulus payments to individuals through Cash App, may subject us to new and uncertain risks.

Federal, state, local, and foreign governmental authorities have enacted, and may enact in the future, legislation, regulations, and programs in response to the COVID-19 pandemic intended to provide economic relief to businesses and individuals. Our participation in, or facilitation of, such programs may expose us to new and uncertain risks.

Square Capital is an approved lender under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The program is intended to provide funding for businesses so they can retain employees and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Under the program, Square Capital, through a bank partner, provides small businesses two-year loans at a fixed interest rate of one percent for up to 2.5 times the borrower’s monthly payroll expenses. The loan is forgiven under the program if the loan proceeds are used for specified expenses, including payroll and benefit costs, rent payments, utilities, and mortgage and certain interest expenses; provided that at least 75% of the loan proceeds are utilized for qualifying payroll costs and the borrower maintains or rehires employees during the specified periods. Square Capital intends to retain some of these PPP loans in its portfolio, but also to sell 100% participations in PPP loans to institutional third-party investors.

As a participant in the Paycheck Protection Program, Square Capital is exposed to new and uncertain risks since the requirements and processes are still being developed and have not yet been tested, which exposes us to risks related to verification, forgiveness, and servicing of such loans. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation and review and underwriting processes will be subject to scrutiny, and we could be subject to litigation arising as a result of our participation in this lending or we could incur losses if we fail to comply with the SBA requirements. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on Square Capital’s business and results of operations.

Separately, Cash App has been facilitating the payment of stimulus funds, called economic impact payments, to individuals under the CARES Act by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. The federal stimulus program was set up quickly and under difficult and unprecedented circumstances, which may cause the program to be susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of access to stimulus funds may expose us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss.

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

As our revenue has increased, our growth rate has slowed at times in the past and may slow or decline in the future. Future revenue growth depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers, as well as our ability to attract and retain Cash App customers.

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer, both in the seller ecosystem and the Cash App ecosystem. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. The recent COVID-19 pandemic has resulted in significant declines in payment processing activity as certain businesses have been required to close or curtail operations, and accordingly, such reductions have caused declines in our revenue growth rate. In addition, we refunded and waived software subscription fees for existing customers during the months of March and April of this year, which lowered our revenue for those months. We also have introduced options for sellers to pause subscriptions temporarily based on their circumstances. Even if we reinstate these subscription fees, there can be no assurances that they will generate revenue at prior levels, as some customers may have closed or curtailed operations or may no longer choose to pay such subscription fees.

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

While we generated net income of $375.4 million for the year ended December 31, 2019, we generated net losses of $38.5 million and $62.8 million for the years ended December 31, 2018 and 2017, respectively. During the three months ended March 31, 2020 and March 31, 2019, we generated net losses of $105.9 million and $38.2 million, respectively. As of March 31, 2020, we had an accumulated deficit of $616.2 million.

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

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for payments and point-of-sale, financial, and marketing services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, and as we and our third party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should such third party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

If our privacy and security measures or those of third party developers and vendors are inadequate or are breached, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds or sensitive information on our systems or our partners’ systems, or if we, our third party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to litigation, regulatory scrutiny, and investigations.

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

Our systems and those of our third-party vendors, including data center facilities, may experience service interruptions, outages, cyber-attacks and security incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions and other financial services, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Significant natural or other disasters, including pandemics, could also have a material and adverse impact on our sellers, which, in the aggregate, could in turn adversely affect our results of operations.

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

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we may bear the loss for the amounts paid to the cardholder. Since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. This has shifted an increased amount of the risk for certain fraudulent transactions from the issuing banks to these sellers, which has resulted in our having to seek an increased level of reimbursement for chargebacks from our sellers that do not deploy EMV-compliant card readers. Not all of the readers we offer to merchants are EMV-compliant. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks. For customer relations purposes we sometimes decline to seek reimbursement for certain chargebacks. The risk of chargebacks is typically greater with those of our sellers that promise future delivery of goods and services, which we allow on our Square platform. Moreover, chargebacks typically rise during economic downturns due to sellers becoming insolvent and bankrupt and therefore unable to fulfill their commitments for goods or services. Consequently, we have seen a recent increase in chargebacks, and we expect chargebacks to continue to rise as a result of the economic downturn caused by the current COVID-19 pandemic. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected.

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

We are required to pay interchange and assessment fees, processing fees, and bank settlement fees to third-party payment processors and financial institutions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In some cases, we have negotiated favorable pricing with acquiring processors and networks that are contingent on certain business commitments and other conditions. If we fail to meet such conditions, the fees we are charged will rise. Moreover, our acquiring processors and payment card networks may refuse to renew our agreements with them on terms that are favorable, commercially reasonable, or at all. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a standard rate for our managed payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our acquiring processors could make our pricing less competitive, lead us to change our pricing model, or adversely affect our margins, all of which could materially harm our business and financial results. Likewise, we have negotiated favorable pricing for the processing fees we pay to the payment card networks for peer-to-peer transactions on our Cash App. As such, an increase in interchange fees or assessments could raise our costs for such transactions, which could materially harm our business and financial results.

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

To provide our managed payments solution and other products and services (including those for Cash App and Square Capital), we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors for each of the United States, Canada, and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards issued under our own brands.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. Small businesses have been disproportionately affected by the COVID-19 pandemic and the related measures taken by governments and private industry to protect the public health such as stay-at-home orders. Many businesses are experiencing reduced sales and are processing fewer payments with us, which has had a negative impact on our results of operations. If they cease to operate, they will likely stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Capital program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

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

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business.

We are also monitoring developments related to the decision by the United Kingdom to leave the European Union (EU) on January 31, 2020 and commence a transition period during which the U.K. and EU negotiate their future relationship. Brexit could have significant implications for our business and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations, and licensing requirements for the Company as the U.K. determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") has issued decisions regarding the Company's classification of its business activities. See “Litigation” in Note 17 of the accompanying notes to our condensed consolidated financial statements. If the Company does not resolve this dispute and is otherwise unable to mitigate the impact of this tax, we could be obligated to pay additional taxes, together with any associated penalties and interest. This may adversely affect our cash flows, financial condition, and results of operations. An unfavorable outcome in this tax dispute may also limit our ability to retain and grow our work force in San Francisco. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, and foreign tax audits relating to income, transfer pricing, sales & use, VAT, and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

As of March 31, 2020, we had a valuation allowance for deferred tax assets in the United States, Canada, Ireland and Singapore. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

•increased exposure to public health issues such as the current COVID-19 pandemic, and related industry and governmental actions to address these issues; and

•regional economic and political instability.

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

We may also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, such as COVID-19, component or material shortages, cost increases, acquisitions, insolvency, trade restrictions, changes in legal or regulatory requirements, or other similar problems. In particular, the current COVID-19 pandemic has caused disruptions in our supply chain. If the COVID-19 pandemic continues and results in an extended period of travel, commercial, and other similar restrictions, disruptions in our supply chain may continue and cause shortages of our hardware products, which would negatively affect our ability to serve and acquire sellers and could materially and adversely impact our financial results. Moreover, our hardware product development has been negatively affected by the COVID-19 pandemic, as our work with manufacturers in China to develop new products and prototypes has been interrupted by factory shutdowns.

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

Square Capital is subject to additional risks relating to the availability of capital, seller payments, availability and structure of its bank partnership, expansion of its products, regulatory obligations, and general macroeconomic conditions.

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

The business loans are generally unsecured obligations of our Square sellers who utilize Square Capital, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our Square sellers could cause some Square sellers who utilize Square Capital to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where Square Capital's recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third party investors depend on the collectability of the business loans, if there is an increase in Square sellers who utilize Square Capital who are unable to make repayment of business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, we expect that the impact of COVID-19 on loan performance will increase risk loss for our owned loan portfolio.

In addition, adverse changes in macroeconomic conditions, including as a result of the COVID-19 pandemic, has led to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strained our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. We have implemented certain additional risk mitigation efforts in order to limit exposure by adjusting eligibility criteria and increasing loan requirements and credit standards. However, if we fail to correctly predict the likelihood of timely repayment of the business loans or correctly price the business loans to sellers utilizing Square Capital, our business may be materially and adversely affected.

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

We intend to continue to explore other products, models, and structures for Square Capital, including forming a Utah industrial bank and other forms of credit and loan products. On March 17, 2020, the Board of Directors of the FDIC approved an application for Federal deposit insurance for Square Financial Services, Inc., an industrial bank that Square Capital is in the process of establishing but is not yet operational. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. The licenses required in connection with our lending program and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. In addition, while there can be no assurances that the industrial bank will become operational, the FDIC’s approval is contingent on Square entering into agreements that require it to provide financial support to the industrial bank and impose certain other obligations on Square once the industrial bank is operational. Jack Dorsey, who is considered Square’s controlling shareholder in this context, also agreed to cause Square to perform under these agreements. Should we fail to expand and evolve Square Capital in a successful manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, self-regulatory organizations, and numerous state and local agencies. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes more stringent data privacy and data protection requirements than prior EU data protection law and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we in certain cases utilize model contracts approved by the EU Commission. These model contracts have been legally challenged, and it is possible that they will be voided or modified, which could materially impact our ability to transfer personal data from the EU to other jurisdictions. In the United Kingdom, although a Data Protection Act substantially implements the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. The U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K. and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. In particular, with laws and regulations such as the GDPR in the EU and the CCPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving regulatory requirements, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third party vendor or developer partnerships, and materially and adversely affect our business.

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

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s obligations. However, appropriately addressing these issues is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Cash App Investing also relies on the services of various third parties, including DriveWealth, to manage and execute customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or Cash App Investing.

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

As of March 31, 2020, we had 728 issued patents in force in the United States and abroad and 550 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, and our existing credit facility contains, and any future debt financing may contain, covenants that impact the operation of our business and pursuit of business opportunities.

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, and finance lease arrangements. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit facilities for other reasons. We may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on dividends and stock repurchases. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our other outstanding indebtedness, including our 2022 Notes, 2023 Notes, and 2025 Notes (collectively, the Notes) and any future financing agreements that we may enter into to become immediately due and payable.

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

As of March 31, 2020, we had $186.3 million outstanding aggregate principal amount of 2022 Notes, and $862.5 million aggregate principal amount of 2023 Notes, and $1.0 billion outstanding aggregate principal amount of 2025 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, February 15, 2023, in the case of the 2023 Notes, and December 1, 2024, in the case of the 2025 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes for the relevant period in the calendar quarter ending March 31, 2020, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2020. Whether the Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes of a series elect to convert such Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Notes and 2023 Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions of Notes of any series solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes.

In addition, holders of each series of Notes also have the right to require us to repurchase all or a portion of their Notes of such series upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes of any series have not previously been converted or repurchased, we will be required to repay such Notes in cash at maturity.

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

In connection with the issuance of the 2022 Notes, the 2023 Notes, and the 2025 Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the "option counterparties." The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our Class A common stock market price and in the volatility of the market price of our Class A common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 68.9% of the voting power of our combined outstanding capital stock as of March 31, 2020. Our executive officers and directors and their affiliates held approximately 69.4% of the voting power of our combined outstanding capital stock as of March 31, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

•general economic, regulatory, and market conditions, in particular conditions that adversely affect our sellers’ business and the amount of transactions they are processing;

•public health crises and related measures to protect the public health, such as the COVID-19 pandemic;

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

In connection with the issuance of the 2022 Notes, the 2023 Notes, and the 2025 Notes, we entered into convertible note hedge transactions with the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we issued a total of 191,041 shares of our Class A common stock in connection with the acquisition of a technology company, pursuant to exemptions from registration provided by Section 4(a)(2).

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 to January 31	11,378(i)	$62.56	—	—
February 1 to February 29	13,379(i)	$74.69
March 1 to March 31	—	—	—	—
Total	24,757	$69.12	—	—
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated March 5, 2020, by and between Square, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 5, 2020
4.2	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.1).	8-K	001-37622	4.2	March 5, 2020
10.1+	Form of Change of Control and Severance Agreement between the Company and certain of its executive officers and senior management.	8-K	001-37622	10.1	January 31, 2020
10.2	Third Amendment to Credit Agreement, dated as of March 2, 2020, among Square, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-37622	10.1	March 2, 2020
10.3	Purchase Agreement, dated March 2, 2020, by and between Square, Inc. and Goldman Sachs & Co. LLC.	8-K	001-37622	10.1	March 5, 2020
10.4	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 5, 2020
10.5	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 5, 2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

+ Indicates management contract or compensatory plan.
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

SQUARE, INC.

Date:	May 6, 2020	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)