Form 10-Q
period 2020-06-30
Square, Inc.
filed 2020-08-05
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, the number of shares of the registrant’s Class A common stock outstanding was 371,293,974 and the number of shares of the registrant’s Class B common stock outstanding was 72,237,774.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic and related public health measures on our business, customers, and employees, our expectations regarding transaction and loan losses, the potential exposure as a non-bank participant in the Paycheck Protection Program ("PPP") and its effect on our liquidity and financial results and the ability of our customers to comply with requirements and otherwise perform with respect to loans obtained under such program, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Seller ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)  (In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,972,762	$1,047,118
Investments in short-term debt securities	714,348	492,456
Settlements receivable	879,464	588,692
Customer funds	1,733,107	676,292
Loans held for sale	567,499	164,834
Other current assets	319,890	250,409
Total current assets	6,187,070	3,219,801
Property and equipment, net	167,062	149,194
Goodwill	295,759	266,345
Acquired intangible assets, net	99,802	69,079
Investments in long-term debt securities	446,685	537,303
Operating lease right-of-use assets	449,445	113,148
Other non-current assets	166,449	196,388
Total assets	$7,812,272	$4,551,258
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$2,568,418	$1,273,135
Settlements payable	179,131	95,834
Accrued expenses and other current liabilities	393,576	297,841
Operating lease liabilities, current	43,627	27,275
PPP Liquidity Facility advances	447,764	—
Total current liabilities	3,632,516	1,694,085
Long-term debt	1,778,428	938,832
Operating lease liabilities, non-current	384,801	108,830
Other non-current liabilities	90,220	94,461
Total liabilities	5,885,965	2,836,208
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at June 30, 2020 and December 31, 2019. None issued and outstanding at June 30, 2020 and December 31, 2019.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at June 30, 2020 and December 31, 2019; 370,102,185 and 352,386,562 issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 72,287,165 and 80,410,158 issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	—	—
Additional paid-in capital	2,549,638	2,223,749
Accumulated other comprehensive income	4,366	1,629
Accumulated deficit	(627,697)	(510,328)
Total stockholders’ equity	1,926,307	1,715,050
Total liabilities and stockholders’ equity	$7,812,272	$4,551,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Transaction-based revenue	$682,572	$775,510	$1,440,673	$1,432,272
Subscription and services-based revenue	346,275	251,383	642,510	470,240
Hardware revenue	19,322	22,260	39,997	40,472
Bitcoin revenue	875,456	125,085	1,181,554	190,613
Total net revenue	1,923,625	1,174,238	3,304,734	2,133,597
Cost of revenue:
Transaction-based costs	388,106	490,349	853,885	899,418
Subscription and services-based costs	50,169	60,119	90,880	120,642
Hardware costs	28,315	33,268	62,687	60,209
Bitcoin costs	858,041	122,938	1,157,467	187,634
Amortization of acquired technology	2,231	1,719	4,551	3,095
Total cost of revenue	1,326,862	708,393	2,169,470	1,270,998
Gross profit	596,763	465,845	1,135,264	862,599
Operating expenses:
Product development	206,825	174,201	401,811	328,551
Sales and marketing	238,096	156,421	432,631	290,134
General and administrative	136,386	100,508	265,881	202,106
Transaction and loan losses	37,603	34,264	146,486	62,105
Amortization of acquired customer assets	905	1,294	1,795	2,588
Total operating expenses	619,815	466,688	1,248,604	885,484
Operating loss	(23,052)	(843)	(113,340)	(22,885)
Interest expense, net	14,769	5,143	23,975	9,824
Other expense (income), net	(25,591)	1,230	(19,729)	12,529
Loss before income tax	(12,230)	(7,216)	(117,586)	(45,238)
Income tax benefit	(752)	(476)	(217)	(347)
Net loss	$(11,478)	$(6,740)	$(117,369)	$(44,891)
Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.27)	$(0.11)
Diluted	$(0.03)	$(0.02)	$(0.27)	$(0.11)
Weighted-average shares used to compute net loss per share
Basic	440,117	423,305	437,529	421,297
Diluted	440,117	423,305	437,529	421,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(11,478)	$(6,740)	$(117,369)	$(44,891)
Net foreign currency translation adjustments	6,367	261	(2,021)	527
Net unrealized gain on revaluation of intercompany loans	—	—	—	75
Net unrealized gain on marketable debt securities	1,431	2,237	4,758	4,525
Total comprehensive loss	$(3,680)	$(4,242)	$(114,632)	$(39,764)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(117,369)	$(44,891)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,117	37,754
Non-cash interest and other	32,769	16,013
Loss on extinguishment of long-term debt	990	—
Share-based compensation	173,713	140,554
Loss (gain) on revaluation of equity investment	(20,999)	18,929
Non-cash lease expense	32,343	14,354
Transaction and loan losses	146,486	62,105
Change in deferred income taxes	(1,024)	(2,229)
Changes in operating assets and liabilities:
Settlements receivable	(302,103)	(1,148,376)
Customer funds	(953,387)	(125,042)
Purchase of loans held for sale	(1,466,391)	(1,035,500)
Sales and principal payments of loans held for sale	1,041,208	975,823
Customers payable	1,291,968	1,052,867
Settlements payable	83,297	236,515
Charge-offs to accrued transaction losses	(37,783)	(36,050)
Other assets and liabilities	(96,668)	3,010
Net cash provided by (used in) operating activities	(151,833)	165,836
Cash flows from investing activities:
Purchase of marketable debt securities	(724,862)	(354,908)
Proceeds from maturities of marketable debt securities	267,686	220,229
Proceeds from sale of marketable debt securities	330,626	116,522
Purchase of marketable debt securities from customer funds	(265,287)	(88,064)
Proceeds from maturities of marketable debt securities from customer funds	142,000	63,000
Proceeds from sale of marketable debt securities from customer funds	22,457	—
Purchase of property and equipment	(56,561)	(30,162)
Payments for other investments	—	(2,000)
Business combinations, net of cash acquired	(18,354)	(20,372)
Net cash used in investing activities	(302,295)	(95,755)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	986,241	—
Purchase of convertible senior note hedges	(149,200)	—
Proceeds from issuance of warrants	99,500	—
Proceeds from PPP Liquidity Facility advances	447,764	—
Payments for tax withholding related to vesting of restricted stock units	(93,654)	(106,663)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	78,085	66,921
Other financing activities	(1,924)	(2,663)
Net cash provided by (used in) financing activities	1,366,812	(42,405)
Effect of foreign exchange rate on cash and cash equivalents	(5,182)	2,340
Net increase in cash, cash equivalents, and restricted cash	907,502	30,016
Cash, cash equivalents, and restricted cash, beginning of period	1,098,706	632,847
Cash, cash equivalents, and restricted cash, end of period	$2,006,208	$662,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$1,715,050
Net loss	—	—	—	—	(105,891)	(105,891)
Shares issued in connection with employee stock plans	5,222,525	—	31,406	—	—	31,406
Issuance of common stock in connection with business combination	357,017	—	14,999	—	—	14,999
Change in other comprehensive loss	—	—	—	(5,061)	—	(5,061)
Share-based compensation	—	—	79,562	—	—	79,562
Tax withholding related to vesting of restricted stock units	(722,606)	—	(48,772)	—	—	(48,772)
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	152,258	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	(149,200)	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	99,500	—	—	99,500
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	1,109,980	—	24,094	—	—	24,094
Balance at March 31, 2020	438,763,636	—	2,427,596	(3,432)	(616,219)	1,807,945
Net loss	—	—	—	—	(11,478)	(11,478)
Shares issued in connection with employee stock plans	4,802,969	—	46,679	—	—	46,679
Issuance of common stock in connection with business combination	250,957	—	20,320	—	—	20,320
Change in other comprehensive loss	—	—	—	7,798	—	7,798
Share-based compensation	—	—	99,925	—	—	99,925
Tax withholding related to vesting of restricted stock units	(703,895)	—	(44,882)	—	—	(44,882)
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(724,316)	—	—	—	—	—
Balance at June 30, 2020	442,389,351	$—	$2,549,638	$4,366	$(627,697)	$1,926,307

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net loss	—	—	—	—	(38,151)	(38,151)
Shares issued in connection with employee stock plans	5,582,633	—	25,364	—	—	25,364
Change in other comprehensive loss	—	—	—	2,629	—	2,629
Share-based compensation	—	—	62,835	—	—	62,835
Tax withholding related to vesting of restricted stock units	(741,324)	—	(50,801)	—	—	(50,801)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	43	—	1	—	—	1
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(250,614)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	(14,798)		(789)	—	—	(789)
Balance at March 31, 2019	421,623,946	—	2,048,938	(3,424)	(923,925)	1,121,589
Net loss	—	—	—	—	(6,740)	(6,740)
Shares issued in connection with employee stock plans	5,371,051	—	41,593	—	—	41,593
Change in other comprehensive loss	—	—	—	2,498	—	2,498
Share-based compensation	—	—	81,392	—	—	81,392
Tax withholding related to vesting of restricted stock units	(777,006)	—	(55,862)	—	—	(55,862)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	86	—	2	—	—	2
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(84)	—	—	—	—	—
Balance at June 30, 2019	426,217,993	$—	$2,116,063	$(926)	$(930,665)	$1,184,472

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive loss, and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other future annual or interim period.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, credit loss allowances from marketable debt securities, contingencies, valuation of the debt component of convertible senior notes, valuation of loans held for sale including loans under the Paycheck Protection Program ("PPP"), valuation of goodwill and acquired intangible assets, determination of income and other taxes, operating and financing lease right-of-use assets and related liabilities, assessing the likelihood of adverse outcomes from claims and disputes, and share-based compensation.

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

Due to the impact of the COVID-19 outbreak, the Company’s estimates of accrued transaction losses and valuation of loans held for sale were subject to greater uncertainty. The Company's estimates were based on historical experience, adjusted for market data relevant to the current economic environment. Additionally, the Company incorporated market data for similar historical periods of recessionary economic conditions and uncertainty in developing such estimates and assumptions. See Note 10, Other Consolidated Balance Sheet Components (Current), for further details on transaction losses and Note 5, Fair Value of Financial Instruments, for further details on amortized cost over fair value of the loans. These estimates may change, as new events develop and additional information is obtained. Actual results could differ from these estimates, and such differences may be material to the Company's financial statements.

The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including, but not limited to, the duration, extent of spread and severity of the outbreak, duration and changes to local, state and federal issued public health orders, impact on our customers and our sales cycles, impact on our employees, various government stimulus assistance programs, and impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted.

Concentration of Credit Risk

For the three and six months ended June 30, 2020 and June 30, 2019, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 50% and 35% of settlements receivable as of June 30, 2020. As of December 31, 2019, the Company had three parties that represented approximately 48%, 29%, and 9% of settlements receivable. All other third-party processors were insignificant.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivables, customer funds, and loans held for sale. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans held for sale is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and ongoing performance monitoring of the Company’s loan customers. The risk associated with the PPP loans is considered low due to government guarantees on those loans.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses, which requires the measurement and recognition of expected credit losses for financial assets held. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively. The Company has concluded that the adoption of the guidance did not have a material impact on the balances reported in its consolidated financial statements.

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

In July 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which will remove, modify, and add disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively, and included additional disclosures required by the new guidance relating to significant unobservable inputs used to develop Level 3 fair value measurements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments clarify the scope of the credit losses standard and hedge accounting among other things. The Company adopted ASC 326 on January 1, 2020 for credit losses. With respect to hedge accounting, the amendments address partial-term fair value hedges and fair value hedge basis adjustments, among other things. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted as long an entity has also adopted the amendments in ASU No. 2016-13. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures. For entities which have already adopted ASU No. 2017-12, they are permitted to elect either retrospectively or prospectively adopt the amendments. The Company had previously adopted ASU No. 2017-12 on January 1, 2019 and therefore is eligible to and has prospectively adopted the amendments.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other things, the new guidance simplifies intraperiod tax allocation and reduces the complexity in accounting for income taxes with year-to-date losses in interim periods. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company early adopted this guidance effective January 1, 2020 and has applied the guidance prospectively. The adoption did not have a material impact on the consolidated financial statements and related disclosures.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from Contracts with Customers:
Transaction-based revenue	$682,572	$775,510	$1,440,673	$1,432,272
Subscription and services-based revenue	328,763	216,491	584,646	405,693
Hardware revenue	19,322	22,260	39,997	40,472
Bitcoin revenue	875,456	125,085	1,181,554	190,613
Revenue from other sources:
Subscription and services-based revenue	$17,512	$34,892	$57,864	$64,547

The deferred revenue balances were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred revenue, beginning of the period	$47,046	$42,160	$44,331	$36,451
Deferred revenue, end of the period	51,549	44,812	51,549	44,812
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$16,288	$14,889	$26,483	$21,786

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of June 30, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$206,566	$1,172	$(287)	$207,451
Corporate bonds	80,593	199	(187)	80,605
Commercial paper	8,992	—	—	8,992
Municipal securities	8,933	57	(15)	8,975
U.S. government securities	380,662	1,743	(377)	382,028
Foreign government securities	26,279	42	(24)	26,297
Total	$712,025	$3,213	$(890)	$714,348

Long-term debt securities:
U.S. agency securities	$131,430	$645	$(541)	$131,534
Corporate bonds	143,213	1,232	(310)	144,135
Municipal securities	6,026	84	(66)	6,044
U.S. government securities	127,916	1,670	(791)	128,795
Foreign government securities	35,973	307	(103)	36,177
Total	$444,558	$3,938	$(1,811)	$446,685

The Company's short-term and long-term investments as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$131,124	$409	$(11)	$131,522
Corporate bonds	67,169	580	(28)	67,721
Municipal securities	6,667	109	—	6,776
U.S. government securities	264,069	1,083	(17)	265,135
Foreign government securities	21,270	48	(16)	21,302
Total	$490,299	$2,229	$(72)	$492,456

Long-term debt securities:
U.S. agency securities	$63,645	$612	$(189)	$64,068
Corporate bonds	141,307	1,832	(61)	143,078
Municipal securities	9,594	151	(39)	9,706
U.S. government securities	294,682	1,287	(190)	295,779
Foreign government securities	24,625	86	(39)	24,672
Total	$533,853	$3,968	$(518)	$537,303

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	June 30, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$47,472	$(287)	$—	$—	$47,472	$(287)
Corporate bonds	42,235	(187)	—	—	42,235	(187)
Municipal securities	3,697	(15)	—	—	3,697	(15)
U.S. government securities	127,860	(377)	—	—	127,860	(377)
Foreign government securities	18,467	(24)	—	—	18,467	(24)
Total	$239,731	$(890)	$—	$—	$239,731	$(890)

Long-term debt securities:
U.S. agency securities	$13,382	$(541)	$—	$—	$13,382	$(541)
Corporate bonds	37,869	(310)	—	—	37,869	(310)
Municipal securities	1,764	(66)	—	—	1,764	(66)
U.S. government securities	—	(791)	—	—	—	(791)
Foreign government securities	13,893	(103)	—	—	13,893	(103)
Total	$66,908	$(1,811)	$—	$—	$66,908	$(1,811)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$23,896	$(9)	$4,996	$(2)	$28,892	$(11)
Corporate bonds	5,507	(27)	2,502	(1)	8,009	(28)
U.S. government securities	21,481	(8)	14,984	(9)	36,465	(17)
Foreign government securities	13,499	(16)	—	—	13,499	(16)
Total	$64,383	$(60)	$22,482	$(12)	$86,865	$(72)

Long-term debt securities:
U.S. agency securities	$16,740	$(189)	$—	$—	$16,740	$(189)
Corporate bonds	16,708	(61)	—	—	16,708	(61)
Municipal securities	1,005	(39)	—	—	1,005	(39)
U.S. government securities	42,210	(162)	—	(28)	42,210	(190)
Foreign government securities	16,383	(39)	—	—	16,383	(39)
Total	$93,046	$(490)	$—	$(28)	$93,046	$(518)

The U.S. government and U.S. agency securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. The corporate bonds are issued by highly rated entities. The foreign government securities are issued by highly rated international entities. The Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of their amortized cost bases, which may be at maturity. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method, and records such gains and losses as a component of other expense, net.

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$712,025	$714,348
Due in one to five years	444,558	446,685
Total	$1,156,583	$1,161,033

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2020	December 31, 2019
Cash	$117,658	$422,459
Cash Equivalents:
Money market funds	1,229,498	233
Reverse repurchase agreement (i)	30,006	—
U.S. agency securities	10,997	8,585
U.S. government securities	5,000	6,984
Short-term debt securities:
U.S. agency securities	127,796	—
U.S. government securities	212,152	238,031
Total	$1,733,107	$676,292

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to the short term nature.

The Company's investments within customer funds as of June 30, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$127,727	$71	$(2)	$127,796
U.S. government securities	211,907	354	(109)	212,152
Total	$339,634	$425	$(111)	$339,948

The Company's investments within customer funds as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. government securities	$237,909	$144	$(22)	$238,031
Total	$237,909	$144	$(22)	$238,031

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	June 30, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$19,987	$(2)	$—	$—	$19,987	$(2)
U.S. government securities	63,978	(109)	—	—	63,978	(109)
Total	$83,965	$(111)	$—	$—	$83,965	$(111)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$56,984	$(22)	$—	$—	$56,984	$(22)
Total	$56,984	$(22)	$—	$—	$56,984	$(22)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's investments within customer funds as of June 30, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$339,634	$339,948
Due in one to five years	—	—
Total	$339,634	$339,948

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$593,461	$—	$—	$213,576	$—	$—
U.S. agency securities	—	27,334	—	—	19,976	—
U.S. government securities	21,084	—	—	46,914	—	—
Municipal securities	—	450	—	—	—	—
Customer funds:
Money market funds	1,229,498	—	—	233	—	—
Reverse repurchase agreement	30,006	—	—	—	—	—
U.S. agency securities	—	138,793	—	—	8,585	—
U.S. government securities	217,152	—	—	245,015	—	—
Short-term debt securities:
U.S. agency securities	—	207,451	—	—	131,522	—
Corporate bonds	—	80,605	—	—	67,721	—
Commercial paper	—	8,992	—	—	—	—
Municipal securities	—	8,975	—	—	6,776	—
U.S. government securities	382,028	—	—	265,135	—	—
Foreign government securities	—	26,297	—	—	21,302	—
Long-term debt securities:
U.S. agency securities	—	131,534	—	—	64,068	—
Corporate bonds	—	144,135	—	—	143,078	—
Municipal securities	—	6,044	—	—	9,706	—
U.S. government securities	128,795	—	—	295,779	—	—
Foreign government securities	—	36,177	—	—	24,672	—
Total	$2,602,024	$816,787	$—	$1,066,652	$497,406	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2025 Notes	$842,790	$1,134,270	$—	$—
2023 Notes	764,121	1,282,098	748,564	962,516
2022 Notes	171,517	837,591	190,268	578,817
Total	$1,778,428	$3,253,959	$938,832	$1,541,333

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$567,499	$575,679	$164,834	$173,360

For the three and six months ended June 30, 2020, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $0.5 million and $22.5 million, respectively. For the three and six months ended June 30, 2019, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $6.4 million and $13.1 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding as of June 30, 2020, the Company considered other relevant market data in developing such estimates and assumptions, including the impact of the COVID-19 outbreak, as well as the conditions and uncertainty experienced during similar historical periods of recessionary economic conditions. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of June 30, 2020, $465.5 million of the carrying value of loans held for sale was attributable to loans under the PPP. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses were immaterial as of June 30, 2020.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2020 and 2019, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements	$131,175	$111,942
Computer equipment	114,501	106,469
Capitalized software	98,858	81,984
Office furniture and equipment	29,866	27,328
Total	374,400	327,723
Less: Accumulated depreciation and amortization	(207,338)	(178,529)
Property and equipment, net	$167,062	$149,194

Depreciation and amortization expense on property and equipment was $16.9 million and $32.8 million for the three and six months ended June 30, 2020, respectively. Depreciation and amortization expense on property and equipment was $14.8 million and $30.3 million for the three and six months ended June 30, 2019, respectively.

NOTE 7 - ACQUISITIONS

In the six months ended June 30, 2020, the Company completed certain acquisitions for a total consideration of $63.3 million comprised of $28.0 million in cash and $35.3 million in Class A common stock. Of the total purchase consideration, $29.5 million was allocated to goodwill which was primarily attributable to the value of expected synergies created by incorporating the acquired technology into the Company's technology platform and the value of the assembled workforce, while $39.0 million was allocated to intangible assets. None of the goodwill generated from the acquisition or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 8 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2019	$266,345
Acquisitions	29,492
Other adjustments	(78)
Balance at June 30, 2020	$295,759

The Company performs an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired.

Effective June 30, 2020, the Company changed its operating and reporting segments to reflect the manner in which the Chief Operating Decision Maker (CODM) reviews and assesses performance. Accordingly, the Company has two operating and reportable segments, which are Seller and Cash App (defined further in Note 18, Segment and Geographical Information), effective June 30, 2020. The Company allocated $183.4 million and $112.4 million of the goodwill balance at June 30, 2020 to Seller and Cash App, respectively. In addition, the Company completed an assessment of any potential goodwill impairment for the reporting units immediately before and after the reallocation and determined that no impairment existed as of June 30, 2020.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at June 30, 2020
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	6 years	$81,581	$(36,424)	$45,157
Customer assets	12 years	48,200	(8,729)	39,471
Trade name	6 years	18,028	(6,089)	11,939
Other	8 years	5,699	(2,464)	3,235
Total		$153,508	$(53,706)	$99,802

	Balance at December 31, 2019
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$53,900	$(31,873)	$22,027
Customer assets	12 years	44,000	(6,934)	37,066
Trade name	4 years	11,300	(4,473)	6,827
Other	8 years	5,299	(2,140)	3,159
Total		$114,499	$(45,420)	$69,079

All intangible assets are amortized over their estimated useful lives. As a result of the COVID-19 pandemic, the Company performed an impairment assessment of its intangible assets as of June 30, 2020, and concluded that no impairment charges were required.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Acquired intangible assets, net, beginning of the period	$81,936	$79,697	$69,079	$77,102
Acquisitions	22,000	8,477	39,009	14,559
Amortization expense	(4,134)	(3,958)	(8,286)	(7,445)
Acquired intangible assets, net, end of the period	$99,802	$84,216	$99,802	$84,216

The estimated future amortization expense of intangible assets in future periods as of June 30, 2020 is as follows (in thousands):

Remainder of 2020	$9,291
2021	18,069
2022	15,995
2023	14,743
2024	11,763
Thereafter	29,941
Total	$99,802

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets
The following table presents the detail of other current assets (in thousands):

	June 30, 2020	December 31, 2019
Inventory, net	$55,422	$47,683
Restricted cash	19,761	38,873
Processing costs receivable	114,706	67,281
Prepaid expenses	29,669	22,758
Accounts receivable, net	38,163	33,863
Other	62,169	39,951
Total	$319,890	$250,409

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	June 30, 2020	December 31, 2019
Accrued expenses	$124,461	$128,387
Accrued transaction losses (i)	109,061	34,771
Accounts payable	24,548	42,116
Deferred revenue, current	44,593	38,104
Square Payroll payable (ii)	36,983	27,969
Other	53,930	26,494
Total	$393,576	$297,841

(i) The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. In estimating the accrued transaction losses as of June 30, 2020, the Company has revised its estimates to reflect expected increased chargebacks from non-delivery of goods and services as well as increased failure rates of its sellers due to the COVID-19 outbreak. Additionally, the Company has also incorporated market related data to credit losses for similar historical periods of recessionary economic conditions and uncertainty in developing such estimates and assumptions.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accrued transaction losses, beginning of the period	$96,661	$36,047	$34,771	$33,682
Provision for transaction losses	32,770	22,190	112,073	41,998
Charge-offs to accrued transaction losses	(20,370)	(18,607)	(37,783)	(36,050)
Accrued transaction losses, end of the period	$109,061	$39,630	$109,061	$39,630

(ii) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2020	December 31, 2019
Investment in non-marketable equity securities (i)	$130,999	$110,000
Non-current lease prepayments (ii)	—	45,738
Restricted cash	13,685	12,715
Other	21,765	27,935
Total	$166,449	$196,388

(i) This balance represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes. During the quarter ended June 30, 2020, the Company recorded an adjustment to the carrying value, with a gain of $21.0 million being recorded in Other income (expense) in the condensed consolidated statement of operations for observable price changes.

(ii) The non-current lease prepayments as of December 31, 2019, have been reclassified to the operating lease right-of-use assets upon lease commencement.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2020	December 31, 2019
Statutory liabilities (i)	$65,000	$54,762
Deferred revenue, non-current	6,956	6,227
Other	18,264	33,472
Total	$90,220	$94,461

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 12 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which provided for a $375 million revolving credit facility maturing in November 2020 (the "2015 Credit Facility"). In May 2020, the Company entered into a new revolving credit agreement with certain lenders, which extinguished the 2015 Credit Facility and provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit facility to permit the Company’s wholly owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913, as discussed below. The PPPLF permits participants which have originated or purchased PPP loans to borrow from an applicable Federal Reserve Bank in an amount up to 100% of the principal amount of the PPP loans pledged as collateral for such borrowing.

Loans under the 2020 Credit Facility bear interest at the Company's option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The credit agreement includes provisions allowing the Company to replace or update LIBOR with a replacement rate. The margin is determined based on the Company’s total net leverage ratio, as defined in the agreement. The Company is obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. The 2020 Credit Facility has certain restrictions including the amount and type of borrowing arrangements that are permitted. The Company incurred $0.1 million in unused commitment fees for the three and six months ended June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

Paycheck Protection Program Liquidity Facility
On June 2, 2020, Square Capital LLC was approved to borrow under the PPPLF with the Federal Reserve Bank of San Francisco, at an annual interest rate of 0.35%. The PPPLF extends credit to eligible financial institutions that have originated or purchased PPP loans. Advances under the PPPLF are non-recourse and are secured by a pledge of PPP loans held by Square Capital up to an aggregate principal amount of $500.0 million. The maturity date of any PPPLF loan will be the maturity date of the PPP loans pledged to secure such PPPLF loan. The maturity date of any PPPLF loan will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing such PPPLF loan; or (ii) the date of purchase by the SBA from Square Capital of any PPP loan securing such PPPLF loan to realize on the SBA’s guarantee of such PPP loan. The maturity date of all PPPLF Loans shall be accelerated upon the occurrence of certain events of default by Square Capital, including but not limited to the failure to comply with a requirement of the PPPLF agreement or any representation, warranty, or covenant of Square Capital under the PPPLF agreement being inaccurate on or as of the date it is deemed to be made or on any date on which an PPPLF loan remains outstanding. The Company can also at its option prepay the advances in full or in part without penalty. Square Capital also shall prepay PPPLF loans so that the amount of any PPPLF loans outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF loans. As of June 30, 2020, $447.8 million of PPPLF advances were outstanding.

Convertible Senior Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes (2025 Notes). The 2025 Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2025 Notes) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Notes for redemption, such 2025 Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2025 Notes were not met during the six months period ended June 30, 2020. The Company may redeem for cash all or any part of the 2025 notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

As of June 30, 2020, the if-converted value of the 2025 Notes did not exceed the outstanding principal amount.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, following specified corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert their notes in connection with such an event. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company's current policy is to settle conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances required to allow the holders to convert their 2023 Notes were not met during the six months period ended June 30, 2020.

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

As of June 30, 2020, the if-converted value of the 2023 Notes exceeded the outstanding principal amount by $300.2 million.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through June 30, 2020. As of June 30, 2020, certain holders of the 2022 Notes have converted an aggregate principal amount of $253.7 million of their Notes, of which $25.5 million was converted during the quarter ended March 31, 2020. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 8.4 million shares of the Company's Class A common stock. The conversions during the quarter ended March 31, 2020 were settled entirely in shares of the Company's Class A common stock. The Company currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The debt component associated with the 2022 Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment of $6.0 million, of which $1.0 million was recorded during the three and six months ended June 30, 2020, as the difference between the estimated fair value and the carrying value of such 2022 Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes.

As of June 30, 2020, the if-converted value of the 2022 Notes exceeded the outstanding principal amount by $665.4 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
June 30, 2020
2025 Notes	$1,000,000	$(144,633)	$(12,577)	$842,790
2023 Notes	862,500	(95,428)	(2,951)	764,121
2022 Notes	186,251	(13,261)	(1,473)	171,517
Total	$2,048,751	$(253,322)	$(17,001)	$1,778,428

December 31, 2019
2023 Notes	$862,500	$(110,518)	$(3,418)	$748,564
2022 Notes	211,726	(19,312)	(2,146)	190,268
Total	$1,074,226	$(129,830)	$(5,564)	$938,832

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
June 30, 2020
2025 Notes	$154,600	$(2,342)	$152,258
2023 Notes	155,250	(1,231)	154,019
2022 Notes	36,490	(974)	35,516
Total	$346,340	$(4,547)	$341,793

December 31, 2019
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	$196,731	$(2,339)	$194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,565	$1,277	$2,938	$2,554
Amortization of debt discount and issuance costs	17,580	9,725	30,108	19,333
Total	$19,145	$11,002	$33,046	$21,887

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and as of June 30, 2020, the Company has received 7.9 million shares of the Company's Class A common stock from the 2017 Counterparties, of which 0.7 million was received in the quarter ended June 30, 2020.

NOTE 13 - INCOME TAXES
The Company recorded an income tax benefit of $0.8 million and $0.2 million for the three and six months ended June 30, 2020, respectively, compared to an income tax benefit of $0.5 million and 0.3 million for the three and six months ended June 30, 2019, respectively. The income tax benefit recorded for the three and six months ended June 30, 2020 is primarily due to foreign income tax expense offset by excess stock based compensation tax deductions.

The Company’s effective tax rate is 6.1% and 0.2% for the three and six months ended June 30, 2020, respectively, compared to an effective tax rate of 6.6% and 0.8% for the three and six months ended June 30, 2019, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2020 and June 30, 2019 primarily relates to changes in the valuation allowance for tax losses in the U.S. and certain foreign jurisdictions for which no benefit can be taken.

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

As of June 30, 2020, the Company retains a full valuation allowance on its deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The tax provision for the three and six months ended June 30, 2020 and June 30, 2019, is calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the effective income tax rate expected to be applicable for the full year.

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

NOTE 14 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of June 30, 2020, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of June 30, 2020, there were 370,102,185 shares of Class A common stock and 72,287,165 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

Warrants

In conjunction with the 2025 Notes offering, the Company sold the 2025 warrants whereby the 2020 Counterparties have the option to purchase a total of approximately 8.26 million shares of the Company’s Class A common stock at a price of $161.34 per share. None of the 2025 warrants were exercised as of June 30, 2020 and expire on June 1, 2025.

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the 2018 Counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. None of the 2023 warrants were exercised as of June 30, 2020 and expire on August 15, 2023.

In conjunction with the 2022 Notes offering, the Company sold the 2022 warrants whereby the 2017 Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the 2022 warrants were exercised as of June 30, 2020 and expire on June 1, 2022.

Conversion of 2022 Notes

In connection with the conversion of certain of the 2022 Notes, the Company issued 1.1 million shares of Class A common stock in the six months ended June 30, 2020.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then assigns the responsibilities to the Compensation Committee. As of June 30, 2020, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 24,530,812, and 97,704,869 shares were available for future issuance. As of June 30, 2020, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 12,775,030.

A summary of stock option activity for the six months ended June 30, 2020 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	23,619,804	$12.66	4.89	$1,191,746
Granted	1,502,356	57.40
Exercised	(5,978,089)	9.31
Forfeited	(46,231)	71.99
Balance at June 30, 2020	19,097,840	$17.07	4.87	$1,678,054

Options exercisable as of June 30, 2020	16,532,301	$10.84	4.21	$1,555,696

Restricted Stock Activity
Activity related to RSAs and RSUs during the six months ended June 30, 2020 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	13,917,461	$49.90
Granted	8,698,265	61.51
Vested	(3,690,105)	38.01
Forfeited	(717,619)	51.04
Unvested as of June 30, 2020	18,208,002	$57.82

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
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$95	$29	$171	$50
Product development	69,565	56,144	126,965	98,793
Sales and marketing	8,884	7,833	15,291	14,035
General and administrative	17,636	15,460	31,056	27,676
Total	$96,180	$79,466	$173,483	$140,554

The Company recorded $4.1 million and $8.8 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2020, respectively, compared to $4.7 million and $9.0 million during the three and six months ended June 30, 2019, respectively, which are included in the table above.

The Company capitalized $3.5 million and $5.8 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2020, respectively, compared to $1.9 million and $3.7 million during the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was $1.1 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 3.0 years.

NOTE 15 - NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(11,478)	$(6,740)	$(117,369)	$(44,891)
Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	440,117	423,305	437,529	421,297
Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.27)	$(0.11)
Diluted	$(0.03)	$(0.02)	$(0.27)	$(0.11)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and restricted stock units	37,277	46,686	36,155	47,256
Common stock warrants	38,516	30,252	35,565	30,252
Convertible senior notes	27,459	20,305	24,923	20,305
Unvested shares	698	800	719	686
Employee stock purchase plan	179	169	198	195
Total anti-dilutive securities	104,129	98,212	97,560	98,694

NOTE 16 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 17, Commitments and Contingencies. The lease commencement date varies by floor beginning in May 2020 through October 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of June 30, 2020, the Company had recorded right-of-use assets of $14.8 million and associated lease liabilities of $21.3 million related to this lease arrangement.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco, and offices in Oakland, New York and St. Louis. The Company's leases have remaining lease terms of 1 to 12 years, some of which include options to extend for 5 year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. The Company elected to apply the short-term lease measurement and recognition exemption to its leases where applicable. Generally, operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments, generally for the base non-cancellable lease term on the lease commencement date of each lease. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. The Company's lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. The Company records the amortization of the right-of-use asset and the accretion of lease liability as a component of rent expense in the consolidated statement of operations.

In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to extend the lease term for two 5 year terms. The lease commencement date was January 15, 2020. In July 2019, the Company entered into a lease arrangement for 226,158 square feet of office space in St Louis, Missouri, with an affiliate of one of the Company’s co-founders, Mr. Jim McKelvey, who is also a Company stockholder and a member of its board of directors, for a term of 15.5 years with options to extend the lease term for two 5 year terms. The Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. The lease commencement date varies by floor beginning in May 2020 with total future minimum lease payments over the term of approximately $42.7 million.
Additionally, the Company has finance leases for data center equipment, with remaining lease terms of approximately 0.5 years.

The components of lease expense for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed operating lease costs	$17,218	$7,487	$32,343	$14,177
Variable operating lease costs	3,287	1,536	9,011	2,173
Short term lease costs	1,921	377	3,777	818
Sublease income	(2,179)	—	(3,616)	—
Finance lease costs
Amortization of finance right-of-use assets	869	1,284	1,923	2,577
Total lease costs	$21,116	$10,684	$43,438	$19,745

Other information related to leases were as follows:

June 30, 2020
Weighted Average Remaining Lease Term:
Operating leases	9.1 years
Finance leases	0.5 years
Weighted Average Discount Rate:
Operating leases	4%
Finance leases	—%

Cash flows related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Payments for operating lease liabilities	$(19,137)	$(16,067)
Cash flows from financing activities:
Principal payments on finance lease obligation	$(1,923)	$(2,568)
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$304,132	$21,905

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum finance lease payments as of June 30, 2020 are as follows (in thousands):

	Finance	Operating
Year:
Remainder of 2020	$522	$29,887
2021	—	70,520
2022	—	71,259
2023	—	65,724
2024	—	46,023
Thereafter	—	273,368
Total	$522	$556,781
Less: amount representing interest	—	86,469
Less: leases executed but not yet commenced	—	25,257
Less: lease incentives	—	16,627
Total	$522	$428,428

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

In July 2020, the City and County of San Francisco approved a final settlement agreement between the City and the Company related to the City’s Gross Receipts Tax and Payroll Expense Tax. The settlement followed negotiations over assessments of additional taxes issued by the Treasurer & Tax Collector of the City and County of San Francisco related to the classification of the Company’s primary business activity and the associated taxation basis. The settlement resolved certain past taxes payable and the future taxation basis for the Company. The Settlement was not material to the consolidated financial statements as of, and for the period ended June 30, 2020.

Other contingencies

On June 15, 2020, the Texas Comptroller’s Office (the “Comptroller”) informed the Company that it had completed its sales and use tax audit for the period from January 1, 2015 through April 30, 2018, and that it would issue a written tax assessment to the Company seeking $38 million, including interest and penalties for this tax audit period. The Comptroller indicated that it believes the services that the Company has deemed to be nontaxable should be subject to sales tax. The Company believes the Comptroller’s position is without merit. Should the Company not prevail, the Company could be obligated to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest, that could be material.

We are under examination, or may be subject to tax examination, by several tax authorities. These examinations, including the matter discussed above, may lead to proposed adjustments to our taxes or net operating losses with respect to years under examination, as well as subsequent periods. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for direct and indirect taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, on our provision for direct and indirect taxes.

We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with the Company’s expectations, we could be required to adjust our provision for direct and indirect taxes in the period such resolution occurs.

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

NOTE 18 - SEGMENT AND GEOGRAPHICAL INFORMATION

Effective June 30, 2020, the Company changed its operating segments to reflect the manner in which the CODM reviews and assesses performance. Accordingly, the Company has two reportable segments, which are Seller and Cash App. Disclosures regarding the Company’s reportable segments for prior periods have been adjusted to conform to the current period presentation. Seller and Cash App are defined as follows:

•Seller includes managed payment services, software solutions, hardware, and financial services offered to sellers, excluding those that involve Cash App.

•Cash App includes the financial tools available to individuals within the mobile Cash App, including peer to peer (P2P) payments, bitcoin and stock investments. Cash App also includes Cash Card which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

Information on the reportable segments revenue and segment operating profit are as follows (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Cash App	Seller	Total	Cash App	Seller	Total
Revenue
Transaction-based revenue	$53,657	$628,915	$682,572	$81,476	$1,359,197	$1,440,673
Subscription and services-based revenue	271,156	75,119	346,275	464,881	177,629	642,510
Hardware revenue	—	19,322	19,322	—	39,997	39,997
Bitcoin revenue	875,456	—	875,456	1,181,554	—	1,181,554
Segment revenue	1,200,269	723,356	1,923,625	1,727,911	1,576,823	3,304,734
Segment gross profit	$281,063	$315,700	$596,763	$463,795	$671,469	$1,135,264

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Cash App	Seller	Total	Cash App	Seller	Total
Revenue
Transaction-based revenue	$16,966	$758,544	$775,510	$32,246	$1,400,026	$1,432,272
Subscription and services-based revenue	118,442	89,552	207,994	215,036	165,284	380,320
Hardware revenue	—	22,260	22,260	—	40,472	40,472
Bitcoin revenue	125,085	—	125,085	190,613	—	190,613
Segment revenue	260,493	870,356	1,130,849	437,895	1,605,782	2,043,677
Segment gross profit	$105,341	$347,208	$452,549	$190,152	$647,711	$837,863

In the table above, amounts exclude the Caviar business, a food ordering and delivery platform business, which was sold in the year ended December 31, 2019. A reconciliation of total segment revenues, as indicated above, to the Company's consolidated revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total segment revenue	$1,923,625	$1,130,849	$3,304,734	$2,043,677
Caviar revenue	—	43,389	—	89,920
Total net revenue	$1,923,625	$1,174,238	$3,304,734	$2,133,597

A reconciliation of total segment gross profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total segment gross profit	$596,763	$452,549	$1,135,264	$837,863
Add: Caviar gross profit	—	13,296	—	24,736
Total reported operating gross profit	596,763	465,845	1,135,264	862,599
Less: Product development	206,825	174,201	401,811	328,551
Less: Sales and marketing	238,096	156,421	432,631	290,134
Less: General and administrative	136,386	100,508	265,881	202,106
Less: Transaction and loan losses	37,603	34,264	146,486	62,105
Less: Amortization of acquired customer assets	905	1,294	1,795	2,588
Less: Interest expense, net	14,769	5,143	23,975	9,824
Less: Other expense (income), net	(25,591)	1,230	(19,729)	12,529
Loss before applicable income taxes	$(12,230)	$(7,216)	$(117,586)	$(45,238)

Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
United States	$1,865,985	$1,119,039	$3,179,571	$2,033,695
International	57,640	55,199	125,163	99,902
Total net revenue	$1,923,625	$1,174,238	$3,304,734	$2,133,597

No individual country from the international markets contributed in excess of 10% of total revenue for the three and six months ended June 30, 2020 and June 30, 2019.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2020	December 31, 2019
Long-lived assets
United States	$965,545	$586,702
International	46,523	11,064
Total long-lived assets	$1,012,068	$597,766

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Analysis of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$1,972,762	$617,282
Short-term restricted cash	19,761	31,148
Long-term restricted cash	13,685	14,433
Cash, cash equivalents, and restricted cash	$2,006,208	$662,863

	Six Months Ended June 30,
	2020	2019
Supplemental Cash Flow Data:
Cash paid for interest	$2,553	$2,836
Cash paid for income taxes	3,156	1,717
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	304,132	21,905
Change in purchases of property and equipment in accounts payable and accrued expenses	8,010	14,047
Unpaid business combination purchase price	7,439	8,411
Fair value of common stock issued and issuable in future related to business combination	(35,318)	—
Recovery of common stock in connection with indemnification settlement agreement	—	789
Fair value of common stock issued to settle the conversion of senior notes, due 2022	(77,614)	—

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

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive P2P (peer-to-peer) payments, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App, or withdraw funds from an ATM. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App.

Effective June 30, 2020, the Company changed from one reportable segment to two reportable segments to reflect the way management and its chief operating decision maker (“CODM”) review and assess performance of the business. Our two reportable segments are Seller and Cash App. Seller includes managed payment services, software solutions, hardware and financial services products offered to sellers, while Cash App includes financial tools available to individuals such as P2P (peer-to-peer) payments, Cash Card transactions, bitcoin and stock investing. The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit.

In April 2020, we were licensed to participate in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) that was enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The PPP is intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. As of June 30, 2020, we facilitated the issuance of $873.4 million in loans to our customers under the PPP through an external bank partner, of which we sold $399.0 million to an investor. These loans are guaranteed by the U.S. government. Additionally, the loans are eligible for forgiveness if the borrowers meet certain criteria.

On June 2, 2020, we entered into the Paycheck Protection Program Liquidity Facility ("PPPLF") agreement with the Federal Reserve Bank of San Francisco to secure additional credit in an aggregate principal amount of up to $500.0 million. The program was established by the Federal Reserve to supplement the SBA's PPP to support the economy in response to the COVID-19 crisis. The facility is intended to bolster the effectiveness of the PPP and provide liquidity to credit markets, helping to stabilize financial institutions supporting COVID-19 relief efforts. Borrowings under the facility accrue interest at a rate of 0.35% and advances must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advance will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. The advances under this facility are also repayable if the associated PPP loans are forgiven, repaid by the customer, or settled by the government guarantee. As of June 30, 2020, $447.8 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans.

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

Impact of COVID-19 on Current Trends and Outlook

In March 2020, the World Health Organization declared the COVID-19 outbreak (COVID-19) a global pandemic. We operate in locations that have been impacted by COVID-19, and the pandemic has impacted and could further impact our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. Conditions may improve or worsen further as governments and businesses continue to take actions to respond to the risks of the COVID-19 pandemic. While the COVID-19 pandemic continues to cause uncertainty in the global economy and restrictive measures by governments and businesses remain in place, we expect our business and results of operations to be materially and adversely affected.

Beginning in the middle of March, the outbreak of COVID-19 led to adverse impacts on the U.S. and global economies, bringing uncertainty to our operations and customer demand. Various local governments issued orders requiring the closure of non-essential businesses and to curtail all unnecessary travel, and requiring individuals to comply with various shelter-in-place and social distancing orders. Certain of our customers in those areas recorded a significant decline in sales and thus, we experienced a slowdown in revenues during the month of March 2020, which continued into the second quarter of 2020. We have experienced some improvements as some of these shelter in place orders were relaxed, but as new outbreaks arise and new measures to mitigate such outbreaks are imposed, we may experience further slowdowns in future revenues.

Our customers are exposed to and face a variety of uncertainties that have and could continue to negatively impact their continued use of our products and services, their ability to repay outstanding amounts, or even their ability to continue in business. As a result, we may experience reduced revenues in the future and we may incur increased charges related to transaction and loan losses if these conditions continue into future periods. We have revised our estimates and assumptions to reflect such increases in transaction and loan losses in our financial statements. We also expect reduced operating cash inflows from our business operations.

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

We also have taken steps to assist our customers that we believe will be in the best interests of our sellers in the long term, including refunding software subscription fees to sellers during the months of March and April 2020. Additionally, we have introduced options for sellers to temporarily suspend subscriptions based on their circumstances. As mentioned above, as of June 30, 2020, we facilitated approximately 80,000 PPP loans totaling $873.4 million to sellers through a bank partner, with the average loan size being less than $11,000.

We continue to actively monitor the situation and may take further actions that alter our operations and business practices as may be required by federal, state or local authorities or that we determine are in the best interests of our partners, customers, suppliers, vendors, employees and shareholders. While the disruption is currently expected to be temporary, the extent to which the COVID-19 outbreak will further impact the Company’s financial results will depend on future developments, which are unknown and cannot be predicted, including the duration and ultimate scope of the pandemic, advances in testing, treatment and prevention, as well as actions taken by governments and businesses.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Transaction-based revenue	$682,572	$775,510	$(92,938)	(12)%	$1,440,673	$1,432,272	$8,401	1%
Subscription and services-based revenue	346,275	251,383	94,892	38%	$642,510	$470,240	$172,270	37%
Hardware revenue	19,322	22,260	(2,938)	(13)%	39,997	40,472	$(475)	(1)%
Bitcoin revenue	875,456	125,085	750,371	600%	$1,181,554	$190,613	$990,941	520%
Total net revenue	$1,923,625	$1,174,238	$749,387	64%	$3,304,734	$2,133,597	$1,171,137	55%
Total net revenue for the three and six months ended June 30, 2020 increased by $749.4 million or 64% and $1,171.1 million or 55%, respectively, compared to the three and six months ended June 30, 2019.
Transaction-based revenue for the six months ended June 30, 2020 increased $8.4 million or 1%, compared to the six months ended June 30, 2019. The slight increase was primarily attributable to the following events and factors:

•In January and February of 2020, we benefited from the growth in payment volume processed by existing sellers, in addition to meaningful contributions from new sellers. GPV generated by our Seller business increased by 29% compared to the same period in the prior year, which included a benefit from the impact of the leap year;

•In the second half of March through mid-April, 2020, as a result of the COVID-19 outbreak and subsequent shelter in place restrictions, we experienced a significant slowdown in transaction-based revenue, with GPV generated by our Seller business decreasing compared to the prior year;

•Beginning in mid-April 2020, we started to experience improving trends in GPV generated by our Seller business, as some states started to relax shelter-in place measures, sellers adapted their businesses to contactless commerce, new sellers joined Square and various government assistance programs led to an increase in consumer spending;

•Additionally, during the second quarter of 2020, we experienced positive growth of GPV from card-not-present transactions as sellers shifted their businesses to adapt to the COVID-19 outbreak.

Overall, while GPV for the six months ended June 30, 2020 was lower than the comparable period in 2019 by 2%, the revenue generated increased by 1%. The increase in transaction-based revenue, while GPV decreased, was driven by growth in higher-priced card-not-present transactions as sellers shifted their businesses to adapt to the COVID-19 outbreak and the impact from our November 2019 card-present price change. Since the end of the second quarter of 2020, changes to shelter-in-place restrictions, the timing of re-openings, impact of various government stimulus assistance and changes in consumer behavior had varying impacts on the GPV growth in certain regions, and are expected to continue to impact our revenues in the future.

Transaction-based revenue for the three months ended June 30, 2020 decreased by $92.9 million or 12%, compared to the three months ended June 30, 2019. The decrease was primarily attributable to the decline in GPV processed which decreased by 15%, offset by a higher percentage of card-not-present transactions which earn higher fees.

Subscription and services-based revenue for the three and six months ended June 30, 2020 increased by $94.9 million or 38% and $172.3 million or 37%, respectively, compared to the three and six months ended June 30, 2019. On October 31, 2019, we completed the sale of the Caviar business, and, accordingly, Caviar no longer contributes to subscription and services-based revenue. Excluding Caviar, Subscription and services-based revenue grew by $138.3 million, or 66%, and $262.2 million, or 69%, for the three and six month ended June 30, 2020, respectively compared to the three and six months ended June 30, 2019 driven primarily by Cash App. Cash App subscription and services-based revenue is primarily comprised of transaction fees from Cash App Instant Deposit and Cash Card, with a small portion generated from interest earned on customer funds. In March and April 2020 in an effort to support our sellers we suspended charging and refunded software subscription fees we had charged the sellers. Square Capital, which has historically been a significant component of the subscriptions and services revenue, suspended facilitating loans to sellers in the second quarter of 2020, other than PPP loans.
Hardware revenue for the three and six months ended June 30, 2020 decreased by $2.9 million or 13% and $0.5 million or 1%, respectively, compared to the three and six months ended June 30, 2019. The decrease primarily reflects a deceleration in hardware unit sales beginning in the latter half of March 2020 and continuing into the second quarter as a result of the COVID-19 outbreak, partially offset by an increase in sales of contactless hardware noted in May and June of 2020, as compared to April 2020.
Bitcoin revenue for the three and six months ended June 30, 2020 increased by $750.4 million or 600% and $990.9 million or 520%, respectively, compared to the three and six months ended June 30, 2019. The increase was due to growth in the number of active bitcoin customers, as well as growth in customer demand. The amount of bitcoin revenue recognized will fluctuate depending on the volatility of bitcoin prices in the market and customer demand.
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Transaction-based costs	$388,106	$490,349	$(102,243)	(21)%	$853,885	$899,418	$(45,533)	(5)%
Subscription and services-based costs	50,169	60,119	(9,950)	(17)%	90,880	120,642	(29,762)	(25)%
Hardware costs	28,315	33,268	(4,953)	(15)%	62,687	60,209	2,478	4%
Bitcoin costs	858,041	122,938	735,103	598%	1,157,467	187,634	969,833	517%
Amortization of acquired technology	2,231	1,719	512	30%	4,551	3,095	1,456	47%
Total cost of revenue	$1,326,862	$708,393	$618,469	87%	$2,169,470	$1,270,998	$898,472	71%

Total cost of revenue for the three and six months ended June 30, 2020 increased by $618.5 million or 87% and $898.5 million or 71%, respectively, compared to the three and six months ended June 30, 2019.

Transaction-based costs for the three and six months ended June 30, 2020 decreased by $102.2 million or 21% and $45.5 million or 5%, respectively, compared to the three and six months ended June 30, 2019. The decrease was primarily attributable to the decline in GPV processed of 15% and 2%, for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease in transaction-based costs was higher than the decrease in GPV driven mainly by a higher percentage of debit card transactions and increase in average value per transaction which have lower costs.

Subscription and services-based costs for the three and six months ended June 30, 2020 decreased by $10.0 million or 17% and $29.8 million or 25%, respectively, compared to the three and six months ended June 30, 2019. The decrease was mainly a result of the sale of the Caviar business on October 31, 2019. Caviar contributed approximately 50% and 54% of total subscription and services-based costs in the three and six months ended June 30, 2019, respectively. Excluding Caviar, subscription and services-based costs increased driven mainly by growth in costs associated with Cash Card and Instant Deposit.

Hardware costs for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 decreased by $5.0 million or 15%, primarily due to a deceleration in hardware unit sales, as described above. Hardware costs for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 increased by $2.5 million or 4%, primarily due to increased sales of hardware in our international markets, in the early part of the year, offset in part by the reduced sales after the COVID-19 outbreak. We however experienced an increase in sales of contactless hardware in May and June of 2020 as compared to April 2020, as we offered promotions on the contactless hardware.

Bitcoin costs for the three and six months ended June 30, 2020 increased by $735.1 million or 598% and $969.8 million or 517%, respectively, compared to the three and six months ended June 30, 2019. Bitcoin costs of revenue comprises amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Product development	$206,825	$174,201	$32,624	19%	$401,811	$328,551	$73,260	22%
% of total net revenue	11%	15%			12%	15%
Sales and marketing	$238,096	$156,421	$81,675	52%	$432,631	$290,134	$142,497	49%
% of total net revenue	12%	13%			13%	14%
General and administrative	$136,386	$100,508	$35,878	36%	$265,881	$202,106	$63,775	32%
% of total net revenue	7%	9%			8%	9%
Transaction and loan losses	$37,603	$34,264	$3,339	10%	$146,486	$62,105	$84,381	136%
% of total net revenue	2%	3%			4%	3%
Amortization of acquired customer assets	$905	$1,294	$(389)	(30)%	$1,795	$2,588	$(793)	(31)%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$619,815	$466,688	$153,127	33%	$1,248,604	$885,484	$363,120	41%

Product development expenses for the three and six months ended June 30, 2020 increased by $32.6 million or 19% and $73.3 million or 22%, respectively, compared to the three and six months ended June 30, 2019, due primarily to the following:

•an increase of $20.4 million and $53.0 million in personnel costs for the three and six months ended June 30, 2020, related to our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $13.4 million and $28.2 million for the three and six months ended June 30, 2020; and

•an increase of $8.7 million and $12.7 million in software and data center operating costs for the three and six months ended June 30, 2020, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and six months ended June 30, 2020 increased by $81.7 million or 52% and $142.5 million or 49%, respectively, compared to the three and six months ended June 30, 2019, primarily due to an increase of $79.6 million and $127.7 million in Cash App marketing costs for the three and six months ended June 30, 2020, associated with increased volume of activity with our Cash App peer-to-peer service and related transactions losses, Cash Card issuance costs in line with an increase in customers, and advertising. We offer the Cash Card and certain peer-to-peer services to our Cash App customers for free, and we consider these to be marketing tools to encourage the usage of Cash App.
General and administrative expenses for the three and six months ended June 30, 2020 increased by $35.9 million or 36% and $63.8 million or 32%, respectively, compared to the three and six months ended June 30, 2019, primarily due to the following:

•an increase of $7.0 million and $14.5 million in general and administrative personnel costs for the three and six months ended June 30, 2020, mainly as a result of additions to our customer support, finance, legal and compliance personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $2.2 million and $3.4 million for the three and six months ended June 30, 2020; and

•the remaining increase was primarily due to facilities expansion, software and subscription costs, local business-related taxes, third-party legal and other professional fees and other administrative expenses, as well as impact of revisions to our statutory reserves.

Transaction and loan losses for the three and six months ended June 30, 2020 increased by $3.3 million or 10% and $84.4 million or 136%, respectively, compared to the three and six months ended June 30, 2019, primarily due to the following:

•transaction losses increased by $9.1 million and $74.4 million for the three and six months ended June 30, 2020. During the first quarter of 2020, we had recorded incremental provisions for our Seller business due to the expected impact of the COVID-19 outbreak and the subsequent shelter in place orders that resulted in significant slowdown in business. During the second quarter of 2020, we revised our estimate of transactions loss reserves recorded in the first quarter of 2020 due to better than expected realized transaction losses. This revision to our first quarter of 2020 reserve partially offset the incremental transaction loss reserve recorded for the second quarter of 2020.

•loan losses for the three months ended June 30, 2020 decreased by $5.8 million compared to the three months ended June 30, 2019, while the losses increased $9.9 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the first quarter of 2020, we recorded incremental provisions for loan losses associated with the COVID-19 outbreak, and to a lesser extent the growth and aging of our Square Capital loan portfolio. During the second quarter of 2020, we noted improvements in businesses as some states started reopening and relaxing the shelter-in place measures and have accordingly adjusted the provisions for loan losses. Additionally, other than PPP loans, we suspended offers for new loans in the second quarter of 2020 which contributed to the decrease in loan losses.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense, net	$14,769	$5,143	$9,626	187%	$23,975	$9,824	$14,151	144%
Other expense (income), net	$(25,591)	$1,230	$(26,821)	(2,181)%	$(19,729)	$12,529	$(32,258)	(257)%

Interest expense, net, for the three and six months ended June 30, 2020 increased by $9.6 million and $14.2 million, respectively, compared to the three months ended June 30, 2019. The increases were primarily due to higher interest expense related to our convertible notes as a result of the issuance of the 2025 Notes in March 2020, in addition to a decrease in interest income earned on our investments in marketable debt securities due to lower interest rates prevailing in the market.

The other income reported for the three and six months ended June 30, 2020 was mainly due to a $21.0 million gain from adjustments to our non-marketable equity investments for observable price changes in the period. The other expense reported in the three and six months ended June 30, 2019 was due to the impact of mark to market of our equity investment in Eventbrite, which was sold in December 2019. These activities are offset by the foreign exchange gains and losses.

Segment Results

Seller Results

The following tables provide a summary of the revenue and gross profit for our Seller segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenue	$723,356	$870,356	(147,000)	(17)%	$1,576,823	$1,605,782	(28,959)	(2)%
Cost of revenue	407,656	523,148	(115,492)	(22)%	905,354	958,071	(52,717)	(6)%
Gross profit	$315,700	$347,208	$(31,508)	(9)%	$671,469	$647,711	$23,758	4%

Revenue

Revenue for the Seller segment for the three and six months ended June 30, 2020 decreased by $147.0 million or 17% and $29.0 million or 2%, respectively, compared to the three and six months ended June 30, 2019. The decrease was due to lower GPV processed following the COVID-19 outbreak and the subsequent shelter in place orders that resulted in material deceleration of Seller revenues in the latter half of March 2020 through mid-April 2020. Subsequently, we experienced improvements in GPV processed as states started relaxing the shelter in place orders and businesses started to adapt with introduction of delivery, curbside and to-go orders. The decrease in GPV was also partially offset by a higher percentage of card-not-present transactions in the second quarter of 2020, which have a higher price, as well as the impact of our November 2019 card-present price change. Additionally, Square Capital suspended facilitating loans to sellers in the second quarter of 2020, other than loans under PPP, further negatively impacting the growth of Seller revenues.

Cost of revenue

Cost of revenue for the Seller segment for the three and six months ended June 30, 2020 decreased by $115.5 million or 22% and $52.7 million or 6%, respectively, compared to the three and six months ended June 30, 2019 in line with the decrease in Seller GPV processed which decreased by 20% and 5%, respectively. The decrease in Seller costs was greater than the decrease in GPV driven primarily by a higher percentage of debit card transactions and increase in average value per transaction which have lower costs.

Cash App

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenue	$1,200,269	$260,493	939,776	361%	$1,727,911	$437,895	1,290,016	295%
Cost of revenue	919,206	155,152	764,054	492%	1,264,116	247,743	1,016,373	410%
Gross profit	$281,063	$105,341	$175,722	167%	$463,795	$190,152	$273,643	144%

Revenue

Revenue for the Cash App segment for the three and six months ended June 30, 2020 increased by $0.9 billion or 361% and $1.3 billion or 295%, respectively, compared to the three and six months ended June 30, 2019. The primary drivers were growth in Bitcoin revenue, as well as Cash App Instant Deposit and Cash Card. Bitcoin revenue increased primarily driven by an increase in the number of active bitcoin customers, as well as growth in customer demand.

Cost of revenue

Cost of revenue for the Cash App segment for the three and six months ended June 30, 2020 increased by $0.8 billion or 492% and $1.0 billion or 410%, respectively, compared to the three and six months ended June 30, 2019. The primary drivers for the increase were growth in Bitcoin revenue, as well as Cash App Instant Deposit and Cash Card.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Gross Payment Volume (GPV) (in millions)	$22,801	$26,785	$48,544	$49,371
Adjusted EBITDA (in thousands)	$97,931	$105,304	$107,262	$167,001
Adjusted Net Income Per Share:
Basic	$0.20	$0.23	$0.18	$0.36
Diluted	$0.18	$0.21	$0.17	$0.32

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

•In connection with the issuance of our convertible senior notes (as described in Note 12, Indebtedness, of the notes of the Condensed Consolidated Financial Statements), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS, we add back cash interest expense on convertible senior notes, as if converted at the beginning of the period, if the impact is dilutive, since we intend to settle future conversions of our convertible senior notes entirely in shares.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(11,478)	$(6,740)	$(117,369)	$(44,891)
Share-based compensation expense	96,180	79,466	173,483	140,554
Depreciation and amortization	21,056	18,783	41,117	37,754
Interest expense, net	14,769	5,143	23,975	9,824
Other expense (income), net	(25,591)	1,230	(19,729)	12,529
Loss on disposal of property and equipment	1,481	281	1,699	300
Acquisition related and other costs	2,056	6,133	3,580	6,915
Acquired deferred revenue adjustment	302	1,849	959	5,305
Acquired deferred costs adjustment	(92)	(365)	(236)	(942)
Income tax benefit	(752)	(476)	(217)	(347)
Adjusted EBITDA	$97,931	$105,304	$107,262	$167,001

The following table presents a reconciliation of net loss to Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(11,478)	$(6,740)	$(117,369)	$(44,891)
Share-based compensation expense	96,180	79,466	173,483	140,554
Amortization of intangible assets	4,134	3,958	8,286	7,445
Amortization of debt discount and issuance costs	17,580	9,725	30,108	19,333
Loss (gain) on revaluation of equity investment	(20,998)	4,842	(20,998)	18,929
Loss on extinguishment of long-term debt	—	—	990	—
Loss on disposal of property and equipment	1,481	281	1,699	300
Acquisition related and other costs	2,056	6,133	3,580	6,915
Acquired deferred revenue adjustment	302	1,849	959	5,305
Acquired deferred costs adjustment	(92)	(365)	(236)	(942)
Adjusted Net Income - basic	$89,165	$99,149	$80,502	$152,948
Cash interest expense on convertible senior notes	$1,565	$1,277	$2,938	$1,277
Adjusted Net Income - diluted	$90,730	$100,426	$83,440	$154,225

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	440,117	423,305	437,529	421,297
Diluted	500,201	486,532	495,181	486,794

Adjusted Net Income Per Share:
Basic	$0.20	$0.23	$0.18	$0.36
Diluted	$0.18	$0.21	$0.17	$0.32

To calculate the diluted Adjusted EPS, we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

The uncertainty caused by the COVID-19 outbreak continues both in the United States and globally, with the duration and severity of the pandemic and the overall impact on consumer demand and overall economy still unknown. We are unable to forecast the full impact on our business; however, this represents a known area of uncertainty and we now expect that impacts from the COVID-19 pandemic and the related economic disruption will have a material and adverse impact on our business, results of operations, financial condition and cash flows. To address the potential impact to our business, over the near-term, we are continuing to evaluate the pace of our investment plans, including, but not limited to, our hiring, real estate and facilities, and marketing campaigns. Additionally, we have suspended and/or limited expenses on company events, travel, and certain other discretionary expenses.

As of June 30, 2020, we had approximately $3.7 billion in available funds, including amounts available under our revolving credit facility, as described in Note 12, Indebtedness, of Notes to the Condensed Consolidated Financial Statements. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations.

Liquidity Sources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,972,762	$1,047,118
Short-term restricted cash	19,761	38,873
Long-term restricted cash	13,685	12,715
Cash, cash equivalents, and restricted cash	$2,006,208	$1,098,706
Investments in short-term debt securities	714,348	492,456
Investments in long-term debt securities	446,685	537,303
Cash, cash equivalents, restricted cash, and investments in marketable debt securities	$3,167,241	$2,128,465

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of June 30, 2020, we had $3.2 billion of cash and cash equivalents, restricted cash, and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available for sale.

As of June 30, 2020, we held over $2.0 billion in aggregate principal amount of convertible senior notes, comprised of $186.3 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 (2022 Notes), $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 (2023 Notes), and $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 (2025 Notes). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met. We currently expect to settle future conversions of the notes entirely in shares of the our Class A common stock and will reevaluate this policy from time to time as conversion notices are received from holders of the notes.

In May 2020, we entered into a new revolving credit agreement with certain lenders, which provides a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. Loans under the 2020 Credit Facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on our total net leverage ratio, as defined in the agreement. We are obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

As earlier mentioned, in June 2020, we entered into the PPPLF agreement with the Federal Reserve Bank of San Francisco to secure additional credit collateralized by PPP loans. As of June 30, 2020, $447.8 million of PPPLF advances were outstanding and collateralized by the same value of PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee.

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

Short-term restricted cash of $19.8 million as of June 30, 2020 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $13.7 million as of June 30, 2020 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

Cash Flow Activities
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(151,833)	$165,836
Net cash used in investing activities	(302,295)	(95,755)
Net cash provided by (used in) financing activities	1,366,812	(42,405)
Effect of foreign exchange rate on cash and cash equivalents	(5,182)	2,340
Net increase in cash, cash equivalents, and restricted cash	$907,502	$30,016

Cash Flows from Operating Activities

Cash provided by operating activities consisted of our net loss adjusted for certain non-cash items, including gain or loss on revaluation of equity investment, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, deferred income taxes, non-cash lease expense, as well as the effect of changes in operating assets and liabilities, including working capital.

For the six months ended June 30, 2020, cash used in operating activities was $151.8 million, primarily due to a net loss of $117.4 million, PPP loans facilitated, less loans sold, of $465.5 million, adjusted for the add back of non-cash expenses of $405.4 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses. Whereas the increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic, the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities.

For the six months ended June 30, 2019, cash provided by operating activities was $165.8 million, primarily due to a net loss of $44.9 million, adjusted for the add back of non-cash expenses of $287.5 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses largely driven by growth and expansion of our business activities. The cash generated from operating activities was negatively affected by a net outflow from changes in other assets and liabilities of $76.8 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, and business acquisitions.
For the six months ended June 30, 2020, cash used in investing activities was $302.3 million, primarily due to the net investments of marketable securities including investments from customer funds of $227.4 million. Additional uses of cash were as a result of the purchase of property and equipment of $56.6 million and business acquisitions of $18.4 million.
For the six months ended June 30, 2019, cash used in investing activities was $95.8 million, primarily due to the net investments of marketable securities including investments from customer funds of $43.2 million, the purchase of property and equipment of $30.2 million, and business acquisitions $20.4 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2020, cash provided by financing activities was $1,366.8 million primarily as a result of $936.5 million in net proceeds from the 2025 Notes offering, proceeds from the PPPLF advances of $447.8 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $78.1 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $93.7 million.

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
On June 2, 2020, we entered into the Paycheck Protection Program Liquidity Facility ("PPPLF") agreement with the Federal Reserve Bank of San Francisco to secure additional credit in an aggregate principal amount of up to $500.0 million. Borrowings under the facility accrue interest at a rate of 0.35% and must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advances will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. Although loans originated under the PPP have a stated maturity of between two and five years from origination, some of the loans may be forgiven 24 weeks after disbursement if they meet certain specified criteria. The PPPLF advances are also repayable if the underlying PPP loan is repaid by the customer.
With the exception of the issuance of 2025 Notes and the PPPLF advances, there were no material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies have not materially changed during the six months ended June 30, 2020.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of June 30, 2020, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. Small businesses, which constitute a large part of our sellers, have been impacted particularly hard. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending.

The outbreak has adversely impacted, and is likely to continue to adversely impact, our operations and the operations of our customers and business partners. For example, our customer support for Cash App is operating at reduced levels, as certain vendors we have used to perform such functions have had to shut down some operations. The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, suspending external guests from visiting our offices, and canceling, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and any recession or economic downturn that has occurred or may occur in the future.

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

Our participation in government relief programs set up in response to the COVID-19 pandemic, such as facilitating loans to businesses under the Paycheck Protection Program or unemployment benefits and stimulus payments to individuals through Cash App, may subject us to new risks and uncertainties.

Federal, state, local, and foreign governmental authorities have enacted, and may enact in the future, legislation, regulations, and programs in response to the COVID-19 pandemic intended to provide economic relief to businesses and individuals. Our participation in, or facilitation of, such programs may expose us to new risks and uncertainties.

Square Capital is an approved participant under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act

("CARES Act") in response to the COVID-19 pandemic. The program is intended to provide funding for businesses so they can retain employees and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Under the program, Square Capital, through a bank partner, provides small businesses two-year or five-year loans at a fixed interest rate of one percent for up to 2.5 times the borrower’s monthly payroll expenses. The loan is forgiven under the program if the loan proceeds are used for specified expenses, including payroll and benefit costs, rent payments, utilities, and mortgage and certain interest expenses; provided that at least 60% of the loan proceeds are utilized for qualifying payroll costs and the borrower maintains or rehires employees during the specified periods. As of June 30, 2020, Square Capital had facilitated over $873 million of PPP loans. Square Capital has retained some of these PPP loans in its portfolio, but also sold 100% participations in certain PPP loans to an institutional third-party investor. In addition, Square Capital has borrowed money from the Federal Reserve secured by PPP loans in its portfolio.

As a participant in the Paycheck Protection Program, Square Capital is exposed to new risks and uncertainties since certain processes and program requirements are still being developed, iterated upon, and have not yet been tested, which exposes us to risks related to documentation, verification, forgiveness, and servicing of such loans. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation and review and underwriting processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We have become subject to litigation arising as a result of our participation in this program and may in the future become subject to additional lawsuits. If such litigation is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on Square Capital’s business and results of operations.

Separately, the CARES Act also provided for stimulus funds, called economic impact payments, to individuals, expanded eligibility for unemployment benefits, increased the amount of unemployment insurance benefits, and extended the period for such payments. Cash App has been facilitating the payment of unemployment benefits and stimulus funds by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. These federal stimulus programs were set up quickly and under difficult and unprecedented circumstances and the implementation of these programs at the federal, state, and local levels has been complex and difficult, causing them to be more susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of unemployment and stimulus payments may therefore expose us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss.

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

As our revenue has increased, our growth rate has slowed at times in the past and may slow or decline in the future, and our growth rates in each of our reporting segments may vary. Future revenue growth depends on our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers, as well as our ability to attract and retain Cash App customers and grow their use of Cash App services.

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue growth may vary between our two reporting segments. For example, we have experienced a high revenue growth rate in recent periods in our Cash App segment, which has varied and may continue to vary from the growth rate of our Seller segment. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer, both in the seller ecosystem and the Cash App ecosystem. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in our sellers’ customer spending levels. The COVID-19 pandemic has resulted in declines in payment processing activity as certain businesses have been required to close or curtail operations, and accordingly, such reductions have caused declines in our Seller revenue. In addition, we refunded and waived software subscription fees for existing Seller customers during the months of March and April of this year, which lowered our revenue for those months. We also have introduced options for sellers to pause subscriptions temporarily based on their circumstances. Even if we reinstate these subscription fees, there can be no assurances that they will generate revenue at prior levels, as some customers may have closed or curtailed operations or may no longer choose to pay such subscription fees.

The growth of our business depends in part on existing sellers and Cash App customers expanding their use of our products and services. If we are unable to encourage broader use of our services by our sellers and customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and Cash App customers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have experienced rapid growth in the number of monthly transacting active Cash App customers in recent periods. Our level of growth in monthly transacting active Cash App customers and their level of engagement with our products and services are essential to our success and long-term financial performance. However, the growth rate of monthly transacting active Cash App customers has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the network effects of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, and harm to our reputation and brand. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

While we generated net income of $375.4 million for the year ended December 31, 2019, we generated net losses of $38.5 million and $62.8 million for the years ended December 31, 2018 and 2017, respectively. During the six months ended June 30, 2020 and June 30, 2019, we generated net losses of $117.4 million and $44.9 million, respectively. As of June 30, 2020, we had an accumulated deficit of $627.7 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability.

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

We derive a significant portion of our revenue from transaction-based fees we collect in connection with managed payments services in our Seller segment. While Cash App and other products and services we offer have grown in importance to us and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams, or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we may expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. For example, we cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our newer activities may not recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, in 2019, Apple introduced Apple Card, and other companies not traditionally associated with the payments industry may also introduce products or services that are or may become competitive with our business. We compete against many companies both within our seller ecosystem and our Cash App ecosystem to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals using our services, including their names, addresses, social security numbers (or their foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

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

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects in our customer-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, or systems, we may face negative publicity, government investigations, and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited and it is uncertain what effect such diminished control will have on the quality of our products. If there are defects in the manufacture of our hardware products, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, security breaches such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access, or disclosure of, to sensitive, proprietary, or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or errors in our hardware or software design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

Additionally, electronic payment, hardware, and software products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them. If we or our sellers or other customers are unable to anticipate or prevent these attacks, our sellers' or other customers’ businesses may be harmed, our reputation could be damaged, and we could incur significant liability.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. More generally, the COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working online, as well as the increase in electronic payments, e-commerce, and other online activity. As such, the risk of cybersecurity incidents are increasing, and we cannot provide assurances that our preventative efforts will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers, these customers could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

We offer managed payments and other products and services to a large number of customers. We vet and monitor these customers and the payments transactions we process for them as part of our risk management efforts. When our products and services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. These types of illegitimate transactions can also expose us to governmental and regulatory sanctions and potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments services make us a target for illegal or improper uses, including fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Our current business and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and installment loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Furthermore, while we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Consequently, we have seen an increase in chargebacks, and we expect chargebacks to continue to rise as a result of the economic downturn caused by the current COVID-19 pandemic. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. Moreover, since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. This has shifted an increased amount of the risk for certain fraudulent transactions from the issuing banks to these sellers, which has resulted in our having to seek an increased level of reimbursement for chargebacks from our sellers that do not deploy EMV-compliant card readers. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and their customers. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. Small businesses have been disproportionately affected by the COVID-19 pandemic and the related measures taken by governments and private industry to protect the public health such as stay-at-home orders. Many businesses are experiencing reduced sales and are processing fewer payments with us, which has had a negative impact on our results of operations. If they cease to operate, they will likely stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Capital program may slow, or business loans may be paid more slowly, or not at all. In fact, Square Capital temporarily ceased to facilitate new business loans, with the exception of PPP loans, due to the impact of COVID-19, and it is uncertain at what levels Square Capital will begin to facilitate such business loans again. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

Further, our suppliers, distributors, and other third party partners may suffer their own financial and economic challenges. Such suppliers and third parties may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet end customer demands or collect revenue or otherwise could harm our business. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, our investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some office space to subtenants. An economic downturn or extended work from home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space.

We are also monitoring developments related to the decision by the United Kingdom to leave the European Union (EU) on January 31, 2020 and commence a transition period during which the U.K. and EU negotiate their future relationship. Brexit could have significant implications for our business and could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations, and licensing requirements for us as the U.K. determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, on June 15, 2020, the Texas Comptroller’s Office (the “Comptroller”) finalized its audit and informed us that it will be issuing an assessment for $38 million, including interest and penalties, following its sales and use tax audit for the period starting January 1, 2015 through April 30, 2018. The Comptroller alleges that services that we have deemed nontaxable are in fact subject to tax. We strongly disagree with the Comptroller’s classification of these services as taxable and believe our position is supported by state case law and the Comptroller’s own policies. We plan to vigorously defend our position and pursue all available remedies, including possibly through litigation. Should we not prevail, we could be obligated to pay the additional taxes together with associated penalties and interest for the audited periods. Additional taxes, interest, and penalties for subsequent and future periods could be material as well. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, and foreign tax audits relating to income, transfer pricing, sales & use, VAT, and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. For example, various levels of government and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the European Union (“EU”), have increasingly focused on future tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology. These developing changes could affect our financial position and results of operations. In particular, due to the global nature of the Internet, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, income taxes, or other taxes relating to our activities in the internet commerce and financial technology space. New or revised taxes, in particular, sales & use taxes, VAT, and similar taxes, including digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, and certain foreign jurisdictions, have considered or adopted laws or administrative practices that attempt to impose obligations for online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants behalf and take on additional reporting and record-keeping obligations. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

The determination of our worldwide provision for income and other tax liabilities is highly complex and requires significant judgment by management, and there are many transactions during the ordinary course of business where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.

As of June 30, 2020, we had a valuation allowance for deferred tax assets in the United States, Canada, Ireland and Singapore. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

Our current business and anticipated growth, as well as our entry into new lines of business, will continue to place significant demands on our management and other resources. In order to manage our growth effectively, we must continue to strengthen our existing infrastructure and operational procedures, enhance our internal controls and reporting systems, and ensure we timely and accurately address issues as they arise. In particular, our continued growth will increase the challenges involved in:

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

•difficulty in attracting a sufficient number of sellers or Cash App customers;

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

•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy and security, and our due diligence process may not identify compliance issues or other liabilities. Moreover, acquired businesses’ technology stacks may add complexity, resource constraints, and technological debt that makes it difficult and time consuming to achieve such adequate controls, processes, and procedures.

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

•we may have difficulty entering into new market segments or geographic territories;

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

We are dependent on the ability of our products and services to integrate with a variety of operating systems, as well as web browsers, that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile apps. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and may materially and adversely affect our business.

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

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, such as COVID-19, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. In particular, the current COVID-19 pandemic has caused disruptions in our supply chain. To the extent COVID-19 pandemic continues and results in an extended period of travel, commercial, and other similar restrictions, disruptions in our supply chain may continue and cause shortages of our hardware products, which would negatively affect our ability to serve and acquire sellers and could materially and adversely impact our financial results. Moreover, our hardware product development has been negatively affected by the COVID-19 pandemic, as our work with manufacturers in China to develop new products and prototypes has been interrupted by factory shutdowns.

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

We invest broadly in our business, and such investments are driven by our expectations of the future success of a product. For example, our products such as the Square Reader often require investments with long lead times. An inability to correctly forecast the success of a particular product could harm our business. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for our competitors’ products, unanticipated changes in general market or economic conditions, and business closures and other actions taken to combat COVID-19.

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

In addition, adverse changes in macroeconomic conditions as a result of the COVID-19 pandemic have led to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strained our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. As a result, Square Capital ceased to facilitate new business loans, with the exception of PPP loans, during the second quarter. Square Capital recently resumed offering its regular business loans under stricter eligibility criteria, but it remains uncertain at what levels Square Capital will facilitate such business loans. If we fail to correctly predict the likelihood of timely repayment or correctly price such business loans, our business may be materially and adversely affected.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes more stringent data privacy and data protection requirements than prior EU data protection law and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we in certain cases utilize model contracts approved by the EU Commission. On July 16, 2020, the Court of Justice of the European Union (CJEU) issued a decision that may impose additional obligations on companies when relying on those model contracts, in addition to invalidating another method that some companies relied on for transferring personal data from the European Economic Area (EEA) to the United States, the EU-U.S. Privacy Shield. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision, we may be required to take additional steps to legitimize impacted personal data transfers. This could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the United Kingdom, although a Data Protection Act substantially implements the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. The U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K. and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (CCPA) became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, a California ballot initiative that builds upon CCPA has been certified by the California Secretary of State to appear on the ballot in the November 2020 election, other states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating federal privacy legislation. In addition, laws and regulations directed at privacy and data security, and those that have been applied in those areas, may be subject to evolving interpretations or applications. The effects of recently proposed or enacted legislation, including CCPA, potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the United States and in the states where this is required, as well as in some non-U.S. jurisdictions, including the U.K, Ireland, and Australia. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

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

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s obligations. However, appropriately addressing these issues is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Cash App Investing also relies on various third parties, including DriveWealth, to provide services, including managing and executing customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or Cash App Investing.

In the event of any regulatory action or scrutiny, we or Cash App Investing could also be required to make changes to our business practices or compliance programs. In addition, any perceived or actual breach of compliance by Cash App Investing with respect to applicable laws, rules, and regulations could have a significant impact on our reputation, could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk, including litigation against us and potential liability.

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

We may be, and have been, subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand. We also receive significant media attention, which could result in increased litigation or other legal or regulatory reviews and proceedings.

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

As of June 30, 2020, we had 753 issued patents in force in the United States and abroad and 523 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

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

As of June 30, 2020, we had $186.3 million outstanding aggregate principal amount of 2022 Notes, and $862.5 million aggregate principal amount of 2023 Notes, and $1.0 billion outstanding aggregate principal amount of 2025 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, February 15, 2023, in the case of the 2023 Notes, and December 1, 2024, in the case of the 2025 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes for the relevant period in the calendar quarter ending June 30, 2020, the 2022 Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2020. Whether the Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes of a series elect to convert such Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Notes and 2023 Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions of Notes of any series solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 66.1% of the voting power of our combined outstanding capital stock as of June 30, 2020. Our executive officers and directors and their affiliates held approximately 68.6% of the voting power of our combined outstanding capital stock as of June 30, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we issued a total of 250,957 shares of our Class A common stock in connection with the acquisition of a technology company, pursuant to exemptions from registration provided by Section 4(a)(2).

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 to April 30	15,029(i)	$46.81	—	—
May 1 to May 31	3,772(i)	$63.00
June 1 to June 30	724,316(ii)	—	—	—
Total	743,117	$ 50.06(iii)	—	—

(i) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards.
(ii) The Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 12, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's common stock issued to settle the conversion of the 2022 Notes. The note hedges were net shares settled and the Company received 724,316 shares of the Company's common stock from the counterparties in June of 2020.
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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Revolving Credit Agreement, dated as of May 1, 2020, by and among Square, Inc., as borrower, the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	May 6, 2020
10.2	First Amendment to Credit Agreement, dated as of May 28, 2020, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	June 3, 2020
10.3	Paycheck Protection Program Liquidity Facility Letter of Agreement, dated as of June 2, 2020.	8-K	001-37622	10.2	June 3, 2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

SQUARE, INC.

Date:	August 5, 2020	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)