Form 10-Q
period 2020-09-30
Square, Inc.
filed 2020-11-05
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, the number of shares of the registrant’s Class A common stock outstanding was 383,805,972 and the number of shares of the registrant’s Class B common stock outstanding was 67,130,828.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic and related public health measures on our business, customers, and employees, our expectations regarding transaction and loan losses, the potential exposure as a non-bank participant in the Paycheck Protection Program ("PPP") and its effect on our liquidity and financial results and the ability of our customers to comply with requirements and otherwise perform with respect to loans obtained under such program, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Seller ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,118,808	$1,047,118
Investments in short-term debt securities	762,434	492,456
Settlements receivable	846,786	588,692
Customer funds	1,850,963	676,292
Loans held for sale	524,173	164,834
Other current assets	388,106	250,409
Total current assets	6,491,270	3,219,801
Property and equipment, net	195,937	149,194
Goodwill	300,620	266,345
Acquired intangible assets, net	107,562	69,079
Investments in long-term debt securities	399,122	537,303
Operating lease right-of-use assets	450,183	113,148
Other non-current assets	169,582	196,388
Total assets	$8,114,276	$4,551,258
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$2,723,083	$1,273,135
Settlements payable	150,705	95,834
Accrued expenses and other current liabilities	427,386	297,841
Operating lease liabilities, current	51,041	27,275
PPP Liquidity Facility advances	473,496	—
Total current liabilities	3,825,711	1,694,085
Long-term debt	1,758,611	938,832
Operating lease liabilities, non-current	384,983	108,830
Other non-current liabilities	82,136	94,461
Total liabilities	6,051,441	2,836,208
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at September 30, 2020 and December 31, 2019. None issued and outstanding at September 30, 2020 and December 31, 2019.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at September 30, 2020 and December 31, 2019; 380,355,619 and 352,386,562 issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 67,339,578 and 80,410,158 issued and outstanding at September 30, 2020 and December 31, 2019, respectively.	—	—
Additional paid-in capital	2,642,107	2,223,749
Accumulated other comprehensive income	11,910	1,629
Accumulated deficit	(591,182)	(510,328)
Total stockholders’ equity	2,062,835	1,715,050
Total liabilities and stockholders’ equity	$8,114,276	$4,551,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Transaction-based revenue	$925,294	$816,622	$2,365,967	$2,248,894
Subscription and services-based revenue	447,522	279,801	1,090,032	750,041
Hardware revenue	27,294	21,766	67,291	62,238
Bitcoin revenue	1,633,764	148,285	2,815,318	338,898
Total net revenue	3,033,874	1,266,474	6,338,608	3,400,071
Cost of revenue:
Transaction-based costs	522,680	519,312	1,376,565	1,418,730
Subscription and services-based costs	66,786	63,352	157,666	183,994
Hardware costs	45,220	35,672	107,907	95,881
Bitcoin costs	1,601,615	146,167	2,759,082	333,801
Amortization of acquired technology	3,118	1,934	7,669	5,029
Total cost of revenue	2,239,419	766,437	4,408,889	2,037,435
Gross profit	794,455	500,037	1,929,719	1,362,636
Operating expenses:
Product development	226,567	168,771	628,378	497,322
Sales and marketing	348,463	149,467	781,094	439,601
General and administrative	153,902	115,980	419,783	318,086
Transaction and loan losses	15,198	32,722	161,684	94,827
Amortization of acquired customer assets	983	1,003	2,778	3,591
Total operating expenses	745,113	467,943	1,993,717	1,353,427
Operating income (loss)	49,342	32,094	(63,998)	9,209
Interest expense, net	14,980	5,632	38,955	15,456
Other expense (income), net	(784)	(5,541)	(20,513)	6,988
Income (loss) before income tax	35,146	32,003	(82,440)	(13,235)
Provision (benefit) for income taxes	(1,369)	2,606	(1,586)	2,259
Net income (loss)	$36,515	$29,397	$(80,854)	$(15,494)
Net income (loss) per share:
Basic	$0.08	$0.07	$(0.18)	$(0.04)
Diluted	$0.07	$0.06	$(0.18)	$(0.04)
Weighted-average shares used to compute net income (loss) per share
Basic	444,458	427,124	439,855	423,239
Diluted	488,069	466,099	439,855	423,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$36,515	$29,397	$(80,854)	$(15,494)
Net foreign currency translation adjustments	9,111	(2,812)	7,090	(2,285)
Net unrealized gain on revaluation of intercompany loans	—	—	—	75
Net unrealized gain (loss) on marketable debt securities	(1,567)	1,351	3,191	5,876
Total comprehensive income (loss)	$44,059	$27,936	$(70,573)	$(11,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(80,854)	$(15,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,741	56,879
Non-cash interest and other	52,384	24,697
Loss on extinguishment of long-term debt	2,393	—
Share-based compensation	284,129	217,980
Loss (gain) on revaluation of equity investment	(20,999)	16,467
Non-cash lease expense	50,782	21,950
Transaction and loan losses	161,684	94,827
Change in deferred income taxes	(3,375)	(1,054)
Changes in operating assets and liabilities:
Settlements receivable	(284,649)	(215,594)
Customer funds	(885,259)	(202,718)
Purchase of loans held for sale	(1,620,057)	(1,596,394)
Sales and principal payments of loans held for sale	1,226,994	1,547,158
Customers payable	1,445,608	519,123
Settlements payable	54,871	27,460
Charge-offs to accrued transaction losses	(55,361)	(56,486)
Other assets and liabilities	(129,155)	(34,218)
Net cash provided by operating activities	260,877	404,583
Cash flows from investing activities:
Purchase of marketable debt securities	(966,278)	(758,969)
Proceeds from maturities of marketable debt securities	404,931	325,682
Proceeds from sale of marketable debt securities	432,162	327,247
Purchase of marketable debt securities from customer funds	(552,411)	(237,640)
Proceeds from maturities of marketable debt securities from customer funds	237,000	115,200
Proceeds from sale of marketable debt securities from customer funds	28,457	—
Purchase of property and equipment	(86,353)	(45,826)
Payments for other investments	—	(2,000)
Business combinations, net of cash acquired	(29,221)	(20,372)
Net cash used in investing activities	(531,713)	(296,678)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	986,241	—
Purchase of convertible senior note hedges	(149,200)	—
Proceeds from issuance of warrants	99,500	—
Proceeds from PPP Liquidity Facility advances	473,496	—
Payments for tax withholding related to vesting of restricted stock units	(182,607)	(164,044)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	106,600	81,781
Other financing activities	(2,606)	(3,946)
Net cash provided by (used in) financing activities	1,331,424	(86,209)
Effect of foreign exchange rate on cash and cash equivalents	772	(673)
Net increase in cash, cash equivalents, and restricted cash	1,061,360	21,023
Cash, cash equivalents, and restricted cash, beginning of period	1,098,706	632,847
Cash, cash equivalents, and restricted cash, end of period	$2,160,066	$653,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$1,715,050
Net loss	—	—	—	—	(105,891)	(105,891)
Shares issued in connection with employee stock plans	5,222,525	—	31,406	—	—	31,406
Issuance of common stock in connection with business combination	357,017	—	14,999	—	—	14,999
Change in other comprehensive loss	—	—	—	(5,061)	—	(5,061)
Share-based compensation	—	—	79,562	—	—	79,562
Tax withholding related to vesting of restricted stock units	(722,606)	—	(48,772)	—	—	(48,772)
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	152,258	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	(149,200)	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	99,500	—	—	99,500
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	1,109,980	—	24,094	—	—	24,094
Balance at March 31, 2020	438,763,636	—	2,427,596	(3,432)	(616,219)	1,807,945
Net loss	—	—	—	—	(11,478)	(11,478)
Shares issued in connection with employee stock plans	4,802,969	—	46,679	—	—	46,679
Issuance of common stock in connection with business combination	250,957	—	20,320	—	—	20,320
Change in other comprehensive loss	—	—	—	7,798	—	7,798
Share-based compensation	—	—	99,925	—	—	99,925
Tax withholding related to vesting of restricted stock units	(703,895)	—	(44,882)	—	—	(44,882)
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(724,316)	—	—	—	—	—
Balance at June 30, 2020	442,389,351	—	2,549,638	4,366	(627,697)	1,926,307
Net income	—	—	—	—	36,515	36,515
Shares issued in connection with employee stock plans	4,246,489	—	28,514	—	—	28,514
Change in other comprehensive loss	—	—	—	7,544	—	7,544
Share-based compensation	—	—	114,172	—	—	114,172
Tax withholding related to vesting of restricted stock units	(694,266)	—	(88,953)	—	—	(88,953)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	1,753,623	—	38,736	—	—	38,736
Balance at September 30, 2020	447,695,197	$—	$2,642,107	$11,910	$(591,182)	$2,062,835

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	loss	deficit	equity
Balance at December 31, 2018	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net loss	—	—	—	—	(38,151)	(38,151)
Shares issued in connection with employee stock plans	5,582,633	—	25,364	—	—	25,364
Change in other comprehensive loss	—	—	—	2,629	—	2,629
Share-based compensation	—	—	62,835	—	—	62,835
Tax withholding related to vesting of restricted stock units	(741,324)	—	(50,801)	—	—	(50,801)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	43	—	1	—	—	1
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(250,614)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	(14,798)		(789)	—	—	(789)
Balance at March 31, 2019	421,623,946	—	2,048,938	(3,424)	(923,925)	1,121,589
Net loss	—	—	—	—	(6,740)	(6,740)
Shares issued in connection with employee stock plans	5,371,051	—	41,593	—	—	41,593
Change in other comprehensive loss	—	—	—	2,498	—	2,498
Share-based compensation	—	—	81,392	—	—	81,392
Tax withholding related to vesting of restricted stock units	(777,006)	—	(55,862)	—	—	(55,862)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	86	—	2	—	—	2
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	(84)	—	—	—	—	—
Balance at June 30, 2019	426,217,993	—	2,116,063	(926)	(930,665)	1,184,472
Net income	—	—	—	—	29,397	29,397
Shares issued in connection with employee stock plans	3,657,559	—	14,860	—	—	14,860
Change in other comprehensive loss	—	—	—	(1,461)	—	(1,461)
Share-based compensation	—	—	79,907	—	—	79,907
Tax withholding related to vesting of restricted stock units	(801,744)	—	(57,381)	—	—	(57,381)
Balance at September 30, 2019	429,073,808	$—	$2,153,449	$(2,387)	$(901,268)	$1,249,794

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other future annual or interim period.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The Company operates in geographic locations that have been impacted by COVID-19 and that are subject to various mandated public health ordinances, which have impacted the business operations of the Company and its customers. As a consequence of the pandemic and evolving public health orders, the Company’s customers will continue to be exposed to various uncertainties that could negatively impact their ability to repay outstanding amounts, or even continue in business. The Company continues to revise and update the carrying values of its assets or liabilities based on estimates, judgments and circumstances it is aware of, particularly, the expected impact of COVID-19.

Due to the impact of the COVID-19 outbreak, the Company’s estimates of accrued transaction losses and valuation of loans held for sale were subject to greater uncertainty. The Company's estimates were based on historical experience, adjusted for market data relevant to the current economic environment. Additionally, the Company incorporated market data for similar historical periods of recessionary economic conditions and uncertainty in developing such estimates and assumptions. See Note 10, Other Consolidated Balance Sheet Components (Current), for further details on transaction losses and Note 5, Fair Value of Financial Instruments, for further details on amortized cost over fair value of the loans. These estimates may change, as new events develop and additional information is obtained. The Company has continued to refine its estimates for transaction and loan losses based on actual realized results. The Company's realized transaction losses for the first and second quarters of 2020 have been better than the estimated losses which has led to releases of prior period reserves in the third quarter of 2020. Actual results could differ from the estimates, and such differences may be material to the Company's financial statements.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2020 and September 30, 2019, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 52% and 36% of settlements receivable as of September 30, 2020. As of December 31, 2019, the Company had three parties that represented approximately 48%, 29%, and 9% of settlements receivable. All other third-party processors were insignificant.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The new guidance eliminated the requirement to calculate the implied fair value of goodwill assuming a hypothetical purchase price allocation (i.e., Step 2 of the goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. This standard should be adopted when the Company performs its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied on a prospective basis. The Company adopted this guidance effective January 1, 2020 and will apply the guidance during its annual goodwill impairment test for the year ending December 31, 2020. As of June 30, 2020, the Company applied the guidance during its change from one to two reportable segments to more accurately reflect the manner in which its CODM reviews and assesses performance. The goodwill impairment test was performed immediately before and after the reorganization and goodwill was reassigned to the two reportable segments. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which removed, modified, and added disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. The Company adopted this guidance effective January 1, 2020 and has applied the guidance prospectively, and included additional disclosures required by the new guidance relating to significant unobservable inputs used to develop Level 3 fair value measurements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments clarify the scope of the credit losses standard and hedge accounting among other things. The Company adopted ASC 326 on January 1, 2020 for credit losses. With respect to hedge accounting, the amendments address partial-term fair value hedges and fair value hedge basis adjustments, among other things. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted as long an entity has also adopted the amendments in ASU No. 2016-13. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures. Entities that have already adopted ASU No. 2017-12 are permitted to elect either retrospectively or prospectively adopt the amendments. The Company had previously adopted ASU No. 2017-12 on January 1, 2019 and therefore is eligible to and has prospectively adopted the amendments.

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

Recently issued accounting pronouncements not yet adopted

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP the separation models for convertible debt with cash conversion features. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the

"if-converted" method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company expects to early adopt the new guidance on January 1, 2021 using the modified retrospective approach with the cumulative effect of adoption recognized at the date of initial application through an adjustment to the opening balance of retained earnings. The Company expects the adoption of this guidance will result in a material reclassification from equity to debt, as well as a reduction in interest expense.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from Contracts with Customers:
Transaction-based revenue	$925,294	$816,622	$2,365,967	$2,248,894
Subscription and services-based revenue	432,394	239,895	1,017,040	645,588
Hardware revenue	27,294	21,766	67,291	62,238
Bitcoin revenue	1,633,764	148,285	2,815,318	338,898
Revenue from other sources:
Subscription and services-based revenue	$15,128	$39,906	$72,992	$104,453

The deferred revenue balances were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred revenue, beginning of the period	$51,549	$44,812	$44,331	$36,451
Deferred revenue, end of the period	53,166	45,263	53,166	45,263
Deferred revenue arising from business combination	800	—	800	—
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$17,560	$12,656	$33,885	$28,280

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of September 30, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$184,330	$931	$(490)	$184,771
Corporate bonds	87,137	296	(208)	87,225
Commercial paper	4,999	—	—	4,999
Municipal securities	9,965	67	(35)	9,997
U.S. government securities	410,310	1,921	(571)	411,660
Foreign government securities	63,462	387	(67)	63,782
Total	$760,203	$3,602	$(1,371)	$762,434

Long-term debt securities:
U.S. agency securities	$154,059	$758	$(575)	$154,242
Corporate bonds	148,437	1,158	(319)	149,276
Municipal securities	2,870	40	(91)	2,819
U.S. government securities	81,928	758	(897)	81,789
Foreign government securities	10,923	157	(84)	10,996
Total	$398,217	$2,871	$(1,966)	$399,122

The Company's short-term and long-term investments as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$131,124	$409	$(11)	$131,522
Corporate bonds	67,169	580	(28)	67,721
Municipal securities	6,667	109	—	6,776
U.S. government securities	264,069	1,083	(17)	265,135
Foreign government securities	21,270	48	(16)	21,302
Total	$490,299	$2,229	$(72)	$492,456

Long-term debt securities:
U.S. agency securities	$63,645	$612	$(189)	$64,068
Corporate bonds	141,307	1,832	(61)	143,078
Municipal securities	9,594	151	(39)	9,706
U.S. government securities	294,682	1,287	(190)	295,779
Foreign government securities	24,625	86	(39)	24,672
Total	$533,853	$3,968	$(518)	$537,303

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	September 30, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$58,213	$(490)	$—	$—	$58,213	$(490)
Corporate bonds	26,072	(208)	—	—	26,072	(208)
Municipal securities	4,118	(35)	—	—	4,118	(35)
U.S. government securities	17,399	(571)	—	—	17,399	(571)
Foreign government securities	25,285	(67)	—	—	25,285	(67)
Total	$131,087	$(1,371)	$—	$—	$131,087	$(1,371)

Long-term debt securities:
U.S. agency securities	$15,642	$(575)	$—	$—	$15,642	$(575)
Corporate bonds	51,021	(319)	—	—	51,021	(319)
Municipal securities	577	(91)	—	—	577	(91)
U.S. government securities	—	(897)	—	—	—	(897)
Foreign government securities	347	(84)	—	—	347	(84)
Total	$67,587	$(1,966)	$—	$—	$67,587	$(1,966)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$23,896	$(9)	$4,996	$(2)	$28,892	$(11)
Corporate bonds	5,507	(27)	2,502	(1)	8,009	(28)
U.S. government securities	21,481	(8)	14,984	(9)	36,465	(17)
Foreign government securities	13,499	(16)	—	—	13,499	(16)
Total	$64,383	$(60)	$22,482	$(12)	$86,865	$(72)

Long-term debt securities:
U.S. agency securities	$16,740	$(189)	$—	$—	$16,740	$(189)
Corporate bonds	16,708	(61)	—	—	16,708	(61)
Municipal securities	1,005	(39)	—	—	1,005	(39)
U.S. government securities	42,210	(162)	—	(28)	42,210	(190)
Foreign government securities	16,383	(39)	—	—	16,383	(39)
Total	$93,046	$(490)	$—	$(28)	$93,046	$(518)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$760,203	$762,434
Due in one to five years	398,217	399,122
Total	$1,158,420	$1,161,556

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2020	December 31, 2019
Cash	$146,422	$422,459
Cash Equivalents:
Money market funds	1,024,277	233
Reverse repurchase agreement (i)	75,038	—
U.S. agency securities	—	8,585
U.S. government securities	79,293	6,984
Short-term debt securities:
U.S. agency securities	106,855	—
U.S. government securities	419,078	238,031
Total	$1,850,963	$676,292

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to the short term nature.

The Company's investments within customer funds as of September 30, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$106,799	$56	$—	$106,855
U.S. government securities	419,073	150	(145)	419,078
Total	$525,872	$206	$(145)	$525,933

The Company's investments within customer funds as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. government securities	$237,909	$144	$(22)	$238,031
Total	$237,909	$144	$(22)	$238,031

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2020 and December 31, 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	September 30, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	65,567	(145)	—	—	65,567	(145)
Total	$65,567	$(145)	$—	$—	$65,567	$(145)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$56,984	$(22)	$—	$—	$56,984	$(22)
Total	$56,984	$(22)	$—	$—	$56,984	$(22)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's investments within customer funds as of September 30, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$525,872	$525,933
Due in one to five years	—	—
Total	$525,872	$525,933

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$891,973	$—	$—	$213,576	$—	$—
U.S. agency securities	—	24,999	—	—	19,976	—
U.S. government securities	28,643	—	—	46,914	—	—
Customer funds:
Money market funds	1,024,277	—	—	233	—	—
Reverse repurchase agreement	75,038	—	—	—	—	—
U.S. agency securities	—	106,855	—	—	8,585	—
U.S. government securities	498,371	—	—	245,015	—	—
Short-term debt securities:
U.S. agency securities	—	184,771	—	—	131,522	—
Corporate bonds	—	87,225	—	—	67,721	—
Commercial paper	—	4,999	—	—	—	—
Municipal securities	—	9,997	—	—	6,776	—
U.S. government securities	411,660	—	—	265,135	—	—
Foreign government securities	—	63,782	—	—	21,302	—
Long-term debt securities:
U.S. agency securities	—	154,242	—	—	64,068	—
Corporate bonds	—	149,276	—	—	143,078	—
Municipal securities	—	2,819	—	—	9,706	—
U.S. government securities	81,789	—	—	295,779	—	—
Foreign government securities	—	10,996	—	—	24,672	—
Total	$3,011,751	$799,961	$—	$1,066,652	$497,406	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2025 Notes	$850,524	$1,522,040	$—	$—
2023 Notes	772,037	1,862,207	748,564	962,516
2022 Notes	136,050	1,037,164	190,268	578,817
Total	$1,758,611	$4,421,411	$938,832	$1,541,333

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$524,173	$532,625	$164,834	$173,360

For the three and nine months ended September 30, 2020, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.2 million and $25.7 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $5.3 million and $18.4 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding as of September 30, 2020, the Company considered other relevant market data in developing such estimates and assumptions, including the impact of the COVID-19 outbreak, as well as the conditions and uncertainty experienced during similar historical periods of recessionary economic conditions. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of September 30, 2020, $462.1 million of the carrying value of loans held for sale was attributable to loans under the PPP. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of September 30, 2020 were immaterial.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2020 and 2019, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements	$152,917	$111,942
Computer equipment	118,533	106,469
Capitalized software	108,213	81,984
Office furniture and equipment	32,451	27,328
Total	412,114	327,723
Less: Accumulated depreciation and amortization	(216,177)	(178,529)
Property and equipment, net	$195,937	$149,194

Depreciation and amortization expense on property and equipment was $15.4 million and $48.2 million for the three and nine months ended September 30, 2020, respectively. Depreciation and amortization expense on property and equipment was $15.3 million and $45.6 million for the three and nine months ended September 30, 2019, respectively. Included in office furniture and equipment and computer equipment as of September 30, 2020 and December 31, 2019 was $16.0 million and $13.1 million related to finance leased assets with an accumulated depreciation of $12.9 million and $10.7 million, respectively.

NOTE 7 - ACQUISITIONS

In the nine months ended September 30, 2020, the Company completed certain acquisitions for a total consideration of $76.4 million comprised of $41.1 million in cash and $35.3 million in Class A common stock. Of the total purchase consideration, $34.0 million was allocated to goodwill which was primarily attributable to the value of expected synergies created by incorporating the acquired technologies into the Company's technology platform and the value of the assembled workforce, while $51.1 million was allocated to intangible assets. None of the goodwill generated from the acquisitions or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 8 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2019	$266,345
Acquisitions	33,984
Other adjustments	291
Balance at September 30, 2020	$300,620

The Company performs an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired.

Effective June 30, 2020, the Company changed its operating and reporting segments to reflect the manner in which the Chief Operating Decision Maker (CODM) reviews and assesses performance. Accordingly, the Company has two operating and reportable segments, which are Seller and Cash App (defined further in Note 18, Segment and Geographical Information), effective June 30, 2020. The Company allocated $183.4 million and $112.4 million of the goodwill balance at June 30, 2020 to Seller and Cash App, respectively. In addition, the Company completed an assessment of any potential goodwill impairment for the reporting units immediately before and after the reallocation and determined that no impairment existed as of June 30, 2020. As of September 30, 2020 goodwill allocated to Seller and Cash App segments amounted to $187.9 million and $112.7 million, respectively.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at September 30, 2020
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	6 years	$94,152	$(39,547)	$54,605
Customer assets	12 years	48,372	(9,712)	38,660
Trade name	6 years	18,269	(7,054)	11,215
Other	8 years	5,715	(2,633)	3,082
Total		$166,508	$(58,946)	$107,562

	Balance at December 31, 2019
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$53,900	$(31,873)	$22,027
Customer assets	12 years	44,000	(6,934)	37,066
Trade name	4 years	11,300	(4,473)	6,827
Other	8 years	5,299	(2,140)	3,159
Total		$114,499	$(45,420)	$69,079

All intangible assets are amortized over their estimated useful lives. As a result of the COVID-19 pandemic, the Company performed an impairment assessment of its intangible assets as of September 30, 2020, and concluded that no impairment charges were required.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Acquired intangible assets, net, beginning of the period	$99,802	$84,216	$69,079	$77,102
Acquisitions	12,100	—	51,109	14,559
Amortization expense	(5,236)	(3,841)	(13,522)	(11,286)
Transfer to assets held for sale	—	(7,582)	—	(7,582)
Other Adjustments	896	—	896	—
Acquired intangible assets, net, end of the period	$107,562	$72,793	$107,562	$72,793

The estimated future amortization expense of intangible assets in future periods as of September 30, 2020 is as follows (in thousands):

Remainder of 2020	$5,277
2021	20,595
2022	18,521
2023	17,270
2024	14,292
Thereafter	31,607
Total	$107,562

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets
The following table presents the detail of other current assets (in thousands):

	September 30, 2020	December 31, 2019
Inventory, net	$70,422	$47,683
Restricted cash	27,556	38,873
Processing costs receivable	147,021	67,281
Prepaid expenses	25,430	22,758
Accounts receivable, net	39,612	33,863
Other	78,065	39,951
Total	$388,106	$250,409

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	September 30, 2020	December 31, 2019
Accrued expenses	$146,485	$128,387
Square Payroll payable (i)	42,246	27,969
Accrued transaction losses (ii)	86,935	34,771
Accounts payable	36,384	42,116
Deferred revenue, current	46,098	38,104
Other	69,238	26,494
Total	$427,386	$297,841

(i)    Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

(ii)    The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. During the first and second quarters of 2020, the Company revised its estimates to reflect expected increased chargebacks from non-delivery of goods and services as well as increased failure rates of its sellers due to the COVID-19 outbreak. During the third quarter of 2020, the Company continued to further revise its estimates for transaction losses and as a result of better than expected performance, and the Company released previously established risk loss provisions for the first and second quarter of 2020 amounting to $39.6 million.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accrued transaction losses, beginning of the period	$109,061	$39,630	$34,771	$33,682
Provision for transaction losses	(4,549)	18,225	107,524	60,223
Charge-offs to accrued transaction losses	(17,577)	(20,436)	(55,360)	(56,486)
Accrued transaction losses, end of the period	$86,935	$37,419	$86,935	$37,419

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $103.9 million and $200.9 million for the three and nine months ended September 30, 2020, respectively, and $17.3 million and $67.3 million for the three and nine months ended September 30, 2019, respectively, for such losses.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2020	December 31, 2019
Investment in non-marketable equity securities (i)	$130,999	$110,000
Non-current lease prepayments (ii)	—	45,738
Restricted cash	13,702	12,715
Other	24,881	27,935
Total	$169,582	$196,388

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes. The Company recorded adjustments to the carrying value, with a gain of $21.0 million during the second quarter of 2020, for observable price changes. The adjustments were recorded in Other income (expense) in the condensed consolidated statement of operations.

(ii) The non-current lease prepayments as of December 31, 2019, have been reclassified to the operating lease right-of-use assets upon lease commencement.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2020	December 31, 2019
Statutory liabilities (i)	$69,010	$54,762
Deferred revenue, non-current	7,068	6,227
Other	6,058	33,472
Total	$82,136	$94,461

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

Loans under the 2020 Credit Facility bear interest at the Company's option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The credit agreement includes provisions allowing the Company to replace or update LIBOR with a replacement rate. The margin is determined based on the Company’s total net leverage ratio, as defined in the agreement. The Company is obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. The 2020 Credit Facility has certain restrictions including the amount and type of borrowing arrangements that are permitted. The Company incurred $0.2 million and $0.5 million in unused commitment fees during the three and nine months ended September 30, 2020, respectively, compared to $0.1 million and $0.4 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

Paycheck Protection Program Liquidity Facility
On June 2, 2020, Square Capital was approved to borrow under the PPPLF with the Federal Reserve Bank of San Francisco, at an annual interest rate of 0.35%. The PPPLF extends credit to eligible financial institutions that have originated or purchased PPP loans. Advances under the PPPLF are non-recourse and are secured by a pledge of PPP loans held by Square Capital up to an aggregate principal amount of $500.0 million. The maturity date of any PPPLF loan will be the maturity date of the PPP loans pledged to secure such PPPLF loan. The maturity date of any PPPLF loan will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing such PPPLF loan; or (ii) the date of purchase by the SBA from Square Capital of any PPP loan securing such PPPLF loan to realize on the SBA’s guarantee of such PPP loan. The maturity date of all PPPLF Loans shall be accelerated upon the occurrence of certain events of default by Square Capital, including but not limited to the failure to comply with a requirement of the PPPLF agreement or any representation, warranty, or covenant of Square Capital under the PPPLF agreement being inaccurate on or as of the date it is deemed to be made or on any date on which an PPPLF loan remains outstanding. The Company can also at its option prepay the advances in full or in part without penalty. Square Capital also shall prepay PPPLF loans so that the amount of any PPPLF loans outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF loans. As of September 30, 2020, $473.5 million of PPPLF advances were outstanding.

Convertible Senior Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes (2025 Notes). The 2025 Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2025 Notes) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Notes for redemption, such 2025 Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2025 Notes were not met during the nine months period ended September 30, 2020. The Company may redeem for cash all or any part of the 2025 notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

As of September 30, 2020, the if-converted value of the 2025 Notes exceeded the outstanding principal amount by $343.3 million.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, following specified corporate events that occur prior to the maturity date, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert their notes in connection with such an event. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company's current policy is to settle conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances required to allow the holders to convert their 2023 Notes during the nine months period ended September 30, 2020 were not met. The circumstances to allow conversions in the fourth quarter of 2020 have been met.

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

As of September 30, 2020, the if-converted value of the 2023 Notes exceeded the outstanding principal amount by $938.4 million.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their notes in connection with such an event in certain circumstances. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through September 30, 2020. As of September 30, 2020, certain holders of the 2022 Notes have converted an aggregate principal amount of $294.0 million of their Notes, of which $65.7 million was converted during the nine months ended September 30, 2020. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 10.2 million shares of the Company's Class A common stock. The conversions during the nine months ended September 30, 2020 were settled entirely in shares of the Company's Class A common stock. The Company currently expects to settle future conversions entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The debt component associated with the 2022 Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment of $7.4 million, of which $2.4 million was recorded during the nine months ended September 30, 2020, as the difference between the estimated fair value and the carrying value of such 2022

Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes.

As of September 30, 2020, the if-converted value of the 2022 Notes exceeded the outstanding principal amount by $888.2 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
September 30, 2020
2025 Notes	$1,000,000	$(137,518)	$(11,958)	$850,524
2023 Notes	862,500	(87,749)	(2,714)	772,037
2022 Notes	146,007	(8,961)	(996)	136,050
Total	$2,008,507	$(234,228)	$(15,668)	$1,758,611

December 31, 2019
2023 Notes	$862,500	$(110,518)	$(3,418)	$748,564
2022 Notes	211,726	(19,312)	(2,146)	190,268
Total	$1,074,226	$(129,830)	$(5,564)	$938,832

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
September 30, 2020
2025 Notes	$154,600	$(2,342)	$152,258
2023 Notes	155,250	(1,231)	154,019
2022 Notes	28,605	(764)	27,841
Total	$338,455	$(4,337)	$334,118

December 31, 2019
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	$196,731	$(2,339)	$194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,544	$1,277	$4,482	$3,831
Amortization of debt discount and issuance costs	17,516	9,843	47,624	29,176
Total	$19,060	$11,120	$52,106	$33,007

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the

2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and as of September 30, 2020, the Company has received 7.9 million shares of the Company's Class A common stock from the 2017 Counterparties, of which 0.7 million was received in the nine months ended September 30, 2020.

NOTE 13 - INCOME TAXES
The Company recorded an income tax benefit of $1.4 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, compared to an income tax expense of $2.6 million and $2.3 million for the three and nine months ended September 30, 2019, respectively. The income tax benefit recorded for the three and nine months ended September 30, 2020 is primarily due to a release in the valuation allowances as a result of recently acquired deferred tax liabilities offset by foreign income tax expense net of excess stock-based compensation tax deductions. The difference between the income tax benefit for the three and nine months ended September 30, 2020 and the income tax expense for the three and nine months ended September 30, 2019 primarily relates to the release of valuation allowances as a result of recently acquired deferred tax liabilities and excess stock-based compensation tax deductions.

The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of September 30, 2020, the Company retains a full valuation allowance on its net deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The tax provision for the three and nine months ended September 30, 2020 and September 30, 2019, is calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year.

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

NOTE 14 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of September 30, 2020, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of September 30, 2020, there were 380,355,619 shares of Class A common stock and 67,339,578 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

Warrants

In conjunction with the 2025 Notes offering, the Company sold the 2025 warrants whereby the 2020 Counterparties have the option to purchase a total of approximately 8.26 million shares of the Company’s Class A common stock at a price of $161.34 per share. None of the 2025 warrants were exercised as of September 30, 2020 and expire on June 1, 2025.

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the 2018 Counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. None of the 2023 warrants were exercised as of September 30, 2020 and expire on August 15, 2023.

In conjunction with the 2022 Notes offering, the Company sold the 2022 warrants whereby the 2017 Counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the 2022 warrants were exercised as of September 30, 2020 and expire on June 1, 2022.

Conversion of 2022 Notes

In connection with the conversion of certain of the 2022 Notes, the Company issued 2.9 million shares of Class A common stock in the nine months ended September 30, 2020.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then assigns the responsibilities to the Compensation Committee. As of September 30, 2020, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 22,654,778, and 97,989,842 shares were available for future issuance. As of September 30, 2020, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 10,776,196.

A summary of stock option activity for the nine months ended September 30, 2020 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	23,619,804	$12.66	4.89	$1,191,746
Granted	1,538,109	59.46
Exercised	(8,430,923)	9.98
Forfeited	(340,594)	61.20
Balance at September 30, 2020	16,386,396	$17.40	4.60	$2,378,524

Options exercisable as of September 30, 2020	14,389,236	$11.53	4.00	$2,172,994

Restricted Stock Activity
Activity related to RSAs and RSUs during the nine months ended September 30, 2020 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	13,917,461	$49.90
Granted	9,740,495	68.25
Vested	(5,521,432)	41.08
Forfeited	(1,091,946)	55.30
Unvested as of September 30, 2020	17,044,578	$62.93

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
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$100	$38	$271	$88
Product development	78,682	56,321	205,647	155,114
Sales and marketing	12,063	6,269	27,354	20,304
General and administrative	19,544	14,798	50,600	42,474
Total	$110,389	$77,426	$283,872	$217,980

The Company recorded $3.3 million and $12.1 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and nine months ended September 30, 2020, respectively, compared to $5.1 million and $14.1 million during the three and nine months ended September 30, 2019, respectively, which are included in the table above.

The Company capitalized $3.8 million and $9.5 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2020, respectively, compared to $2.4 million and $6.0 million during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, there was $1.2 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.8 years.

NOTE 15 - NET INCOME (LOSS) PER SHARE
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$36,515	$29,397	$(80,854)	$(15,494)
Denominator:
Basic shares:
Weighted-average common shares outstanding	445,074	427,906	440,540	423,957
Weighted-average unvested shares	(616)	(782)	(685)	(718)
Weighted-average shares used to compute basic net income (loss) per share	444,458	427,124	439,855	423,239
Diluted shares:
Stock options and restricted stock units	25,861	28,549	—	—
Convertible senior notes	—	—	—	—
Common stock warrants	17,445	10,372	—	—
Employee stock purchase plan	305	54	—	—
Weighted-average shares used to compute diluted net income (loss) per share	488,069	466,099	439,855	423,239
Net income (loss) per share:
Basic	$0.08	$0.07	$(0.18)	$(0.04)
Diluted	$0.07	$0.06	$(0.18)	$(0.04)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and restricted stock units	9,425	15,113	35,863	46,045
Common stock warrants	21,071	19,880	36,556	30,252
Convertible senior notes	26,738	20,305	25,532	20,305
Unvested shares	616	782	685	718
Employee stock purchase plan	268	189	897	217
Total anti-dilutive securities	58,118	56,269	99,533	97,537

NOTE 16 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 17, Commitments and Contingencies. The lease commencement date varies by floor beginning in May 2020 through November 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of September 30, 2020, the Company had recorded right-of-use assets of $18.3 million and associated lease liabilities of $27.4 million related to this lease arrangement.

NOTE 17 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco, and offices in Oakland, New York and St. Louis. The Company's leases have remaining lease terms of 1 to 12 years, some of which include options to extend for one or more 5-year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. The Company elected to apply the short-term lease measurement and recognition exemption to its leases where applicable. Generally, operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments, generally for the base non-cancellable lease term on the lease commencement date of each lease. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. The Company's lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. The Company records the amortization of the right-of-use asset and the accretion of lease liability as a component of rent expense in the consolidated statement of operations.

In December 2018, the Company entered into a lease arrangement for 355,762 square feet of office space in Oakland, California for a term of 12 years with options to extend the lease term for two 5-year terms. The lease commencement date was January 15, 2020. In July 2019, the Company entered into a lease arrangement for 226,158 square feet of office space in St Louis, Missouri, with an affiliate of one of the Company’s co-founders, Mr. Jim McKelvey, who is also a Company stockholder and a member of its board of directors, for a term of 15.5 years with options to extend the lease term for two 5 year terms. The Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. The lease commencement date varies by floor beginning in May 2020 with total future minimum lease payments over the term of approximately $42.7 million.
Additionally, the Company has finance leases for data center equipment, with remaining lease terms of approximately 0.2 years.

The components of lease expense for the periods presented were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed operating lease costs	$18,439	$7,449	$50,782	$21,626
Variable operating lease costs	3,286	1,646	12,297	3,871
Short term lease costs	1,660	620	5,437	1,438
Sublease income	(2,396)	(1,468)	(6,012)	(1,570)
Amortization of finance lease right-of-use assets	280	1,284	2,203	3,861
Total lease costs	$21,269	$9,531	$64,707	$29,226

Other information related to leases were as follows:

September 30, 2020
Weighted Average Remaining Lease Term:
Operating leases	8.8 years
Finance leases	0.2 years
Weighted Average Discount Rate:
Operating leases	4%
Finance leases	—%

Cash flows related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Payments for operating lease liabilities	$(29,950)	$(24,580)
Cash flows from financing activities:
Principal payments on finance lease obligation	$(2,203)	$(3,860)
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$321,245	$31,013

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) and future minimum finance lease payments as of September 30, 2020 are as follows (in thousands):

	Finance	Operating
Year:
Remainder of 2020	$242	$14,652
2021	—	70,582
2022	—	72,208
2023	—	65,840
2024	—	46,850
Thereafter	—	274,794
Total	$242	$544,926
Less: amount representing interest	—	84,783
Less: leases executed but not yet commenced	—	6,571
Less: lease incentives	—	17,548
Total	$242	$436,024

The current portion of the finance lease liability is included within other current liabilities on the condensed consolidated balance sheets. The associated finance lease assets are included in property and equipment, net on the condensed consolidated balance sheets.
Litigation
The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, and investigations. The Company is subject to various legal matters and disputes arising in the ordinary course of business. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these matters. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these matters will have a material adverse effect on its results of operations, financial position, or liquidity. The Company cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to the Company's operating results for any particular period.

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

NOTE 18 - SEGMENT AND GEOGRAPHICAL INFORMATION

Effective June 30, 2020, the Company changed its operating segments to reflect the manner in which the Company's CODM reviews and assesses performance. Accordingly, the Company has two reportable segments, which are Seller and Cash App. Disclosures regarding the Company’s reportable segments for prior periods have been adjusted to conform to the current period presentation. Seller and Cash App are defined as follows:

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

Information on the reportable segments revenue and segment operating profit are as follows (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Cash App	Seller	Total	Cash App	Seller	Total
Revenue
Transaction-based revenue	$80,721	$844,573	$925,294	$162,197	$2,203,770	$2,365,967
Subscription and services-based revenue	354,110	93,412	447,522	818,991	271,041	1,090,032
Hardware revenue	—	27,294	27,294	—	67,291	67,291
Bitcoin revenue	1,633,764	—	1,633,764	2,815,318	—	2,815,318
Segment revenue	2,068,595	965,279	3,033,874	3,796,506	2,542,102	6,338,608
Segment gross profit	$385,124	$409,331	$794,455	$848,919	$1,080,800	$1,929,719

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Cash App	Seller	Total	Cash App	Seller	Total
Revenue
Transaction-based revenue	$19,216	$797,406	$816,622	$51,462	$2,197,432	$2,248,894
Subscription and services-based revenue	139,539	99,315	238,854	354,575	264,599	619,174
Hardware revenue	—	21,766	21,766	—	62,238	62,238
Bitcoin revenue	148,285	—	148,285	338,898	—	338,898
Segment revenue	307,040	918,487	1,225,527	744,935	2,524,269	3,269,204
Segment gross profit	$123,490	$363,884	$487,374	$313,642	$1,011,595	$1,325,237

The amounts in the table above exclude the Caviar business, a food ordering and delivery platform business, which was sold in the year ended December 31, 2019. A reconciliation of total segment revenues, as indicated above, to the Company's consolidated revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Total segment revenue	$3,033,874	$1,225,527	$6,338,608	$3,269,204
Caviar revenue	—	40,947	—	130,867
Total net revenue	$3,033,874	$1,266,474	$6,338,608	$3,400,071

A reconciliation of total segment gross profit to the Company’s income before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total segment gross profit	$794,455	$487,374	$1,929,719	$1,325,237
Add: Caviar gross profit	—	12,663	—	37,399
Total reported operating gross profit	794,455	500,037	1,929,719	1,362,636
Less: Product development	226,567	168,771	628,378	497,322
Less: Sales and marketing	348,463	149,467	781,094	439,601
Less: General and administrative	153,902	115,980	419,783	318,086
Less: Transaction and loan losses	15,198	32,722	161,684	94,827
Less: Amortization of acquired customer assets	983	1,003	2,778	3,591
Less: Interest expense, net	14,980	5,632	38,955	15,456
Less: Other expense (income), net	(784)	(5,541)	(20,513)	6,988
Income (loss) before applicable income taxes	$35,146	$32,003	$(82,440)	$(13,235)

Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
United States	$2,947,400	$1,200,488	$6,126,971	$3,233,432
International	86,474	65,986	211,637	166,639
Total net revenue	$3,033,874	$1,266,474	$6,338,608	$3,400,071

No individual country from the international markets contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2020 and September 30, 2019.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2020	December 31, 2019
Long-lived assets
United States	$998,115	$586,702
International	56,187	11,064
Total long-lived assets	$1,054,302	$597,766

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Analysis of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,118,808	$612,048
Short-term restricted cash	27,556	27,389
Long-term restricted cash	13,702	14,433
Cash, cash equivalents, and restricted cash	$2,160,066	$653,870

	Nine Months Ended September 30,
	2020	2019
Supplemental Cash Flow Data:
Cash paid for interest	$3,665	$3,377
Cash paid for income taxes	4,452	2,266
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	321,245	31,013
Change in purchases of property and equipment in accounts payable and accrued expenses	(4,207)	11,402
Unpaid business combination purchase price	8,974	8,411
Fair value of common stock issued and issuable in future related to business combination	(35,318)	—
Recovery of common stock in connection with indemnification settlement agreement	—	789
Fair value of common stock issued to settle the conversion of senior notes, due 2022	(323,891)	—

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

In April 2020, we were licensed to participate in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) that was enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The PPP is intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. As of September 30, 2020, we facilitated the issuance of $873.4 million in loans to our customers under the PPP through an external bank partner, of which we sold $399.0 million to an investor. These loans are guaranteed by the U.S. government. Additionally, the loans are eligible for forgiveness if the borrowers meet certain criteria.

On June 2, 2020, we entered into the Paycheck Protection Program Liquidity Facility ("PPPLF") agreement with the Federal Reserve Bank of San Francisco to secure additional credit in an aggregate principal amount of up to $500.0 million. The program was established by the Federal Reserve to supplement the SBA's PPP to support the economy in response to the COVID-19 crisis. The facility is intended to bolster the effectiveness of the PPP and provide liquidity to credit markets, helping to stabilize financial institutions supporting COVID-19 relief efforts. Borrowings under the facility accrue interest at a rate of 0.35% and advances must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advance will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. The advances under this facility are also repayable if the associated PPP loans are forgiven, repaid by the customer, or settled by the government guarantee. As of September 30, 2020, $473.5 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans.

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

Impact of COVID-19 on Current Trends and Outlook

In March 2020, the World Health Organization declared the COVID-19 outbreak (COVID-19) a global pandemic. We operate in locations that have been impacted by COVID-19, and the pandemic has impacted and could further impact our operations and the operations of our customers as a result of quarantines, various local, state and federal government public health orders, facility and business closures, and travel and logistics restrictions. Conditions may improve or worsen as governments and businesses continue to take actions to respond to the risks of the COVID-19 pandemic. While the COVID-19 pandemic continues to cause uncertainty in the global economy and restrictive measures by governments and businesses remain in place, we expect our business and results of operations to be materially and adversely affected.

Beginning in the middle of March, the outbreak of COVID-19 led to adverse impacts on the U.S. and global economies, bringing uncertainty to our operations and customer demand. Various local governments issued orders requiring the closure of non-essential businesses and to curtail all unnecessary travel, and requiring individuals to comply with various shelter-in-place and social distancing orders. Certain of our customers in those areas recorded a significant decline in sales and thus, we experienced a slowdown in revenues during the month of March 2020, which continued into the second quarter of 2020. We have experienced some improvements as some of these shelter-in-place orders were relaxed, but as new outbreaks arise and new measures to mitigate such outbreaks are imposed, our future revenues may be impacted.

We however experienced improvements in our business, as some states started to relax shelter-in-place measures, sellers adapted their businesses to contactless commerce, new sellers joined Square, and various government assistance programs led to an increase in consumer spending. We have also experienced positive growth from higher priced card-not-present transactions as sellers continued to shift their businesses to adapt to the COVID-19 outbreak. We have also noted increased engagement by Cash App customers as they adopted multiple products.

Our customers are exposed to and face a variety of uncertainties that have and could continue to negatively impact their continued use of our products and services, their ability to repay outstanding amounts, or even their ability to continue in business. While we have experienced some improvements in our business performance beginning in the second quarter of 2020, including growth during the third quarter of 2020 in our international markets in our Seller segment due in part to the timing of regional recoveries, we may experience reduced revenues in the future and we may incur increased charges related to transaction and loan losses if these conditions continue into future periods. We have revised our estimates and assumptions to reflect such increases in transaction and loan losses in our financial statements.

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

We also have taken steps to assist our customers that we believe will be in the best interests of our sellers in the long term, including refunding software subscription fees to sellers during the months of March and April 2020. Additionally, we have introduced options for sellers to temporarily pause and resume their subscriptions. As mentioned above, as of September 30, 2020, we facilitated approximately 80,000 PPP loans totaling $873.4 million to sellers through a bank partner, with the average loan size being less than $11,000.

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

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Transaction-based revenue	$925,294	$816,622	$108,672	13%	$2,365,967	$2,248,894	$117,073	5%
Subscription and services-based revenue	447,522	279,801	167,721	60%	$1,090,032	$750,041	$339,991	45%
Hardware revenue	27,294	21,766	5,528	25%	67,291	62,238	$5,053	8%
Bitcoin revenue	1,633,764	148,285	1,485,479	1,002%	$2,815,318	$338,898	$2,476,420	731%
Total net revenue	$3,033,874	$1,266,474	$1,767,400	140%	$6,338,608	$3,400,071	$2,938,537	86%
Total net revenue for the three and nine months ended September 30, 2020 increased by $1.8 billion or 140% and $2.9 billion or 86%, respectively, compared to the three and nine months ended September 30, 2019.
Transaction-based revenue for the three and nine months ended September 30, 2020 increased by $108.7 million or 13%, and $117.1 million or 5%, respectively, compared to the three and nine months ended September 30, 2019. The increase was in line with increase in GPV of 12% and 3% for the three and nine months ended September 30, 2020, respectively. The increase was primarily attributable to and affected by the following events and factors:

•In January and February of 2020, we benefited from the growth in payment volume processed by existing sellers, in addition to meaningful contributions from new sellers. GPV generated by our Seller business increased by 29% compared to the same period in the prior year, which included a benefit from the impact of the leap year;

•In the second half of March through mid-April, 2020, as a result of the COVID-19 outbreak and subsequent shelter-in-place restrictions, we experienced a significant slowdown in transaction-based revenue, with GPV generated by our Seller business decreasing compared to the prior year;

•Beginning in mid-April 2020, we started to experience improving trends in GPV generated by our Seller business, as some states started to relax shelter-in-place measures, sellers adapted their businesses to contactless commerce, new sellers joined Square and various government assistance programs led to an increase in consumer spending;

•Since the second quarter of 2020, we have experienced positive growth of GPV and revenue from higher priced card-not-present transactions as sellers continued to shift their businesses to adapt to the COVID-19 outbreak.

Overall, the increase in transaction-based revenue was primarily driven by growth in higher-priced card-not-present transactions as sellers shifted their businesses to adapt to the COVID-19 outbreak, and the impact from our November 2019 card-present price change, as well as Cash App GPV which includes Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business activity includes peer-to-peer transactions to business accounts using Cash App. The factors and events above had varying impacts on the GPV growth and may continue to impact our revenues in the future. In particular, card-present growth varies by region and product, depending primarily on differences in the timing and phases of reopenings, which we expect will have a significant impact on overall GPV trends.

Subscription and services-based revenue for the three and nine months ended September 30, 2020 increased by $167.7 million or 60% and $340.0 million or 45%, respectively, compared to the three and nine months ended September 30, 2019. On October 31, 2019, we completed the sale of the Caviar business, and, accordingly, Caviar no longer contributes to subscription and services-based revenue. Excluding Caviar, subscription and services-based revenue grew by $208.7 million, or 87%, and $470.9 million, or 76%, for the three and nine months ended September 30, 2020, respectively compared to the three and nine months ended September 30, 2019 driven primarily by Cash App. Cash App subscription and services-based revenue is primarily comprised of transaction fees from both Cash App Instant Deposit and Cash Card, with a small portion generated from interest earned on customer funds. In March and April 2020 in an effort to support our sellers we temporarily suspended charging and refunded software subscription fees we had charged the sellers and we resumed charging such fees in May 2020. Square Capital, which has historically been a significant component of the subscriptions and services revenue, also suspended facilitating loans to sellers in the second quarter of 2020 but has since resumed at the end of July 2020 and is expected to take time before we get back to pre-COVID-19 outbreak loan volumes.

Hardware revenue for the three and nine months ended September 30, 2020 increased by $5.5 million or 25% and $5.1 million or 8%, respectively, compared to the three and nine months ended September 30, 2019. The increase was primarily a result of an increase in sales of hardware in our international markets, as well as sales of contactless hardware as a result of certain promotions offered in the second and third quarter of 2020. The increases during the nine months ended September 30, 2020 were partially offset by reduced sales in the second quarter of 2020 due to early impacts from the COVID-19 outbreak.
Bitcoin revenue for the three and nine months ended September 30, 2020 increased by $1.5 billion or 1,002% and $2.5 billion or 731%, respectively, compared to the three and nine months ended September 30, 2019. The increase was due to growth in the number of active bitcoin customers, as well as volume per customer. The amount of bitcoin revenue recognized will fluctuate depending on customer demand.
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Transaction-based costs	$522,680	$519,312	$3,368	1%	$1,376,565	$1,418,730	$(42,165)	(3)%
Subscription and services-based costs	66,786	63,352	3,434	5%	157,666	183,994	(26,328)	(14)%
Hardware costs	45,220	35,672	9,548	27%	107,907	95,881	12,026	13%
Bitcoin costs	1,601,615	146,167	1,455,448	996%	2,759,082	333,801	2,425,281	727%
Amortization of acquired technology	3,118	1,934	1,184	61%	7,669	5,029	2,640	52%
Total cost of revenue	$2,239,419	$766,437	$1,472,982	192%	$4,408,889	$2,037,435	$2,371,454	116%

Total cost of revenue for the three and nine months ended September 30, 2020 increased by $1,473.0 million or 192% and $2,371.5 million or 116%, respectively, compared to the three and nine months ended September 30, 2019.

Despite an increase in GPV of 12% and 3% for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019, transaction-based costs for the three and nine months ended September 30, 2020 increased by only $3.4 million or 1%, and decreased $42.2 million or 3%, respectively, compared to the three and nine months ended September 30, 2019. The slight increase and decrease in the three and nine months ended September 30, 2020 was primarily attributable to growth in debit card transactions and increase in average value per transaction which have lower costs, offset by the increase in GPV.

Subscription and services-based costs for the three and nine months ended September 30, 2020 increased by $3.4 million or 5%, and decreased $26.3 million or 14%, respectively, compared to the three and nine months ended September 30, 2019. The increase in the three months ended September 30, 2020 was driven primarily by Cash Card and Instant Deposit, while the decrease in the nine months ended September 30, 2020 was primarily a result of the sale of the Caviar business on October 31, 2019. Caviar contributed approximately 45% and 51% of total subscription and services-based costs in the three and nine months ended September 30, 2019, respectively. Excluding Caviar, subscription and services-based costs increased in the nine months ended September 30, 2020, driven mainly by growth in costs associated with Cash Card and Instant Deposit.

Hardware costs for the three and nine months ended September 30, 2020 increased by $9.5 million or 27% and $12.0 million or 13%, respectively, compared to the three and nine months ended September 30, 2019. The increase was primarily due to increased sales of hardware in our international markets, as well as sales of contactless hardware as a result of certain promotions offered in the second and third quarter of 2020. The increases during the nine months ended September 30, 2020 were partially offset by reduced sales in the second quarter of 2020 due to the COVID-19 outbreak.

Bitcoin costs for the three and nine months ended September 30, 2020 increased by $1.5 billion or 996% and $2.4 billion or 727%, respectively, compared to the three and nine months ended September 30, 2019. Bitcoin costs of revenue comprises amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Product development	$226,567	$168,771	$57,796	34%	$628,378	$497,322	$131,056	26%
% of total net revenue	7%	13%			10%	15%
Sales and marketing	$348,463	$149,467	$198,996	133%	$781,094	$439,601	$341,493	78%
% of total net revenue	11%	12%			12%	13%
General and administrative	$153,902	$115,980	$37,922	33%	$419,783	$318,086	$101,697	32%
% of total net revenue	5%	9%			7%	9%
Transaction and loan losses	$15,198	$32,722	$(17,524)	(54)%	$161,684	$94,827	$66,857	71%
% of total net revenue	1%	3%			3%	3%
Amortization of acquired customer assets	$983	$1,003	$(20)	(2)%	$2,778	$3,591	$(813)	(23)%
% of total net revenue	—%	—%			—%	—%
Total operating expenses	$745,113	$467,943	$277,170	59%	$1,993,717	$1,353,427	$640,290	47%

Product development expenses for the three and nine months ended September 30, 2020 increased by $57.8 million or 34% and $131.1 million or 26%, respectively, compared to the three and nine months ended September 30, 2019, due primarily to the following:

•an increase of $42.6 million and $95.6 million in personnel costs for the three and nine months ended September 30, 2020, related to our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $22.4 million and $50.5 million for the three and nine months ended September 30, 2020; and

•an increase of $6.7 million and $15.9 million in software and data center operating costs for the three and nine months ended September 30, 2020, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and nine months ended September 30, 2020 increased by $199.0 million or 133% and $341.5 million or 78%, respectively, compared to the three and nine months ended September 30, 2019, primarily due to the following:

•an increase of $148.5 million and $276.3 million in Cash App marketing costs for the three and nine months ended September 30, 2020, the substantial majority of which relates to processing costs and transaction losses associated with the increased volume of activity with our Cash App peer to peer service. We offer the Cash Card and certain peer-to-peer services to our Cash App customers for free, and we consider these to be marketing tools to encourage the usage of Cash App. The remaining increase in Cash App marketing costs consists of Cash Card issuance costs and advertising.
•an increase of $27.4 million and $26.6 million in advertising costs for our Seller Ecosystem services for the three and nine months ended September 30, 2020, primarily from increased online and television marketing campaigns.
General and administrative expenses for the three and nine months ended September 30, 2020 increased by $37.9 million or 33% and $101.7 million or 32%, respectively, compared to the three and nine months ended September 30, 2019, primarily due to the following:

•an increase of $17.0 million and $32.4 million in general and administrative personnel costs for the three and nine months ended September 30, 2020, mainly as a result of additions to our customer support, finance, legal and compliance personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $4.7 million and $8.1 million for the three and nine months ended September 30, 2020; and

•the remaining increase was primarily due to facilities expansion, software and subscription costs, local business-related taxes, third-party legal and other professional fees and other administrative expenses, as well as impact of revisions to our statutory reserves.

Transaction and loan losses for the three months ended September 30, 2020 decreased by $17.5 million or 54% and increased for the nine months ended September 30, 2020 by $66.9 million or 71%, respectively, compared to the three and nine months ended September 30, 2019, primarily due to the following:

•transaction losses for the three months ended September 30, 2020 decreased by $15.5 million compared to the three months ended September 30, 2019, while losses increased by $59.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. During the first quarter of 2020, we had recorded incremental provisions for our Seller business due to the expected impact of the COVID-19 outbreak and the subsequent shelter-in-place orders that resulted in a significant slowdown in business. During the second quarter of 2020, we revised and lowered our estimate of transaction loss reserves recorded in the first quarter of 2020 due to better than expected realized transaction losses. Provision for transaction losses declined during the quarter as a result of better than expected performance, and we released previously established risk loss provisions for the first and second quarter of 2020 amounting to $39.6 million.

•loan losses for the three months ended September 30, 2020 decreased by $2.0 million compared to the three months ended September 30, 2019, while the losses increased $7.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the first quarter of 2020, we recorded incremental provisions for loan losses associated with the COVID-19 outbreak, and to a lesser extent the growth and aging of our Square Capital loan portfolio. During the second quarter of 2020, we noted improvements in businesses as some states started reopening and relaxing the shelter-in place measures and have accordingly adjusted the provisions for loan losses. Additionally, other than PPP loans, we suspended offers for new loans in the second quarter of 2020 which contributed to the decrease in loan losses. During the third quarter of 2020, we continued to experience loan losses in line with the second quarter provisions for loan losses.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Interest expense, net	$14,980	$5,632	$9,348	166%	$38,955	$15,456	$23,499	152%
Other expense (income), net	$(784)	$(5,541)	$4,757	NM	$(20,513)	$6,988	$(27,501)	(394)%

Interest expense, net, for the three and nine months ended September 30, 2020 increased by $9.3 million and $23.5 million, respectively, compared to the three and nine months ended September 30, 2019. The increases were primarily due to higher interest expense related to our convertible notes as a result of the issuance of the 2025 Notes in March 2020, in addition to a decrease in interest income earned on our investments in marketable debt securities due to lower interest rates prevailing in the market.

Other income for the three months ended September 30, 2020 decreased by $4.8 million compared to the three months ended September 30, 2019 primarily due to the mark to market gain of our equity investment in Eventbrite, which was sold in December 2019. Other income for the nine months ended September 30, 2020 increased by $27.5 million compared to the nine months ended September 30, 2019 primarily due to a $21.0 million gain from adjustments to our non-marketable equity investments for observable price changes in the period, in addition to the net losses on the investment in Eventbrite for the nine months ended September 30, 2019. These activities are offset in part by the foreign exchange gains and losses.

Segment Results

Seller Results

The following tables provide a summary of the revenue and gross profit for our Seller segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenue	$965,279	$918,487	46,792	5%	$2,542,102	$2,524,269	17,833	1%
Cost of revenue	555,948	554,603	1,345	—%	1,461,302	1,512,674	(51,372)	(3)%
Gross profit	$409,331	$363,884	$45,447	12%	$1,080,800	$1,011,595	$69,205	7%

Revenue

Revenue for the Seller segment for the three and nine months ended September 30, 2020 increased by $46.8 million or 5% and $17.8 million or 1%, respectively, compared to the three and nine months ended September 30, 2019.

The COVID-19 outbreak and the subsequent shelter-in-place orders resulted in material deceleration of Seller revenues in the latter half of March 2020 through mid-April 2020 due to lower GPV processed. Additionally, Square Capital suspended facilitating loans to sellers from mid-March 2020 through the end of July 2020, other than loans under PPP, further negatively impacting the growth of Seller revenues. This was offset by the recovery and improvements in GPV processed from mid-April through the third quarter of 2020 as states started relaxing the shelter-in-place orders and businesses started to adapt with introduction of delivery, curbside and to-go orders. Additionally, we saw a higher percentage of card-not-present transactions in the second and third quarters of 2020, which have a higher price, as well as the impact of our November 2019 card-present price change. We also benefited from a higher percentage of debit card transactions and an increase in average transaction size. We recognize that recent increases in the percentage of debit, proportion of card-not-present volumes, and average transaction size relative to historical periods are in part a result of changes to consumer behaviors related to COVID-19, which may not continue in future quarters.

Cost of revenue

Cost of revenue for the Seller segment for the three and nine months ended September 30, 2020 increased by $1.3 million and decreased by $51.4 million, respectively, compared to the three and nine months ended September 30, 2019. Seller costs benefited from a higher percentage of debit card transactions and increase in average value per transaction which have lower costs.

Cash App

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net revenue	$2,068,595	$307,040	1,761,555	574%	$3,796,506	$744,935	3,051,571	410%
Cost of revenue	1,683,471	183,550	1,499,921	817%	2,947,587	431,293	2,516,294	583%
Gross profit	$385,124	$123,490	$261,634	212%	$848,919	$313,642	$535,277	171%

Revenue

Revenue for the Cash App segment for the three and nine months ended September 30, 2020 increased by $1.8 billion or 574% and $3.1 billion or 410%, respectively, compared to the three and nine months ended September 30, 2019. The primary drivers were growth in bitcoin revenue, as well as Cash App Instant Deposit, Cash Card, and Cash for Business. Bitcoin revenue increased primarily driven by an increase in the number of active bitcoin customers, as well as growth in customer demand. Additionally, Cash App revenue benefited from increased numbers of transacting active Cash App customers and from disbursements of the CARES Act stimulus programs and unemployment benefits, including a portion of customers who direct deposited these payments into their Cash App accounts. In light of the end of such stimulus programs and benefits, Cash App growth may not sustain at the same levels in future quarters.

Cost of revenue

Cost of revenue for the Cash App segment for the three and nine months ended September 30, 2020 increased by $1.5 billion or 817% and $2.5 billion or 583%, respectively, compared to the three and nine months ended September 30, 2019. The primary drivers for the increase were growth in Bitcoin revenue, as well as Cash App Instant Deposit, Cash Card, and Cash for Business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Gross Payment Volume (GPV) (in millions)	$31,729	$28,228	$80,272	$77,599
Adjusted EBITDA (in thousands)	$181,320	$131,323	$288,582	$298,324
Adjusted Net Income Per Share:
Basic	$0.39	$0.28	$0.57	$0.65
Diluted	$0.34	$0.25	$0.51	$0.57

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds. Additionally, GPV includes Cash App activity related to Cash for Business and peer-to-peer payments sent from a credit card.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$36,515	$29,397	$(80,854)	$(15,494)
Share-based compensation expense	110,389	77,426	283,872	217,980
Depreciation and amortization	20,624	19,125	61,741	56,879
Interest expense, net	14,980	5,632	38,955	15,456
Other expense (income), net	(784)	(5,541)	(20,513)	6,988
Loss on disposal of property and equipment	396	128	2,095	428
Acquisition related and other costs	359	1,564	3,939	8,479
Acquired deferred revenue adjustment	281	1,224	1,240	6,529
Acquired deferred costs adjustment	(71)	(238)	(307)	(1,180)
Provision (benefit) for income taxes	(1,369)	2,606	(1,586)	2,259
Adjusted EBITDA	$181,320	$131,323	$288,582	$298,324

The following table presents a reconciliation of net loss to Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$36,515	$29,397	$(80,854)	$(15,494)
Share-based compensation expense	110,389	77,426	283,872	217,980
Amortization of intangible assets	5,236	3,841	13,522	11,286
Amortization of debt discount and issuance costs	17,516	9,843	47,624	29,176
Loss (gain) on revaluation of equity investment	—	(2,462)	(20,998)	16,467
Loss on extinguishment of long-term debt	1,403	—	2,393	—
Loss on disposal of property and equipment	396	128	2,095	428
Acquisition related and other costs	359	1,564	3,939	8,479
Acquired deferred revenue adjustment	281	1,224	1,240	6,529
Acquired deferred costs adjustment	(71)	(238)	(307)	(1,180)
Adjusted Net Income - basic	$172,024	$120,723	$252,526	$273,671
Cash interest expense on convertible senior notes	$1,544	$1,277	$4,482	$3,831
Adjusted Net Income - diluted	$173,568	$122,000	$257,008	$277,502

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	444,458	427,124	439,855	423,239
Diluted	514,806	486,404	501,757	486,664

Adjusted Net Income Per Share:
Basic	$0.39	$0.28	$0.57	$0.65
Diluted	$0.34	$0.25	$0.51	$0.57

To calculate the diluted Adjusted EPS, we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

The uncertainty caused by the COVID-19 outbreak continues both in the United States and globally, with the duration and severity of the pandemic and the overall impact on consumer demand and overall economy still unknown. We are unable to forecast the full impact on our business; however, this represents a known area of uncertainty and we continue to expect the COVID-19 pandemic and its related economic disruption may have a material and adverse impact on our business, results of operations, financial condition and cash flows. We continue to evaluate our investment plans and discretionary expenditures and will make adjustments accordingly.

As of September 30, 2020, we had approximately $3.8 billion in available funds, including undrawn amounts available under our revolving credit facility, as described in Note 12, Indebtedness, of Notes to the Condensed Consolidated Financial Statements. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations.

Liquidity Sources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$2,118,808	$1,047,118
Short-term restricted cash	27,556	38,873
Long-term restricted cash	13,702	12,715
Cash, cash equivalents, and restricted cash	$2,160,066	$1,098,706
Investments in short-term debt securities	762,434	492,456
Investments in long-term debt securities	399,122	537,303
Cash, cash equivalents, restricted cash, and investments in marketable debt securities	$3,321,622	$2,128,465

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of September 30, 2020, we had $3.3 billion of cash and cash equivalents, restricted cash, and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available for sale.

As of September 30, 2020, we held over $2.0 billion in aggregate principal amount of convertible senior notes, comprised of $146.0 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 (2022 Notes), $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 (2023 Notes), and $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 (2025 Notes). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met. We currently expect to settle future conversions of the notes entirely in shares of our Class A common stock and will reevaluate this policy from time to time as conversion notices are received from holders of the notes.

In October 2020, we invested $50 million in bitcoin to further our commitment to cryptocurrencies. We expect to hold this investment for the long term. As bitcoin is considered an indefinite lived intangible asset, under the accounting policy for such assets we will be required to recognize any decreases in market prices below cost as an impairment charge, with no upward revisions when the market prices increase.

In September 2020, we announced our intent to invest $100 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services.

In June 2020, we entered into the PPPLF agreement with the Federal Reserve Bank of San Francisco to secure additional credit collateralized by PPP loans. As of September 30, 2020, $473.5 million of PPPLF advances were outstanding and collateralized by the same value of PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee.

In May 2020, we entered into a new revolving credit agreement with certain lenders, which provides a $500 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. Loans under the 2020 Credit Facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on our total net leverage ratio, as defined in the agreement. We are obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

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

Short-term restricted cash of $27.6 million as of September 30, 2020 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $13.7 million as of September 30, 2020 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

Cash Flow Activities
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$260,877	$404,583
Net cash used in investing activities	(531,713)	(296,678)
Net cash provided by (used in) financing activities	1,331,424	(86,209)
Effect of foreign exchange rate on cash and cash equivalents	772	(673)
Net increase in cash, cash equivalents, and restricted cash	$1,061,360	$21,023

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

For the nine months ended September 30, 2020, cash provided by operating activities was $260.9 million, primarily due to a net loss of $80.9 million, PPP loans facilitated, less loans sold, of $462.1 million, adjusted for the add back of non-cash expenses of $588.7 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses. Whereas the increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic, the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities. Additionally, the cash generated from operating activities increased due to a net inflow from changes in other assets and liabilities of $215.1 million due to timing.

For the nine months ended September 30, 2019, cash provided by operating activities was $404.6 million, primarily due to a net loss of $15.5 million, adjusted for the add back of non-cash expenses of $431.7 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses largely driven by growth and expansion of our business activities. The cash generated from operating activities was negatively affected by a net outflow from changes in other assets and liabilities of $11.7 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, and business acquisitions.
For the nine months ended September 30, 2020, cash used in investing activities was $531.7 million, primarily due to the net investments of marketable securities including investments from customer funds of $416.1 million. Additional uses of cash were as a result of the purchase of property and equipment of $86.4 million and business acquisitions of $29.2 million.
For the nine months ended September 30, 2019, cash used in investing activities was $296.7 million, primarily due to the net investments of marketable securities including investments from customer funds of $228.5 million, the purchase of property and equipment of $45.8 million, and business acquisitions $20.4 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2020, cash provided by financing activities was $1,331.4 million primarily as a result of $936.5 million in net proceeds from the 2025 Notes offering, proceeds from the PPPLF advances of $473.5 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $106.6 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $182.6 million.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies have not materially changed during the nine months ended September 30, 2020.

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

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of September 30, 2020, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

The outbreak has adversely impacted, and is likely to continue to adversely impact, our operations and the operations of our customers and business partners. For example, our customer support for Cash App was operating at reduced levels for some time, as certain vendors we had used to perform such functions had to shut down some operations. The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, limiting external guests from visiting our offices, and canceling, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the COVID-19 outbreak impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

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

Square Capital is an approved participant under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The program was intended to provide funding for businesses so they can retain employees and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Under the program, Square Capital, through a bank partner, provides small businesses two-year or five-year loans at a fixed interest rate of one percent for up to 2.5 times the borrower’s monthly payroll expenses. The loan is forgiven under the program if the loan proceeds are used for specified expenses, including payroll and benefit costs, rent payments, utilities, and mortgage and certain interest expenses; provided that at least 60% of the loan proceeds are utilized for qualifying payroll costs and the borrower maintains or rehires employees during the specified periods. As of September 30, 2020, Square Capital had facilitated over $873 million of PPP loans. Square Capital has retained some of these PPP loans in its portfolio, but also sold 100% participation rights in certain PPP loans to an institutional third-party investor. In addition, Square Capital has borrowed money from the Federal Reserve secured by PPP loans in its portfolio.

As a participant in the Paycheck Protection Program, Square Capital is exposed to new risks and uncertainties since certain processes and program requirements are still being developed, iterated upon, and have not yet been tested, which exposes us to risks related to documentation, verification, forgiveness, and servicing of such loans. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults on its PPP loan, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation and review and underwriting processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We may become subject to litigation arising as a result of our participation in this program, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on Square Capital’s business and results of operations.

Separately, the CARES Act and an executive order by President Trump expanded eligibility for unemployment benefits, increased the amount of unemployment insurance benefits, and extended the period for such payments. Cash App has been facilitating the payment of unemployment benefits and stimulus funds (called economic impact payments) by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts and accepting cash-in deposits from prepaid cards issued by state governments. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. The federal stimulus programs were set up quickly and under difficult and unprecedented circumstances and the implementation of these programs at the federal, state, and local levels has been complex and difficult, causing them to be more susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of unemployment and stimulus payments may therefore expose us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss.

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

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation and other claims; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brand and deter customers from adopting our services. Any negative publicity about our industry or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

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

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue growth may vary between our two reporting segments. For example, we have experienced a high revenue growth rate in recent periods in our Cash App segment, which has varied and may continue to vary from the growth rate of our Seller segment. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer, both in the seller ecosystem and the Cash App ecosystem. Our sellers’ payment processing activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the aggregate spending of our sellers’ customers. The COVID-19 pandemic caused some sellers to close or curtail operations, which negatively impacted our Seller revenue.

The growth of our business depends in part on existing sellers and Cash App customers expanding their use of our products and services. If we are unable to encourage broader use of our services by our sellers and Cash App customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and Cash App customers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have experienced rapid growth in the number of monthly transacting active Cash App customers in recent periods. Our level of growth in monthly transacting active Cash App customers and their level of engagement with our products and services are essential to our success and long-term financial performance. However, the growth rate of monthly transacting active Cash App customers has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the network effects of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

While we generated net income of $375.4 million for the year ended December 31, 2019, we generated net losses of $38.5 million and $62.8 million for the years ended December 31, 2018 and 2017, respectively. During the nine months ended September 30, 2020 and September 30, 2019, we generated net losses of $80.9 million and $15.5 million, respectively. As of September 30, 2020, we had an accumulated deficit of $591.2 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to being a public company. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

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

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

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

These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, which includes our sellers and their customers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, in 2019, Apple introduced Apple Card, and other companies not traditionally associated with the payments industry have also introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers both within our seller ecosystem and our Cash App ecosystem, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

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

•conformity with applicable business customs, including translation into foreign languages, cultural context, and associated expenses;

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

•increased exposure to public health issues such as the current COVID-19 pandemic, and related industry and governmental actions to address these issues; and

•regional economic and political instability and other geopolitical risks.

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

In addition, adverse changes in macroeconomic conditions as a result of the COVID-19 pandemic have led to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strained our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. As a result, Square Capital ceased to facilitate new business loans, with the exception of PPP loans, during the second quarter. In the third quarter, Square Capital resumed offering its regular business loans under stricter eligibility criteria, but it remains uncertain at what levels Square Capital will facilitate such business loans. If we fail to correctly predict the likelihood of timely repayment or correctly price such business loans, our business may be materially and adversely affected.

We have partnered, on a non-exclusive basis, with a Utah-chartered, member FDIC industrial bank to originate the loans. Such bank may offer products that compete with ours. The bank is subject to oversight both by the Federal Deposit Insurance Corporation (FDIC) and the State of Utah. Due to the fact that we are a service-provider to our bank partner, we are subject to audit standards for third-party vendors in accordance with FDIC guidance and examinations by the FDIC. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan. If our bank partner ceases to partner with us, ceases to abide by the terms of our agreement with them, or cannot partner with us on commercially reasonable terms, and we are not able to find suitable alternatives and/or make business loans ourselves pursuant to state licensing requirements, Square Capital may need to enter into a new partnership with another qualified financial institution or pursue an alternative model for originating business loans, all of which may be time-consuming and costly and/or lead to a loss of institutional third-party investors willing to purchase such business loans, and as a result Square Capital may be materially and adversely affected.

We intend to continue to explore other products, models, and structures for Square Capital, including forming a Utah industrial bank and other forms of credit and loan products. On March 17, 2020, the Board of Directors of the FDIC approved an application for Federal deposit insurance for Square Financial Services, Inc., an industrial bank that we are in the process of establishing but that is not yet operational. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. The licenses required in connection with our lending program and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. In addition, while there can be no assurances that the industrial bank will become operational, the FDIC’s approval is contingent on Square entering into agreements that require it to provide financial support to the industrial bank and impose certain other obligations on Square once the industrial bank is operational. Jack Dorsey, who is considered Square’s controlling shareholder in this context, also agreed to cause Square to perform under these agreements. Should we fail to expand and evolve Square Capital in a successful manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

Operational Risks

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or their foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

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

Under payment card rules and our contracts with our card processors and other counterparties, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platforms. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

Additionally, electronic payment, hardware, and software products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers and other malicious actors. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them. If we or our sellers or other customers are unable to anticipate or prevent these attacks, our sellers' or other customers may be harmed, our reputation could be damaged, and we could incur significant liability.

Systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services, or those of our sellers, could harm our business and our brand, and subject us to substantial liability.

Our systems and those of our third-party vendors, including data center facilities, may experience service interruptions, outages, cyber-attacks and security incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions and other financial services, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. More generally, the COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working online, as well as the increase in electronic payments, e-commerce, and other online activity. As such, the risk of cybersecurity incidents is increasing, and we cannot provide assurances that our preventative efforts will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Significant natural or other disasters, including pandemics, could also have a material and adverse impact on our sellers or other customers, which, in the aggregate, could in turn adversely affect our results of operations.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to sellers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us a target for illegal or improper uses, including scams and fraud directed at Cash App customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changes due to COVID-19 and the related economic impact, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Furthermore, while we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Consequently, we have seen an increase in chargebacks, and chargebacks may rise further as a result of the economic downturn caused by the COVID-19 pandemic. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. Moreover, since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. This has shifted an increased amount of the risk for certain fraudulent transactions from the issuing banks to these sellers, which has resulted in our having to seek an increased level of reimbursement for chargebacks from our sellers that do not deploy EMV-compliant card readers. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors for each of the United States, Canada, and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards issued under our own brands.

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

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, such as COVID-19, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. In particular, the current COVID-19 pandemic has caused disruptions in our supply chain. To the extent COVID-19 pandemic continues and results in an extended period of travel, commercial, and other similar restrictions, disruptions in our supply chain may continue and cause shortages of our hardware products, which would negatively affect our ability to serve and acquire sellers and could materially and adversely impact our financial results. Moreover, our hardware product development has been affected by the COVID-19 pandemic, as travel to our manufacturers that develop prototypes has been restricted globally.

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

In September of 2018, the United States imposed tariffs on certain imports from China, including on some of our hardware devices manufactured in China. The tariffs on these products were initially set at 10%, but were increased to 25% in May 2019. On September 1, 2019, the United States imposed new tariffs at 15% on additional imports from China, including on our remaining hardware products manufactured there, but rolled back these new tariffs to 7.5% effective February 14, 2020. The tariffs negatively affect the gross margin on the impacted products, which only partially has been offset by adjustments to the prices of some of the affected products. Any future tariffs and actions related to items imported from China or elsewhere could also negatively impact our gross margin on the impacted products, and increases in our pricing as a result of tariffs would reduce the competitiveness of our products if our competitors do not make similar pricing adjustments. The impact of any increased or new tariffs or other trade restrictions could have a material and adverse effect on our business, financial condition, and results of future operations.

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

Economic, Financial, and Tax Risks

A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses may be disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. Small businesses have been disproportionately affected by the COVID-19 pandemic and the related measures taken by governments and private industry to protect the public health such as stay-at-home orders. Many businesses are experiencing reduced sales and are processing fewer payments with us, which has had a negative impact on our results of operations. If they cease to operate, they will likely stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Capital program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

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

As of September 30, 2020, we had a valuation allowance for deferred tax assets in the United States, Canada, Ireland and Singapore. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

As of September 30, 2020, we had $146.0 million outstanding aggregate principal amount of 2022 Notes, and $862.5 million aggregate principal amount of 2023 Notes, and $1.0 billion outstanding aggregate principal amount of 2025 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, February 15, 2023, in the case of the 2023 Notes, and December 1, 2024, in the case of the 2025 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes and the 2023 Notes for the relevant period in the calendar quarter ending September 30, 2020, the 2022 Notes and 2023 Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2020. Whether the Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes of a series elect to convert such Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Notes and 2023 Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions of Notes of any series solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes.

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

Legal, Regulatory, and Compliance Risks

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC and the Consumer Financial Protection Bureau, self-regulatory organizations, and numerous state and local agencies. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

We are subject to inquiries and investigations from regulators on an ongoing basis. Although we have a compliance program focused on the laws, rules, and regulations applicable to our business, we may still be subject to fines or other penalties in one or more jurisdictions levied by regulators, including state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

Likewise, the California Consumer Privacy Act of 2018 (CCPA) became effective on January 1, 2020. The CCPA imposes stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. It remains unclear how various provisions of the CCPA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, a California ballot initiative that builds upon CCPA appeared on the ballot in the November 2020 election, other states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating federal privacy legislation. In addition, laws and regulations directed at privacy and data security, and those that have been applied in those areas, may be subject to evolving interpretations or applications. The effects of recently proposed or enacted legislation, including CCPA, potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock by users of our Cash App through a third-party clearing and carrying broker, DriveWealth LLC (“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore Cash App Investing is subject to regulation, examination, and supervision by the SEC and FINRA. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

As of September 30, 2020, we had 801 issued patents in force in the United States and abroad and 515 filed patent applications pending in the United States and abroad, though there can be no assurance that any or all of these pending applications will ultimately be issued as patents. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 63.9% of the voting power of our combined outstanding capital stock as of September 30, 2020. Our executive officers and directors and their affiliates held approximately 66.5% of the voting power of our combined outstanding capital stock as of September 30, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

•short selling of our Class A common stock or related derivative securities;

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

•seasonality in our business or our sellers' business, including seasonal fluctuations in the amount of transactions our sellers are processing; and

•from time to time we make investments in equity that is, or may become, publicly held or in bitcoin, and we may experience volatility due to changes in the market prices of such equity and bitcoin investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31	15,025(i)	$115.90	—	—
August 1 to August 31	3,773(i)	$129.85	—	—
September 1 to September 30	—	—	—	—
Total	18,798	$ 118.70	—	—

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

SQUARE, INC.

Date:	November 5, 2020	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)