Form 10-K
period 2020-12-31
Square, Inc.
filed 2021-02-23
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2020 as reported by the New York Stock Exchange on such date was approximately $38.7 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2021, the number of shares of the registrant’s Class A common stock outstanding was 389,826,763 and the number of shares of the registrant's Class B common stock outstanding was 64,787,897.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic and related public health measures on our business, customers, and employees, our expectations regarding transaction and loan losses, our potential exposure as a participant in the Paycheck Protection Program ("PPP") and its effect on our liquidity and financial results, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business; and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Seller ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation, positions we have taken with respect to our taxes, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

PART I
Item 1. BUSINESS

Our Business

We started Square in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. As our company grew, we recognized that sellers need a variety of solutions to thrive and saw how we could apply our strength in technology and innovation to help sellers. We have since expanded to provide more than 30 distinct products and services to sellers that help them manage and grow their business. Similarly, with Cash App, we have built a parallel ecosystem of financial services to help individuals manage their money. Our purpose of economic empowerment drives the development of all our products and services. Effective June 30, 2020, we changed the way we reported our results from one operating and reportable segment to two. Our two reportable segments are Seller and Cash App, reflecting our two ecosystems and the way management and our chief operating decision maker (“CODM”) review and assess the performance of our business.
Seller Ecosystem: Square offers a cohesive commerce ecosystem that helps our sellers start, run, and grow their businesses. We combine software, hardware, and financial services to create products and services that are cohesive, fast, self-serve, and elegant. These attributes differentiate Square in a fragmented industry that traditionally forces sellers to stitch together products and services from multiple vendors, and more often than not, rely on inefficient non-digital processes and tools. Our ability to add new sellers efficiently, help them grow their business, and cross-sell products and services has historically led to continued and sustained long-term growth. In the year ended December 31, 2020, we processed $103.7 billion of Seller Gross Payment Volume (GPV), which was generated by more than 2 billion card payments from 405 million payment cards. At the end of 2020, our Square point of sale ecosystem had over 210 million buyer profiles and approximately 295 million items were listed on Square by sellers.

Cash App Ecosystem: Cash App provides an ecosystem of financial products and services to help individuals manage their money. Cash App’s goal is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of financial services that allows individuals to store, send, receive, spend, and invest their money.

Response to COVID-19

In 2020, we made certain focused investments in each of our Seller and Cash App ecosystems to help our customers adapt to COVID-19.

For our sellers, we provided resources with information and advice. We eliminated fees for our software products in March and April, and introduced options for sellers to pause subscriptions temporarily based on their circumstances. We prioritized omnichannel product launches to help sellers transition to serving more of their customers online and through contactless commerce, including curbside pickup and delivery for Square Online and a website for customers to purchase eGift Cards from sellers. We also temporarily offered our sellers free marketing campaigns to update their buyers on recent changes and to promote their businesses. As a participant in the Paycheck Protection Program (PPP), we distributed loans to Square sellers. As of December 31, 2020, Square Capital had facilitated approximately $857 million of PPP loans, excluding cancelled loans, providing access to a financial lifeline to over 80,000 small businesses.

For our Cash App customers, we published educational materials to help them understand the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") stimulus programs. We expanded direct deposit access to many of our Cash App customers, allowing customers to direct deposit government funds into their Cash App accounts. Customers could spend their funds on Cash Card and we adapted certain Boost rewards to pandemic relevant merchants and categories (e.g. grocery stores) to benefit our customers.

Our Customers

Our Sellers: Our sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from sole proprietors to multi-location businesses. These sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings. We are also increasingly serving larger sellers, which we define as sellers that generate more than $125,000 in annualized GPV. Our ability to service larger sellers is due to our ability to offer more flexible and complex solutions as well as a growing product suite. GPV from larger sellers represented 60% of Seller GPV in the fourth quarter of 2020, up from 56% in the fourth quarter of 2019 and 52% in the fourth quarter of 2018. For the years ended December 31, 2020, 2019 and 2018, we had no customer who accounted for greater than 5% of our GPV or our total net revenue.

The charts below show the percentage mix of our GPV by seller industry and seller size, excluding Cash App for the year ended December 31, 2020:

% OF GPV BY INDUSTRY
10%
Other
10%
Home
and Repair
27%
Food
and Drink
10%
Healthcare
and Fitness
10%
Beauty and
Personal Care
19%
Retail
15%
Professional
Services

GPV MIX BY SELLER SIZE
10%
24%
67%
13%
26%
61%
17%
27%
57%
20%
28%
52%
24%
28%
48%
28%
28%
44%
30%
30%
40%
›$500K
ANNUALIZED GPV
$125K–$500K
ANNUALIZED GPV
‹$125K
ANNUALIZED GPV
Q4 2014
Q4 2015
Q4 2016
Q4 2017
Q4 2018
Q4 2019
Q4 2020

Our Cash App Customers: As of December 2020, Cash App had more than 36 million monthly transacting active customers across the United States and Europe who had at least one financial transaction using any Cash App product or service during the specified period. In 2020, Cash App was the number one finance app in both the iOS App Store and Google Play, and was the number nine and number five app in the iOS App Store and Google Play, respectively, based on downloads in the United States. Cash App has a diverse mix of customers. In the United States, Cash App had transacting active customers in each of the 50 states and nearly every county as of December 2020.

Our Products and Services

Seller Ecosystem:

Our seller ecosystem consists of over 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees.

Software

We offer a growing suite of cloud-based software solutions to help sellers more effectively operate and manage their businesses. Our software is designed to be self-serve and intuitive to make initial setup and new employee training fast and easy. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. Sellers get frequent software updates and upgrades automatically. Software includes our Online, Point of Sale, Developer Platform, Customer Relationship Management, and Team Management products.

Our point of sale products help sellers make sales, send digital receipts, and collect instant customer feedback to improve their service. Each product takes payments, tracks sales, inventory, customers’ purchase histories, and enables employees to clock in and clock out in the app. All point of sale products have a free software tier without a subscription fee, which we monetize only through payments transaction fees. Among our point of sales products, Square Appointments, Square for Retail, and Square for Restaurants also have premium tiers with additional functionality, which we monetize through subscription fees in addition to transaction fees on payments.

•Square Point of Sale is a general purpose point-of-sale software solution. It is available for both iOS and Android and is pre-installed on Square Register and Square Terminal hardware devices.

•Square Appointments is an integrated solution that includes support for booking, retail sales, invoicing, and payments. It can be used on iOS or Android as well as via a web browser on other operating systems. Appointments includes a free online booking site so buyers can easily schedule appointments and select their preferred time, service, and staff member. It is also integrated with Square Assistant which is an artificial intelligence enabled automated messaging tool that responds to buyers efficiently and professionally, saving sellers' time and helping prevent no-shows.

•Square for Retail is tailored for sellers in the retail industry and includes barcode scanning, advanced inventory management, support for tens of thousands of items, cost of goods sold reporting, purchase orders, and vendor management.

•Square for Restaurants is enhanced and tailored for the food and beverage industry and includes table, order and course management. It also provides back of the house functionality including a kitchen display system and revenue and cost reporting. These premium features help managers and owners make informed decisions and run a more efficient business.

Our online products make it easy to sell online and via social media. When also used in conjunction with our point of sale products, sellers can offer omnichannel experiences for their customers such as buy online, pickup in store (or curbside) and buy online, return in store. All online products have a free tier without a subscription fee, which we monetize only through transaction fees on payments. Square Online also has premium tiers with additional functionality that is monetized via software fees in addition to transaction fees on payments.

•Square Online helps sellers across a range of verticals reach customers in more ways. It makes it easy to build a website and online store as well as sell on Instagram and Facebook. The online store is mobile responsive, delivering an app-like ordering experience on a buyer’s phone. With integrated support for QR code ordering, sellers can also streamline their in-store operations by posting the QR code and having their buyers order from their own phones. Fulfillment options include pickup, delivery managed by our sellers, and partner delivery platforms. Orders, items, inventory, and customer data stay in sync when selling both online and in-person.

•Square Online Checkout makes it easy to sell online without a website by allowing sellers to create a checkout link with only a name and price for their good or service.

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

•Square Virtual Terminal allows sellers to use a computer as a card terminal. Sellers can take a payment, set up recurring billing, record sales, and send digital receipts for payments, including those made by check and bank transfer.

Our business and customer relationship management products give sellers digital tools to streamline their operations. These tools seamlessly integrate with other Square products eliminating the latent, time-consuming, and error prone processes typically used to copy and sync data between disparate systems. We monetize these products via software fees with the exception of Square Contracts, Feedback, and Dashboard which we do not directly monetize.

•Square Team Management makes it easy to schedule staff, view team performance and sales analytics in real time, and pay employees in minutes when used together with Square Payroll. It also enables limiting access to Square software features per employee or role. The Square Team App enables team members to clock in and out, view and adjust their schedules, see timecards, hours worked, and estimated pay from their mobile phone. Team members paid via Square Payroll can also view their pay stubs in the Square Team App.

•Square Contracts helps sellers protect themselves by creating custom and template-based digital contracts with e-signature support for uses such as service agreements and liability waivers. These contracts can be used on their own or easily added to Square Invoices or Square Appointments.

•Square Loyalty, Marketing, Gift Cards, and Feedback help sellers engage with their buyers in-store and online to grow their business. By linking customer data and feedback with point-of-sale and online commerce data, we can offer our sellers integrated omnichannel loyalty, marketing and feedback. Our closed-loop system allows sellers to easily assess performance and return on investment.

•Square Dashboard provides sellers with real-time data and insights about orders, items, inventory, customers, employees, payments, marketing, and loyalty performance. It can be used via the web or the Dashboard iOS app. This reporting enables sellers to stay informed and make timely decisions about their business from anywhere.

Finally, we offer a developer platform including APIs (application programming interfaces) and SDKs (software development kits) that enable external developers to integrate with the Square ecosystem.

•Payment APIs support in-person, online, and mobile payments. Square Reader SDK enables developers to seamlessly integrate Square hardware with a seller’s custom point of sale, allowing them to build unique checkout experiences such as self-ordering kiosks powered by Square’s managed payments service. With our online payments APIs, developers can integrate Square payments into a seller’s e-commerce website or online store. Our In-App Payments SDK enables developers to build consumer mobile apps that use Square to process payments. These products are primarily monetized through transaction fees on payment volumes.

•Commerce APIs include more than 30 commerce APIs, through which developers can create and manage orders, subscriptions, product catalogs, inventory, customer profiles, employees, loyalty programs, gift cards and more in order to build applications that enrich and integrate with Square's ecosystem of products. In addition, these APIs enable developers to build integrations with their existing business systems such as accounting, CRM (customer relationship management), employee management, and ERP (enterprise resource planning) software.

Hardware

We custom-design hardware that can process all major card payment forms, including magnetic stripe, EMV chip, and NFC (contactless). Sellers are able to accept cards issued by Visa, MasterCard, American Express, Discover, JCB, Interac Flash (in Canada), e-Money (in Japan), and eftpos (in Australia). Square hardware can be integrated with additional accessories such as cash drawers, receipt printers, and barcode scanners to provide sellers with a comprehensive point-of-sale solution. Our hardware portfolio includes the following:

•Magstripe reader enables swiped transactions of magnetic stripe cards by connecting with an iOS or Android smartphone or tablet via the headphone jack or lightning connector.

•Contactless and chip reader accepts EMV chip cards and NFC payments, enabling acceptance via Apple Pay, Google Pay, and other mobile wallets.

•Square Stand enables an iPad to be used as a payment terminal or full point of sale solution. It features an integrated magnetic stripe reader, provides power to a connected iPad, and can connect to the contactless and chip reader wirelessly or via USB.

•Square Register is an all-in-one offering that combines our hardware, point-of-sale software, and payments technology. The dedicated hardware consists of two screens: a seller display and a customer display with a built-in card reader that accepts tap, dip, and swipe payments.

•Square Terminal is a portable, all-in-one payments device and receipt printer to replace traditional keypad terminals. It accepts tap, dip, and swipe payments and has a battery that lasts all day, enabling payments anywhere in the store.

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

We offer a growing number of accessible financial services that make it easier for sellers to manage cash flow and get faster access to funds. Financial Services includes our Managed Payments, Business Banking, and Payroll products.

•Managed Payments includes next-day settlements, payment dispute management, data security, and PCI compliance. Sellers can onboard in minutes and, once onboarded, accept payments in person via swipe, dip, or tap of a card or online via a stored card on file or payment entry form. Sellers pay a transparent transaction fee for our managed payment offering.

•Risk Manager gives sellers insight into online payment fraud patterns and enables them to set custom rules and alerts to manage risk. Machine learning algorithms automatically identify fraud patterns and adapt to fit a seller's operations.

•Instant Transfer enables sellers to receive funds from their payments instantly or later that same day. Instant Transfer is an important tool for sellers that need faster access to their funds in order to better manage their cash flow or working capital.

•Square Card is a free business prepaid debit card that provides a way for sellers to spend and manage their funds, enabling sellers to spend their proceeds as soon as they make a sale. When a seller takes a payment, the proceeds immediately go into their Square stored balance and can be spent using their card or withdrawn from an ATM. Square earns interchange fees when sellers make purchases with Square Card.

•Square Capital facilitates loans to qualified Square sellers through a partnership with an industrial bank. Square Capital eliminates the lengthy (and often unsuccessful) loan application process. We are able to approve sellers for these loans while facilitating prudent risk management by using our unique data set of a seller’s Square transactions to help facilitate loan underwriting and collections. The terms are straightforward for sellers, and once approved, they get their funds quickly, often the next business day. Generally, for loans to Square sellers, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are sized to be less than 20% of a seller's expected annual GPV and, by simply running their business, sellers historically have repaid their loan in less than nine months on average. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis. This funding allows us to mitigate our balance sheet and liquidity risk. Since its public launch in May 2014, Square Capital has facilitated more than 1.2 million loans and advances, representing more than $8.1 billion. This includes approximately $857 million in Paycheck Protection Program (PPP) loans, excluding cancelled loans, to more than 80,000 sellers, which Square Capital facilitated in 2020.

•Square Payroll allows sellers to easily hire and onboard employees, pay wages and associated employee taxes, and offer employee benefits (e.g. 401(k) accounts). The Square ecosystem drives competitive differentiation for our Payroll product with the ability to use Payroll in conjunction with our point of sale products, Team Management, and Cash App.

In 2021, we intend to open an industrial loan corporation (ILC), Square Financial Services ("SFS"), which will operate as a wholly owned subsidiary of Square. We expect SFS will engage in certain lending activities related to Square Capital. The opening of Square Financial Services remains subject to regulatory approval.

Cash App Ecosystem:

With Cash App, we are building an ecosystem of financial products and services that helps individuals manage their money by making it more relatable, instantly available, and universally accessible. Cash App has a diverse set of customers across demographics and domestic regions. Cash App primarily serves customers in the United States with its breadth of products, and also provides certain services to customers in Europe, primarily the United Kingdom and Spain.

Storing, Sending, and Receiving Funds

Customers can use Cash App to store funds by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service or by transferring money from a bank account. We have enhanced the efficiency of peer-to-peer transfers by streamlining the onboarding process for new Cash App customers. Many Cash App accounts also have a routing number and a unique account number, which allows customers to deposit funds directly from their paychecks. These funds can then be sent to another customer through the app, spent anywhere that accepts cards or withdrawn from an ATM using the Cash Card, invested in stocks or ETFs, used to buy bitcoin, or transferred to a bank account (either instantly for a fee or for free in 1-3 days). Cash App has made it easier for people to manage a business by enabling payments to their Cashtag, allowing higher weekly limits, and providing relevant tax reporting forms. As of December 31, 2020, Cash App had stored balances of approximately $2.0 billion from its customers.

We are expanding Cash App’s ecosystem by reaching more customers globally. In the first quarter of 2020, we launched cross-border payments between the United States and the United Kingdom, allowing customers to instantly transfer funds between these countries using real-time exchange rates with no fees.

Spending

Cash Card is a debit card that is linked directly to a customer’s Cash App balance. Customers can order a Cash Card for free and use their Cash Card anywhere that accepts cards to make purchases, drawing down from the funds stored in their Cash App balance. Square earns interchange fees when individuals make purchases with Cash Card. Customers can select new or promotional Cash Card designs for a fee.

Cash Card also offers customers discounts at certain businesses through the Cash Boost program. Cash Boost is a free and instant rewards program for Cash App customers, which offers a discount at a specific business (e.g. 10% off a purchase on DoorDash) or a discount at certain business types (e.g. grocery stores). Customers can select the Cash Boost they want to apply to their Cash Card through the Cash App, and the discount is instantly applied to their Cash App balance when customers make eligible transactions. Some Cash Boosts are selected and funded by Square, while others will be funded by our partners. Costs related to the Cash Boost rewards program that are funded by Square are recognized as reductions to revenue.

Investing

Customers can also use Cash App to invest their funds in US listed stocks and exchange-traded funds (ETFs) or buy and sell bitcoin.

Cash App makes investing more accessible by giving customers access to hundreds of listed stocks and ETFs, as well as the ability to buy and sell bitcoin. Stocks, ETFs, or bitcoin can be purchased using the funds in a customer’s Cash App balance or from a linked debit card and once the order is filled, all investments are viewable through the Investing tab on the Cash App home screen. We offer Cash App customers the ability to buy fractional amounts of a stock, ETF, or bitcoin starting at as little as $1, which expands access to investing to more people. For bitcoin buying and selling, we recognize revenue when customers purchase bitcoin and it is transferred to the customer's account.

Tax Preparation

In the fourth quarter of 2020, we acquired Credit Karma Tax, which adds a tax filing product for individuals to Cash App's ecosystem. Credit Karma Tax provides a seamless, mobile-first solution for individuals to file their taxes for free.

Sales and Marketing

Seller Ecosystem

We have a strong brand and continue to increase awareness of Square and our ecosystem among sellers by enhancing our services and fostering rapid adoption through brand affinity, direct marketing, public relations, direct sales, and partnerships. Our Net Promoter Score (NPS) has averaged nearly 65 over the past four quarters, which is double the average score for banking providers. Our high NPS means our sellers recommend our services to others, which we believe strengthens our brand and helps drive efficient customer acquisition.

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

Partners expand our addressable market to sellers with individualized or industry-specific needs. Through the Square App Marketplace, our partners are able to expand their own addressable market by reaching the millions of sellers using Square. As of December 31, 2020, Square had more than 700 managed partners connected to its platform.

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

Peer-to-peer (P2P) transactions serve as the primary acquisition channel for Cash App. Peer-to-peer transactions have powerful network effects as every time a customer sends or requests money, Cash App can acquire a new customer or reengage an existing customer. We have enhanced the efficiency of peer-to-peer transfers by streamlining the onboarding process for Cash App, enabling customers to sign up in minutes. We offer the peer-to-peer service to our Cash App customers for free, and we consider it to be a marketing tool to encourage the usage of Cash App. We do not generate revenue on the majority of peer-to-peer transactions and for these transactions we characterize card issuance costs, peer-to-peer costs and risk loss as a sales and marketing expense.

Cash App also uses paid marketing, including referrals, advertising spend, partnerships, and social media campaigns, to expand its network by enhancing its brand, reaching new customers, and improving retention among existing customers.

Additionally, we see the launch and advertising of new Cash App features as an important way to attract new customers. Features such as Cash Card and Boost rewards, bitcoin buying and selling, investing in stocks and ETFs, and cross-border payments enhance Cash App’s utility for customers and provide a new reason for individuals to try Cash App.

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

We seek to differentiate ourselves from competitors primarily on the basis of our extensive commerce ecosystem and our focus on building remarkable products and services that are cohesive, fast, self-serve, and elegant. In addition, we differentiate ourselves by offering transparent pricing, no long-term contracts, and our ability to innovate and reshape the industries we operate in to expand access to traditionally unserved or underserved sellers. With respect to each of these factors, we believe that we compare favorably to our competitors. Competitors that overlap with certain functions and features that we provide include:

•Pen and paper, manual processes, and paper currency
•Business software providers such as those that provide point of sale, website building, inventory management, analytics, customer relationship management invoicing, and appointment booking solutions
•Payment terminal vendors
•Merchant acquirers
•Banks that provide payment processing, loans, and payroll

•Payroll processors
•Established or new alternative lenders

Cash App Ecosystem

Cash App is our ecosystem of financial services for individuals and competes with other companies in the peer-to-peer payments, debit and prepaid cards, credit card rewards, stock trading, and bitcoin spaces. Our competitors include money transfer apps, prepaid debit card offerings, brokerage firms, and crypto trading services.

We primarily compete based on our brand and the simplicity and quality of our customer experience. We invest in brand, design, and technology to keep our products fast and simple, while also improving and expanding our features.

Human Capital

Our employees are the driving force behind our purpose of economic empowerment. Attracting, developing, and retaining top talent remain a focus in the development of our human capital programs. As of December 31, 2020, we had 5,477 full-time employees worldwide with 662 full-time employees outside the US. We also engage temporary employees and consultants as needed to support our operations.

We have a purpose-driven culture, with a focus on employee input and well-being, which we believe enables us to attract and retain exceptional talent. We offer learning and development programs for all employees, as well as a robust manager training program. Employees are able to actively voice their questions and thoughts through many internal channels, including our company townhall meetings and bi-annual employee engagement surveys. While we have always had distributed teams collaborating around the globe, the COVID-19 pandemic provided an unexpected experiment in remote work, as the vast majority of our employees pivoted to working from home starting in March 2020. In May 2020, we announced that most employees will continue to have the option to work remotely even after we reopen our offices. This flexible location policy has unlocked opportunities to source, connect, and hire talent in more locations. We believe it will also enable us to retain talent, as employees can continue to work for Square if they need or want to relocate.

A key focus of our human capital management approach is our commitment to improving inclusion and diversity. In 2020, our focus was on building sustainable systems to champion inclusion and diversity via three critical channels — growing our Communities program (employee resource groups), equipping our managers to build and lead inclusive teams, and making diversity a central component of our recruiting strategy. Each year, we publish our workforce demographics on our inclusion and diversity blog to show how far we’ve come, where there’s room to grow, and how our workforce is evolving from multiple perspectives. The 2020 report is available at: https://squareup.com/us/en/l/diversity/representation-matters. The contents of the report and our websites are not incorporated by reference into this Annual Report on Form 10-K.

From a total rewards perspective, Square offers a competitive compensation and benefits package, which we review and update each year. Our annual compensation planning coincides with our feedback cycle where employees and managers have performance conversations to facilitate learning and career development. As part of our compensation review program, we conduct pay equity analyses annually.

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

We have developed a patent program and strategy to identify, apply for, and secure patents for innovative aspects of our products, services, and technologies where appropriate. In addition to our existing patents, we intend to file additional patent applications as we continue to innovate through our research and development efforts and to pursue additional patent protection to the extent we deem it beneficial and cost-effective.

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. We are the registered holder of a variety of U.S. and international trademarks and domain names that include the terms “Square,” "Cash App," "Weebly," and variations thereof.

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

Outside the United States, we provide localized versions of some of our services to customers, including through various foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by regulatory authorities in the jurisdictions in which they operate. For instance, we hold an Australian Financial Services License issued by the Australian Securities and Investments Commission to provide non-cash payments in Australia, and we are licensed as an Electronic Money Institution to provide payments services and electronic money in the United Kingdom by the Financial Conduct Authority and in the European Union by the Central Bank of Ireland and the Bank of Lithuania.

Our payments services may be or become subject to regulation by other authorities, and the laws and regulations applicable to the payments industry in any given jurisdiction are always subject to interpretation and change.

Consumer Protection

The Consumer Financial Protection Bureau and other federal, local, state, and foreign regulatory and law enforcement agencies regulate financial products and enforce consumer protection laws, including credit, deposit, and payments services, and other similar services. These agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce rules and regulations that affect our business.

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

Bank Regulation

We have obtained a conditional order of approval from the Federal Deposit Insurance Corporation (FDIC) and the Utah Department of Financial Institutions to open an industrial loan corporation (ILC) in 2021. The opening of Square Financial Services, our ILC, will subject us to direct state and federal regulatory oversight and require compliance with all applicable banking regulations and requirements.

Broker-Dealer Regulation

Our subsidiary, Cash App Investing LLC (Cash App Investing), operates as a broker-dealer and is therefore registered with the Securities and Exchange Commission (SEC) and a member of the Financial Industry Regulatory Authority (FINRA). As a broker-dealer, Cash App Investing is subject to SEC and FINRA laws and regulations including, without limitation, how it markets its services, handles customer assets, keeps records, and reports to the SEC and FINRA. Cash App Investing is also registered in each state where we conduct business, and subject to those states’ securities laws and regulations.

Virtual Currency Regulation

We are subject to certain licensing and regulatory frameworks triggered by our Cash App offering, through which customers can use their stored funds to buy, hold and sell bitcoin, and transfer bitcoin to and from Cash App. We currently hold a New York State Bitlicense. The laws and regulations applicable to virtual currency are evolving and subject to interpretation and change. Therefore, our virtual currency services may be or become subject to additional licensing and regulatory requirements by other authorities.

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

Seasonality

Historically, for our Seller ecosystem transaction-based revenue has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners. We have not historically experienced meaningful seasonality with respect to total net revenue as this effect has been offset by our revenue growth. In 2020, typical historical seasonality trends for the Seller ecosystem were impacted as a result of the COVID-19 pandemic and subsequent shelter-in-place restrictions.

Historically, our Cash App ecosystem experiences improvements in revenue and gross profit related to the distribution of government funds as customers have pulled more funds into Cash App, including during the first quarter related to the distribution of tax refunds. During the year ended December 31, 2020, we saw a significant increase in total Cash App revenue, primarily from bitcoin revenue which contributed 48% of total consolidated net revenue in 2020, and 85% of the total increase in consolidated net revenues in 2020. The primary drivers of bitcoin revenue are customer demand and the current market price of bitcoin, and as such, may not be indicative of future performance and skew typical seasonality trends in the Cash App ecosystem.

Corporate Information

Square was incorporated in Delaware in June 2009. Our headquarters are located at 1455 Market Street, Suite 600, San Francisco, California 94103. Our telephone number is (415) 375-3176. Our website is located at www.squareup.com, and our investor relations website is located at investors.squareup.com. The information contained in, or accessible through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Risk Factors Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Risks related to our business and our industry:
•the ongoing COVID-19 pandemic and measures intended to prevent its spread;
•our participation in government relief programs set up in response to the COVID-19 pandemic;
•our ability to maintain, protect and enhance our brand;
•our ability to retain existing sellers, attract new sellers, and increase sales to both new and existing sellers, as well as our ability to attract and retain Cash App customers and grow their use of Cash App services;
•our investments in our business and ability to maintain profitability;
•our efforts to expand our product portfolio and market reach;
•our ability to develop products and services to address the rapidly evolving market for payments and financial services;
•competition in our industry;
•expanding our business globally;
•any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions that we may undertake; and
•additional risks of Square Capital relating to the availability of capital, seller payments, availability and structure of its bank partnership, and expansion of its products.

Operational risks:
•real or perceived improper or unauthorized use of, disclosure of, or access to sensitive data;
•security breaches or human error in administering our software, hardware, and systems;
•systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services or those of our sellers;
•any inability to access our private keys required to access our bitcoin or any hack or other data loss relating to the bitcoins we hold;
•our risk management efforts;
•our dependence on payment card networks and acquiring processors;
•our reliance on third parties and their systems for a variety of services, including the processing of transaction data and settlement of funds to us and our sellers;
•our dependence on key management and any failure to attract, motivate, and retain our employees;
•our operational, financial, and other internal controls and systems;
•the integration of our services with a variety of operating systems and the interoperation of our hardware that enables merchants to accept payment cards with third-party mobile devices utilizing such operating systems;
•any shortage, price increases, tariffs, changes, delay or discontinuation of our key components; and
•our ability to accurately forecast demand for our products and adequately manage our product inventory.

Economic, financial, and tax risks:
•a deterioration of general macroeconomic conditions;
•any greater-than-anticipated tax liabilities or significant valuation allowances on our deferred tax assets;
•any inability to secure financing on favorable terms, or at all, or covenants in our existing credit agreement or future agreements;
•our ability to service our convertible senior notes; and
•counterparty risk with respect to our convertible note hedge transactions.

Legal, regulatory, and compliance risks:
•extensive regulation and oversight in a variety of areas of our business;
•complex and evolving regulations and oversight related to privacy and data protection;
•obligations and restrictions as a licensed money transmitter;
•regulation and scrutiny of our subsidiary Square Financial Services, which is a Utah state-chartered industrial bank, including the requirement that we serve as a source of financial strength to it;
•regulation and scrutiny of our subsidiary Cash App Investing, which is a broker-dealer registered with the SEC and a member of FINRA, including net capital and other regulatory capital requirements;
•changes to our business practices imposed by FINRA based on our ownership of Cash App Investing;
•litigation, including intellectual property claims, government investigations or inquiries, and regulatory matters or disputes;
•any inability to protect our intellectual property rights; and
•our bitcoin investments being subject to volatile market prices, impairment, and other risks of loss.

Risks related to ownership of our common stock:
•the dual class structure of our common stock;
•volatility of the market price of our Class A common stock;
•our convertible note hedge and warrant transactions;
•anti-takeover provisions contained in our amended and restated certificate of incorporation, our amended and restated bylaws, and provisions of Delaware law; and
•exclusive forum provisions in our bylaws.

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic and measures intended to prevent its spread have had, and may continue to have, a material and adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. Small businesses, which constitute a large part of our sellers, have been impacted particularly hard. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have contributed significantly to increased unemployment and negatively impacted consumer and business spending.

The pandemic has adversely impacted, and is likely to continue to adversely impact, our operations and the operations of our customers and business partners. For example, our customer support for Cash App was operating at reduced levels for some time, as certain vendors we had used to perform such functions had to shut down some operations. The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, limiting external guests visiting our offices, and canceling, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

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

Square Capital is an approved participant under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. Recently, the PPP was extended until March 31, 2021 and an additional $284 billion was allocated to fund a second round of PPP loans. The PPP was intended to provide funding for businesses so they can retain employees and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Additionally, borrowers may now qualify for a “second-draw” loan generally under the same terms and conditions as their initial loans. Small businesses who received a PPP loan previously can apply for a second loan if they: (i) employ fewer than 300 employees, (ii) experienced at least a 25% decrease in revenue in any quarter in 2020 relative to same quarter in 2019, and (iii) have already used or will use the full amount of their first PPP loan. Under the program, Square Capital, through a bank partner (and directly with respect to the second round of PPP loans), provides small businesses two-year or five-year loans at a fixed interest rate of one percent for up to 2.5 times (or 3.5 times with respect to restaurants qualifying for a second PPP loan) the borrower’s monthly payroll expenses. The loan is forgiven under the program if the loan proceeds are used for specified expenses, including payroll and benefit costs, rent payments, utilities, and mortgage and certain interest expenses; provided that at least 60% of the loan proceeds are utilized for qualifying payroll costs and the borrower maintains or rehires employees during the specified periods. As of December 31, 2020, Square Capital had facilitated approximately $857 million of PPP loans, excluding cancelled loans. Square Capital has retained some of these PPP loans in its portfolio, but also sold 100% participation rights in certain PPP loans to an institutional third-party investor. In addition, Square Capital has borrowed money from the Federal Reserve secured by PPP loans in its portfolio. Square Capital expects to continue to retain PPP loans from the second round of the PPP in its portfolio and to continue to access funds from the Federal Reserve secured by such PPP loans.

As a participant in the PPP, Square Capital is exposed to new risks and uncertainties since certain processes and program requirements are still being developed, iterated upon, and have not yet been tested, which exposes us to risks related to documentation, verification, forgiveness, and servicing of such loans. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults on its PPP loan, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation and review and underwriting processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We also may become subject to litigation arising as a result of our participation in this program, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on Square Capital’s business and results of operations.

Separately, the CARES Act and the Consolidated Appropriations Act, 2021 provided for stimulus funds, called economic impact payments, to individuals, expanded eligibility for unemployment benefits, increased the amount of unemployment insurance benefits, and extended the period for such payments. Cash App has been facilitating the payment of such stimulus funds and unemployment benefits by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts and accepting cash-in deposits from prepaid cards issued by state governments. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. The federal stimulus programs were set up quickly and under difficult and unprecedented circumstances and the implementation of these programs at the federal, state, and local levels has been complex and difficult, causing them to be more susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of unemployment and stimulus payments may therefore expose us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss.

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

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Additionally, our rate of revenue growth may vary between our two reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Seller segment. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer, both in the seller ecosystem and the Cash App ecosystem. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the aggregate spending of our sellers’ customers. The COVID-19 pandemic caused some sellers to close or curtail operations, which negatively impacted our Seller revenue.

The growth of our business depends in part on existing sellers and Cash App customers expanding their use of our products and services. If we are unable to encourage broader use of our services by our sellers and Cash App customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and Cash App customers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have experienced rapid growth in the number of monthly transacting active Cash App customers in recent periods. Growth in monthly transacting active Cash App customers and such customers’ level of engagement with our products and services are essential to our success and long-term financial performance. However, the growth rate of monthly transacting active Cash App customers has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the network effects of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to the price of bitcoin and may not correlate to customer or engagement growth rates. We have invested and will continue to invest in improving our Square platform in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

    While we generated net income of $213.1 million and $375.4 million for the years ended December 31, 2020 and 2019, respectively, we generated net losses of $38.5 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $297.2 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are transferred to our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

From time to time, we have made and may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Our efforts to expand our product portfolio and market reach may not succeed and may reduce our revenue growth.

While we have grown the proportion of revenue from newer products and services from each of the Cash App and Seller segments and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams, or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. For example, our Cash App products are intended to make investing in certain assets, such as bitcoin, stocks, and exchange-traded funds, more accessible. However, as a result, our customers who use these products may experience losses or other financial impacts due to, among other things, market fluctuations in the prices of bitcoin and stocks. If our users are adversely affected by such risks, they may cease using the product or Cash App altogether and our business, brand, and reputation may be adversely affected. Further, our newer activities may not lead to growth or recoup our investments in a timely manner or at all and may require significant management time and attention. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, as well as developments in cryptocurrencies and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep the data safe in the event that it is stolen or viewed by unauthorized third parties.

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

We often rely, not only on our own initiatives and innovations, but also on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers both within our seller ecosystem and our Cash App ecosystem, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

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

We may also face pricing pressures from competitors. Some competitors may offer lower prices to sellers for similar services by cross-subsidizing their payments services through other services they offer. Such competition may result in the need for us to alter the pricing we offer to our sellers and could reduce our gross profit. In addition, sellers may demand more customized and favorable pricing from us, and competitive pressures may require us to agree to such pricing, further reducing our gross profit. We currently negotiate pricing discounts and other incentive arrangements with certain large sellers to increase acceptance and usage of our products and services. If we continue this practice and if an increasing proportion of our sellers are large sellers, we may have to increase the discounts or incentives we provide, which could also reduce our gross profit.

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

•failure to anticipate competitive conditions and competition with service providers or other market-players that have greater experience in the local markets than we do;

•failure to conform with applicable business customs, including translation into foreign languages, cultural context, and associated expenses;

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

•we may have difficulty entering into new market segments or new geographic territories;

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

We may also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. For example, in 2019, we completed the sale of Caviar to DoorDash in exchange for cash and stock consideration. Following DoorDash’s initial public offering, we are required to mark to market our equity holdings each quarter, which may result in fluctuations of our results of operations due to the trading price of DoorDash’s Class A common stock. Further, because we are subject to a lock-up agreement with respect to such holdings, we are restricted from selling all of our equity holdings for a period of 180 days following DoorDash's IPO, and there can be no assurances that we will fully realize the value of the stock consideration once we are able to sell. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

In addition, adverse changes in macroeconomic conditions as a result of the COVID-19 pandemic have led to a decrease in the number of sellers eligible for Square Capital facilitated business loans and strained our ability to correctly identify such sellers on behalf of our bank partner or manage the risk of non-payment or fraud as servicer of the business loans. As a result, Square Capital ceased to facilitate new business loans, with the exception of PPP loans, during the second quarter of 2020. In the third quarter of 2020, Square Capital resumed offering its regular business loans under stricter eligibility criteria, but it remains uncertain at what levels Square Capital will facilitate such business loans. If we fail to correctly predict the likelihood of timely repayment or correctly price such business loans, our business may be materially and adversely affected.

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

If our privacy and security measures or those of third party developers and vendors are inadequate or are breached, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds or other sensitive information on our systems or our partners’ systems, or if we, our third party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information is lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to litigation, regulatory scrutiny, and investigations.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. More generally, the COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working remotely and online, as well as the increase in electronic payments, e-commerce, and other online activity. As such, the risk of cybersecurity incidents is increasing, and we cannot provide assurances that our preventative efforts will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Further, we cannot provide assurance that our wallet will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoins could adversely affect our customers’ ability to access or sell their bitcoins and could harm customer trust in us and our products, require us to expend significant funds for remediation, and expose us to litigation and other potential liability. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoins or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products. As the number of customers who use our bitcoin product has increased and the value of bitcoins we hold on behalf of such customers has grown significantly, the risks and consequences of such adverse events have increased and could materially and adversely affect our business.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us a target for illegal or improper uses, including scams and fraud directed at Cash App customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changes due to COVID-19 and the related economic impact, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Furthermore, while we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In fact, small businesses have been, and continue to be, disproportionately affected by the COVID-19 pandemic and the related measures taken by governments and private industry to protect the public health such as stay-at-home orders. Many businesses are experiencing reduced sales and are processing fewer payments with us, which has had a negative impact on our results of operations. If they cease to operate, they will likely stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Capital program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

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

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our new work from home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space.

We are also monitoring developments related to the decision by the United Kingdom to leave the European Union . Brexit could have significant implications for our business and could lead to economic and legal uncertainty and increasingly divergent laws, regulations, and licensing requirements. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. For example, various levels of government and international organizations, such as the Organization for Economic Co-operation and Development (“OECD”) and the European Union (“EU”), have increasingly focused on future tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other taxable services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, due to the global nature of the Internet, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, income taxes, or other taxes relating to our activities in the internet commerce and financial technology space. New or revised taxes, in particular, sales & use taxes, VAT, and similar taxes, including digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, and certain foreign jurisdictions, have considered or adopted laws or administrative practices that attempt to impose obligations for online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants behalf and take on additional reporting and record-keeping obligations. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of December 31, 2020, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, finance lease arrangements, and cash from operations. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs and planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit facilities for other reasons. We may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on dividends and stock repurchases. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our other outstanding indebtedness, including our 2022 Notes, 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (collectively, the Notes) and any future financing agreements that we may enter into to become immediately due and payable.

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

As of December 31, 2020, we had $8.5 million outstanding aggregate principal amount of 2022 Notes, $862.5 million aggregate principal amount of 2023 Notes, $1.0 billion outstanding aggregate principal amount of 2025 Notes, $575.0 million outstanding aggregate principal amount of 2026 Notes, and $575.0 million outstanding aggregate principal amount of 2027 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, February 15, 2023, in the case of the 2023 Notes, December 1, 2024, in the case of the 2025 Notes, February 1, 2026, in the case of the 2026 Notes, and August 1, 2027, in the case of the 2027 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes, the 2023 Notes, and the 2025 Notes for the relevant period in the calendar quarter ending December 31, 2020, the 2022 Notes, 2023 Notes, and 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2021. Whether the Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes of a series elect to convert such Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Notes and 2023 Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions of the 2022 Notes and 2023 Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes.

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

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses in most quarters, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

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

In connection with the issuance of each series of our Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the "option counterparties." The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our Class A common stock market price and in the volatility of the market price of our Class A common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

Our investments in bitcoin may be subject to volatile market prices, impairment, and other risks of loss.

We purchased $50 million in bitcoin in October 2020 and another $170 million in bitcoin in February 2021, and we may make additional bitcoin purchases in the future. The price of bitcoin has been highly volatile in the past and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Moreover, its lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. If the market value of the bitcoin we hold decreases relative to the purchase prices, our financial condition may be adversely impacted.

Moreover, bitcoin currently is considered an indefinite-lived intangible asset under applicable accounting rules, meaning that any decrease in its market value below our book value for such asset at any time subsequent to its acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC and the Consumer Financial Protection Bureau, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes more stringent data privacy and data protection requirements than prior EU data protection law and provides for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million. To address data transfers from the EU to other jurisdictions, we utilize model contracts approved by the EU Commission. On July 16, 2020, the Court of Justice of the European Union (CJEU) issued a decision that may impose additional obligations on companies when relying on those model contracts, in addition to invalidating another method that some companies relied on for transferring personal data from the European Economic Area (EEA) to the United States, the EU-U.S. Privacy Shield. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision, we may be required to take additional steps to legitimize impacted personal data transfers. This could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the United Kingdom, although a Data Protection Act substantially implements the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated. The U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K. and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (CCPA) became effective on January 1, 2020 and will be modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and becomes fully effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, various states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA, and the federal government is contemplating federal privacy legislation. In addition, laws and regulations directed at privacy and data security, and those that have been applied in those areas, may be subject to evolving interpretations or applications. The effects of recently proposed or enacted legislation, including CCPA and CPRA, potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. In particular, with laws and regulations such as the GDPR in the EU and the CCPA and CPRA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving regulatory requirements, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third party vendor or developer partnerships, and materially and adversely affect our business.

As a licensed money transmitter, we are subject to important obligations and restrictions.

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the United States and in the states where this is required, as well as in some non-U.S. jurisdictions, including the European Union, the United Kingdom, and Australia. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

Our subsidiary Square Financial Services is a Utah state-chartered industrial bank, which requires that we serve as a source of financial strength to it and subjects us to potential regulatory sanctions.

On March 17, 2020, the Board of Directors of the FDIC conditionally approved an application for federal deposit insurance for Square Financial Services, an industrial bank that we are in the process of establishing and plan to open for business this year. The Utah Department of Financial Institutions has also granted its conditional approval. However, there can be no assurances that Square Financial Services will become operational. The Federal Deposit Insurance Act requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services has initial paid in capital of not less than approximately $56 million. Thereafter, the capital levels of Square Financial Services during the first three years of operation may not be less than the levels provided in Square Financial Services’ business plan filed with the FDIC. Thereafter, the regulatory capital ratios must be annually approved by the FDIC, and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If the FDIC were to increase Square Financial Services’ capital requirements, it could have adverse effects on us and Square Financial Services.

The FDIC’s approval is also contingent on us entering into a Capital and Liquidity Maintenance Agreement as well as a Parent Company Agreement. The Capital and Liquidity Maintenance Agreement would require, among other things, that we maintain the leverage ratio of Square Financial Services at a minimum of 20 percent at all times; maintain a third-party line of credit for the benefit of Square Financial Services acceptable to the FDIC; purchase any loan from Square Financial Services at the greater of the cost basis or fair market value, if deemed necessary by the FDIC or Square Financial Services; and establish and maintain a reserve deposit at an unaffiliated third-party bank that Square Financial Services could draw upon in the event that we fail to provide sufficient funds to maintain Square Financial Services’ capital ratios at the required levels. The Parent Company Agreement would require, among other things, that we consent to the FDIC’s examination of us and our subsidiaries; limit our representation on Square Financial Services’ board of directors to no more than 25 percent; submit a contingency plan to the FDIC that describes likely scenarios of significant financial or operational stress and, if we were unable to serve as a source of financial strength, options for the orderly wind down or sale of Square Financial Services; and engage a third party to review and provide periodic reports concerning the effectiveness of our complaint response system. Jack Dorsey, who is considered our controlling shareholder in this context, also agreed to cause us to perform under these agreements. Should we fail to comply with these obligations, we could be subject to regulatory sanctions. In addition, any failure by Square Financial Services to comply with applicable laws, rules, and regulations could also subject us and Square Financial Services to regulatory sanctions. These sanctions could adversely impact our reputation and our business, require us to expend significant funds for remediation, and expose us to litigation and other potential liability.

Our subsidiary Cash App Investing is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds by users of our Cash App through a third-party clearing and carrying broker, DriveWealth LLC (“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore Cash App Investing is subject to regulation, examination, and supervision by the SEC and FINRA. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

The SEC, FINRA, and state regulators have the authority to bring administrative or judicial proceedings against broker-dealers, whether arising out of examinations or otherwise, for violations of state and federal securities laws. Administrative sanctions can include cease-and-desist orders, censure, fines, and disgorgement and may even result in the suspension or expulsion of the firm from the securities industry. Similar sanctions may be imposed upon officers, directors, representatives, and employees.

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s regulatory obligations. However, appropriately addressing these issues is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Cash App Investing also relies on various third parties, including DriveWealth, to provide services, including managing and executing customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or Cash App Investing.

In the event of any regulatory action or scrutiny, we or Cash App Investing could also be required to make changes to our business practices or compliance programs. In addition, any perceived or actual breach of compliance by Cash App Investing with respect to applicable laws, rules, and regulations could have a significant impact on our reputation, could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk, including litigation against us, and potential liability.

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

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, bitcoin and equity investing, business financing, and employment did not anticipate businesses like ours, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

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

We routinely apply for patents in the U.S. and internationally to protect innovative ideas in our technology, but we may not always be successful in obtaining patent grants from these applications. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 62.8% of the voting power of our combined outstanding capital stock as of December 31 2020. Our executive officers and directors and their affiliates held approximately 65.1% of the voting power of our combined outstanding capital stock as of December 31, 2020. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

•from time to time we make investments in equity that is, or may become, publicly held, and we may experience volatility due to changes in the market prices of such equity investments;

•fluctuations in the price of bitcoin, and potentially any impairment charges in connection with our investments in bitcoin;

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

•actual or perceived data security incidents that we or our service providers may suffer; and

•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The convertible note hedge and warrant transactions may affect the value of our Class A common stock.

In connection with the issuance of each series of our Notes, we entered into convertible note hedge transactions with the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

Our corporate headquarters, which include product development, sales, marketing, and business operations, are located in San Francisco, California. It consists of 469,056 square feet of space under a lease that expires in 2023. We also lease 59,905 square feet in New York, New York for a product development, sales, and business operations office under a lease that expires in 2025. In December 2018, we entered into a lease arrangement for 355,762 square feet of office space in Oakland, California under a lease that expires in 2031. In July 2019, the Company entered into a lease arrangement for 226,185 square feet of office space in St Louis, Missouri, for a term of 15.5 years with options to extend the lease term for two 5-year terms. The lease commencement date varies by floor beginning in May 2020. In addition, we also have offices in several other locations and believe our facilities are sufficient for our current needs.

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

Holders of Record
As of February 18, 2021, there were 131 holders of record of our Class A common stock and 43 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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
Unregistered Sales of Equity Securities
In connection with the acquisition of a technology company completed in the three months ended March 31, 2020, which we previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, we issued 165,976 shares of our Class A common stock subject to certain vesting conditions, pursuant to exemptions from registration provided by Section 4(a)(2). This issuance was in addition to the 191,041 shares of our Class A common stock reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 in connection with the same acquisition.
Issuer Purchases of Equity Securities

Period	Total number of Shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31	234,060 (i)	$168.74 (ii)	—	—
November 1 to November 30	588,762 (iii)	$156.55 (ii)	—	—
December 1 to December 31	715,028 (iv)	$214,00 (ii)	—	—
Total	1,537,850	$173.47 (ii)	—	—

(i) Includes 14,779 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net shares settled and the Company received 219,281 shares of the Company's Class A common stock from the counterparties in October of 2020.
(ii) Excludes the shares received through the exercise of the note hedges.
(iii) Includes 7,586 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net shares settled and the Company received 581,176 shares of the Company's Class A common stock from the counterparties in November of 2020.
(iv) Includes 4,888 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net shares settled and the Company received 710,140 shares of the Company's Class A common stock from the counterparties in December of 2020.

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
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on December 31, 2015 and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Square, Inc.	100.00	104.13	264.86	428.49	477.92	1,662.64
S&P 500	100.00	111.96	136.4	130.42	171.49	203.04
S&P North American Technology	100.00	113.56	156.46	160.96	229.67	333.37

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2020, 2019, and 2018, and the consolidated balance sheet data as of December 31, 2020, and 2019, have been derived from our audited consolidated financial statements and should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following selected consolidated statement of operations data for the years ended December 31, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017, and 2016, are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Total net revenue	9,497,578	4,713,500	3,298,177	2,214,253	1,708,721
Total cost of revenue	6,764,169	2,823,815	1,994,477	1,374,947	1,132,683
Gross profit	2,733,409	1,889,685	1,303,700	839,306	576,038
Total operating expenses	2,752,224	1,863,128	1,340,314	893,512	746,491
Operating income (loss)	(18,815)	26,557	(36,614)	(54,206)	(170,453)
Net income (loss)	$213,105	$375,446	$(38,453)	$(62,813)	$(171,590)
Net income (loss) per share:
Basic	$0.48	$0.88	$(0.09)	$(0.17)	$(0.50)
Diluted	$0.44	$0.81	$(0.09)	$(0.17)	$(0.50)
Weighted-average shares used to compute net income (loss) per share:
Basic	443,126	424,999	405,731	379,344	341,555
Diluted	482,167	466,076	405,731	379,344	341,555

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,158,058	$1,047,118	$583,173	$696,474	$452,030
Total investments in debt-securities	1,159,062	1,029,759	1,005,671	373,243	87,267
Settlements receivable	1,024,895	588,692	364,946	620,523	321,102
Customer funds	2,037,832	676,292	334,017	103,042	43,574
Working capital	3,635,525	1,525,716	1,093,364	805,467	423,961
Total assets	9,869,550	4,551,258	3,281,023	2,187,270	1,211,362
Customers payable	3,009,051	1,273,135	749,215	733,736	431,632
Long-term debt	2,586,924	938,832	899,695	358,572	—
Total stockholders’ equity	2,681,569	1,715,050	1,120,501	786,333	576,153

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, net income (loss), and other results under generally accepted accounting principles (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment solution providers.

	Year Ended December 31,
	2020	2019	2018	2017	2016 (i)
	(in thousands, except for GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$112,295	$106,239	$84,654	$65,343	$49,683
Adjusted EBITDA	$474,071	$416,853	$256,523	$139,009	$44,887
Adjusted Net Income Per Share:
Basic	$0.95	$0.90	$0.55	$0.30	$0.04
Diluted	$0.84	$0.80	$0.47	$0.27	$0.04

(i) For 2016, each of these metrics and measures excludes the effect of our processing agreement with Starbucks which transitioned to another payments solutions provider in the fourth quarter of 2016. As transactions with Starbucks have not recurred, we believe it is useful to exclude Starbucks activity to clearly show the impact Starbucks has had on our financial results historically. Our agreements with other sellers generally provide both those sellers and us the unilateral right to terminate such agreements at any time, without fine or penalty.
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

Adjusted EBITDA and Adjusted Net Income (Loss) Per Share (Adjusted EPS)
Adjusted EBITDA and Adjusted EPS are non-GAAP financial measures that represent our net income (loss) and net income (loss) per share, adjusted to eliminate the effect of items as described below. We have included these non-GAAP financial measures in this Annual Report on Form 10-K because they are key measures used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges.

•For 2016, we exclude Starbucks transaction-based revenue and Starbucks transaction-based costs. As described above, Starbucks ceased using our payments solutions altogether in the fourth quarter of 2016, and we believe that providing non-GAAP financial measures that exclude the impact of Starbucks is useful to investors.

•We believe it is useful to exclude certain non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•In connection with the issuance of our convertible senior notes (as described in Note 13, Indebtedness, of the notes of the Consolidated Financial Statements), we are required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible senior notes, as if converted at the beginning of the period, if the impact is dilutive.

•We exclude gain or loss on the disposal of property and equipment, gain on sale of asset group, gain or loss on revaluation of equity investment, gain or loss on debt extinguishment related to the conversion of senior notes and impairment of intangible assets, as applicable, and the litigation settlement with Robert E. Morley in 2016 from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

•We also exclude certain costs associated with acquisitions that are not normal operating expenses, including amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting and due diligence costs, and we add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting. Such amounts were not included in prior periods as they were immaterial or zero.

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

Because of these limitations, you should consider the non-GAAP financial measures alongside other financial performance measures, including net income (loss) and our other financial results presented in accordance with GAAP.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss)	$213,105	$375,446	$(38,453)	$(62,813)	$(171,590)
Starbucks transaction-based revenue	—	—	—	—	(78,903)
Starbucks transaction-based costs	—	—	—	—	69,761
Share-based compensation expense	397,500	297,863	216,881	155,836	138,786
Depreciation and amortization	84,212	75,598	60,961	37,279	37,745
Litigation settlement expense	—	—	—	—	48,000
Interest expense (income), net	56,943	21,516	17,982	10,053	(533)
Other (income) expense, net	(291,725)	273	(18,469)	(1,595)	(247)
Provision for income taxes	2,862	2,767	2,326	149	1,917
Loss (gain) on disposal of property and equipment	2,570	1,008	(224)	100	(49)
Gain on sale of asset group	—	(373,445)	—	—	—
Acquisition related and other costs	7,482	9,739	4,708	—	—
Acquired deferred revenue adjustment	1,497	7,457	12,853	—	—
Acquired deferred costs adjustment	(375)	(1,369)	(2,042)	—	—
Adjusted EBITDA	$474,071	$416,853	$256,523	$139,009	$44,887

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018	2017	2016
Net income (loss)	$213,105	$375,446	$(38,453)	$(62,813)	$(171,590)
Starbucks transaction-based revenue	—	—	—	—	(78,903)
Starbucks transaction-based costs	—	—	—	—	69,761
Share-based compensation expense	397,500	297,863	216,881	155,836	138,786
Amortization of intangible assets	19,239	15,000	13,103	7,615	9,013
Litigation settlement expense	—	—	—	—	48,000
Amortization of debt discount and issuance costs	67,979	39,139	32,855	14,223	—
Loss (gain) on revaluation of equity investments	(295,297)	12,326	(20,342)	—	—
Loss on extinguishment of long-term debt	6,651	—	5,028	—	—
Loss (gain) on disposal of property and equipment	2,570	1,008	(224)	100	(49)
Gain on sale of asset group	—	(373,445)	—	—	—
Acquisition related and other costs	7,482	9,739	4,708	—	—
Acquired deferred revenue adjustment	1,497	7,457	12,853	—	—
Acquired deferred cost adjustment	(375)	(1,369)	(2,042)	—	—
Adjusted Net Income - basic	$420,351	$383,164	$224,367	$114,961	$15,018
Cash interest expense on convertible senior notes	6,078	5,108	1,292	—	—
Adjusted Net Income - diluted	$426,429	$388,272	$225,659	$114,961	$15,018

Adjusted Net Income Per Share:
Basic	$0.95	$0.90	$0.55	$0.30	$0.04
Diluted	$0.84	$0.80	$0.47	$0.27	$0.04

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	443,126	424,999	405,731	379,344	341,555
Diluted	507,229	486,381	478,895	426,519	370,258

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

Our Seller ecosystem is a cohesive commerce ecosystem that helps sellers start, run and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offering, a seller can accept payments in person via swipe, dip, or tap of a card or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Square Card is a business prepaid card that enables sellers to spend the balance they have stored with Square. Sellers can also deposit funds into their Square stored balance so they can manage all of their business expenses in one place. Sellers also gain access to business loans through Square Capital based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale. We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive P2P (peer-to-peer) payments, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. In the fourth quarter of 2020, we acquired Credit Karma Tax, which adds a tax filing product for individuals to Cash App's ecosystem which provides a seamless, mobile-first solution for individuals to file their taxes for free.

Effective June 30, 2020, we changed from one reportable segment to two reportable segments to reflect the way management and our chief operating decision maker (“CODM”) review and assess performance of the business. Our two reportable segments are Seller and Cash App. Seller includes managed payment services, software solutions, hardware and financial services products offered to sellers, while Cash App includes financial tools available to individuals such as P2P (peer-to-peer) payments, Cash Card transactions, bitcoin and stock investing.

In April 2020, we were licensed to participate in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) that was enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The PPP is intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. For the year ended

December 31, 2020, we facilitated the issuance of $857 million of PPP loans, excluding cancelled loans, through an external bank partner, of which we sold $399.0 million to an investor. These loans are guaranteed by the U.S. government. Additionally, the loans are eligible for forgiveness if the borrowers meet certain criteria. As of December 31, 2020, approximately $46.4 million in PPP loans held for sale on our consolidated balance sheet have been forgiven by the SBA. In February 2021, we began participating in the second round of the PPP program by accepting applications from certain existing Square customers who received a loan in the spring of 2020. Similar to the loans issued in the first round of PPP, the loans are guaranteed by the U.S. government and will be eligible for forgiveness if the borrowers meet certain criteria.

On June 2, 2020, we entered into the Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco (“First PPPLF Agreement”) to secure additional credit in an aggregate principal amount of up to $500.0 million. The program was established by the Federal Reserve to supplement the SBA's PPP to support the economy in response to the COVID-19 crisis. The facility is intended to bolster the effectiveness of the PPP and provide liquidity to credit markets, helping to stabilize financial institutions supporting COVID-19 relief efforts. Borrowings under the facility accrue interest at a rate of 0.35% and advances must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advance will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. The advances under this facility are also repayable if the associated PPP loans are forgiven, repaid by the customer, or settled by the government guarantee. As of December 31, 2020, $464.1 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans held for sale on our consolidated balance sheet. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement” and together with the First PPPLF Agreement, “PPPLF Agreements”) to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements.

On March 5, 2020, we issued $1.0 billion in aggregate principal amount of convertible senior notes that mature on March 1, 2025 (2025 Notes), unless earlier converted or repurchased pursuant to their terms, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. On November 13, 2020, we issued an aggregate principal amount of $1.150 billion of convertible senior notes comprised of $575 million of convertible senior notes that mature on May 1, 2026 (2026 Notes) with a 0.0% coupon interest rate, and $575 million of convertible senior notes that mature on November 1, 2027 (2027 Notes) with a 0.25% coupon interest rate. The 2026 Notes and 2027 Notes will mature on each of its respective dates, unless earlier converted or repurchased. The 2027 Notes will bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year beginning on May 1, 2021. We intend to use the net proceeds from our 2025, 2026 and 2027 Notes offerings for general corporate purposes, which may include capital expenditures, investments, working capital, and potential acquisitions and strategic transactions.

Impact of COVID-19 on Current Trends and Outlook

By March 2020, the World Health Organization declared the COVID-19 pandemic a global pandemic following which, many local governments issued various mandates and public health guidelines requiring the closure of non-essential businesses and the curtailing of all unnecessary travel. These orders also required individuals to comply with various shelter-in-place and social distancing orders. As a result, the vast majority of our customers in those affected areas experienced a significant decline in sales in the first half of 2020. In the second half of 2020, as some shelter-in-place orders were relaxed, we saw modest improvements in certain areas including positive growth from higher priced card-not-present transactions as sellers adapted their businesses to contactless commerce, new sellers that joined Square, and the positive impact of various government assistance programs that led to an increase in consumer spending. However, Seller GPV trends have continued to vary by region and depended on regional shelter-in-place restrictions and COVID-19 guidelines. We also experienced an increase in Cash App engagement as a result of customer adoption of multiple products and the deposit of government stimulus funds and unemployment benefits into Cash App customer accounts.

In response to the COVID-19 pandemic, we took measures to assist our customers that we believed were in the best interests of our sellers in the long term, including refunding software subscription fees during the months of March and April 2020 as well as introducing options for sellers to temporarily pause and resume their subscriptions. While we continue to actively monitor the worldwide spread of COVID-19, the extent to which COVID-19 will ultimately impact our business remains difficult to predict. Growth trends continued to vary by region, product, and vertical, depending primarily on differences in the timing and phases of reopenings, which we expect will have a significant impact on overall GPV trends. Our priority remains the safety of our employees, customers and the communities in which we live and operate. We continue to remain in close and regular contact with our employees, customers, business partners and communities to help navigate these challenging times.

Areas in which we continuously evaluate the potential impact of the COVID-19 pandemic on our financial statements, include, and are not limited to, accrued transaction losses and fair value of loans, and to a lesser extent, the impairment of goodwill and intangible assets, impairment of long-lived assets including operating lease right-of-use assets, and property and equipment. We have concluded that our goodwill and other long lived assets are not impaired as of December 31, 2020. We continue to revise our estimates and assumptions to reflect any changes in transaction and loan losses in our financial statements. Where applicable, we have incorporated judgments and estimates of the expected impact of COVID-19 in the preparation of the financial statements based on information currently available. These judgments and estimates are subject to change, as new developments occur and additional information is obtained and are recognized in the consolidated financial statements as they become known.

Components of Results of Operations
Revenue
Transaction-based revenue. We charge our sellers a transaction fee that is generally calculated based on a percentage of the total transaction amount processed. We also selectively offer custom pricing for certain larger sellers. Transaction-based revenue also includes amounts we charge our Cash App customers for peer-to-peer transactions to business accounts and payments sent from a credit card.
Subscription and services-based revenue. Revenue from Cash App, Square Capital, and Instant Transfers for sellers currently comprise the majority of our subscription and services-based revenue. Cash App subscription and services-based revenue is primarily comprised of transaction fees from both Cash App Instant Deposit and Cash Card. Our other subscription and services-based products include website hosting and domain name registration services, Gift Cards, Square Appointments, Customer Engagement, Employee Management, Payroll, Square Card, and other product offerings. Prior to 2020, subscriptions and services-based revenue also included revenue generated from Caviar, a food ordering and delivery platform that we sold in the fourth quarter of 2019.

Instant Deposit is a functionality within the Cash App and our managed payment solutions that enables customers to instantly deposit funds into their bank accounts, while Cash Card offers Cash App customers the ability use their stored funds via a Visa prepaid card that is linked to the balance the customer stores in Cash App. We charge a per transaction fee which we recognize as revenue when customers instantly deposit funds to their bank account, use their Cash Card to make a purchase, or withdraw funds.

Square Capital facilitates loans to sellers that are offered through a partnership bank and are generally repaid through withholding a percentage of the collections of the seller's receivables processed by us. We also facilitate loans to the customers of certain sellers as well as to the sellers of its partners who do not process payments with us. The loans are generally originated by a bank partner, from whom we purchase the loans obtaining all rights, title, and interest. Our intention is to sell the rights, title, and interest in certain loans to third-party investors for an upfront fee when the loans are sold. We are retained by the third-party investors to service the loans and earn a servicing fee for facilitating the repayment of these receivables through our payments solutions. In April 2020, Square Capital was licensed to participate in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria.
Hardware revenue. Hardware revenue includes revenue from sales of contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, and barcode scanners, all of which can be integrated with Square Stand, Square Register, or Square Terminal to provide a comprehensive point-of-sale solution.

Bitcoin revenue. Our Cash App customers have the ability to purchase bitcoin, a cryptocurrency. We recognize revenue when customers purchase bitcoin and it is transferred to the customer's account. We purchase bitcoin from private broker dealers or from Cash App customers and apply a small margin before selling it to our customers. The sale amounts received from our customers are recorded as revenue on a gross basis and the associated bitcoin cost as cost of revenues, as we are the principal in the bitcoin sale transaction. We have determined we are the principal because we control the bitcoin before delivery to the customer, we are primarily responsible for the delivery of the bitcoin to the customer, we are exposed to risks arising from fluctuations of the market price of bitcoin before delivery to the customer, and we have discretion in setting prices charged to the customer. Bitcoin revenue may fluctuate as a result of changes in customer demand or the market price of bitcoin.

Cost of Revenue and Gross Margin
Transaction-based costs. Transaction-based costs consist primarily of interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions.
Subscription and services-based costs. Subscription and services-based costs consist primarily of costs related to Cash App including Instant Deposit and Cash Card as well as Instant Transfer for sellers. Caviar costs were also a significant component of the subscription and services-based costs, prior to the sale of Caviar on October 31, 2019.
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

Bitcoin costs. Bitcoin cost of revenue is comprised of the amounts we pay to purchase bitcoin, which will fluctuate in line with the price of bitcoin in the market. We purchase bitcoin to facilitate customers’ access to bitcoin.

Amortization of acquired technology. These costs consist of amortization related to technologies acquired through acquisitions. These amounts were not material to our financial statements.
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
Product development. Product development expenses currently represent the largest component of our operating expenses and consist primarily of expenses related to our engineering, data science, and design personnel; fees and supply costs related to maintenance at third-party data center facilities; hardware related development and tooling costs; and fees for software licenses, consulting, legal, and other services that are directly related to growing and maintaining our portfolio of products and services. Additionally, product development expenses include the depreciation of product-related infrastructure and tools, including data center equipment, internally developed software, and computer equipment. We continue to focus our product development efforts on adding new features and apps, and on enhancing the functionality and ease of use of our offerings. Our ability to realize returns on these investments is substantially dependent upon our ability to successfully address current and emerging requirements of sellers, buyers, and customers through the development and introduction of these new products and services.

Sales and marketing. Sales and marketing expenses are aggregated into two main components. The first component consists of traditional advertising costs incurred such as direct sales expense, account management, local and product marketing, retail and e-commerce, partnerships, and communications personnel. The second component of sales and marketing expense consists of costs incurred for services, incentives and other costs that are not directly related to revenue generating transactions that we consider to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways that are expensed as incurred.

General and administrative. General and administrative expenses consist primarily of expenses related to our customer support, finance, legal, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax, and accounting services.

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

Loan losses are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. The Company recognizes a charge whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value.

Amortization of acquired customer assets. Amortization of acquired customer assets includes customer relationships, restaurant relationships, courier relationships, subscriber relationships, and partner relationships. These amounts were not material to our financial statements.

Gain on sale of asset group

Gain on sale of asset group in 2019 represents the excess of the consideration received from the disposal of the Caviar business less the carrying values of the net assets sold.

Interest and Other Income and Expense, net

Interest and other income and expense, net consists primarily of gains or losses arising from marking to market of equity investments, interest expense related to our long-term debt, interest income on our investment in marketable debt securities, and foreign currency-related gains and losses.

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

Results of Operations

Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2020	2019	$ Change	% Change
Transaction-based revenue	$3,294,978	$3,081,074	$213,904	7%
Subscription and services-based revenue	1,539,403	1,031,456	507,947	49%
Hardware revenue	91,654	84,505	7,149	8%
Bitcoin revenue	4,571,543	516,465	4,055,078	785%
Total net revenue	$9,497,578	$4,713,500	$4,784,078	101%

Total net revenue for the year ended December 31, 2020, increased by $4.8 billion, or 101%, compared to the year ended December 31, 2019. Bitcoin revenue increased by $4.1 billion, and represented 85% of the increase in total net revenue. Excluding bitcoin revenue, total net revenue increased by $729.0 million, or 17%, in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Transaction-based revenue for the year ended December 31, 2020 increased by $213.9 million or 7%, compared to the year ended December 31, 2019. This increase was in line with the increase in GPV of 6% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily attributable to and affected by the following events and factors:

•In January and February of 2020, we benefited from the growth in payment volume processed by existing sellers, in addition to meaningful contributions from new sellers, compared to the same period in the prior year, which included a benefit from the impact of the leap year;

•In the second half of March through mid-April, 2020, as a result of the COVID-19 pandemic and subsequent shelter-in-place restrictions, we experienced a significant decline in transaction-based revenue, with GPV generated by our Seller business decreasing compared to the prior year;

•Beginning in mid-April 2020, we started to experience improving trends in GPV generated by our Seller business, as some states started to relax shelter-in-place measures, sellers adapted their businesses to contactless commerce, new sellers joined Square and various government assistance programs led to an increase in consumer spending;

•In the third and fourth quarters of 2020, we have experienced positive growth of GPV and revenue compared to the third and fourth quarters of 2019, primarily driven by higher priced card-not-present transactions as sellers continued to shift their businesses to adapt to the COVID-19 pandemic.

Despite the decrease in transaction-based revenue as a result of the COVID-19 pandemic, the overall increase in transaction-based revenue for the year ended December 31, 2020 compared to the same period in 2019 was primarily driven by growth in higher-priced card-not-present transactions as sellers shifted their businesses to adapt to the COVID-19 pandemic, and the impact from our November 2019 card-present price change, as well as Cash App GPV which includes Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business activity includes peer-to-peer transactions to business accounts using Cash App. The factors and events above had varying impacts on the GPV growth and may continue to impact our revenues in the future. In particular, card-present growth varies by region and product, depending primarily on differences in the timing and phases of reopenings, which we expect will have a significant impact on overall GPV trends.

Subscription and services-based revenue for the year ended December 31, 2020 increased by $507.9 million or 49%, compared to the year ended December 31, 2019. On October 31, 2019, we completed the sale of the Caviar business, and, accordingly, Caviar no longer contributes to subscription and services-based revenue. Excluding Caviar, subscription and services-based revenue grew by $653.9 million, or 74%, in the year ended year ended December 31, 2020, compared to the year ended December 31, 2019 driven predominantly by Cash App, and to a lesser extent Square Card and Instant Transfers for sellers, partially offset by a decrease in Square Capital loan volumes. Cash App subscription and services-based revenue is primarily comprised of transaction fees from both Cash App Instant Deposit and Cash Card, with a small portion generated from interest earned on customer funds. In an effort to support our sellers, we temporarily suspended charging customers software subscription fees and refunded fees collected in March and April 2020. We resumed charging such fees in May 2020. Square Capital, which has historically been a significant component of the subscriptions and services revenue, suspended facilitating loans to sellers, other than PPP loans, in March 2020 but resumed facilitating such loans at the end of July 2020. Loan volumes remain lower than in 2019, and there is substantial uncertainty about when loan volumes will return to pre-COVID-19 levels.

Hardware revenue for the year ended December 31, 2020 increased by $7.1 million or 8%, compared to the year ended December 31, 2019. The increase was primarily a result of an increase in sales of hardware in our international markets, as well as sales of contactless hardware as a result of certain promotions offered in the second and third quarter of 2020.

Bitcoin revenue for the year ended December 31, 2020 increased by $4.1 billion or 785% compared to the year ended December 31, 2019. The increase was due to the market price of bitcoin, growth in the number of active bitcoin customers, as well as volume per customer. The amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. During the year ended December 31, 2020, we saw a significant growth in bitcoin revenue as compared to the year ended December 31, 2019. While bitcoin contributed 48% of the total revenue in 2020, and 85% of the increase in revenues in 2020, gross margin generated from bitcoin was only 3.5% of the total gross margin.
Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2020	2019	$ Change	% Change
Transaction-based costs	$1,911,848	$1,937,971	$(26,123)	(1)%
Subscription and services-based costs	222,712	234,270	(11,558)	(5)%
Hardware costs	143,901	136,385	7,516	6%
Bitcoin costs	4,474,534	508,239	3,966,295	780%
Amortization of acquired technology	11,174	6,950	4,224	61%
Total cost of revenue	$6,764,169	$2,823,815	$3,940,354	140%

Total cost of revenue for the year ended December 31, 2020, increased by $3.9 billion, or 140%, compared to the year ended December 31, 2019. Bitcoin costs of revenue increased by $4.0 billion, and represented 101% of the increase in the total cost of revenue. Excluding bitcoin costs of revenue, total cost of revenue decreased by approximately $25.9 million, or 1%, in the year ended December 31, 2020, compared to the year ended December 31, 2019.

Despite an increase in GPV of 6% for the year ended December 31, 2020, compared to the year ended December 31, 2019, transaction-based costs decreased by $26.1 million or 1% for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease in transaction-based costs in the year ended December 31, 2020 was primarily attributable to growth in debit card transactions and increase in average transaction sizes, which lowered the average cost per transaction, partially offset by the increase in GPV. We recognize that the recent shifts in the percentage of debit card transactions, proportion of card-not-present volumes, and average value per transaction size relative to historical periods are in part, a result of changes to consumer behaviors related to COVID-19, which may not continue in future quarters.

Subscription and services-based costs for the year ended December 31, 2020 decreased by $11.6 million or 5% compared to the year ended December 31, 2019, primarily as a result of the sale of the Caviar business on October 31, 2019. Caviar contributed approximately 45% total subscription and services-based costs in year ended December 31, 2019. Excluding Caviar, subscription and services-based costs increased by $92.7 million or 71%, in the year ended December 31, 2020, compared to the year ended December 31, 2019, driven mainly by growth in costs associated with Cash Card and Instant Deposit.

Hardware costs for the year ended December 31, 2020 increased by $7.5 million or 6%, compared to the year ended December 31, 2019. The increase was primarily due to the same drivers for the increase in hardware revenue discussed above.

Bitcoin costs for the year ended December 31, 2020 increased by $4.0 billion or 780%, compared to the year ended December 31, 2019. Bitcoin costs of revenue comprises of the total amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Product Development (in thousands, except for percentages)

	Year Ended December 31,
	2020	2019	$ Change	% Change
Product development	$881,826	$670,606	$211,220	31%
Percentage of total net revenue	9%	14%

Product development expenses for the year ended December 31, 2020, increased by $211.2 million, or 31%, compared to the year ended December 31, 2019, due primarily to the following:

•an increase of $155.4 million in personnel costs for the year ended December 31, 2020, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $78.7 million for the year ended December 31, 2020;

•an increase of $23.5 million in software and data center operating costs as a result of increased capacity needs and expansion of our cloud-based services.

Sales and Marketing (in thousands, except for percentages)

	Year Ended December 31,
	2020	2019	$ Change	% Change
Sales and marketing	$1,109,670	$624,832	$484,838	78%
Percentage of total net revenue	12%	13%

Sales and marketing expenses for the year ended December 31, 2020, increased by $484.8 million, or 78%, compared to the year ended December 31, 2019, primarily due to the following:
•an increase in Cash App marketing costs for the year ended December 31, 2020. The increase in Cash App marketing relates to a $355.6 million increase in processing costs and related transaction losses associated with the increased volume of activity with our Cash App peer-to-peer service, increased card issuance costs and increased incentives to customers that are not directly related to revenue generating transactions. We offer services such as stock investing, and certain Cash Card and peer-to-peer services to our Cash App customers for free, and various incentives to customers that we consider to be marketing tools to encourage the usage of Cash App. Additionally, Cash App advertising costs increased by $52.5 million;
•an increase of $29.6 million in advertising costs for our Seller Ecosystem services for the year ended December 31, 2020, primarily from increased online and television marketing campaigns;

•an increase of $28.3 million in Seller and Cash App sales and marketing personnel costs for the year ended December 31, 2020, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $9.9 million.

General and Administrative (in thousands, except for percentages)

	Year Ended December 31,
	2020	2019	$ Change	% Change
General and administrative	$579,203	$436,250	$142,953	33%
Percentage of total net revenue	6%	9%

General and administrative expenses for the year ended December 31, 2020, increased by $143.0 million, or 33%, compared to the year ended December 31, 2019, primarily due to the following:

•an increase of $58.7 million in general and administrative personnel costs for the year ended December 31, 2020, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $10.8 million for the year ended December 31, 2020; and

•the remaining increase was primarily due to the commencement of new leases, software and subscription costs, local business-related taxes, third-party legal and other professional fees and other administrative expenses, as well as impact of our statutory reserves.

Transaction and Loan Losses (in thousands, except for percentages)

	Year Ended December 31,
	2020	2019	$ Change	% Change
Transaction and loan losses	$177,670	$126,959	$50,711	40%

Transaction and loan losses for the year ended December 31, 2020, increased by $50.7 million, or 40%, compared to the year ended December 31, 2019, primarily due to the following:

•transaction losses increased by $44.8 million for the year ended December 31, 2020 due to growth in our Cash App business, as well as increased provisions for transaction losses for our Seller business due to the expected impact of the COVID-19 pandemic that resulted in a significant slowdown in business for many sellers.

•an increase of $6.0 million in loan losses for the year ended December 31, 2020 due to incremental provisions for loan losses associated with the COVID-19 pandemic, and to a lesser extent the aging of our Square Capital loan portfolio. The increases in loan losses were offset by decreases in loan volumes as we suspended offers for new loans, other than PPP loans, in March 2020 and resumed offering such loans at the end of July 2020 at lower volumes.

Gain on Sale of Asset Group, Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Year Ended December 31,
	2020	2019	$ Change	% Change
Gain on sale of asset group	$—	$(373,445)	$373,445	NM
Interest expense, net	56,943	21,516	35,427	165%
Other expense (income), net	(291,725)	273	(291,998)	NM

Gain on sale of asset group represents the excess of the consideration received from the sale of the Caviar business in October, 2019, of $410 million less the carrying value of the net assets sold and selling expenses, as analyzed in Note 8, Sale of Asset Group, of the Notes to the Consolidated Financial Statements.

Interest expense, net, for the year ended December 31, 2020 increased by $35.4 million compared to the year ended December 31, 2019. The increases were primarily due to higher interest expense related to our convertible notes as a result of the issuance of the 2025 Notes in March 2020, as well as the 2026 Notes and 2027 Notes in November 2020, in addition to a decrease in interest income earned on our investments in marketable debt securities due to lower interest rates prevailing in the market.

Other expense (income), net was primarily driven by the amounts of gains or losses arising from the revaluation of our equity investments. In November 2020, upon DoorDash's initial public offering, the preferred shares held by the Company converted into common shares of DoorDash. As of December 31, 2020, the Company revalued this investment and recorded a gain of $276.3 million in the year ended December 31, 2020. Additionally, in the fourth quarter of 2020, we recorded a gain on investment in a privately held entity of $19.0 million based on observable prices for similar equity instruments issued by the same entity. In the year ended December 31, 2019, we recorded a loss of $12.3 million on the revaluation of our equity investment Eventbrite, Inc. ("Eventbrite"), offset by the amortization of and realized gains on the sale of investments in marketable securities of $9.7 million, foreign exchange gains of $1.7 million, and other sources of income. In December 2019, the Company sold its entire equity investment in Eventbrite and as a result this investment will not impact the results in future periods.

Segment Results

Seller Results

The following tables provide a summary of the revenue and gross profit for our Seller segment for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Net revenue	$3,529,192	$3,461,988	$67,204	2%
Cost of revenue	2,021,361	2,071,561	(50,200)	(2)%
Gross profit	$1,507,831	$1,390,427	$117,404	8%

Revenue

Revenue for the Seller segment for the year ended December 31, 2020 increased by $67.2 million compared to the year ended December 31, 2019.

The COVID-19 pandemic and the subsequent shelter-in-place orders resulted in a material decline in Seller revenues in the latter half of March 2020 through mid-April 2020 due to lower GPV processed. Additionally, Square Capital suspended facilitating loans to sellers from mid-March 2020 through the end of July 2020, other than PPP loans, further negatively impacting Seller revenues. Excluding the impact of Square Capital, other Seller subscription and services-based revenue increased due to growth in software subscriptions, Instant Transfers, and Square Card. This was offset by the recovery and improvements in GPV processed from mid-April through the fourth quarter of 2020 as states started relaxing the shelter-in-place orders and businesses started to adapt to the COVID-19 pandemic. Additionally, we saw a higher percentage of card-not-present transactions from the second quarter through to the fourth quarter of 2020, which have a higher transaction price, as well as the impact of our November 2019 card-present price change. Recent increases in the percentage of debit, proportion of card-not-present volumes, and average transaction size relative to historical periods are in part a result of changes to consumer behaviors related to COVID-19, which may not continue in future quarters.

Cost of revenue

Cost of revenue for the Seller segment for the year ended December 31, 2020 decreased by $50.2 million compared to the year ended December 31, 2019. Seller costs benefited from a higher percentage of debit card transactions and increase in average value per transaction which have lower costs.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Net revenue	$5,968,386	$1,105,599	$4,862,787	440%
Cost of revenue	4,742,808	647,931	4,094,877	632%
Gross profit	$1,225,578	$457,668	$767,910	168%

Revenue

Revenue for the Cash App segment for the year ended December 31, 2020 increased by $4.9 billion compared to the year ended December 31, 2019. The primary drivers were growth in bitcoin revenue, and to a lesser extent, Cash App Instant Deposit, Cash Card, and Cash for Business. Bitcoin revenue increased primarily due to an increase in the number of active bitcoin customers, as well as growth in customer demand and bitcoin prices. Additionally, Cash App revenue benefited from increased numbers of transacting active Cash App customers and from disbursements of the CARES Act stimulus programs and unemployment benefits, including a portion of customers who direct deposited these payments into their Cash App accounts. Cash App revenue growth may not be sustained at the same levels in future quarters and may be impacted by the enactment of further stimulus relief and benefit programs, as well as the demand and market prices for bitcoin, amongst other factors.

Cost of revenue

Cost of revenue for the Cash App segment for the year ended December 31, 2020 increased by $4.1 billion compared to the year ended December 31, 2019. The primary drivers for the increase were growth in bitcoin revenue, and to a lesser extent, Cash App Instant Deposit, Cash Card, and Cash for Business.

Comparison of Years Ended December 31, 2019 and 2018

For a discussion of the 2019 Results of Operations, including a discussion of the financial results for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018, refer to Part I, Item 7 of our Form 10-K filed with the SEC on February 26, 2020.

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

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands, except per share data)
	(unaudited)
Revenue:
Transaction-based revenue	$929,011	$925,294	$682,572	$758,101	$832,180	$816,622	$775,510	$656,762
Subscription and services-based revenue	449,371	447,522	346,275	296,235	281,415	279,801	251,383	218,857
Hardware revenue	24,363	27,294	19,322	20,675	22,267	21,766	22,260	18,212
Bitcoin revenue	1,756,225	1,633,764	875,456	306,098	177,567	148,285	125,085	65,528
Total net revenue	3,158,970	3,033,874	1,923,625	1,381,109	1,313,429	1,266,474	1,174,238	959,359
Cost of revenue:
Transaction-based costs	535,283	522,680	388,106	465,779	519,241	519,312	490,349	409,069
Subscription and services-based costs	65,046	66,786	50,169	40,711	50,276	63,352	60,119	60,523
Hardware costs	35,994	45,220	28,315	34,372	40,504	35,672	33,268	26,941
Bitcoin costs	1,715,452	1,601,615	858,041	299,426	174,438	146,167	122,938	64,696
Amortization of acquired technology	3,505	3,118	2,231	2,320	1,921	1,934	1,719	1,376
Total cost of revenue	2,355,280	2,239,419	1,326,862	842,608	786,380	766,437	708,393	562,605
Gross profit	803,690	794,455	596,763	538,501	527,049	500,037	465,845	396,754
Operating expenses:
Product development	253,448	226,567	206,825	194,986	173,284	168,771	174,201	154,350
Sales and marketing	328,576	348,463	238,096	194,535	185,231	149,467	156,421	133,713
General and administrative	159,420	153,902	136,386	129,495	118,164	115,980	100,508	101,598
Transaction and loan losses	15,986	15,198	37,603	108,883	32,132	32,722	34,264	27,841
Amortization of acquired customer assets	1,077	983	905	890	890	1,003	1,294	1,294
Total operating expenses	758,507	745,113	619,815	628,789	509,701	467,943	466,688	418,796
Operating income (loss)	45,183	49,342	(23,052)	(90,288)	17,348	32,094	(843)	(22,042)
Gain on sale of asset group	—	—	—	—	(373,445)	—	—	—
Interest expense, net	17,988	14,980	14,769	9,206	6,060	5,632	5,143	4,681
Other expense (income), net	(271,212)	(784)	(25,591)	5,862	(6,715)	(5,541)	1,230	11,299
Income (loss) before income tax	298,407	35,146	(12,230)	(105,356)	391,448	32,003	(7,216)	(38,022)
Provision (benefit) for income taxes	4,448	(1,369)	(752)	535	508	2,606	(476)	129
Net income (loss)	$293,959	$36,515	$(11,478)	$(105,891)	$390,940	$29,397	$(6,740)	$(38,151)

Net income (loss) per share:
Basic	$0.65	$0.08	$(0.03)	$(0.24)	$0.91	$0.07	$(0.02)	$(0.09)
Diluted	$0.59	$0.07	$(0.03)	$(0.24)	$0.83	$0.06	$(0.02)	$(0.09)
Weighted-average shares used to compute net income (loss) per share:
Basic	452,869	444,458	440,117	434,940	430,136	427,124	423,305	419,289
Diluted	502,237	488,069	440,117	434,940	485,394	466,099	423,305	419,289

Costs and expenses include share-based compensation expense as follows:

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands)
Share-Based Compensation	(unaudited)
Cost of revenue	$97	$100	$95	$76	$67	$38	$29	$21
Product development	83,906	78,682	69,565	57,400	55,726	56,321	56,144	42,649
Sales and marketing	9,273	12,063	8,884	6,407	6,416	6,269	7,833	6,202
General and administrative	20,352	19,544	17,636	13,420	17,674	14,798	15,460	12,216
Total share-based compensation	$113,628	$110,389	$96,180	$77,303	$79,883	$77,426	$79,466	$61,088

The following table sets forth the key operating metrics and non-GAAP financial measures we use to evaluate our business for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands, except for GPV and per share data)
Key Operating Metrics and non-GAAP Financial Measures	(unaudited)
Gross Payment Volume (GPV) (in millions)	$32,022	$31,729	$22,801	$25,743	$28,639	$28,228	$26,785	$22,587

Adjusted EBITDA	$185,489	$181,320	$97,931	$9,331	$118,529	$131,323	$105,304	$61,697
Adjusted Net Income (Loss) Per Share:
Basic	$0.37	$0.39	$0.20	$(0.02)	$0.25	$0.28	$0.23	$0.13
Diluted	$0.32	$0.34	$0.18	$(0.02)	$0.23	$0.25	$0.21	$0.11

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands)
Adjusted EBITDA Reconciliation	(unaudited)
Net income (loss)	$293,959	$36,515	$(11,478)	$(105,891)	$390,940	$29,397	$(6,740)	$(38,151)
Share-based compensation expense	113,628	110,389	96,180	77,303	79,883	77,426	79,466	61,088
Depreciation and amortization	22,471	20,624	21,056	20,061	18,719	19,125	18,783	18,971
Interest expense, net	17,988	14,980	14,769	9,206	6,060	5,632	5,143	4,681
Other expense (income), net	(271,212)	(784)	(25,591)	5,862	(6,715)	(5,541)	1,230	11,299
Provision (benefit) for income taxes	4,448	(1,369)	(752)	535	508	2,606	(476)	129
Loss on disposal of property and equipment	475	396	1,481	218	580	128	281	19
Gain on sale of asset group	—	—	—	—	(373,445)	—	—	—
Acquisition related and other costs	3,543	359	2,056	1,524	1,260	1,564	6,133	782
Acquired deferred revenue adjustment	257	281	302	657	928	1,224	1,849	3,456
Acquired deferred costs adjustment	(68)	(71)	(92)	(144)	(189)	(238)	(365)	(577)
Adjusted EBITDA	$185,489	$181,320	$97,931	$9,331	$118,529	$131,323	$105,304	$61,697

The following table presents a reconciliation of net loss to Adjusted Net Income (Loss) Per Share for each of the periods indicated:

	Three Months Ended,
	Dec. 31, 2020	Sep. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(in thousands, except per share data)
Adjusted Net Income Per Share:	(unaudited)
Net income (loss)	$293,959	$36,515	$(11,478)	$(105,891)	$390,940	$29,397	$(6,740)	$(38,151)
Share-based compensation expense	113,628	110,389	96,180	77,303	79,883	77,426	79,466	61,088
Amortization of intangible assets	5,717	5,236	4,134	4,152	3,714	3,841	3,958	3,487
Amortization of debt discount and issuance costs	20,355	17,516	17,580	12,528	9,963	9,843	9,725	9,608
Loss (gain) on revaluation of equity investments	(274,299)	—	(20,998)	—	(4,141)	(2,462)	4,842	14,087
Loss on extinguishment of long-term debt	4,258	1,403	—	990	—	—	—	—
Loss (gain) on disposal of property and equipment	475	396	1,481	218	580	128	281	19
Gain on sale of asset group	—	—	—	—	(373,445)	—	—	—
Acquisition related and other costs	3,543	359	2,056	1,524	1,260	1,564	6,133	782
Acquired deferred revenue adjustment	257	281	302	657	928	1,224	1,849	3,456
Acquired deferred cost adjustment	(68)	(71)	(92)	(144)	(189)	(238)	(365)	(577)
Adjusted Net Income (Loss) - basic	$167,825	$172,024	$89,165	$(8,663)	$109,493	$120,723	$99,149	$53,799
Cash interest expense on convertible senior notes	1,596	1,544	1,565	—	1,277	1,277	1,277	1,277
Adjusted Net Income (Loss) - diluted	$169,421	$173,568	$90,730	$(8,663)	$110,770	$122,000	$100,426	$55,076

Adjusted Net Income (Loss) Per Share:
Basic	$0.37	$0.39	$0.20	$(0.02)	$0.25	$0.28	$0.23	$0.13
Diluted	$0.32	$0.34	$0.18	$(0.02)	$0.23	$0.25	$0.21	$0.11
Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	452,869	444,458	440,117	434,940	430,136	427,124	423,305	419,289
Diluted	523,586	514,806	500,201	434,940	485,394	486,404	486,532	487,056

Quarterly Trends

Transaction-based revenue is highly correlated with the level of GPV generated by sellers using our managed payments services. The increase in transaction-based revenue in 2020 was primarily attributable to and affected by the COVID-19 pandemic and subsequent shelter in place orders as discussed in more detail under results of operations.

Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. The sequential increases were primarily driven by continued growth of Cash App which has benefited from increased engagement by customers as well as an increase from government stimulus funds deposited into customer accounts. On October 31, 2019, we completed the sale of the Caviar business, and accordingly we will no longer recognize any revenue from Caviar.

Bitcoin revenue comprises the total sale amount we receive from bitcoin sales to customers and is recorded upon transfer of bitcoin to the customer's account. The sale amount generally includes a small margin added to the price we pay to purchase bitcoin and accordingly, the amount of bitcoin revenue will fluctuate depending on the volatility of market bitcoin prices and customer demand. We saw unprecedented growth in bitcoin revenues in the second and third quarter of 2020. Various factors impact customer demand and as such, the recent periods' performance may not be indicative of future quarters.

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
Changes in sales and marketing expenses reflect the variable nature of the timing and magnitude of paid marketing and customer acquisition initiatives across our advertising channels. Changes in sales and marketing expenses are also affected by the timing of additions of direct sales, account management, local, product and paid marketing, retail and e-commerce, partnerships, and communications personnel. Additionally, sales and marketing expenses are affected by the timing and magnitude of processing costs and transaction losses related to our Cash App peer-to-peer transfer service and Cash Card issuance costs. We offer the Cash Card and certain peer-to-peer services to our Cash App customers for free and we consider these to be marketing tools intended to encourage the usage of Cash App. We saw a substantial increase in sales and marketing expenses in the second and third quarter of 2020 associated with the increased volume of activity with our Cash App peer-to-peer service.
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

We recorded incremental provisions for transaction and loan losses in the first quarter of 2020 for our Seller business due to the expected impact of the COVID-19 pandemic and the related subsequent shelter-in-place orders that resulted in a significant slowdown in the business of many sellers. During the second quarter of 2020, we revised and lowered our estimate of transaction loss reserves recorded in the first quarter of 2020 due to better than expected realized transaction losses. Provision for transaction losses declined during the third quarter as a result of better than expected performance, and as we released previously established risk loss provisions for the first and second quarter of 2020. During the fourth quarter of 2020, we revised and lowered our estimate of transaction loss reserves recorded in the second and third quarter of 2020 due to better than expected realized transaction losses. For loan losses, during the second quarter of 2020, we noted improvements in our sellers as some states started reopening and relaxing the shelter-in place measures and have accordingly adjusted the provisions for loan losses. Additionally, other than PPP loans, we suspended offers for new loans in the second quarter of 2020 which contributed to the decrease in loan losses. During the third and fourth quarters of 2020, we continued to experience loan losses in line with the second quarter provisions for loan losses. Provisions for transaction losses increased approximately 106% in the fourth quarter of 2020, compared to the fourth quarter of 2019.

Gain on sale of asset group represents the net gain we made on the sale of the Caviar business in the fourth quarter of 2019.

Changes in interest expense (income), net are driven by interest expense related to our convertible notes and interest income earned on our investment in marketable debt securities.

Changes in other expense (income), net was primarily due to gains or losses arising from revaluation of our publicly traded and privately held equity investments. In the fourth quarter of 2020, we recorded a gain from the revaluation of our DoorDash investment as a result of its initial public offering in December 2020, as well as a gain in the fourth quarter of 2020 due to the revaluation of our investment in a privately held entity. In 2019, we recorded losses in the mark to market revaluation of our Eventbrite investment. In December 2019, the Company sold the investment in Eventbrite and as a result will not be impacted by mark to market revaluations related to this investment in future periods. To a lesser extent this balance is also impacted by foreign exchange gains or losses.

Liquidity and Capital Resources

The uncertainty caused by the COVID-19 pandemic continues both in the United States and globally, with the duration and severity of the pandemic and the overall impact on consumer demand and overall economy still unknown. We are unable to forecast the full impact on our business; however, this represents a known area of uncertainty and we continue to expect the COVID-19 pandemic and its related economic disruption may have a material impact on our business, results of operations, financial condition and cash flows. We continue to evaluate our investment plans and discretionary expenditures and will make adjustments accordingly.

As of December 31, 2020, we had approximately $4.9 billion in available funds, including undrawn amounts available under our revolving credit facility, as described in Note 13, Indebtedness, of Notes to the Consolidated Financial Statements. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations.

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

Liquidity Sources

	Year Ended December 31,
	2020	2019
Cash and cash equivalents	$3,158,058	$1,047,118
Short-term restricted cash	30,279	38,873
Long-term restricted cash	13,526	12,715
Cash, cash equivalents, and restricted cash	3,201,863	1,098,706
Investments in short-term debt securities	695,112	492,456
Investments in long-term debt securities	463,950	537,303
Cash, cash equivalents, restricted cash and investments in marketable debt securities	$4,360,925	$2,128,465

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of December 31, 2020, we had $4.4 billion of cash and cash equivalents, restricted cash and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible senior notes.

As of December 31, 2020, we held $3.0 billion in aggregate principal amount of convertible senior notes, comprised of $8.5 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 (2022 Notes), $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 (2023 Notes), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 (2025 Notes), and $575.0 million and $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026, and November 1, 2027, respectively (2026 and 2027 Notes). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The 2026 Notes bear no interest, whereas, the 2027 notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met.

We purchased $50 million in bitcoin in October 2020 and another $170 million in February 2021, as we believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite lived intangible asset, under the accounting policy for such assets we will be required to recognize any decreases in market prices below cost as an impairment charge, with any mark up in value prohibited if the market price of bitcoin subsequently increases.

In September 2020, we announced our intent to invest $100 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services.

In June 2020, we entered into the Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit collateralized by PPP loans. As of December 31, 2020, $464.1 million of PPPLF advances were outstanding and collateralized by the same value of PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee. As of February 23, 2021, approximately $376.3 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans. On January 29, 2021, we entered into a Second PPPLF Agreement with the Federal Reserve Bank of San Francisco to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements.

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

Short-term restricted cash of $30.3 million as of December 31, 2020 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's Square Capital loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $13.5 million as of December 31, 2020 is primarily related to cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the lease terms extend beyond one year.

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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$381,603	$465,699
Net cash provided by (used in) investing activities:	(606,636)	95,193
Net cash provided by (used in) financing activities	2,315,195	(98,874)
Effect of foreign exchange rate on cash and cash equivalents	12,995	3,841
Net increase in cash, cash equivalents and restricted cash	$2,103,157	$465,859

Cash Flows from Operating Activities

Cash provided by operating activities consisted of net loss adjusted for certain non-cash items including gain or loss on revaluation of equity investments, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, deferred income taxes, non-cash lease expense, gain on sale of asset group, as well as the effect of changes in operating assets and liabilities, including working capital.

For the year ended December 31, 2020, cash provided by operating activities was $381.6 million, primarily due to a net income of $213.1 million, offset by PPP loans facilitated, less loans sold, of $420.8 million, adjusted for the add back of non-cash expenses of $509.4 million consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses. Whereas the increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic, the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities. Additionally, the cash generated from operating activities increased due to a net inflow from changes in other assets and liabilities of $79.9 million due to timing.

For the year ended December 31, 2019, cash provided by operating activities was $465.7 million primarily due to a net income of $375.4 million, adjusted for the add back of non-cash expenses of $574.5 million consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses largely driven by growth and expansion of our business activities, offset in part by the gain on sale of Caviar of $373.4 million in the fourth quarter. The cash generated from operating activities was negatively affected by a net outflow from changes in other assets and liabilities of $110.8 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, investment in privately held entity, and business acquisitions.

For the year ended December 31, 2020, cash used in investing activities was $606.6 million, primarily due to the net investments of marketable securities including investments from customer funds of $337.7 million. Additional uses of cash were as a result of the purchase of property and equipment of $138.4 million, business acquisitions, net of cash acquired of

$79.2 million and purchases of other investments of $51.3 million.
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

Cash Flows from Financing Activities
For the year ended December 31, 2020, cash provided by financing activities was $2.3 billion, primarily as a result of $1.08 billion in net proceeds from the 2026 and 2027 Note offering, $936.5 million in net proceeds from the 2025 Note offering, proceeds from the First PPPLF Agreement advances of $464.1 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $162.0 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $314.0 million.
For the year ended December 31, 2019, cash used in financing activities was $98.9 million, primarily as a result of payments for employee tax withholding related to vesting of restricted stock units of $212.3 million offset in part by proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $118.5 million.

Contractual Obligations and Commitments

Our principal commitments consist of convertible senior notes, liquidity facility, operating leases, capital leases, and purchase commitments. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2020.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Convertible senior notes, including interest	$3,044,046	$7,032	$880,733	$1,004,125	$1,152,156
PPP Liquidity Facility	464,094	464,094	—	—	—
Operating leases	566,328	70,774	151,202	103,525	240,827
Finance leases	—	—	—	—	—
Purchase commitments	40,695	40,695	—	—	—
Total	$4,115,163	$582,595	$1,031,935	$1,107,650	$1,392,983

Convertible Senior Notes
On November 13, 2020, we issued $1.15 billion in aggregate principal amount of 2026 and 2027 Notes that mature on May 1, 2026 and November 1, 2027, respectively, unless earlier converted or repurchased. The 2026 Notes bear no interest, whereas, the 2027 Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. See Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on this transaction.
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
Paycheck Protection Program Liquidity Facility
On June 2, 2020, we entered into the First PPPLF Agreement with the Federal Reserve Bank of San Francisco to secure additional credit in an aggregate principal amount of up to $500.0 million. Borrowings under the facility accrue interest at a rate of 0.35% and must be collateralized with loans originated under the PPP. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement” and together with the First PPPLF Agreement, “PPPLF Agreements”) to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. The maturity date of any PPPLF advances will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. Although loans originated under the PPP have a stated maturity of between two and five years from origination, some of the loans may be forgiven 24 weeks after disbursement if they meet certain specified criteria. The PPPLF advances are also repayable if the underlying PPP loan is repaid by the customer. As of December 31, 2020, $464.1 million of PPPLF advances were outstanding. As of February 23, 2021, approximately $376.3 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans. See Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements for more details on this transaction.

Lease Commitments

We have entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2021 and 2034. We recognized total rental expenses under operating leases of $75.2 million, $32.5 million, and $23.3 million during the years ended December 31, 2020, 2019, and 2018, respectively.

Purchase commitments

We had non-cancelable purchase obligations to hardware suppliers for $40.7 million for the year ended December 31, 2020.

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

We believe accounting policies and the assumptions and estimates associated with transaction and loan losses, especially due to uncertainties associated with the COVID-19 pandemic, and revenue recognition have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Transaction Losses

We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility of transaction payments. We estimate accrued transaction losses based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. During the first and second quarters of 2020, the Company revised its estimates to reflect expected increased chargebacks from non-delivery of goods and services as well as increased failure rates of its sellers due to the COVID-19 pandemic. During the third and fourth quarters of 2020, the Company continued to further revise its estimates for transaction losses and as a result of better than expected performance, the Company released previously established risk loss provisions for the first three quarters of 2020 amounting to $82.4 million.

Convertible Notes

We account for the convertible notes as separate debt and equity components. The carrying amount of the debt component is calculated by measuring the fair value of a similar debt that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option is calculated by deducting the fair value of the debt component from the principal amount of the convertible notes as a whole. We estimated the fair value of the debt and equity components using a convertible bond model, which includes subjective assumptions such as the expected term and expected volatility. These assumptions involve inherent uncertainties and management judgement.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly traded companies and are measured using quoted prices in active markets which could result in material volatility in our net income in future periods. As of December 31, 2020, we had $376.3 million in marketable equity investments and recorded a gain of $276.3 million in the year ended December 31, 2020. A hypothetical 10% increase or decrease in the market price of our marketable investments as of December 31, 2020 would have resulted in approximately $37.6 million increase or decrease in the value of the investment. Adjustments are recorded in other expense (income), net on the consolidated statements of operations.

Non-marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the consolidated statements of operations and establish a new carrying value for the investment. As of December 31, 2020, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $32.5 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2020, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence

(as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Square, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Square, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued transaction losses
Description of the Matter
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company is exposed to transaction losses from chargebacks, which represent potential losses due to disputes between a seller and its customer or due to fraudulent transactions. The Company established a reserve for these estimated potential losses of $70.6 million at December 31, 2020. The Company’s reserve is estimated based on available data as of the reporting date, including expectations of future chargebacks and historical trends related to loss rates. Due to the uncertainty in the current economic environment, the Company incorporated qualitative adjustments utilizing market data for similar historical periods of uncertainty.

Auditing management’s estimate of the reserve for transaction losses was challenging because management’s estimate required a high degree of judgement in evaluating historical trends related to loss rates, expectations of future chargebacks as well as the qualitative adjustments for future impact due to uncertainty in the current economic environment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process for determining the reserve for transaction losses. For example, we tested controls over management’s review of the methodology to determine estimated losses, the completeness and accuracy of underlying loss rate data used in the estimation of potential losses from chargebacks, the assumptions made about future chargebacks, and the appropriateness of the qualitative adjustments to the reserve methodology. This included the controls over identification and assessment of the qualitative adjustments, the completeness and accuracy of data used to estimate the qualitative aspects of the reserve, management’s evaluation of new or contradictory information, and management’s review and approval of the adjustments.

To test the Company’s reserve for transaction losses, our audit procedures included, among others, evaluating the Company’s methodology and testing the underlying data and assumptions used by management to estimate potential losses. We compared the Company’s historical estimated potential losses with actual results to assess the Company’s methodology to estimate potential losses. We evaluated the completeness and accuracy of the loss rate data used in the calculation of the Company’s reserve for transaction losses by agreeing such data to third-party data. In addition, we evaluated adjustments made by management to the Company’s methodology to estimate potential losses, to reflect expectations of future chargebacks and uncertainty in the current economic environment, including the basis for concluding whether such adjustments were warranted and whether new or contradictory information existed. We also reviewed subsequent events, which included actual chargebacks, and considered whether they corroborated the Company’s conclusion.

Convertible Senior Notes
Description of the Matter
As described in Note 13 to the consolidated financial statements, in March 2020 and November 2020, the Company issued $2.15 billion of convertible senior notes due in 2025, 2026 and 2027 (“Convertible Senior Notes”), which, upon conversion, permit the Company to pay or deliver cash, shares of its common stock, or a combination of cash and shares of common stock at the Company’s election. The Company entered into separate hedge transactions to reduce potential dilution or offset any cash payments the Company may make in excess of the principal amount upon conversion of the Convertible Senior Notes. These transactions are collectively referred to as the Convertible Senior Notes Transactions.

Auditing the Company’s accounting for the Convertible Senior Notes Transactions was complex due to the significant judgment required in determining the liability component of the Convertible Senior Notes as well as the balance sheet classification of the components of the Convertible Senior Notes Transaction. The Company estimated the fair value of the liability component of the Convertible Senior Notes by measuring the fair value of similar debt instruments that do not have an associated convertible feature. Additionally, the Company performed a detailed analysis of the terms of the Convertible Senior Notes Transactions to identify whether any derivatives that required separate mark-to-market accounting under applicable accounting guidance were present.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s Convertible Senior Notes Transactions. For example, we tested the Company’s controls over the initial recognition and measurement of the Convertible Senior Notes Transactions, including management’s review of similar debt instruments that do not have an associated convertible feature used in determining the fair value of the liability component of the Convertible Senior Notes and the recording of the associated liability and equity components.

Our testing of the Company’s initial accounting for the Convertible Senior Notes Transactions included, among other procedures, reading the underlying agreements and evaluating the Company’s accounting analysis of the initial accounting of the Convertible Senior Notes Transactions, including the determination of the balance sheet classification of each component of the Convertible Senior Notes Transaction and identification of any derivatives included in the arrangements. We involved a valuation specialist in our testing of the fair value of the liability component, including evaluating the Company’s selection of the valuation methodology and other significant assumptions used by the Company. We have evaluated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the fair value assumptions, we evaluated the Company’s estimates of its credit risk, equity volatility, dividend yield and the market risk free rate as well as its analysis of comparable issuances of debt securities by companies with a similar credit risk rating.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019.

San Francisco, California
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Square, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Square, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Square, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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
San Francisco, California
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Square, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively, the consolidated financial statements) of Square, Inc. and subsidiaries (the Company). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Francisco, California

February 27, 2019, except for Note 19, as to which the date is February 23, 2021

SQUARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$3,158,058	$1,047,118
Investments in short-term debt securities	695,112	492,456
Settlements receivable	1,024,895	588,692
Customer funds	2,037,832	676,292
Loans held for sale	462,665	164,834
Other current assets	383,067	250,409
Total current assets	7,761,629	3,219,801
Property and equipment, net	233,520	149,194
Goodwill	316,701	266,345
Acquired intangible assets, net	137,612	69,079
Investments in long-term debt securities	463,950	537,303
Operating lease right-of-use assets	456,888	113,148
Other non-current assets	499,250	196,388
Total assets	$9,869,550	$4,551,258
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$3,009,051	$1,273,135
Settlements payable	239,362	95,834
Accrued expenses and other current liabilities	360,850	297,841
Operating lease liabilities, current	52,747	27,275
PPP Liquidity Facility advances	464,094	—
Total current liabilities	4,126,104	1,694,085
Long-term debt	2,586,924	938,832
Operating lease liabilities, non-current	389,662	108,830
Other non-current liabilities	85,291	94,461
Total liabilities	7,187,981	2,836,208
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at December 31, 2020 and December 31, 2019. None issued and outstanding at December 31, 2020 and December 31, 2019.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at December 31, 2020 and December 31, 2019; 390,187,079 and 352,386,562 issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	—	—
Class B common stock,$0.0000001 par value: 500,000,000 shares authorized at December 31, 2020 and December 31, 2019; 65,997,697 and 80,410,158 issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	—	—
Additional paid-in capital	2,955,464	2,223,749
Accumulated other comprehensive income	23,328	1,629
Accumulated deficit	(297,223)	(510,328)
Total stockholders’ equity	2,681,569	1,715,050
Total liabilities and stockholders’ equity	$9,869,550	$4,551,258

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Transaction-based revenue	$3,294,978	$3,081,074	$2,471,451
Subscription and services-based revenue	1,539,403	1,031,456	591,706
Hardware revenue	91,654	84,505	68,503
Bitcoin revenue	4,571,543	516,465	166,517
Total net revenue	9,497,578	4,713,500	3,298,177
Cost of revenue:
Transaction-based costs	1,911,848	1,937,971	1,558,562
Subscription and services-based costs	222,712	234,270	169,884
Hardware costs	143,901	136,385	94,114
Bitcoin costs	4,474,534	508,239	164,827
Amortization of acquired technology	11,174	6,950	7,090
Total cost of revenue	6,764,169	2,823,815	1,994,477
Gross profit	2,733,409	1,889,685	1,303,700
Operating expenses:
Product development	881,826	670,606	497,479
Sales and marketing	1,109,670	624,832	411,151
General and administrative	579,203	436,250	339,245
Transaction and loan losses	177,670	126,959	88,077
Amortization of acquired customer assets	3,855	4,481	4,362
Total operating expenses	2,752,224	1,863,128	1,340,314
Operating income (loss)	(18,815)	26,557	(36,614)
Gain on sale of asset group	—	(373,445)	—
Interest expense, net	56,943	21,516	17,982
Other expense (income), net	(291,725)	273	(18,469)
Income (loss) before income tax	215,967	378,213	(36,127)
Provision for income taxes	2,862	2,767	2,326
Net income (loss)	$213,105	$375,446	$(38,453)
Net income (loss) per share:
Basic	$0.48	$0.88	$(0.09)
Diluted	$0.44	$0.81	$(0.09)
Weighted-average shares used to compute net income (loss) per share:
Basic	443,126	424,999	405,731
Diluted	482,167	466,076	405,731
See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$213,105	$375,446	$(38,453)
Net foreign currency translation adjustments	20,439	1,879	(4,496)
Net unrealized gain on revaluation of intercompany loans	—	75	303
Net unrealized gain (loss) on marketable debt securities	1,260	5,728	(542)
Total comprehensive income (loss)	$234,804	$383,128	$(43,188)

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2017	—	$—	395,194,075	$—	$1,630,386	$(1,318)	$(842,735)	$786,333
Net loss	—	—	—	—	—	—	(38,453)	(38,453)
Shares issued in connection with employee stock plans	—	—	22,275,676	—	134,027	—	—	134,027
Issuance of common stock in connection with business combination	—	—	2,649,590	—	140,107	—	—	140,107
Replacement stock awards issued in connection with acquisition	—	—	24,613	—	899	—	—	899
Change in other comprehensive loss	—	—	—	—	—	(4,735)	—	(4,735)
Share-based compensation	—	—	—	—	226,182	—	—	226,182
Tax withholding related to vesting of restricted stock units	—	—	(3,013,394)	—	(189,124)	—	—	(189,124)
Conversion feature of convertible senior notes, due 2023, net of allocated costs	—	—	—	—	154,019	—	—	154,019
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2023	—	—	—	—	(172,586)	—	—	(172,586)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2023	—	—	—	—	112,125	—	—	112,125
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	—	—	7,288,907	—	(20,962)	—	—	(20,962)
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	—	—	(6,901,567)	—	—	—	—	—
Cumulative adjustment due to adoption of ASC 606	—	—	—	—	—	—	(4,586)	(4,586)
Recovery of common stock in connection with indemnification settlement agreement	—	—	(469,894)	—	(2,745)	—	—	(2,745)
Balance at December 31, 2018	—	$—	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$1,120,501
Net income	—	—	—	—	—	—	375,446	375,446
Shares issued in connection with employee stock plans	—	—	19,097,950	—	118,550	—	—	118,550
Change in other comprehensive loss	—	—	—	—	—	7,682	—	7,682
Share-based compensation	—	—	—	—	306,201	—	—	306,201
Tax withholding related to vesting of restricted stock units	—	—	(3,077,807)	—	(212,264)	—	—	(212,264)
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	—	—	127	—	3	—	—	3
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	—	—	(250,763)	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	—	—	(20,793)	—	(1,069)	—	—	(1,069)
Balance at December 31, 2019	—	$—	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$1,715,050
Net income	—	—	—	—	—	—	213,105	213,105
Shares issued in connection with employee stock plans	—	—	19,013,638	—	161,984	—	—	161,984

	Convertible preferred stock		Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Issuance of common stock in connection with business combination	—	—	607,974	—	35,319	—	—	35,319
Change in other comprehensive loss	—	—	—	—	—	21,699	—	21,699
Share-based compensation	—	—	—	—	411,673	—	—	411,673
Tax withholding related to vesting of restricted stock units	—	—	(2,852,127)	—	(314,019)	—	—	(314,019)
Conversion feature of convertible senior notes, due 2027, net of allocated costs	—	—	—	—	109,207	—	—	109,207
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2027	—	—	—	—	(104,305)	—	—	(104,305)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2027	—	—	—	—	68,022	—	—	68,022
Conversion feature of convertible senior notes, due 2026, net of allocated costs	—	—	—	—	85,594	—	—	85,594
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2026	—	—	—	—	(84,640)	—	—	(84,640)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2026	—	—	—	—	64,573	—	—	64,573
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	—	—	152,258	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	—	—	(149,200)	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	—	—	99,500	—	—	99,500
Issuance of common stock in conjunction with the conversion of senior notes, due 2022	—	—	8,853,484	—	195,749	—	—	195,749
Exercise of bond hedges in conjunction with the conversion of senior notes, due 2022	—	—	(2,234,913)	—	—	—	—	—
Balance at December 31, 2020	—	$—	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$2,681,569

See accompanying notes to consolidated financial statements.

SQUARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$213,105	$375,446	$(38,453)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,212	75,598	60,961
Non-cash interest and other	76,129	33,478	28,512
Loss on extinguishment of long-term debt	6,651	—	5,047
Non-cash lease expense	70,253	29,696	—
Share-based compensation	397,800	297,863	216,881
Replacement stock awards issued in connection with acquisition	—	—	899
Gain on sale of asset group	—	(373,445)	—
Loss (gain) on revaluation of equity investment	(295,297)	12,326	(20,342)
Transaction and loan losses	177,670	126,959	88,077
Change in deferred income taxes	(8,016)	(1,376)	(646)
Changes in operating assets and liabilities:
Settlements receivable	(473,871)	(248,271)	245,795
Customer funds	(1,151,536)	(204,208)	(131,004)
Purchase of loans held for sale	(1,837,137)	(2,266,738)	(1,609,611)
Sales and principal payments of loans held for sale	1,505,406	2,168,682	1,579,834
Customers payable	1,733,138	523,795	15,597
Settlements payable	143,528	41,697	(60,651)
Charge-offs to accrued transaction losses	(73,613)	(78,325)	(58,192)
Other assets and liabilities	(186,819)	(47,478)	(27,624)
Net cash provided by operating activities	381,603	465,699	295,080
Cash flows from investing activities:
Purchase of marketable debt securities	(1,322,362)	(992,583)	(1,000,346)
Proceeds from maturities of marketable debt securities	607,134	430,888	197,454
Proceeds from sale of marketable debt securities	585,427	548,619	171,992
Purchase of marketable debt securities from customer funds	(642,252)	(311,499)	(148,096)
Proceeds from maturities of marketable debt securities from customer funds	382,887	158,055	—
Proceeds from sale of marketable debt securities from customer funds	51,430	17,493	48,334
Purchase of property and equipment	(138,402)	(62,498)	(61,203)
Purchase of other investments	(51,277)	(15,250)	—
Proceeds from sale of equity investment	—	33,016	—
Purchase of intangible assets	—	—	(1,584)
Proceeds from sale of asset group	—	309,324	—
Business combinations, net of cash acquired	(79,221)	(20,372)	(112,399)
Net cash provided by (used in) investing activities:	(606,636)	95,193	(905,848)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	2,116,544	—	855,663
Purchase of convertible senior note hedges	(338,145)	—	(172,586)
Proceeds from issuance of warrants	232,095	—	112,125
Principal payment on conversion of senior notes	—	—	(219,384)
Proceeds from PPP Liquidity Facility advances	464,094	—	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan, net	161,985	118,514	133,850
Payments for tax withholding related to vesting of restricted stock units	(314,019)	(212,264)	(189,124)
Other financing activities	(7,359)	(5,124)	(4,789)
Net cash provided by (used in) financing activities	2,315,195	(98,874)	515,755
Effect of foreign exchange rate on cash and cash equivalents	12,995	3,841	(7,221)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,103,157	465,859	(102,234)
Cash, cash equivalents and restricted cash, beginning of the year	1,098,706	632,847	735,081
Cash, cash equivalents and restricted cash, end of the year	$3,201,863	$1,098,706	$632,847
See accompanying notes to consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that empower businesses, sellers and individuals to participate in the economy. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an easy way to send, spend, and store money. On October 31, 2019, the Company completed the sale of the Caviar business, a food ordering service. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, the United Kingdom, Spain, and Lithuania.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience, to the extent that historical experience is predictive of future performance and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, contingencies, valuation of the debt component of convertible senior notes, valuation of loans held for sale including loans under the Paycheck Protection Program ("PPP"), valuation of goodwill and acquired intangible assets, deferred revenue, determination of income and other taxes, operating and financing lease right-of-use assets and related liabilities, assessing the likelihood of adverse outcomes from claims and disputes, and share-based compensation.

In March 2020, the World Health Organization declared the COVID-19 pandemic a global pandemic. The Company operates in geographic locations that have been impacted by COVID-19 and that are subject to various mandated public health ordinances, which have impacted the business operations of the Company and its customers. As a consequence of the pandemic and evolving public health orders, the Company’s customers will continue to be exposed to various uncertainties that could negatively impact their ability to repay outstanding amounts, or even continue in business. The Company continues to revise and update the carrying values of its assets or liabilities based on estimates, judgments and circumstances it is aware of, particularly, the expected impact of COVID-19.

Due to the impact of the COVID-19 pandemic, the Company’s estimates of accrued transaction losses and valuation of loans held for sale were subject to greater uncertainty. The Company's estimates were based on historical experience, adjusted for market data relevant to the current economic environment. Additionally, the Company incorporated market data for similar historical periods of unprecedented economic conditions and uncertainty in developing such estimates and assumptions. See Note 11 Other Consolidated Balance Sheet Components (Current), for further details on transaction losses and Note 5, Fair Value of Financial Instruments, for further details on amortized cost over fair value of the loans. These estimates may change, as new events develop and additional information is obtained. The Company has continued to refine its estimates for transaction and loan losses based on actual realized results. Actual results could differ from the estimates, and such differences may be material to the Company's financial statements.

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

Bitcoin revenue

The Company offers its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company satisfies its performance obligation and records revenue when bitcoin is transferred to the customer's account. The Company purchases bitcoin from private broker dealers or from Cash App customers and applies a small margin before selling it to its customers. The sale amounts received from customers are recorded as revenue on a gross basis and the associated bitcoin cost as cost of revenues, as the Company is the principal in the bitcoin sale transaction. The Company has concluded it is the principal because it controls the bitcoin before delivery to the customers, it is primarily responsible for the delivery of the bitcoin to the customers, it is exposed to risks arising from fluctuations of the market price of bitcoin before delivery to customers, and has discretion in setting prices charged to customers.

Arrangements with Multiple Performance Obligations

The Company's contracts with customers generally do not include multiple performance obligations with differing patterns of revenue recognition, except for domain name registration offered with website hosting services. The Company offers its customers the option to buy website hosting bundled with domain name registration, and infrequently the Company has offered its hardware customers free managed payments solutions with the purchase of its hardware as part of a marketing promotion. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on the prices charged to customers since the Company's products and services are normally sold on a stand alone basis.

Cost of Revenue

Transaction-based costs

Transaction-based costs consist primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions.

Subscription and services-based costs

Subscription and services-based costs consist primarily of Caviar-related costs, which included processing fees, payments to third-party couriers for deliveries and the cost of equipment provided to sellers. Caviar-related costs for catered meals also included food costs and personnel costs. Subscriptions and services-based costs also include costs associated with Cash Card and Instant Deposit. The Caviar business was sold in the fourth quarter of 2019.

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

Other Costs

Other costs such as employee costs, rent, and occupancy charges are generally not allocated to cost of revenues and are reflected in operating expenses.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expense in the consolidated statements of operations. Total advertising costs for the years ended December 31, 2020, 2019, and 2018 were $224.7 million, $142.7 million, and $101.9 million, respectively. In addition, services, incentives, and other costs to customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways, and were $635.3 million, $279.7 million, and $149.0 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock awards (RSAs), restricted stock units (RSUs), and purchases under the Company’s 2015 Employee Stock Purchase Plan (ESPP) which is measured based on the grant-date fair value. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected term, defined as an average of the vesting term and the contractual term to maturity. Expected volatility is based on a weighted average of the historical volatilities of the Company's common stock along with several entities with characteristics similar to those of the Company. In May 2020, the Company began using its own volatility, as the Company uses its own historical stock price information, such that a peer group is no longer considered necessary. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Share-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Interest Income and Expense, net
Interest income consists interest income from the Company's investment in marketable debt securities and interest expense relates to the Company's long-term debt. Interest income for the years ended December 31, 2020, 2019, and 2018 were $18.3 million, $23.4 million, and $19.8 million, respectively. Interest expense for the years ended December 31, 2020, 2019, and 2018 were $75.2 million, $44.9 million, and $37.8 million, respectively.

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

As of December 31, 2020 and 2019, restricted cash of $30.3 million and $38.9 million, respectively, is related to pledged cash deposited into savings accounts at the financial institutions that process the Company's sellers' payment transactions and as collateral pursuant to an agreement with the originating bank for the Company's loan product. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of these payments. The Company has recorded this amount as a current asset on the consolidated balance sheets due to the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below that we expect to become unrestricted within the next year.

As of December 31, 2020 and 2019, the remaining restricted cash of $13.5 million and $12.7 million, respectively, is primarily related to cash held as collateral pursuant to multi-year lease agreements (Note 18). The Company has recorded this amount as a non-current asset on the consolidated balance sheets as the terms of the related leases extend beyond one year.

Concentration of Credit Risk

For the years ended December 31, 2020, 2019 and 2018, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 59% and 27% of settlements receivable as of December 31, 2020. As of December 31, 2019, there were three parties that represented approximately 48%, 29%, and 9% of settlements receivable. All other third-party processors were insignificant.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivable, customer funds, and loans held for sale. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans held for sale is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and ongoing performance monitoring of the Company’s loan customers. The risk associated with the PPP loans is considered low due to government guarantees on those loans.

Investments in marketable debt securities

The Company's short-term and long-term investments include marketable debt securities such as government and agency securities, corporate bonds, commercial paper and municipal securities. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale and carries these investments at fair value, reporting the unrealized gains and losses, net of taxes, as a component of stockholders’ equity. The U.S. government and U.S. agency securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. The corporate bonds are issued by highly rated entities. The foreign government securities are issued by highly rated international entities. The Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time sufficient for the recovery of their amortized cost bases, which may be at maturity. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method, and records such gains and losses as a component of other expense (income), net.

Investments in equity securities

The Company holds marketable and non-marketable equity investments, over which the Company does not have a controlling interest or significant influence. Marketable equity investments are measured using quoted prices in active markets with changes recorded in other expense (income), net on the consolidated statements of operations. Non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded in other expense (income), net on the consolidated statements of operations.

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

Customer funds

Customer funds held in deposit represent customers' stored balances that customers would later use to send money or make payments, or customers cash in transit. The Company invests a portion of these stored balances in short-term marketable debt securities (Note 4). The Company determines the appropriate classification of the investments in marketable debt securities within customer funds at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities within customer funds as available-for-sale.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value accounting establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

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

Loans Held for Sale

The Company classifies customer loans as held for sale upon purchase from an industrial bank partner, as there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding as of December 31, 2020, the Company considered other relevant market data, including the impact of the COVID-19 pandemic, as well as the conditions and uncertainty experienced during similar historical periods of recessionary economic conditions. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. The Company recognizes a charge within transaction and loan losses in the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes. There have been no reclassifications made to date.

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

Investments in bitcoin

Bitcoin is a cryptocurrency that is considered to be an indefinite lived intangible asset because bitcoin lacks physical form and there is no limit to its useful life. Accordingly, bitcoin is not subject to amortization but is tested for impairment continuously to assess if it is more likely than not that it is impaired. The Company has concluded bitcoin is traded in an active market where there are observable prices, a decline in the quoted price below cost is generally viewed as an impairment indicator, in which case the fair value is determined to assess whether an impairment loss should be recorded. If the fair value of bitcoin decreases below the carrying value during the assessed period an impairment charge is recognized at that time. After an impairment loss is recognized, the adjusted carrying amount of bitcoin becomes its new accounting basis. A subsequent reversal of a previously recognized impairment loss is prohibited until the sale of the asset. In the fourth quarter of 2020, the Company acquired $50 million of bitcoin that it expects to hold as an investment for the foreseeable future. There was no impairment loss recorded on bitcoin for the year ended December 31, 2020.

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

Capitalized Software

The Company capitalizes certain costs incurred in developing internal-use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Capitalized costs are included in property and equipment, net, and amortized on a straight-lined basis over the estimated useful life of the software and included in product development costs on the consolidated statements of operations. The Company capitalized $42.0 million and $22.5 million of internally developed software during the years ended December 31, 2020 and 2019, respectively, and recognized $19.8 million, $18.9 million and $10.6 million of amortization expense during the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company records a liability for the estimated fair value for any asset retirement obligation (ARO) associated with its leases, with an offsetting asset. In the determination of the fair value of AROs, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, and discount and inflation rates. The liability is subsequently accreted while the asset is depreciated. As of December 31, 2020, the Company had a liability for AROs, gross of accretion, of $3.7 million and an associated asset, net of depreciation, of $1.1 million.

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

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. Effective June 30, 2020, the Company changed its operating and reporting segments to reflect the manner in which the Chief Operating Decision Maker (CODM) reviews and assesses performance. Accordingly, the Company has two operating and reportable segments, which are Seller and Cash App. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For the periods presented, the Company had recorded no impairment charges.

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

Accrued Transaction Losses

The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency, disputes between a seller and their customer, or due to fraudulent transactions. Accrued transaction losses also include estimated losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash Card. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. The Company also considers other relevant market data in developing such estimates and assumptions, including the impact of the COVID-19 pandemic, as well as the conditions and uncertainty experienced during similar historical periods of recessionary economic conditions. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction and loan losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that are classified within sales and marketing expenses.

Segments

Effective on June 30, 2020, the Company changed its operating segments to reflect the manner in which the Company's CODM reviews and assesses performance. The Company has two reportable segments, which are Seller and Cash App. Seller includes managed payment services, software solutions, hardware and financial services products offered to sellers, while Cash App includes financial tools available to individuals such as P2P (peer-to-peer) payments, Cash Card transactions, bitcoin and stock investing that enable customers to easily send, spend, and store money.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the "if-converted" method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company plans to early adopt the new guidance on January 1, 2021 using the modified retrospective approach and expects to record a cumulative effect of adoption of $103.5 million reduction to retained earnings. The Company expects the impact of adoption to result in a reduction to other paid in capital of $502.7 million related to amounts attributable to conversion options that had previously been recorded in equity. Additionally, the Company also expects to record an increase to its convertible notes balance by an aggregate amount of $399.2 million as a result of reversal of the separation of the convertible debt between debt and equity. There is no expected impact to the Company’s statements of operations or cash flows as the result of the adoption of this ASU.

Recently issued accounting pronouncements not yet adopted
In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The update provides incremental improvements on various topics in the Codification to provide clarification, correct errors in, and simplification on a variety of topics. Among other things, the guidance includes presentation disclosures for the amount of income tax expense or benefit related to other comprehensive income. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption to have a material impact on the Company’s financial statements.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue from Contracts with Customers:
Transaction-based revenue	$3,294,978	$3,081,074	$2,471,451
Subscription and services-based revenue	1,447,188	883,922	499,010
Hardware revenue	91,654	84,505	68,503
Bitcoin revenue	4,571,543	516,465	166,517
Revenue from other sources:
Subscription and services-based revenue	$92,215	$147,534	$92,696

The deferred revenue balances were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred revenue, beginning of the period	$44,331	$36,451
Deferred revenue, end of the period	51,804	44,331
Deferred revenue arising from business combination	800	—
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$38,190	$31,510

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$153,386	$782	$(164)	$154,004
Corporate bonds	76,957	256	(14)	77,199
Commercial paper	4,999	—	—	4,999
Municipal securities	10,377	57	(3)	10,431
U.S. government securities	404,194	1,244	(4)	405,434
Foreign government securities	42,988	139	(82)	43,045
Total	$692,901	$2,478	$(267)	$695,112

Long-term debt securities:
U.S. agency securities	$168,762	$519	$(3)	$169,278
Corporate bonds	174,655	1,401	(42)	176,014
Municipal securities	1,045	15	—	1,060
U.S. government securities	91,642	433	(2)	92,073
Foreign government securities	25,351	184	(10)	25,525
Total	$461,455	$2,552	$(57)	$463,950

The Company's short-term and long-term investments as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$131,124	$409	$(11)	$131,522
Corporate bonds	67,169	580	(28)	67,721
Municipal securities	6,667	109	—	6,776
U.S. government securities	264,069	1,083	(17)	265,135
Foreign government securities	21,270	48	(16)	21,302
Total	$490,299	$2,229	$(72)	$492,456

Long-term debt securities:
U.S. agency securities	$63,645	$612	$(189)	$64,068
Corporate bonds	141,307	1,832	(61)	143,078
Municipal securities	9,594	151	(39)	9,706
U.S. government securities	294,682	1,287	(190)	295,779
Foreign government securities	24,625	86	(39)	24,672
Total	$533,853	$3,968	$(518)	$537,303

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2020 and 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$41,711	$(162)	$2,505	$(2)	$44,216	$(164)
Corporate bonds	15,255	(14)	—	—	15,255	(14)
Municipal securities	2,566	(3)	—	—	2,566	(3)
U.S. government securities	45,970	(4)	—	—	45,970	(4)
Foreign government securities	21,341	(82)	—	—	21,341	(82)
Total	$126,843	$(265)	$2,505	$(2)	$129,348	$(267)

Long-term debt securities:
U.S. agency securities	$1,406	$(3)	$—	$—	$1,406	$(3)
Corporate bonds	28,189	(42)	—	—	28,189	(42)
U.S. government securities	8,658	(2)	—	—	8,658	(2)
Foreign government securities	10,929	(10)	—	—	10,929	(10)
Total	$49,182	$(57)		$—	$49,182	$(57)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$23,896	$(9)	$4,996	$(2)	$28,892	$(11)
Corporate bonds	5,507	(27)	2,502	(1)	8,009	(28)
U.S. government securities	21,481	(8)	14,984	(9)	36,465	(17)
Foreign government securities	13,499	(16)	—	—	13,499	(16)
Total	$64,383	$(60)	$22,482	$(12)	$86,865	$(72)

Long-term debt securities:
U.S. agency securities	$16,740	$(189)	$—	$—	$16,740	$(189)
Corporate bonds	16,708	(61)	—	—	16,708	(61)
Municipal securities	1,005	(39)	—	—	1,005	(39)
U.S. government securities	42,210	(162)	—	(28)	42,210	(190)
Foreign government securities	16,383	(39)	—	—	16,383	(39)
Total	$93,046	$(490)	$—	$(28)	$93,046	$(518)

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$692,901	$695,112
Due in one to five years	461,455	463,950
Total	$1,154,356	$1,159,062

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2020	December 31, 2019
Cash	$145,577	$422,459
Customer funds in transit (ii)	262,562	—
Cash Equivalents:
Money market funds	777,193	233
Reverse repurchase agreement (i)	246,880	—
U.S. agency securities	47,300	8,585
U.S. government securities	111,796	6,984
Short-term debt securities:
U.S. agency securities	113,178	—
U.S. government securities	333,346	238,031
Total	$2,037,832	$676,292

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to the short term nature.

(ii) The customer funds in transit were received subsequent to December 31, 2020.

The Company's investments within customer funds as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$113,156	$22	$—	$113,178
U.S. government securities	333,323	28	(5)	333,346
Total	$446,479	$50	$(5)	$446,524

The Company's investments within customer funds as of December 31, 2019 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. government securities	$237,909	$144	$(22)	$238,031
Total	$237,909	$144	$(22)	$238,031

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2020 and 2019, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$73,609	$(5)	$—	$—	$73,609	$(5)
Total	$73,609	$(5)	$—	$—	$73,609	$(5)

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$56,984	$(22)	$—	$—	$56,984	$(22)
Total	$56,984	$(22)	$—	$—	$56,984	$(22)

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's investments within customer funds as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$446,479	$446,524
Due in one to five years	—	—
Total	$446,479	$446,524

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$1,694,736	$—	$—	$213,576	$—	$—
U.S. agency securities	—	41,186	—	—	19,976	—
Commercial paper	—	—	—	—	—	—
U.S. government securities	15,000	—	—	46,914	—	—
Foreign government securities	—	—	—	—	—	—
Customer funds:
Money market funds	777,193	—	—	233	—	—
Reverse repurchase agreement	246,880	—	—	—	—	—
U.S. agency securities	—	160,478	—	—	8,585	—
U.S. government securities	445,142	—	—	245,015	—	—
Short-term debt securities:
U.S. agency securities	—	154,004	—	—	131,522	—
Corporate bonds	—	77,199	—	—	67,721	—
Commercial paper	—	4,999	—	—	—	—
Municipal securities	—	10,431	—	—	6,776	—
U.S. government securities	405,434	—	—	265,135	—	—
Foreign government securities	—	43,045	—	—	21,302	—
Long-term debt securities:
U.S. agency securities	—	169,278	—	—	64,068	—
Corporate bonds	—	176,014	—	—	143,078	—
Municipal securities	—	1,060	—	—	9,706	—
U.S. government securities	92,073	—	—	295,779	—	—
Foreign government securities	—	25,525	—	—	24,672	—
Other:
Investment in marketable equity security	376,258	—	—	—	—	—
Total	$4,052,716	$863,219	$—	$1,066,652	$497,406	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2027 Notes	$458,496	$644,000	$—	$—
2026 Notes	482,204	638,250	—	—
2025 Notes	858,332	1,912,440	—	—
2023 Notes	780,046	2,417,820	748,564	962,516
2022 Notes	7,846	80,731	190,268	578,817
Total	$2,586,924	$5,693,241	$938,832	$1,541,333

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$462,665	$467,805	$164,834	$173,360
Total	$462,665	$467,805	$164,834	$173,360

For the years ended December 31, 2020, 2019, and 2018, the Company recorded a charge for the excess of amortized cost over the fair value of the loans of $26.0 million, $23.2 million, and $13.2 million, respectively. As of December 31, 2020, $420.8 million of the carrying value of loans held for sale was attributable to loans under the PPP. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of December 31, 2020 were immaterial. As of December 31, 2020, approximately $46.4 million in PPP loans held for sale have been forgiven by the SBA, resulting in the recognition of $2.8 million in servicing and repayment revenue associated with the forgiveness of the PPP loans.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2020, 2019 and 2018, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2020	December 31, 2019
Leasehold improvements	$168,125	$111,942
Computer equipment	139,174	106,469
Capitalized software	119,452	81,984
Office furniture and equipment	34,890	27,328
Total	461,641	327,723
Less: Accumulated depreciation and amortization	(228,121)	(178,529)
Property and equipment, net	$233,520	$149,194

Depreciation and amortization expense on property and equipment was $65.0 million, $60.6 million, and $46.8 million, for the years ended December 31, 2020, 2019, and 2018, respectively. Included in office furniture and equipment and computer equipment as of December 31, 2020 and December 31, 2019 was $18.7 million and $13.1 million related to finance leased assets with an accumulated depreciation of $13.1 million and $10.7 million, respectively.

NOTE 7 - ACQUISITIONS
Other Acquisitions
The Company completed certain acquisitions for a total consideration of $126.7 million, $25.2 million, and $15.4 million, during the years ended December 31, 2020, 2019, and 2018, respectively, which resulted in the recognition of additional intangible assets and goodwill. With the exception of Weebly completed in 2018, there were no material acquisitions during these periods therefore pro forma financial information has not been presented. None of the goodwill generated from the acquisitions or the acquired intangible assets are expected to be deductible for tax purposes.
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

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company recognized measurement period adjustments to the purchase consideration and the fair value of certain liabilities assumed as a result of further refinements in the

Company’s estimates and were prospectively applied. In 2019, the effect of these adjustments on the purchase price allocation was an increase in goodwill, current assets and tax liabilities assumed of $3.7 million, $2.3 million and $4.7 million, respectively. There was no impact to the consolidated statements of operations as result of these adjustments.
As of December 31, 2020, $0.5 million of cash and 8,873 shares of the total consideration continued to be withheld as security for indemnification obligations related to general representations and warranties, in addition to certain potential tax exposures.
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

NOTE 8 - SALE OF ASSET GROUP

On October 31, 2019, the Company completed the sale of certain assets that comprised its Caviar business to DoorDash, Inc. (DoorDash) for $410 million in gross proceeds comprised of $310 million in cash and $100 million of DoorDash's preferred stock. The Company agreed to indemnify DoorDash for potential losses and costs that may arise from certain legal and other matters. The Caviar business, which offered food ordering and delivery services to customers, was a small component of the Company's overall business comprising less than 5% of the Company's consolidated total assets and revenues. The sale was in line with the Company's strategy of focusing investment on its larger and growing Seller and Cash App businesses. Accordingly the sale of the Caviar business did not represent a strategic shift that will have a major effect on the Company's operations and financial results, and did not therefore qualify for reporting as a discontinued operation.

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

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2018	$261,705
Acquisitions completed during the year ended December 31, 2019	10,832
Sale of asset group (Note 8)	(4,221)
Other adjustments	(1,971)
Balance at December 31, 2019	266,345
Acquisitions completed during the year ended December 31, 2020	49,571
Other adjustments	785
Balance at December 31, 2020	$316,701

Effective June 30, 2020, the Company changed its operating and reporting segments to reflect the manner in which the Chief Operating Decision Maker (CODM) reviews and assesses performance. Accordingly, the Company has two operating and reportable segments, which are Seller and Cash App (defined further in Note 19, Segment and Geographical Information). The Company allocated $183.4 million and $112.4 million of the goodwill balance at June 30, 2020 to Seller and Cash App, respectively. In addition, the Company completed an assessment of any potential goodwill impairment for the reporting units immediately before and after the reallocation and determined that no impairment existed as of June 30, 2020.

The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Seller	Total
Balance as of June 30, 2020	$112,389	$183,371	$295,760
Acquisitions	15,587	4,492	20,079
Other adjustments	862	—	862
Balance as of December 31, 2020	$128,838	$187,863	$316,701

Additionally, the Company performed its annual goodwill impairment assessment as of December 31, 2020. For purposes of completing the impairment test, the Company performs either a qualitative or a quantitative analysis on a reporting unit basis. Through qualitative analysis, the Company concluded that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts. As a result, the two-step goodwill impairment test was not required, and no impairments of goodwill were recognized during the year ended December 31, 2020.

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The Company entered into various transactions accounted for as business combinations during the years ended December 31, 2020 and December 31, 2019, that involved the acquisition of intangible assets. Refer to Note 7 for further details.

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at December 31, 2020
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$119,508	$(43,084)	$76,424
Customer assets	11 years	58,556	(10,796)	47,760
Trade name	6 years	18,529	(8,031)	10,498
Other	8 years	5,733	(2,803)	2,930
Total		$202,326	$(64,714)	$137,612

	Balance at December 31, 2019
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$53,900	$(31,873)	$22,027
Customer assets	12 years	44,000	(6,934)	37,066
Trade name	4 years	11,300	(4,473)	6,827
Other	8 years	5,299	(2,140)	3,159
Total		$114,499	$(45,420)	$69,079

All intangible assets are amortized over their estimated useful lives. As a result of the COVID-19 pandemic, the Company performed an impairment assessment of its intangible assets as of December 31, 2020, and concluded that no impairment charges were required.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Acquired intangible assets, net, beginning of the period	$69,079	$77,102	$14,334
Acquisitions	85,960	14,559	75,871
Amortization expense	(19,239)	(15,000)	(13,103)
Sale of asset group (Note 8)	—	(7,582)	—
Other adjustments	1,812	—	—
Acquired intangible assets, net, end of the period	$137,612	$69,079	$77,102

The estimated future amortization expense of intangible assets as of December 31, 2020 is as follows (in thousands):

2021	$27,679
2022	25,605
2023	24,353
2024	21,376
2025	14,548
Thereafter	24,051
Total	$137,612

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2020	December 31, 2019
Inventory, net	$61,129	$47,683
Restricted cash	30,279	38,873
Processing costs receivable	148,606	67,281
Prepaid expenses	34,279	22,758
Accounts receivable, net	41,960	33,863
Other	66,814	39,951
Total	$383,067	$250,409

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses (in thousands):

	December 31, 2020	December 31, 2019
Accrued expenses	$126,710	$128,387
Square Payroll payable (i)	16,990	27,969
Accrued transaction losses (ii)	70,557	34,771
Accounts payable	47,089	42,116
Deferred revenue, current	44,908	38,104
Other	54,596	26,494
Total	$360,850	$297,841

(i) Square Payroll payable represents amounts received from Square Payroll product customers that will be utilized to settle the customers' employee payroll and related obligations.

(ii) The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. The reserves at December 31, 2020 reflect the expected increased chargebacks from non-delivery of goods and services as well as increased failure rates of sellers due to the COVID-19 pandemic.
The reconciliation of the beginning and ending accrued transaction losses is as follows:

	Year Ended December 31,
	2020	2019
Accrued transaction losses, beginning of the year	$34,771	$33,682
Provision for transaction losses	109,399	79,414
Charge-offs to accrued transaction losses	(73,613)	(78,325)
Accrued transaction losses, end of the year	$70,557	$34,771

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $264.3 million and $99.4 million for the year ended December 31, 2020, and 2019, respectively, for such losses.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2020	December 31, 2019
Investment in non-marketable equity securities (i)	$32,510	$110,000
Investment in marketable equity security (ii)	376,258	—
Investment in bitcoin (iii)	50,000	—
Non-current lease prepayments (iv)	—	45,738
Restricted cash	13,526	12,715
Other	26,956	27,935
Total	$499,250	$196,388

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes.

(ii) In December 2020, upon DoorDash's initial public offering, the shares of preferred stock held by the Company converted into Class A common stock of DoorDash. As of December 31, 2020, the Company revalued this investment and will subsequently carry it at fair value, with changes in fair value being recorded within other income or expense on the consolidated statement of operations. During the year ended December 31, 2020, the Company recorded a gain of $276.3 million to other income on the consolidated statements of operations arising from revaluation of this investment.

(iii) The Company invested in bitcoin in the fourth quarter of 2020, which is accounted for as an intangible asset. As of December 31, 2020, the fair value of the bitcoin investment was $136.5 million based on the market prices.
(iv) The non-current lease prepayments as of December 31, 2019, have been reclassified to the operating lease right-of-use assets upon lease commencement.
Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	December 31, 2020	December 31, 2019
Statutory liabilities (i)	$75,370	$54,762
Deferred revenue, non-current	6,896	6,227
Other	3,025	33,472
Total	$85,291	$94,461

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 13 - INDEBTEDNESS

Revolving Credit Facility

In November 2015, the Company entered into a revolving credit agreement with certain lenders, which provided for a $375.0 million revolving secured credit facility maturing in November 2020 (the "2015 Credit Facility"). In May 2020, the Company entered into a new revolving credit agreement with certain lenders, which extinguished the 2015 Credit Facility and provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility to permit the Company’s wholly owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the credit agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January, 28, 2021, the Company entered into a third amendment to the credit agreement for the 2020 Credit Facility to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500 million to an aggregate principal amount of up to $1.0 billion.

Loans under the 2020 Credit Facility bear interest, at the Company’s option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The credit agreement includes provisions allowing the Company to replace or update LIBOR with a replacement rate. This margin is determined based on the Company’s total leverage ratio, as defined in the agreement. The 2020 Credit Facility contains customary affirmative and negative covenants typical for a financing of this type that, among other things, restricts the Company and certain subsidiaries’ to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions, enter into restrictive agreements, enter into agreements with affiliates, and make certain investments and acquisitions. The 2020 Credit Facility also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date no funds have been drawn under and no letters of credit have been issued under the 2020 Credit Facility, and as of December 31, 2020, $500.0 million remained available for draw. The Company incurred $0.7 million and $0.6 million in unused commitment fees for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

Paycheck Protection Program Liquidity Facility
On June 2, 2020, Square Capital was approved to borrow under the PPPLF with the Federal Reserve Bank of San Francisco, at an annual interest rate of 0.35%. The PPPLF extends credit to eligible financial institutions that have originated or purchased PPP loans. Advances under the PPPLF are non-recourse and are secured by a pledge of PPP loans held by Square Capital. The maturity date of any PPPLF loan will be the maturity date of the PPP loans pledged to secure such PPPLF loan. The maturity date of any PPPLF loan will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing such PPPLF loan; or (ii) the date of purchase by the SBA from Square Capital of any PPP loan securing such PPPLF loan to realize on the SBA’s guarantee of such PPP loan. The maturity date of all PPPLF Loans shall be accelerated upon the occurrence of certain events of default by Square Capital, including but not limited to the failure to comply with a requirement of the PPPLF agreement or any representation, warranty, or covenant of Square Capital under the PPPLF agreement being inaccurate on or as of the date it is deemed to be made or on any date on which an PPPLF loan remains outstanding. The Company can also at its option prepay the advances in full or in part without penalty. Square Capital also shall prepay PPPLF loans so that the amount of any PPPLF loans outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF loans. As of December 31, 2020, $464.1 million of PPPLF advances were outstanding. Subsequent to the balance sheet date, approximately $376.3 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans as of February 23, 2021.

Convertible Senior Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.150 billion of convertible senior notes comprised of $575 million of convertible senior notes due 2026 (2026 Notes) and $575 million of convertible senior due 2027 (2027 Notes). The 2026 Notes mature on May 1, 2026, unless earlier converted or repurchased, and bears a zero rate of interest and the principal will not accrete. The 2027 Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 and 2027 Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026, and August 1, 2027 for the 2026 Notes and 2027 Notes, respectively, only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 and 2027 Notes) per $1,000 principal amount of 2026 and 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2026 Notes and 2027 Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Notes and 2027 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Notes, and on or after August 1, 2027 in the case of the 2027 Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Notes or 2027 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 and 2027 Notes were not met during the period ended December 31, 2020. On or after November 5, 2023 for the 2026 Notes, and on or after November 5, 2024 for the 2027 Notes, the Company may redeem all or a portion of each series of notes for cash all or any part at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes and 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the 2026 and 2027 Notes, the Company separated the relevant series of notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $198.0 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes and the 2027 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2026 and 2027 Notes at an effective interest rate of 3.35% and 3.66% over the contractual terms of the 2026 and 2027 Notes, respectively.

Debt issuance costs related to the 2026 and 2027 Notes were comprised of discounts and commissions payable to the initial purchasers of $17.5 million and third party offering costs of $1.0 million. The Company allocated the total amount incurred to the liability and equity components of the 2026 and 2027 Notes based on their relative values. Issuance costs attributable to the liability component were $15.4 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

As of December 31, 2020, the if-converted value of the 2026 and 2027 Notes did not exceed the outstanding principal amount.

Convertible Senior Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes (2025 Notes). The 2025 Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2025 Notes) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Notes for redemption, such 2025 Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2025 Notes were not met during the period ended December 31, 2020. The Company may redeem for cash all or any part of the 2025 Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

As of December 31, 2020, the if-converted value of the 2025 Notes exceeded the outstanding principal amount by $798.6 million.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes (2023 Notes). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances to allow the holders to convert their 2023 Notes were met in the fourth quarter of 2020.

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

As of December 31, 2020, the if-converted value of the 2023 Notes exceeded the outstanding principal amount by $1,548.8 million.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes (2022 Notes). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets.  On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met starting January 1, 2018 and continued to be met through December 31, 2020. As of December 31, 2020, certain holders of the 2022 Notes have converted an aggregate principal amount of $431.5 million of their Notes, of which $203.2 million was converted during the year ended December 31, 2020. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 16.1 million shares of the Company's Class A common stock. The conversions during the year ended December 31, 2020 were settled entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

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

The debt component associated with the 2022 Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment of $11.7 million, of which $6.7 million was recorded during the year ended December 31, 2020, as the difference between the estimated fair value and the carrying value of such 2022 Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes.

As of December 31, 2020, the if-converted value of the 2022 Notes exceeded the outstanding principal amount by $72.5 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
December 31, 2020
2027 Notes	$575,000	$(109,134)	$(7,370)	$458,496
2026 Notes	575,000	(85,085)	(7,711)	482,204
2025 Notes	1,000,000	(130,335)	(11,333)	858,332
2023 Notes	862,500	(79,980)	(2,474)	780,046
2022 Notes	8,545	(629)	(70)	7,846
Total	$3,021,045	$(405,163)	$(28,958)	$2,586,924

December 31, 2019
2023 Notes	$862,500	$(110,518)	$(3,418)	$748,564
2022 Notes	211,726	(19,312)	(2,146)	190,268
Total	$1,074,226	$(129,830)	$(5,564)	$938,832

The net carrying amount of the equity component of the Notes were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2020
2027 Notes	$111,000	$(1,793)	$109,207
2026 Notes	87,000	(1,405)	85,595
2025 Notes	154,600	(2,342)	152,258
2023 Notes	155,250	(1,231)	154,019
2022 Notes	1,674	(45)	1,629
Total	$509,524	$(6,816)	$502,708

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2019
2023 Notes	$155,250	$(1,231)	$154,019
2022 Notes	41,481	(1,108)	40,373
Total	$196,731	$(2,339)	$194,392

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$6,078	$5,108	$4,023
Amortization of debt discount and issuance costs	67,979	39,139	32,855
Total	$74,057	$44,247	$36,878

The effective interest rate of the liability component is 3.66%, 3.35%, 3.81%, 4.69% and 5.34% for the 2027 Notes, 2026 Notes, 2025 Notes, 2023 Notes and 2022 Notes, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2027 Notes, the Company entered into convertible note hedge transactions (2027 convertible note hedges) with certain financial institution counterparties (2027 Notes Counterparties) whereby the Company has the option to purchase a total of approximately 1.92 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2027 convertible note hedge transactions was $104.3 million. In addition, the Company sold warrants (2027 warrants) to the 2027 Notes Counterparties whereby the 2027 Notes Counterparties have the option to purchase a total of 1.92 million shares of the Company’s Class A common stock at a price of approximately $414.18 per share for the warrants. The Company received $68.0 million in cash proceeds from the sale of the 2027 warrants. Taken together, the purchase of the 2027 convertible note hedges and sale of the 2027 warrants are intended to reduce dilution from the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2027 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $414.18 per share for the 2027 warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2027 convertible note hedges and 2027 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2027 convertible note hedge and 2027 warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

In connection with the offering of the 2026 Notes, the Company entered into convertible note hedge transactions (2026 convertible note hedges) with certain financial institution counterparties (2026 Notes Counterparties) whereby the Company has the option to purchase a total of approximately 1.92 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2026 convertible note hedge transactions was $84.6 million. In addition, the Company sold warrants (2026 warrants) to the 2026 Notes Counterparties whereby the 2026 Notes Counterparties have the option to purchase a total of 1.92 million shares of the Company’s Class A common stock at a price of approximately $368.16 per share for the 2026 warrants. The Company received $64.6 million in cash proceeds from the sale of the 2026 warrants. Taken together, the purchase of the 2026 convertible note hedges and sale of the 2026 warrants are intended to reduce dilution from the conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2026 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $368.16 per share for the 2026 warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2026 convertible note hedges and 2026 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2026 convertible note hedge and 2026 warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

In connection with the offering of the 2025 Notes, the Company entered into convertible note hedge transactions (2025 convertible note hedges) with certain financial institution counterparties (2025 Notes Counterparties) whereby the Company has the option to purchase a total of approximately 8.26 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 convertible note hedge transactions was $149.2 million. In addition, the Company sold warrants (2025 warrants) to the 2025 Notes Counterparties whereby the 2025 Notes Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 warrants. Taken together, the purchase of the 2025 convertible note hedges and sale of the 2025 warrants are intended to reduce dilution from the conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 convertible note hedges and 2025 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2025 convertible note hedge and 2025 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

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

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions (2022 convertible note hedges) with certain financial institution counterparties (2017 Counterparties) whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants (2022 warrants) to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedge and 2022 warrant transactions were recorded as a reduction to additional paid-in capital on the consolidated balance sheets. During the year ended December 31, 2018, the Company exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and as of December 31, 2020, the Company has received 9.4 million shares of the Company's Class A common stock from the 2017 Counterparties, of which 2.2 million was received in the year ended December 31, 2020.

NOTE 14 - INCOME TAXES
The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$369,016	$456,335	$44,538
Foreign	(153,049)	(78,122)	(80,665)
Income (loss) before income taxes	$215,967	$378,213	$(36,127)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$114	$(4)
State	4,016	930	752
Foreign	6,862	3,099	2,224
Total current provision for income taxes	10,878	4,143	2,972
Deferred:
Federal	(970)	(777)	(404)
State	(231)	(399)	35
Foreign	(6,815)	(200)	(277)
Total deferred provision for income taxes	(8,016)	(1,376)	(646)
Total provision for income taxes	$2,862	$2,767	$2,326

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Balance at December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.3	0.1	(1.1)
Foreign rate differential	4.0	1.4	(14.7)
Non-deductible meals	0.3	0.3	(3.4)
Other non-deductible expenses	2.4	0.2	(0.9)
Credits	(34.6)	(13.9)	164.8
Other items	2.2	(0.5)	2.3
Change in valuation allowance	153.9	34.9	(718.5)
Share-based compensation	(155.4)	(45.8)	549.0
Change in uncertain tax positions	2.3	0.5	(4.1)
Sale of Caviar business line	—	1.2	—
Non-deductible executive compensation	3.6	0.6	—
Non-deductible acquisition-related costs	1.3	0.7	(0.8)
Total	1.3%	0.7%	(6.4)%

The tax effects of temporary differences and related deferred tax assets and liabilities are as follows (in thousands):

	Balance at December 31,
	2020	2019
Deferred tax assets:
Capitalized costs	$17,994	$23,708
Accrued expenses	47,653	33,044
Net operating loss carryforwards	962,069	575,245
Tax credit carryforwards	254,789	183,977
Share-based compensation	40,784	38,427
Deferred Interest	13,800	4,072
Other	—	3,424
Operating Lease, net	—	5,761
Total deferred tax assets	1,337,089	867,658
Valuation allowance	(1,238,010)	(859,564)
Total deferred tax assets, net of valuation allowance	99,079	8,094
Deferred tax liabilities:
Property, equipment and intangible assets	(12,784)	(6,862)
Indefinite-lived intangibles	(352)	(253)
Other	(1,115)	—
Operating Lease, net	(3,625)	—
Unrealized gain on investments	(73,425)	—
Total deferred tax liabilities	(91,301)	(7,115)
Net deferred tax assets (liabilities)	$7,778	$979

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Due to the history of tax losses generated in the U.S. and certain foreign jurisdictions, the Company believes that it is more likely than not that its deferred tax assets in these jurisdictions will not be realized as of December 31, 2020. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The valuation allowance increased by approximately $378.4 million and $140.5 million during the years ended December 31, 2020, and 2019, respectively.

As of December 31, 2020, the Company had $3,472.5 million of federal, $3,888.9 million of state, and $500.2 million of foreign net operating loss carryforwards, which will begin to expire in 2031 for federal and 2021 for state tax purposes. The foreign net operating loss carryforwards do not expire.
As of December 31, 2020, the Company had $196.8 million of federal, $123.3 million of state, $2.7 million of Canadian, and $4.2 million of Australian research credit carryforwards. The federal credit carryforward will begin to expire in 2029, the state credit carryforward has no expiration date, the Canadian research credit carryforward will begin to expire in 2037, and the Australian research credit has no expiration date. The Company has California Enterprise Zone credit carryforwards of $3.4 million, which will begin to expire in 2023.
Utilization of the net operating loss carryforwards and credits may be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before they are able to be utilized. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in an ultimate limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized.

As of December 31, 2020, the Company had unrecognized tax benefit was $295.2 million, of which $13.2 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$217,574	$198,540	$70,799
Gross increases and decreases related to prior period tax positions	(2,615)	(11,571)	513
Gross increases and decreases related to current period tax positions	77,235	30,676	119,261
Reductions related to lapse of statute of limitations	(49)	(149)	(142)
Gross increases related to acquisitions	3,037	78	8,109
Balance at the end of the year	$295,182	$217,574	$198,540

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had total accrued interest and penalties of $1.4 million, $0.5 million, and $0.3 million related to uncertain tax positions for the years ended December 31, 2020, 2019, and 2018, respectively. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $11.4 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013 and 2014 and in Texas for tax years 2015-2017. The Company’s various tax years starting with 2009 to 2019 remain open in various taxing jurisdictions.
As of December 31, 2020, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2020 are $1.4 million.

NOTE 15 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock

As of December 31, 2020, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value. No shares of preferred stock are outstanding as of December 31, 2020.

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2020, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. As of December 31, 2020, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of December 31, 2020, there were 390,187,079 shares of Class A common stock and 65,997,697 shares of Class B common stock outstanding. Options and awards granted following the Company's November 2015 initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

In conjunction with the 2022 Notes offering, the Company sold the 2022 warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. None of the warrants were exercised as of December 31, 2020.

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. None of the warrants were exercised as of December 31, 2020.

In conjunction with the 2025 Notes offering, the Company sold the 2025 warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. None of the warrants were exercised as of December 31, 2020.

In conjunction with the 2026 Notes offering, the Company sold the 2026 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. None of the warrants were exercised as of December 31, 2020.

In conjunction with the 2027 Notes offering, the Company sold the 2027 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. None of the warrants were exercised as of December 31, 2020.

Indemnification Arrangements

During the year ended December 31, 2019, the Company received 20,793 shares of common stock, respectively, that were forfeited back to the Company as indemnification against liabilities related to certain acquired businesses preacquisition matters. The receipt of the forfeited shares was accounted for as equity repurchases. The Company did not receive any shares related to indemnification arrangements in the year ended December 31, 2020.

Conversion of 2022 Notes and Exercise of the 2022 Convertible Note Hedges

In connection with the conversion of certain of the 2022 Notes, the Company issued 16.1 million shares of Class A common stock, of which 8.9 million shares were issued in the year ended December 31, 2020. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 9.4 million shares of Class A common stock from the counterparties to offset the shares issued, of which 2.2 million shares were received in the year ended December 31, 2020.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then assigns the responsibilities to the Compensation Committee. As of December 31, 2020, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 19,905,044 shares, and 98,430,662 shares were available for future issuance.
Under the 2009 Plan, shares of common stock are reserved for the issuance of ISOs or NSOs to eligible participants. The options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally vest over a 4 year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to 10 years from the date of grant. The Plan allows for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. Any unvested shares are subject to repurchase by the Company at their original exercise prices. As of December 31, 2020, the total number of options and RSUs outstanding under the 2009 Plan was 9,348,483 shares.
A summary of stock option activity for the year ended December 31, 2020 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	23,619,804	$12.66	4.89	$1,191,746
Granted	1,538,109	59.46
Exercised	(11,017,713)	10.54
Forfeited	(509,318)	60.65
Balance at December 31, 2020	13,630,882	$17.84	3.84	$2,723,394

Options exercisable as of December 31, 2020	12,034,630	$12.11	3.18	$2,473,439

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, “in-the-money” options. Aggregate intrinsic value for stock options exercised for the years ended December 31, 2020, 2019, and 2018 was $1.2 billion, $616.3 million, and $720.1 million, respectively.
The total weighted average grant-date fair value of options granted was $27.04, $30.58 and $16.25 per share for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock Activity

The Company issues RSAs and RSUs under the 2015 Plan, which typically vest over a term of four years.

Activity related to RSAs and RSUs during the year ended December 31, 2020 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	13,917,461	$49.90
Granted	10,727,210	78.29
Vested	(7,402,353)	43.31
Forfeited	(1,619,673)	58.12
Unvested as of December 31, 2020	15,622,645	$71.71

The total fair value of shares vested in the year ended December 31, 2020, 2019, and 2018 were $817.5 million, $552.9 million, and $489.3 million, respectively.

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, (or 25% for offering periods that commence after November 1, 2019), subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year. Each offering period includes two purchase periods, which begin on the first trading day on or after November 15 and May 15, and ending on the last trading day on or before May 15 and November 15, respectively.  Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the purchase period. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8,400,000 shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the administrator. As of December 31, 2020, 5,829,106 shares had been purchased under the ESPP and 17,816,248 shares were available for future issuance under the ESPP.

Share-Based Compensation

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	—%	—%	—%
Risk-free interest rate	0.41%	2.37%	2.92%
Expected volatility	48.29%	40.48%	30.87%
Expected term (years)	6.02	6.02	6.19

The following table summarizes the effects of share-based compensation on the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$368	$155	$97
Product development	289,553	210,840	144,601
Sales and marketing	36,627	26,720	22,797
General and administrative	70,952	60,148	49,386
Total	$397,500	$297,863	$216,881

The Company recorded $18.2 million, $18.9 million, and $9.0 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the years ended December 31, 2020, 2019 and 2018, respectively.

The Company capitalized $13.9 million, $8.2 million, and $9.3 million of share-based compensation expense related to capitalized software during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was $1.1 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.85 years.

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$213,105	$375,446	$(38,453)
Basic shares:
Weighted-average common shares outstanding	443,773	425,728	406,313
Weighted-average unvested shares	(647)	(729)	(582)
Weighted-average shares used to compute basic net income (loss) per share	443,126	424,999	405,731
Diluted shares:
Stock options and restricted stock units	23,378	30,602	—
Common stock warrants	15,413	10,432	—
Employee stock purchase plan	250	43	—
Weighted-average shares used to compute diluted net income (loss) per share	$482,167	$466,076	$405,731

Net income (loss) per share:
Basic	$0.48	$0.88	$(0.09)
Diluted	$0.44	$0.81	$(0.09)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options and restricted stock units	11,309	13,867	60,589
Common stock warrants	22,140	19,820	25,798
Convertible senior notes	25,073	20,305	23,820
Unvested shares	647	728	582
Employee stock purchase plan	553	165	140
Total anti-dilutive securities	59,722	54,885	110,929

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 18, Commitments and Contingencies. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of December 31, 2020, the Company had recorded right-of-use assets of $21.6 million and associated lease liabilities of $32.8 million related to this lease arrangement.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases
The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco and Oakland, as well as offices in St. Louis, and New York. The Company's leases have remaining lease terms of 1 year to 12 years, some of which include options to extend for 5 year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right of use asset or the associated lease liability.

In July 2019, the Company entered into a lease arrangement for 226,185 square feet of office space in St Louis, Missouri, with an affiliate of one of the Company’s co-founders, Mr. Jim McKelvey, who is also a Company stockholder and a member of its board of directors, for a term of 15.5 years with options to extend the lease term for two 5 year terms. The Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. The lease commencement date varies by floor beginning in May 2020 with total future minimum lease payments over the term of approximately $42.7 million. Refer to Note 17, Related Party Transactions for further details.

    There were no finance lease obligations as of December 31, 2020.

    The components of lease expense for the year ended December 31, 2020 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Fixed operating lease costs	$70,254	$29,422
Variable operating lease costs	15,625	5,737
Short term lease costs	6,375	2,512
Sublease income	(8,594)	(3,381)
Finance lease costs
Amortization of finance right-of-use assets	2,446	5,029
Total lease costs	$86,106	$39,319

Other information related to leases was as follows:

December 31, 2020
Weighted Average Remaining Lease Term:
Operating leases	8.6 years
Weighted Average Discount Rate:
Operating leases	4%

Cash flows related to leases were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Payments for operating lease liabilities	$(46,901)	$(33,340)
Cash flows from financing activities:
Principal payments on finance lease obligation	$(2,446)	$(5,029)
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$342,662	$40,555

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2020 are as follows (in thousands):

Operating
Year:
2021	$70,774
2022	78,724
2023	72,478
2024	54,095
2025	49,430
Thereafter	240,827
Total	$566,328
Less: amount representing interest	82,811
Less: leases executed but not yet commenced	21,914
Less: lease incentives and transfer to held for sale	19,194
Total	$442,409

The Company recognized total rental expenses for operating leases of $75.2 million, $32.5 million, and $23.3 million during the years ended December 31, 2020, 2019, and 2018, respectively.

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

NOTE 19 - SEGMENT AND GEOGRAPHICAL INFORMATION
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

Information on the reportable segments revenue and segment operating profit are as follows (in thousands):

	Year Ended December 31, 2020
	Cash App	Seller	Total
Revenue
Transaction-based revenue	$233,747	$3,061,231	$3,294,978
Subscription and services-based revenue	1,163,096	376,307	1,539,403
Hardware revenue	—	91,654	91,654
Bitcoin revenue	4,571,543	—	4,571,543
Segment revenue	5,968,386	3,529,192	9,497,578
Segment gross profit	$1,225,578	$1,507,831	$2,733,409

	Year Ended December 31, 2019
	Cash App	Seller	Total
Revenue
Transaction-based revenue	$72,865	$3,008,209	$3,081,074
Subscription and services-based revenue	516,269	369,274	885,543
Hardware revenue	—	84,505	84,505
Bitcoin revenue	516,465	—	516,465
Segment revenue	1,105,599	3,461,988	4,567,587
Segment gross profit	$457,668	$1,390,427	$1,848,095

	Year Ended December 31, 2018
	Cash App	Seller	Total
Revenue
Transaction-based revenue	$42,715	$2,428,736	$2,471,451
Subscription and services-based revenue	220,819	222,279	443,098
Hardware revenue	—	68,503	68,503
Bitcoin revenue	166,517	—	166,517
Segment revenue	430,051	2,719,518	3,149,569
Segment gross profit	$194,835	$1,072,496	$1,267,331

The amounts in the tables above exclude the Caviar business, a food ordering and delivery platform business, which was sold in the year ended December 31, 2019. A reconciliation of total segment revenues, as indicated above, to the Company's consolidated revenues is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total segment revenue	$9,497,578	$4,567,587	$3,149,569
Caviar revenue	—	145,913	148,608
Total net revenue	$9,497,578	$4,713,500	$3,298,177

A reconciliation of total segment gross profit to the Company's income before applicable income taxes is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total segment gross profit	$2,733,409	$1,848,095	$1,267,331
Add: Caviar gross profit	—	41,590	36,369
Total reported operating gross profit	2,733,409	1,889,685	1,303,700
Less: Product development	881,826	670,606	497,479
Less: Sales and marketing	1,109,670	624,832	411,151
Less: General and administrative	579,203	436,250	339,245
Less: Transaction and loan losses	177,670	126,959	88,077
Less: Amortization of acquired customer assets	3,855	4,481	4,362
Less: Gain on sale of asset group	—	(373,445)	—
Less: Interest expense, net	56,943	21,516	17,982
Less: Other expense (income), net	(291,725)	273	(18,469)
Income (loss) before applicable income taxes	$215,967	$378,213	$(36,127)

Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue
United States	$9,186,440	$4,472,473	$3,138,859
International	311,138	241,027	159,318
Total net revenue	$9,497,578	$4,713,500	$3,298,177

No individual country from the international markets contributed in excess of 10% of total revenue for the years ended December 31, 2020, 2019, and 2018.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2020	2019
Long-lived assets
United States	$1,086,379	$586,702
International	58,342	11,064
Total long-lived assets	$1,144,721	$597,766

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental Cash Flow Data:
Cash paid for interest	$3,857	$5,677	$4,125
Cash paid for income taxes	6,001	2,744	1,622
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	342,662	40,555	—
Change in purchases of property and equipment in accounts payable and accrued expenses	(3,975)	(419)	15,067
Unpaid business combination purchase price	8,974	8,411	3,995
Non-cash proceeds from sale of asset group	—	100,000	—
Fair value of common stock issued related to business combination	(35,318)	—	(140,107)
Recovery of common stock in connection with indemnification settlement agreement	—	789	2,745
Fair value of common stock issued to settle the conversion of senior notes, due 2022	(1,398,829)	—	(571,408)
Fair value of shares received to settle senior note hedges, due 2022	369,015	—	544,276

NOTE 21 - SUBSEQUENT EVENTS

On January 28, 2021, the Company entered into a third amendment to the credit agreement for the 2020 Credit Facility to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500 million to an aggregate principal amount of up to $1.0 billion.

On January 29, 2021, Square Capital delivered a Paycheck Protection Program Liquidity Facility Letter of Agreement to the Federal Reserve Bank of San Francisco pursuant to which Square Capital intends to request additional advances under the PPPLF, collateralized by loans from the second round of the PPP program. As of February 23, 2021, approximately $376.3 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans.

In February 2021, Square Capital began participating in the second round of the PPP program by accepting applications from certain existing Square customers who received a PPP loan from Square Capital under the first round of PPP in 2020. The application process for the second round of PPP loans was significantly expedited, as borrowers were allowed to use information previously submitted in their first round of funding. These loans are guaranteed by the U.S. government. Additionally, the loans are eligible for forgiveness if the borrowers meet certain criteria.

In February 2021, the Company purchased $170 million in bitcoin that it expects to hold as a long term investment. In the evaluation of future potential purchases of bitcoin, the Company will continue to assess its aggregate investment in bitcoin relative to its other investments.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Beginning in March 2020, our employees across all geographic regions have shifted to working from home due to the COVID-19 pandemic. We determined that the design of our processes and controls have continued to operate effectively throughout this shift to a work-from-home environment.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions "Board of Directors and Corporate Governance" and "Executive Officers" in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "—Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of April 26, 2018, by and among the Registrant, Weebly, Inc., Forest Merger Sub, Inc., Forest Merger LLC and Shareholder Representative Services.	8-K	001-37622	2.1	April 26, 2018
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-37622	3.1	November 24, 2015
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	November 3, 2017
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of September 9, 2014.	S-1	333-207411	4.2	October 14, 2015
4.3	Indenture, dated March 6, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 6, 2017
4.4	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.3).	8-K	001-37622	4.2	March 6, 2017
4.5	Indenture, dated May 25, 2018, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	May 25, 2018
4.6	Form of 0.50% Convertible Senior Note due 2023 (included in Exhibit 4.5).	8-K	001-37622	4.2	May 25, 2018
4.7	Indenture, dated March 5, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 5, 2020
4.8	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.7).	8-K	001-37622	4.2	March 5, 2020
4.9	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Notes).	8-K	001-37622	4.1	November 13, 2020
4.10	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.9).	8-K	001-37622	4.2	November 13, 2020
4.11	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Notes).	8-K	001-37622	4.3	November 13, 2020
4.12	Form of 0.25% Convertible Senior Note due 2027 (included in Exhibit 4.11).	8-K	001-37622	4.4	November 13, 2020
4.13	Description of Class A Common Stock	10-K	001-37622	4.7	February 26, 2020
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.2+	Square, Inc. 2015 Equity Incentive Plan, as amended and restated, and related form agreements.	10-Q	001-37622	10.1	August 2, 2017
10.3+	Square, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.	10-Q	001-37622	10.1	August 1, 2019
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6+*	Square, Inc. Outside Director Compensation Policy, as amended and restated.
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.	8-K	001-37622	10.1	January 31, 2020
10.9+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.10+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.11+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018.	8-K	001-37622	10.1	January 4, 2019
10.12	Office Lease by and between the Registrant and Hudson 1455 Market, LLC, dated as of October 17, 2012, as amended on March 22, 2013, January 22, 2014, June 6, 2014, February 1, 2015, April 27, 2015, June 18, 2015, October 5, 2016, and October 6, 2016.	10-Q	001-37622	10.7	May 4, 2017
10.13	Ninth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of December 19, 2017.	10-K	001-37622	10.15	February 27, 2018
10.14	Tenth Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of May 17, 2018.	10-Q	001-37622	10.5	August 1, 2018
10.15	Eleventh Amendment to Office Lease by and between the Registrant and Hudson 1455 Market Street, LLC, dated as of June 25, 2018.	10-Q	001-37622	10.6	August 1, 2018
10.16	Revolving Credit Agreement dated as of May 1, 2020 among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 6, 2020
10.17	First Amendment to Credit Agreement, dated as of May 28, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 3, 2020
10.18	Second Amendment to Credit Agreement, dated as of November 9, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.6	November 10, 2020
10.19	Third Amendment to Credit Agreement, dated as of January 28, 2021, by and among the Registrant, the Lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	February 3, 2021
10.20#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	S-1	333-207411	10.15	October 14, 2015
10.21#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	S-1	333-207411	10.16	October 14, 2015
10.22#	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.	S-1	333-207411	10.17	October 14, 2015
10.23	Amendment 1 to ASIC Development and Supply Agreement, dated as of January 15, 2019.	10-K	001-37622	10.23	February 27, 2019
10.24	Paycheck Protection Program Liquidity Facility Letter Agreement, dated as of June 2, 2020.	8-K	001-37622	10.2	June 3, 2020
10.25	Paycheck Protection Program Liquidity Facility Letter of Agreement, dated as of January 29, 2021.	8-K	001-37622	10.2	February 3, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.26	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 6, 2017
10.27	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 6, 2017
10.28	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.29	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
10.30	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 5, 2020
10.31	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 5, 2020
10.32	Form of Convertible Note Hedge Confirmation (2026 Notes).	8-K	001-37622	10.2	November 10, 2020
10.33	Form of 2026 Warrant Confirmation.	8-K	001-37622	10.4	November 10, 2020
10.34	Form of Convertible Note Hedge Confirmation (2027 Notes).	8-K	001-37622	10.3	November 10, 2020
10.35	Form of 2027 Warrant Confirmation.	8-K	001-37622	10.5	November 10, 2020
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*     Filed herewith.
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
Date: February 23, 2021
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 23, 2021
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer (Principal Financial Officer)	February 23, 2021
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
Ajmere Dale
/s/ Roelof Botha	Director	February 23, 2021
Roelof Botha
/s/ Amy Brooks	Director	February 23, 2021
Amy Brooks
/s/ Paul Deighton	Director	February 23, 2021
Paul Deighton
/s/ Randy Garutti	Director	February 23, 2021
Randy Garutti
/s/ Jim McKelvey	Director	February 23, 2021
Jim McKelvey
/s/ Mary Meeker	Director	February 23, 2021
Mary Meeker
/s/ Anna Patterson	Director	February 23, 2021
Anna Patterson
/s/ Lawrence Summers	Director	February 23, 2021
Lawrence Summers
/s/ David Viniar	Director	February 23, 2021
David Viniar
/s/ Darren Walker	Director	February 23, 2021
Darren Walker