Form 10-Q
period 2021-03-31
Square, Inc.
filed 2021-05-06
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, the number of shares of the registrant’s Class A common stock outstanding was 392,001,977 and the number of shares of the registrant’s Class B common stock outstanding was 63,366,674.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic, government stimulus programs in responses thereto, the timing of economic recovery and shifts in consumer behaviors on our business, customers, and employees, our expectations regarding transaction and loan losses, the potential exposure as a non-bank participant in the Paycheck Protection Program ("PPP") and its effect on our liquidity and financial results and the ability of our customers to comply with requirements and otherwise perform with respect to loans obtained under such program, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Seller ecosystems, our expectations regarding product launches and the launch of banking operations of Square Financial Services, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,022,485	$3,158,058
Investments in short-term debt securities	644,454	695,112
Settlements receivable	1,109,505	1,024,895
Customer funds	2,976,428	2,037,832
Loans held for sale	742,378	462,665
Other current assets	823,606	383,067
Total current assets	9,318,856	7,761,629
Property and equipment, net	245,702	233,520
Goodwill	316,437	316,701
Acquired intangible assets, net	129,796	137,612
Investments in long-term debt securities	522,542	463,950
Operating lease right-of-use assets	463,331	456,888
Other non-current assets	352,056	499,250
Total assets	$11,348,720	$9,869,550
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$4,028,859	$3,009,051
Settlements payable	263,926	239,362
Accrued expenses and other current liabilities	448,624	360,850
Operating lease liabilities, current	55,485	52,747
PPP Liquidity Facility advances	764,208	464,094
Total current liabilities	5,561,102	4,126,104
Long-term debt	2,980,202	2,586,924
Operating lease liabilities, non-current	400,369	389,662
Other non-current liabilities	92,674	85,291
Total liabilities	9,034,347	7,187,981
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at March 31, 2021 and December 31, 2020. None issued and outstanding at March 31, 2021 and December 31, 2020.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at March 31, 2021 and December 31, 2020; 390,680,544 and 390,187,079 issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at March 31, 2021 and December 31, 2020; 63,987,897 and 65,997,697 issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	2,459,415	2,955,464
Accumulated other comprehensive income	10,199	23,328
Accumulated deficit	(155,241)	(297,223)
Total stockholders’ equity	2,314,373	2,681,569
Total liabilities and stockholders’ equity	$11,348,720	$9,869,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Transaction-based revenue	$959,733	$758,101
Subscription and services-based revenue	557,681	296,235
Hardware revenue	28,788	20,675
Bitcoin revenue	3,511,068	306,098
Total net revenue	5,057,270	1,381,109
Cost of revenue:
Transaction-based costs	524,280	465,779
Subscription and services-based costs	88,572	40,711
Hardware costs	40,482	34,372
Bitcoin costs	3,436,135	299,426
Amortization of acquired technology	4,300	2,320
Total cost of revenue	4,093,769	842,608
Gross profit	963,501	538,501
Operating expenses:
Product development	308,678	194,986
Sales and marketing	349,460	194,535
General and administrative	195,909	129,495
Transaction and loan losses	20,395	108,883
Bitcoin impairment losses	19,860	—
Amortization of acquired customer assets	1,463	890
Total operating expenses	895,765	628,789
Operating income (loss)	67,736	(90,288)
Interest expense, net	253	9,206
Other expense, net	27,528	5,862
Income (loss) before income tax	39,955	(105,356)
Provision for income taxes	947	535
Net income (loss)	$39,008	$(105,891)
Net income (loss) per share:
Basic	$0.09	$(0.24)
Diluted	$0.08	$(0.24)
Weighted-average shares used to compute net income (loss) per share:
Basic	454,973	434,940
Diluted	501,353	434,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$39,008	$(105,891)
Net foreign currency translation adjustments	(10,595)	(8,388)
Net unrealized gain (loss) on marketable debt securities	(2,534)	3,327
Total comprehensive income (loss)	$25,879	$(110,952)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$39,008	$(105,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,201	20,061
Non-cash interest and other	5,207	12,411
Loss on extinguishment of long-term debt	—	990
Share-based compensation	118,623	77,303
Loss on revaluation of equity investment	28,900	—
Bitcoin impairment losses	19,860	—
Non-cash lease expense	20,432	15,125
Transaction and loan losses	20,395	108,883
Change in deferred income taxes	(60)	(984)
Changes in operating assets and liabilities:
Settlements receivable	(114,458)	60,248
Customer funds	(1,007,144)	(210,201)
Purchases and originations of loans held for sale	(812,492)	(573,502)
Sales and principal payments of loans held for sale	531,716	555,584
Customers payable	1,018,906	212,929
Settlements payable	24,564	(6,684)
Charge-offs to accrued transaction losses	(15,193)	(17,413)
Other assets and liabilities	(5,206)	(27,563)
Net cash provided by (used in) operating activities	(97,741)	121,296
Cash flows from investing activities:
Purchase of marketable debt securities	(401,161)	(363,874)
Proceeds from maturities of marketable debt securities	139,353	98,146
Proceeds from sale of marketable debt securities	249,342	247,027
Purchase of marketable debt securities from customer funds	(119,411)	(144,494)
Proceeds from maturities of marketable debt securities from customer funds	187,500	65,000
Proceeds from sale of marketable debt securities from customer funds	—	22,457
Purchase of property and equipment	(34,149)	(26,137)
Purchase of bitcoin investments	(170,000)	—
Purchase of other investments	(28,470)	—
Proceeds from sale of equity investments	18,973	—
Business combinations, net of cash acquired	—	(12,742)
Net cash used in investing activities	(158,023)	(114,617)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	986,241
Purchase of convertible senior note hedges	—	(149,200)
Proceeds from issuance of warrants	—	99,500
Proceeds from PPP Liquidity Facility advances	494,300	—
Repayments of PPP Liquidity Facility advances	(194,186)	—
Payments for tax withholding related to vesting of restricted stock units	(152,013)	(48,772)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	32,891	31,406
Other financing activities	—	(1,055)
Net cash provided by financing activities	180,992	918,120
Effect of foreign exchange rate on cash and cash equivalents	(8,206)	(13,588)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(82,978)	911,211
Cash, cash equivalents, and restricted cash, beginning of period	3,201,863	1,098,706
Cash, cash equivalents, and restricted cash, end of period	$3,118,885	$2,009,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$2,681,569
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(502,708)	—	102,974	(399,734)
Net income	—	—	—	—	39,008	39,008
Shares issued in connection with employee stock plans	4,311,094	—	32,891	—	—	32,891
Change in other comprehensive loss	—	—	—	(13,129)	—	(13,129)
Share-based compensation	—	—	121,965	—	—	121,965
Tax withholding related to vesting of restricted stock units	(669,076)	—	(152,013)	—	—	(152,013)
Issuance of common stock in conjunction with the conversion of senior notes	166,967	—	3,816	—	—	3,816
Exercise of bond hedges in conjunction with the conversion of senior notes	(5,325,320)	—	—	—	—	—
Balance at March 31, 2021	454,668,441	—	$2,459,415	$10,199	$(155,241)	$2,314,373

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$1,715,050
Net loss	—	—	—	—	(105,891)	(105,891)
Shares issued in connection with employee stock plans	5,222,525	—	31,406	—	—	31,406
Issuance of common stock in connection with business combination	357,017	—	14,999	—	—	14,999
Change in other comprehensive loss	—	—	—	(5,061)	—	(5,061)
Share-based compensation	—	—	79,562	—	—	79,562
Tax withholding related to vesting of restricted stock units	(722,606)	—	(48,772)	—	—	(48,772)
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	152,258	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	(149,200)	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	99,500	—	—	99,500
Issuance of common stock in conjunction with the conversion of senior notes	1,109,980	—	24,094	—	—	24,094
Balance at March 31, 2020	438,763,636	—	$2,427,596	$(3,432)	$(616,219)	$1,807,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, Square or the Company) creates tools that empower businesses, sellers and individuals to participate in the economy. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an easy way for people to store, send, receive, spend, and invest money. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, the United Kingdom, Spain, and Lithuania.

On March 1, 2021, the industrial loan company charter for Square Financial Services ("SFS"), a wholly owned subsidiary of the Company, was approved by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah to begin its banking operations. As of March 31, 2021, the operations of SFS have not been material.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2020 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. All intercompany transactions and balances have been eliminated in consolidation. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ from the Company’s estimates. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be materially affected. The Company bases its estimates on current and past experience, to the extent that historical experience is predictive of future performance and other assumptions that the Company believes are reasonable under the circumstances. The Company evaluates these estimates on an ongoing basis.

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, contingencies, valuation of the debt component of convertible senior notes, valuation of loans held for sale including loans under the Paycheck Protection Program ("PPP"), valuation of goodwill and acquired intangible assets, deferred revenue, determination of income and other taxes, operating and financing lease right-of-use assets and related liabilities, assessing the likelihood of adverse outcomes from claims and disputes, and share-based compensation.

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The Company operates in geographic locations that have been impacted by COVID-19 and that are subject to various mandated local, state and federally issued public health ordinances, which have impacted the business operations and financial performance of the Company, its employees, and its customers. The extent to which the pandemic will further impact the Company and its customers will depend on future developments, including, but not limited to, various uncertainties that could negatively impact the Company's customers ability to repay outstanding amounts or even continue in business, the duration and ultimate scope of the pandemic, the impact of variants of the disease, the availability and efficacy of vaccines, the speed at which such vaccines are administered, the likelihood of a resurgence of positive cases, further government stimulus assistance programs, and the impact on regional and worldwide economies and financial markets in general, all of which are uncertain and cannot be predicted. The Company continues to revise and update the carrying values of its assets or liabilities based on estimates, judgments and circumstances it is aware of, particularly, the expected impact of COVID-19.

The Company's estimates of accrued transaction losses and valuation of loans held for sale are based on historical experience, adjusted for market data relevant to the current economic environment. Specifically related to the COVID-19 pandemic, the Company considers market data for similar historical periods of unprecedented economic conditions and uncertainty in developing such estimates and assumptions. While the COVID-19 pandemic continues to have ongoing global effects, as of March 31, 2021, there have been no material impacts on our estimates, but facts and circumstances could change and impact our estimates and affect our results of operations in future periods. The Company will update its estimates as developments occur and additional information is obtained. The Company will continue to refine its estimates for transaction and loan losses based on actual realized results. Actual results could differ from the estimates, and such differences may be material to the Company's financial statements. See Note 9, Other Consolidated Balance Sheet Components (Current), for further details on transaction losses and Note 5, Fair Value of Financial Instruments, for further details on amortized cost over fair value of the loans.

Concentration of Credit Risk

For the three months ended March 31, 2021 and March 31, 2020, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 53% and 33% of settlements receivable as of March 31, 2021. As of December 31, 2020, there were two parties that represented approximately 59% and 27% of settlements receivable. All other third-party processors were insignificant.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivable, customer funds, reverse repurchase agreements, and loans held for sale. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk with reverse repurchase agreements is mitigated by the securities held as collateral and their short-term nature. The associated risk of concentration for loans held for sale is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and ongoing performance monitoring of the Company’s loan customers. The risk associated with the PPP loans is considered low due to government guarantees on those loans.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expense in the condensed consolidated statements of operations. Total advertising costs for the three months ended March 31, 2021 and 2020, were $85.9 million and $36.2 million. respectively. In addition, services, incentives, and other costs to customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses, which include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways, were $183.6 million and $106.8 million, for the three months ended March 31, 2021 and 2020, respectively.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company early adopted the new guidance on January 1, 2021 using the modified retrospective approach and recorded a cumulative effect upon adoption of $103.0 million as a reduction to accumulated deficit and a reduction to other paid in capital of $502.7 million related to amounts attributable to conversion options that had previously been recorded in equity. Additionally, the Company recorded an increase to its convertible notes balance by an aggregate amount of $399.7 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard also significantly decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount associated with the equity component. There was no impact to the Company’s statements of cash flows as the result of the adoption of ASU No. 2020-06.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements ("Codification"). The update provides incremental improvements on various topics in the Codification to provide clarification, correct errors in, and to provide simplification on a variety of topics. Among other items, the guidance includes presentation disclosures for the amount of income tax expense or benefit related to other comprehensive income. The amendments are effective for public entities in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance effective January 1, 2021 and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue from Contracts with Customers:
Transaction-based revenue	$959,733	$758,101
Subscription and services-based revenue	525,065	255,883
Hardware revenue	28,788	20,675
Bitcoin revenue	3,511,068	306,098
Revenue from other sources:
Subscription and services-based revenue	$32,616	$40,352

The deferred revenue balances were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Deferred revenue, beginning of the period	$51,804	$44,331
Deferred revenue, end of the period	54,726	47,046
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$18,933	$15,570

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of March 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$102,238	$392	$(97)	$102,533
Corporate bonds	137,647	462	(81)	138,028
Commercial paper	80,137	—	—	80,137
Municipal securities	9,531	34	—	9,565
U.S. government securities	270,554	652	—	271,206
Foreign government securities	42,951	113	(79)	42,985
Total	$643,058	$1,653	$(257)	$644,454

Long-term debt securities:
U.S. agency securities	$122,027	$216	$(38)	$122,205
Corporate bonds	284,669	734	(497)	284,906
Municipal securities	1,039	12	—	1,051
U.S. government securities	87,957	277	(66)	88,168
Foreign government securities	26,090	137	(15)	26,212
Total	$521,782	$1,376	$(616)	$522,542

The Company's short-term and long-term investments as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$153,386	$782	$(164)	$154,004
Corporate bonds	76,957	256	(14)	77,199
Commercial paper	4,999	—	—	4,999
Municipal securities	10,377	57	(3)	10,431
U.S. government securities	404,194	1,244	(4)	405,434
Foreign government securities	42,988	139	(82)	43,045
Total	$692,901	$2,478	$(267)	$695,112

Long-term debt securities:
U.S. agency securities	$168,762	$519	$(3)	$169,278
Corporate bonds	174,655	1,401	(42)	176,014
Municipal securities	1,045	15	—	1,060
U.S. government securities	91,642	433	(2)	92,073
Foreign government securities	25,351	184	(10)	25,525
Total	$461,455	$2,552	$(57)	$463,950

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	March 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$40,196	$(97)	$—	$—	$40,196	$(97)
Corporate bonds	75,260	(81)	—	—	75,260	(81)
Foreign government securities	19,836	(79)	—	—	19,836	(79)
Total	$135,292	$(257)	$—	$—	$135,292	$(257)

Long-term debt securities:
U.S. agency securities	$49,311	$(38)	$—	$—	$49,311	$(38)
Corporate bonds	160,854	(497)	—	—	160,854	(497)
U.S. government securities	67,138	(66)	—	—	67,138	(66)
Foreign government securities	10,223	(15)	—	—	10,223	(15)
Total	$287,526	$(616)	$—	$—	$287,526	$(616)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$41,711	$(162)	$2,505	$(2)	$44,216	$(164)
Corporate bonds	15,255	(14)	—	—	15,255	(14)
Municipal securities	2,566	(3)	—	—	2,566	(3)
U.S. government securities	45,970	(4)	—	—	45,970	(4)
Foreign government securities	21,341	(82)	—	—	21,341	(82)
Total	$126,843	$(265)	$2,505	$(2)	$129,348	$(267)

Long-term debt securities:
U.S. agency securities	$1,406	$(3)	$—	$—	$1,406	$(3)
Corporate bonds	28,189	(42)	—	—	28,189	(42)
U.S. government securities	8,658	(2)	—	—	8,658	(2)
Foreign government securities	10,929	(10)	—	—	10,929	(10)
Total	$49,182	$(57)	$—	$—	$49,182	$(57)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$643,058	$644,454
Due in one to five years	521,782	522,542
Total	$1,164,840	$1,166,996

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2021	December 31, 2020
Cash	$20,584	$145,577
Customer funds in transit	—	262,562
Cash Equivalents:
Money market funds	1,655,962	777,193
Reverse repurchase agreement (i)	921,906	246,880
U.S. agency securities	—	47,300
U.S. government securities	—	111,796
Short-term debt securities:
U.S. agency securities	39,521	113,178
U.S. government securities	338,455	333,346
Total	$2,976,428	$2,037,832

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to the short-term nature.

The Company's investments within customer funds as of March 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$39,517	$4	$—	$39,521
U.S. government securities	338,395	61	(1)	338,455
Total	$377,912	$65	$(1)	$377,976

The Company's investments within customer funds as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$113,156	$22	$—	$113,178
U.S. government securities	333,323	28	(5)	333,346
Total	$446,479	$50	$(5)	$446,524

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	March 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$25,479	$(1)	$—	$—	$25,479	$(1)
Total	$25,479	$(1)	$—	$—	$25,479	$(1)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$73,609	$(5)	$—	$—	$73,609	$(5)
Total	$73,609	$(5)	$—	$—	$73,609	$(5)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's investments within customer funds as of March 31, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$377,912	$377,976
Due in one to five years	—	—
Total	$377,912	$377,976

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$1,204,799	$—	$—	$1,694,736	$—	$—
Mutual funds	18,973	—	—	—	—	—
U.S. agency securities	—	—	—	—	41,186	—
Commercial paper	—	38,995	—	—	—	—
Corporate bonds	—	490	—	—	—	—
U.S. government securities	7,900	—	—	15,000	—	—
Customer funds:
Money market funds	1,655,962	—	—	777,193	—	—
Reverse repurchase agreement	921,906	—	—	246,880	—	—
U.S. agency securities	—	39,521	—	—	160,478	—
U.S. government securities	338,455	—	—	445,142	—	—
Short-term debt securities:
U.S. agency securities	—	102,533	—	—	154,004	—
Corporate bonds	—	138,028	—	—	77,199	—
Commercial paper	—	80,137	—	—	4,999	—
Municipal securities	—	9,565	—	—	10,431	—
U.S. government securities	271,206	—	—	405,434	—	—
Foreign government securities	—	42,985	—	—	43,045	—
Long-term debt securities:
U.S. agency securities	—	122,205	—	—	169,278	—
Corporate bonds	—	284,906	—	—	176,014	—
Municipal securities	—	1,051	—	—	1,060	—
U.S. government securities	88,168	—	—	92,073	—	—
Foreign government securities	—	26,212	—	—	25,525	—
Other:
Investment in marketable equity security	328,384	—	—	376,258	—	—
Total	$4,835,753	$886,628	$—	$4,052,716	$863,219	$—

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

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2027 Notes	$566,210	$655,305	$458,496	$644,000
2026 Notes	566,348	647,628	482,204	638,250
2025 Notes	988,082	1,954,240	858,332	1,912,440
2023 Notes	859,575	2,517,931	780,046	2,417,820
2022 Notes	4,674	46,540	7,846	80,731
Total	$2,984,889	$5,821,644	$2,586,924	$5,693,241

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$742,378	$851,262	$462,665	$467,805

As of March 31, 2021, $692.4 million of the carrying value of loans held for sale was attributable to loans under the PPP. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of March 31, 2021 were immaterial. As of March 31, 2021, approximately $201.7 million in PPP loans held for sale have been forgiven by the SBA, of which $155.3 million have been forgiven in the three months ended March 31, 2021. The loan forgiveness resulted in the recognition of $9.4 million revenue associated with the forgiveness of the PPP loans for the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $0.9 million and $22.0 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding as of March 31, 2021, the Company considered other relevant market data in developing such estimates and assumptions, including the continuing impact of the COVID-19 pandemic. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of March 31, 2021, there were no material changes to our estimates, and the Company will continue to evaluate facts and circumstances that could impact our estimates and affect our results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2021 and 2020, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements	$182,885	$168,125
Computer equipment	143,962	139,174
Capitalized software	127,971	119,452
Office furniture and equipment	39,413	34,890
Total	494,231	461,641
Less: Accumulated depreciation and amortization	(248,529)	(228,121)
Property and equipment, net	$245,702	$233,520

Depreciation and amortization expense on property and equipment was $22.3 million and $15.9 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 7 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2020	$316,701
Other adjustments	(264)
Balance at March 31, 2021	$316,437

The Company performs an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired.

The Company has two operating and reportable segments, which are Seller and Cash App (defined further in Note 17, Segment and Geographical Information). The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Seller	Total
Balance at December 31, 2020	$128,838	$187,863	$316,701
Other adjustments	(264)	—	(264)
Balance at March 31, 2021	$128,574	$187,863	$316,437

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$119,011	$(47,372)	$71,639
Customer assets	11 years	58,375	(12,256)	46,119
Trade name	6 years	18,274	(8,980)	9,294
Other	8 years	5,716	(2,972)	2,744
Total		$201,376	$(71,580)	$129,796

	Balance at December 31, 2020
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$119,508	$(43,084)	$76,424
Customer assets	11 years	58,556	(10,796)	47,760
Trade name	6 years	18,529	(8,031)	10,498
Other	8 years	5,733	(2,803)	2,930
Total		$202,326	$(64,714)	$137,612

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Acquired intangible assets, net, beginning of the period	$137,612	$69,079
Acquisitions	—	17,009
Amortization expense	(6,884)	(4,152)
Other Adjustments	(932)	—
Acquired intangible assets, net, end of the period	$129,796	$81,936

The estimated future amortization expense of intangible assets in future periods as of March 31, 2021 is as follows (in thousands):

Remainder of 2021	$20,640
2022	25,493
2023	24,241
2024	21,264
2025	14,436
Thereafter	23,722
Total	$129,796

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	March 31, 2021	December 31, 2020
Short term investment in marketable equity security (i)	$328,384	$—
Inventory, net	63,825	61,129
Restricted cash	32,891	30,279
Processing costs receivable	203,837	148,606
Prepaid expenses	53,879	34,279
Accounts receivable, net	60,201	41,960
Other	80,589	66,814
Total	$823,606	$383,067

(i) In December 2020, upon completion of DoorDash Inc's ("DoorDash") initial public offering, the shares of preferred stock held by the Company converted into Class A common stock of DoorDash. The investment is carried at fair value, with changes in fair value being recorded within other income or expense on the condensed consolidated statement of operations. As of March 31, 2021, the investment was reclassified from non-current assets to current assets. Additionally, during the three months ended March 31, 2021, the Company recorded a loss of $28.9 million arising from the revaluation of the investment.

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	March 31, 2021	December 31, 2020
Accrued expenses	$174,037	$126,710
Square Payroll payable (i)	57,807	16,990
Accrued transaction losses (ii)	48,622	70,557
Accounts payable	51,354	47,089
Deferred revenue, current	47,598	44,908
Current portion of long-term debt	4,687	—
Other	64,519	54,596
Total	$448,624	$360,850

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2021	2020
Accrued transaction losses, beginning of the period	$70,557	$34,771
Provision for transaction losses	(6,742)	79,303
Charge-offs to accrued transaction losses	(15,193)	(17,413)
Accrued transaction losses, end of the period	$48,622	$96,661

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $82.1 million and $38.8 million for the three months ended March 31, 2021 and 2020, respectively, for such losses.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2021	December 31, 2020
Investment in non-marketable equity securities (i)	$54,980	$32,510
Investment in marketable equity security (ii)	—	376,258
Investment in bitcoin, net (iii)	200,140	50,000
Restricted cash	63,509	13,526
Other	33,427	26,956
Total	$352,056	$499,250

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes.

(ii) As of March 31, 2021, the fair value of the Company's investment in DoorDash was reclassified to other current assets.

(iii) The Company invested $50.0 million and $170.0 million in bitcoin in the fourth quarter of 2020 and the first quarter of 2021, respectively. Bitcoin is accounted for as an indefinite lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset.
The Company recorded an impairment charge of $19.9 million in the three months ended March 31, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of March 31, 2021, the fair value of the investment in bitcoin was $472.0 million based on observable market prices which is $271.9 million in excess of the Company's carrying value of $200.1 million.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2021	December 31, 2020
Statutory liabilities (i)	$84,298	$75,370
Other	8,376	9,921
Total	$92,674	$85,291

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 11 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January, 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500 million to an aggregate principal amount of up to $1.0 billion. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of March 31, 2021, $500.0 million remained available for draw. The Company incurred $0.2 million and $0.1 million in unused commitment fees during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

Loans under the 2020 Credit Facility bear interest at the Company's option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The Credit Agreement includes provisions allowing the Company to replace or update LIBOR with a replacement rate. The margin is determined based on the Company’s total leverage ratio, as defined in the Credit Agreement. The Credit Agreement also contains customary affirmative and negative covenants typical for a financing of this type that, among other things, restricts the Company and certain of its subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions, enter into restrictive agreements, enter into agreements with affiliates, and make certain investments and acquisitions.

Paycheck Protection Program Liquidity Facility

On June 2, 2020, Square Capital was approved to borrow under the PPPLF with the Federal Reserve Bank of San Francisco (“First PPPLF Agreement”) at an annual interest rate of 0.35%. The PPPLF extends credit to eligible financial institutions that have originated or purchased PPP loans. Advances under the PPPLF are non-recourse and are secured by a pledge of PPP loans held by Square Capital. The maturity date of any PPPLF loan will be the maturity date of the PPP loans pledged to secure such PPPLF loan. The maturity date of any PPPLF loan will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing such PPPLF loan; or (ii) the date of purchase by the SBA from Square Capital of any PPP loan securing such PPPLF loan to realize on the SBA’s guarantee of such PPP loan. The maturity date of all PPPLF loans shall be accelerated upon the occurrence of certain events of default by Square Capital, including but not limited to the failure to comply with a requirement of the PPPLF agreement or any representation, warranty, or covenant of Square Capital under the PPPLF agreement being inaccurate on or as of the date it is deemed to be made or on any date on which an PPPLF loan remains outstanding. The Company can also at its option prepay the advances in full or in part without penalty. Square Capital also shall prepay PPPLF loans so that the amount of any PPPLF loans outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF loans.

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of March 31, 2021, $764.2 million of PPPLF advances were outstanding and collateralized by the same value of PPP loans.

Convertible Senior Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Notes"). The 2026 Notes mature on May 1, 2026, unless earlier converted or repurchased, and bears a zero rate of interest. The 2027 Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Notes and 2027 Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Notes and 2027 Notes, respectively, only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Notes and 2027 Notes) per $1,000 principal amount of 2026 Notes and 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2026 Notes and 2027 Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Notes and 2027 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Notes, and on or after August 1, 2027 in the case of the 2027 Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Notes or 2027 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Notes and 2027 Notes were not met during the three months ended March 31, 2021. On or after November 5, 2023 for the 2026 Notes, and on or after November 5, 2024 for the 2027 Notes, the Company may redeem all or a portion of each series of notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes and 2027 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the 2026 Notes and 2027 Notes, prior to the adoption of ASU No. 2020-06, the Company separated the relevant series of notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $198.0 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Notes and the 2027 Notes. The equity component was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") was amortized to interest expense at an effective interest rate of 3.35% and 3.66% for the 2026 Notes and 2027 Notes, respectively. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2026 Notes and 2027 Notes were comprised of discounts and commissions payable to the initial purchasers of $17.5 million and third party offering costs of $1.0 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2026 Notes and 2027 Notes based on their relative values. Issuance costs attributable to the liability component were $15.4 million and were amortized to interest expense using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense at an effective interest rate of 0.49% and 0.30% for each of the respective terms of the 2026 Notes and 2027 Notes, respectively, with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion will be accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of March 31, 2021, there has been no principal converted on either the 2026 Notes or 2027 Notes.

As of March 31, 2021, the if-converted value of the 2026 Notes and 2027 Notes did not exceed the outstanding principal amount.

Convertible Senior Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Notes"). The 2025 Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Notes) per $1,000 principal amount of 2025 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Notes for redemption, such 2025 Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Notes were met in the first quarter of 2021.

In accounting for the issuance of the 2025 Notes, prior to the adoption of ASU No. 2020-06, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $154.6 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2025 Notes at an effective interest rate of 3.81% over the contractual terms of the 2025 Notes. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2025 Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2025 Notes were comprised of discounts and commissions payable to the initial purchasers of $14.3 million and third party offering costs of $0.9 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2025 Notes based on their relative values. Issuance costs attributable to the liability component were $12.8 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.43% for the 2025 Notes with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion will be accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of March 31, 2021, there has been no principal converted on the 2025 Notes.

As of March 31, 2021, the if-converted value of the 2025 Notes exceeded the outstanding principal amount by $876.4 million.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Notes"). The 2023 Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Notes) per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2023 Notes. The circumstances to allow the holders to convert their 2023 Notes were met in the fourth quarter of 2020 and continued to be met through March 31, 2021. As of March 31, 2021, the aggregate principal amount of 2023 Notes converted by certain holders of the 2023 Notes was immaterial.

In accounting for the issuance of the 2023 Notes, prior to the adoption of ASU No. 2020-06, the Company separated the 2023 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $155.3 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2023 Notes at an effective interest rate of 4.69% over the contractual terms of the 2023 Notes. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2023 Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2023 Notes comprised of discounts and commissions payable to the initial purchasers of $6.0 million and third party offering costs of $0.8 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2023 Notes based on their relative values. Issuance costs attributable to the liability component were $5.6 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.66% for the 2023 Notes with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion will be accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of March 31, 2021, there was an immaterial amount of principal converted on the 2023 Notes.

As of March 31, 2021, the if-converted value of the 2023 Notes exceeded the outstanding principal amount by $1.7 billion.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes ("2022 Notes"). The 2022 Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2022 Notes) per $1,000 principal amount of 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Notes were met in the fourth quarter of 2017 and continued to be met through March 31, 2021. As of March 31, 2021, certain holders of the 2022 Notes have converted an aggregate principal amount of $435.3 million of their Notes, of which $3.8 million was converted during the three months ended March 31, 2021. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 16.3 million shares of the Company's Class A common stock. The conversions during the three months ended March 31, 2021 were settled entirely in shares of the Company's Class A common stock. The Company will reevaluate this policy from time to time as conversion notices are received from holders of the 2022 Notes.

In accounting for the issuance of the 2022 Notes, prior to the adoption of ASU No. 2020-06, the Company separated the 2022 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $86.2 million and was determined by deducting the fair value of the liability component from the par value of the 2022 Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2022 Notes at an effective interest rate of 5.34% over the contractual terms of the 2022 Notes. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2022 Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2022 Notes comprised of discounts and commissions payable to the initial purchasers of $11.0 million and third party offering costs of $0.8 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2022 Notes based on their relative values. Issuance costs attributable to the liability component were $9.4 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.93% for the 2022 Notes with a cumulative adjustment to retained earnings on the adoption date.

Prior to the adoption of ASU No. 2020-06, the debt component associated with the 2022 Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment as the difference between the estimated fair value and the carrying value of such 2022 Notes. The equity component associated with the 2022 Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Notes. Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion was accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. There no longer is a gain or loss on extinguishment of debt recognized upon conversion, as the debt is settled in equity.

As of March 31, 2021, the if-converted value of the 2022 Notes exceeded the outstanding principal amount by $41.9 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt issuance costs	Net carrying value
March 31, 2021
2027 Notes	$575,000	$(8,790)	$566,210
2026 Notes	575,000	(8,652)	566,348
2025 Notes	1,000,000	(11,918)	988,082
2023 Notes	862,500	(2,925)	859,575
2022 Notes	4,698	(24)	4,674
Total	$3,017,198	$(32,309)	$2,984,889

As discussed above, upon the adoption of ASU No. 2020-06, the Company reversed the separation of the debt and equity components of the notes, and accounted for the Notes wholly as debt. Additionally, the issuance costs of the Notes were accounted for as debt issuance costs in its entirety. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for further details on the impact of adoption.

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
December 31, 2020
2027 Notes	$575,000	$(109,134)	$(7,370)	$458,496
2026 Notes	575,000	(85,085)	(7,711)	482,204
2025 Notes	1,000,000	(130,335)	(11,333)	858,332
2023 Notes	862,500	(79,980)	(2,474)	780,046
2022 Notes	8,545	(629)	(70)	7,846
Total	$3,021,045	$(405,163)	$(28,958)	$2,586,924

The net carrying amount of the equity component of the Notes as of December 31, 2020 were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2020
2027 Notes	$111,000	$(1,793)	$109,207
2026 Notes	87,000	(1,405)	85,595
2025 Notes	154,600	(2,342)	152,258
2023 Notes	155,250	(1,231)	154,019
2022 Notes	1,674	(45)	1,629
Total	$509,524	$(6,816)	$502,708

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,728	$1,373
Amortization of debt issuance costs (i)	1,832	12,528
Total	$3,560	$13,901

    (i) Upon adoption of ASU No. 2020-06, the debt discount associated with the equity component on debt was reversed which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

Prior to the adoption of ASU No. 2020-06, the effective interest rate for the 2027 Notes, 2026 Notes, 2025 Notes, 2023 Notes, and 2022 Notes was 3.66%, 3.35%, 3.81%, 4.69%, and 5.34%, respectively. After the adoption of ASU No. 2020-06, the effective interest rates for the 2027 Notes, 2026 Notes, 2025 Notes, 2023 Notes, and 2022 Notes are 0.30%, 0.49%, 0.43%, 0.66%, and 0.93%, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2027 Notes, the Company entered into convertible note hedge transactions ("2027 convertible note hedges") with certain financial institution counterparties ("2027 Notes Counterparties") whereby the Company has the option to purchase a total of approximately 1.92 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2027 convertible note hedge transactions was $104.3 million. In addition, the Company sold warrants ("2027 warrants") to the 2027 Notes Counterparties whereby the 2027 Notes Counterparties have the option to purchase a total of 1.92 million shares of the Company’s Class A common stock at a price of approximately $414.18 per share for the 2027 warrants. The Company received $68.0 million in cash proceeds from the sale of the 2027 warrants. Taken together, the purchase of the 2027 convertible note hedges and sale of the 2027 warrants are intended to reduce dilution from the conversion of the 2027 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2027 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $414.18 per share for the 2027 warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2027 convertible note hedges and 2027 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not re-measured each reporting period. The net costs incurred in connection with the 2027 convertible note hedges and 2027 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2026 Notes, the Company entered into convertible note hedge transactions ("2026 convertible note hedges") with certain financial institution counterparties ("2026 Notes Counterparties") whereby the Company has the option to purchase a total of approximately 1.92 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2026 convertible note hedges was $84.6 million. In addition, the Company sold warrants ("2026 warrants") to the 2026 Notes Counterparties whereby the 2026 Notes Counterparties have the option to purchase a total of 1.92 million shares of the Company’s Class A common stock at a price of approximately $368.16 per share for the 2026 warrants. The Company received $64.6 million in cash proceeds from the sale of the 2026 warrants. Taken together, the purchase of the 2026 convertible note hedges and sale of the 2026 warrants are intended to reduce dilution from the conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2026 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $368.16 per share for the 2026 warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2026 convertible note hedges and 2026 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2026 convertible note hedges and 2026 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2025 Notes, the Company entered into convertible note hedge transactions ("2025 convertible note hedges") with certain financial institution counterparties ("2025 Notes Counterparties") whereby the Company has the option to purchase a total of approximately 8.26 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 convertible note hedges was $149.2 million. In addition, the Company sold warrants ("2025 warrants") to the 2025 Notes Counterparties whereby the 2025 Notes Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 warrants. Taken together, the purchase of the 2025 convertible note hedges and sale of the 2025 warrants are intended to reduce dilution from the conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 convertible note hedges and 2025 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2025 convertible note hedges and 2025 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2023 Notes, the Company entered into convertible note hedge transactions ("2023 convertible note hedges") with certain financial institution counterparties ("2018 Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedges was $172.6 million. In addition, the Company sold warrants ("2023 warrants") to the 2018 Counterparties whereby the 2018 Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce dilution from the conversion of the 2023 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 convertible note hedges and 2023 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 convertible note hedges and 2023 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2022 Notes, the Company entered into convertible note hedge transactions ("2022 convertible note hedges") with certain financial institution counterparties ("2017 Counterparties") whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants ("2022 warrants") to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted

2022 Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedges and 2022 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Notes discussed above. The 2022 convertible note hedges were net share settled, and as of March 31, 2021, the Company has received 14.7 million shares of the Company's Class A common stock from the 2017 Counterparties, of which 5.3 million was received in the three months ended March 31, 2021.

NOTE 12 - INCOME TAXES
The Company recorded an income tax expense of $0.9 million for the three months ended March 31, 2021 compared to an income tax expense of $0.5 million for the three months ended March 31, 2020. The income tax expense recorded for the three months ended March 31, 2021 is primarily due to foreign income tax expense net of excess stock-based compensation tax deductions. The difference between the income tax expense for the three months ended March 31, 2021 and the income tax expense for the three months ended March 31, 2020 primarily relates to the increase in income taxes from the Company's profitable foreign jurisdictions.

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

As of March 31, 2021, the Company retains a full valuation allowance on its net deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

The tax provision for the three months ended March 31, 2021 and March 31, 2020, is calculated on a jurisdictional basis. The Company estimated the foreign income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year.

NOTE 13 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. As of March 31, 2021, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of March 31, 2021, there were 390,680,544 shares of Class A common stock and 63,987,897 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

Warrants

In conjunction with the 2022 Notes offering, the Company sold the 2022 warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share, and expire on June 1, 2022. None of the warrants were exercised as of March 31, 2021.

In conjunction with the 2023 Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share, and expire on August 15, 2023. None of the warrants were exercised as of March 31, 2021.

In conjunction with the 2025 Notes offering, the Company sold the 2025 warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share, and expire on June 1, 2025. None of the warrants were exercised as of March 31, 2021.

In conjunction with the 2026 Notes offering, the Company sold the 2026 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share, and expire on August 1, 2026. None of the warrants were exercised as of March 31, 2021.

In conjunction with the 2027 Notes offering, the Company sold the 2027 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share, and expire on February 1, 2028. None of the warrants were exercised as of March 31, 2021.

Conversion of Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2022 Notes, the Company issued 16.3 million shares of Class A common stock, of which 0.2 million shares were issued in the three months ended March 31, 2021. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 14.7 million shares of Class A common stock from the 2017 Counterparties to offset the shares issued, of which 5.3 million shares were received in the three months ended March 31, 2021.

In connection with the conversion of the 2023 Notes, the Company issued an immaterial amount of shares of Class A common stock in the three months ended March 31, 2021.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of March 31, 2021, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 16,874,534, and 121,543,822 shares were available for future issuance. As of March 31, 2021, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 8,404,227.

A summary of stock option activity for the three months ended March 31, 2021 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	13,630,882	$17.84	3.84	$2,723,394
Exercised	(2,592,301)	12.69
Balance at March 31, 2021	11,038,581	$19.06	4.18	$2,295,969

Options exercisable as of March 31, 2021	9,605,627	$12.66	3.51	$2,059,368

Restricted Stock Activity
Activity related to RSAs and RSUs during the three months ended March 31, 2021 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	15,622,645	$71.71
Granted	571,632	202.58
Vested	(1,744,585)	53.27
Forfeited	(209,512)	78.71
Unvested as of March 31, 2021	14,240,180	$79.12

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
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$99	$76
Product development	86,895	57,400
Sales and marketing	10,880	6,407
General and administrative	20,749	13,420
Total	$118,623	$77,303

The Company recorded $8.8 million and $4.7 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2021 and 2020, respectively, which are included in the table above.

The Company capitalized $3.4 million and $2.3 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was $1.1 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.76 years.

NOTE 14 - NET INCOME (LOSS) PER SHARE
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$39,008	$(105,891)
Denominator:
Basic shares:
Weighted-average common shares outstanding	455,414	435,680
Weighted-average unvested shares	(441)	(740)
Weighted-average shares used to compute basic net income (loss) per share:	454,973	434,940
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	20,972	—
Convertible senior notes	322	—
Common stock warrants	25,086	—
Weighted-average shares used to compute diluted net income (loss) per share:	501,353	434,940
Net income (loss) per share:
Basic	$0.09	$(0.24)
Diluted	$0.08	$(0.24)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options, restricted stock, and employee stock purchase plan	6,109	36,042
Common stock warrants	17,275	32,613
Convertible senior notes	3,845	22,478
Total anti-dilutive securities	27,229	91,133

NOTE 15 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 16, Commitments and Contingencies. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of March 31, 2021, the Company had recorded right-of-use assets of $21.3 million and associated lease liabilities of $33.1 million related to this lease arrangement.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to corporate headquarters in San Francisco, and offices in Oakland, St. Louis and New York. The Company's leases have remaining lease terms of 1 year to 16 years, some of which include options to extend for 5-year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. The Company elected to apply the short-term lease measurement and recognition exemption to its leases where applicable. Generally, operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments, generally for the base non-cancellable lease term on the lease commencement date of each lease. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. The Company's lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. The Company records the amortization of the right-of-use asset and the accretion of lease liability as a component of rent expense in the condensed consolidated statement of operations.

In July 2019, the Company entered into a lease arrangement for 226,185 square feet of office space in St Louis, Missouri, with an affiliate of one of the Company’s co-founders, Mr. Jim McKelvey, who is also a Company stockholder and a member of its board of directors, for a term of 15.5 years with options to extend the lease term for two 5 year terms. The Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. The lease commencement date varies by floor beginning in May 2020 with total future minimum lease payments over the term of approximately $42.7 million. Refer to Note 15, Related Party Transactions for further details.
There were no finance lease obligations as of March 31, 2021.

The components of lease expense for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed operating lease costs	$20,432	$15,125
Variable operating lease costs	3,508	5,724
Short term lease costs	388	1,856
Sublease income	(2,625)	(1,437)
Amortization of finance lease right-of-use assets	—	1,054
Total lease costs	$21,703	$22,322

Other information related to leases were as follows:

March 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	8.5 years
Weighted Average Discount Rate:
Operating leases	4%

Cash flows related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Payments for operating lease liabilities	$(18,250)	$(9,570)
Cash flows from financing activities:
Principal payments on finance lease obligation	$—	$(1,054)
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$22,715	$255,553

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of March 31, 2021 are as follows (in thousands):

Operating
Year:
Remainder of 2021	$53,124
2022	79,498
2023	73,060
2024	54,291
2025	49,424
Thereafter	241,098
Total	$550,495
Less: amount representing interest	80,806
Less: lease incentives	13,835
Total	$455,854

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

Other contingencies

On June 15, 2020, the Texas Comptroller’s Office (the “Comptroller”) informed the Company that it had completed its sales and use tax audit for the period from January 1, 2015 through April 30, 2018, and that it would issue a written tax assessment to the Company seeking $38 million, including interest and penalties for this tax audit period. To date, such a written assessment has not been received. The Comptroller indicated that it believes the services that the Company has deemed to be nontaxable should be subject to sales tax. The Company believes the Comptroller’s position is without merit. Should the Company not prevail, the Company could be obligated to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest, that could be material.

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

NOTE 17 - SEGMENT AND GEOGRAPHICAL INFORMATION

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

•Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash Card which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM.

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

Information on the reportable segments revenue and segment gross profit are as follows (in thousands):

	Three Months Ended March 31, 2021
	Cash App	Seller	Total
Revenue
Transaction-based revenue	$91,959	$867,774	$959,733
Subscription and services-based revenue	436,589	121,092	557,681
Hardware revenue	—	28,788	28,788
Bitcoin revenue	3,511,068	—	3,511,068
Segment revenue	$4,039,616	$1,017,654	$5,057,270
Segment gross profit	$495,485	$468,016	$963,501

	Three Months Ended March 31, 2020
	Cash App	Seller	Total
Revenue
Transaction-based revenue	$27,819	$730,282	$758,101
Subscription and services-based revenue	193,725	102,510	296,235
Hardware revenue	—	20,675	20,675
Bitcoin revenue	306,098	—	306,098
Segment revenue	$527,642	$853,467	$1,381,109
Segment gross profit	$182,732	$355,769	$538,501

A reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total segment gross profit	$963,501	$538,501
Less: Product development	308,678	194,986
Less: Sales and marketing	349,460	194,535
Less: General and administrative	195,909	129,495
Less: Transaction and loan losses	20,395	108,883
Less: Bitcoin impairment losses	19,860	—
Less: Amortization of acquired customer assets	1,463	890
Less: Interest expense, net	253	9,206
Less: Other expense, net	27,528	5,862
Income (loss) before applicable income taxes	$39,955	$(105,356)

Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue
United States	$4,963,335	$1,313,586
International	93,935	67,523
Total net revenue	$5,057,270	$1,381,109

No individual country from the international markets contributed in excess of 10% of total revenue for the three months ended March 31, 2021 and 2020.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2021	December 31, 2020
Long-lived assets
United States	$1,100,550	$1,086,379
International	54,716	58,342
Total long-lived assets	$1,155,266	$1,144,721

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Analysis of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,022,485	$1,962,316
Short-term restricted cash	32,891	34,315
Long-term restricted cash	63,509	13,286
Cash, cash equivalents, and restricted cash	$3,118,885	$2,009,917

	Three Months Ended March 31,
	2021	2020
Supplemental Cash Flow Data:
Cash paid for interest	$828	$397
Cash paid for income taxes	6,376	2,599
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	22,715	255,553
Purchases of property and equipment in accounts payable and accrued expenses	19,580	10,354
Unpaid business combination purchase price	—	7,338
Fair value of common stock issued and issuable in future related to business combination	—	(14,999)
Fair value of common stock issued to settle the conversion of senior notes	(37,204)	(77,614)
Fair value of shares received to settle senior note hedges	$1,260,718	$—

NOTE 19 - SUBSEQUENT EVENTS

On April 30, 2021, the Company completed the acquisition of a majority ownership interest in TIDAL for an aggregate consideration of $302 million. TIDAL is a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends Square’s purpose of economic empowerment to musicians.

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

Our Seller ecosystem is a cohesive commerce ecosystem that helps sellers start, run and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offering, a seller can accept payments in person via swipe, dip, or tap of a card, or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Square Card is a business prepaid card that enables sellers to spend the balance they have stored with Square. Sellers can also deposit funds into their Square stored balance so they can manage all of their business expenses in one place. In addition, sellers gain access to business loans through Square Capital based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale. We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, and the United Kingdom.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive peer-to-peer payments, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. In the fourth quarter of 2020, we acquired Credit Karma Tax, which will add a tax filing product for individuals to Cash App's ecosystem, providing a seamless, mobile-first solution for individuals to file their taxes for free.
On April 30, 2021, we completed the acquisition of a majority ownership interest in TIDAL for an aggregate consideration of $302 million. TIDAL is a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends our purpose of economic empowerment to musicians.
On March 1, 2021, the industrial loan company charter for Square Financial Services ("SFS") was approved by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah and began banking operations. SFS will offer banking services including certain loan and deposit products. To date, the operations of SFS have not been material, but are expected to grow in the second half of 2021.

In April 2020, we were licensed to participate in the Paycheck Protection Program (“First Round PPP”) administered by the Small Business Administration (“SBA”) that was enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. In February 2021, we began participating in the second round of the PPP program ("Second Round PPP"). The PPP was intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As of March 31, 2021, we had facilitated the issuance of $1.4 billion loans in the aggregate under the program. Of the loans facilitated under the First Round PPP, we sold $399.0 million to an investor. We do not plan to sell loans originated under the Second Round PPP. As of March 31, 2021, approximately $201.7 million in the aggregate of PPP loans we facilitated had been forgiven by the SBA, of which, $155.3 million was forgiven in the first quarter of 2021.

On June 2, 2020, we entered into the Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit in an aggregate principal amount of up to $500.0 million. The program was established by the Federal Reserve to supplement the SBA's PPP to support the economy in response to the COVID-19 crisis. The facility is intended to bolster the effectiveness of the PPP and provide liquidity to credit markets, helping to stabilize financial institutions supporting COVID-19 relief efforts. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit, collateralized by loans from the second round of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. As of March 31, 2021, $764.2 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans. Borrowings under these facilities accrue interest at a rate of 0.35% and advances must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advance will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. The advances under these facilities are also repayable if the associated PPP loans are forgiven, repaid by the customer, or settled by the government guarantee.

Update on the Impact of COVID-19 on Current Trends and Outlook

In the first quarter of 2021, our results of operations benefited from the government stimulus and relief programs included in the Economic Aid Act passed into law in late December 2020, and the American Rescue Plan Act of 2021 passed into law in March 2021 leading to increased consumer spending and inflows into our Cash App ecosystem. Additionally, we saw improvements in Seller GPV in March 2021, compared to January and February 2021, due in part to the relaxation of COVID-19 related restrictions and broader regional re-openings. We expect the availability of stimulus funds disbursed to businesses and consumers through the American Rescue Plan Act of 2021 will positively impact our results of operations. Despite the various impacts of COVID-19 on consumer behavior affecting sellers and Cash App customers, we continue to innovate our product and service offerings to help customers adapt to the economic environment.

While the COVID-19 pandemic continues to cause uncertainty in the global economy and restrictive measures by governments and businesses remain in place, the long-term impact to our business and results of operations remains unknown. The extent to which the pandemic will further impact our financial results will depend on future developments, including, but not limited to, the duration and ultimate scope of the pandemic, the impact of variants of the disease, the availability and efficacy of vaccines, the speed at which such vaccines are administered, the likelihood of a resurgence of positive cases, the pace and scope of reductions in the restrictions on individuals and businesses taken by local, state, federal, and national governmental authorities intended to minimize the spread of the virus, and stimulus programs to provide economic and financial relief. Accordingly, business disruption related to the COVID-19 pandemic may continue to cause significant fluctuations in our business and materially affect our results of operations.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Transaction-based revenue	$959,733	$758,101	$201,632	27%
Subscription and services-based revenue	557,681	296,235	261,446	88%
Hardware revenue	28,788	20,675	8,113	39%
Bitcoin revenue	3,511,068	306,098	3,204,970	1,047%
Total net revenue	$5,057,270	$1,381,109	$3,676,161	266%
Total net revenue for the three months ended March 31, 2021 increased by $3.7 billion, or 266%, compared to the three months ended March 31, 2020. Bitcoin revenue increased by $3.2 billion, and represented 87% of the increase in total net revenue. Excluding bitcoin revenue, total net revenue increased by $471.2 million, or 44%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Transaction-based revenue for the three months ended March 31, 2021 increased by $201.6 million or 27%, compared to the three months ended March 31, 2020, which was in-line with an increase in GPV of 29% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in transaction-based revenue was driven by the:
•growth in higher-priced card-not-present transactions as sellers shifted their businesses to adapt to the COVID-19 pandemic;
•impact of government disbursements related to stimulus programs that improved consumer consumption;
•growth in Cash App Business GPV which includes Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business includes peer-to-peer transactions to business accounts using Cash App; and
•recovery of card-present volumes following regional re-openings in the latter part of the first quarter of 2021. Card-present growth varied by region and was dependent upon the timing and phased re-openings specific to each location.
These factors had varying impacts on GPV growth and may continue to impact our revenues in the future.

Subscription and services-based revenue for the three months ended March 31, 2021 increased by $261.4 million, or 88%, compared to the three months ended March 31, 2020, driven by Cash App, and to a lesser extent, Seller. Cash App subscription and services-based revenue is primarily comprised of transaction fees from both Cash App Instant Deposit and Cash Card. Seller subscription and services-based revenue increased primarily due to Instant Transfer for sellers, Square Card and other software subscriptions.

Hardware revenue for the three months ended March 31, 2021 increased by $8.1 million, or 39%, compared to the three months ended March 31, 2020. The increase was primarily a result of an increase in sales of hardware across our product offerings, strengthened by the launch of Square Register and Square Terminal in certain international markets.
Bitcoin revenue for the three months ended March 31, 2021 increased by $3.2 billion, or 1,047%, compared to the three months ended March 31, 2020. The increase was due to the market price of bitcoin, growth in the number of active bitcoin customers, and growth in customer demand. The amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. While bitcoin contributed 69% of the total revenue and 87% of the increase in revenues in the three months ended March 31, 2021, gross profit generated from bitcoin transactions was only 8% of the total gross profit.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Transaction-based costs	$524,280	$465,779	$58,501	13%
Subscription and services-based costs	88,572	40,711	47,861	118%
Hardware costs	40,482	34,372	6,110	18%
Bitcoin costs	3,436,135	299,426	3,136,709	1,048%
Amortization of acquired technology	4,300	2,320	1,980	85%
Total cost of revenue	$4,093,769	$842,608	$3,251,161	386%

Total cost of revenue for the three months ended March 31, 2021 increased by $3.3 billion, or 386%, compared to the three months ended March 31, 2020. Bitcoin costs of revenue increased by $3.1 billion, and represented 96% of the increase in the total cost of revenue. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $114.5 million, or 21%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

Despite an increase in GPV of 29% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, transaction-based costs for the three months ended March 31, 2021 increased by only $58.5 million, or 13%, compared to the three months ended March 31, 2020. The smaller growth in transaction-based costs as compared to transaction-based revenue in the three months ended March 31, 2021 was primarily attributable to a higher percentage of debit card transactions and an increase in average transaction sizes, which each lowered the average cost per transaction. We recognize that the recent shifts in the percentage of debit card transactions and average value per transaction size relative to historical periods are, in part, a result of changes to consumer behaviors related to COVID-19, which may not continue in future quarters.

Subscription and services-based costs for the three months ended March 31, 2021 increased by $47.9 million, or 118%, compared to the three months ended March 31, 2020. The increase in the three months ended March 31, 2021 was driven primarily by growth in Cash Card and Instant Deposit activity.

Hardware costs for the three months ended March 31, 2021 increased by $6.1 million, or 18%, compared to the three months ended March 31, 2020. The increase was primarily due to the increased sales of hardware, as further discussed in hardware revenue above.

Bitcoin costs for the three months ended March 31, 2021 increased by $3.1 billion, or 1,048%, compared to the three months ended March 31, 2020. Bitcoin cost of revenue comprises of the total amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Product development	$308,678	$194,986	$113,692	58%
% of total net revenue	6%	14%
Sales and marketing	$349,460	$194,535	$154,925	80%
% of total net revenue	7%	14%
General and administrative	$195,909	$129,495	$66,414	51%
% of total net revenue	4%	9%
Transaction and loan losses	$20,395	$108,883	$(88,488)	(81)%
% of total net revenue	—%	8%
Bitcoin impairment losses	$19,860	$—	$19,860	NM
% of total net revenue	—%	—%
Amortization of acquired customer assets	$1,463	$890	$573	64%
% of total net revenue	—%	—%
Total operating expenses	$895,765	$628,789	$266,976	42%

Product development expenses for the three months ended March 31, 2021 increased by $113.7 million, or 58%, compared to the three months ended March 31, 2020, due primarily to the following:

•an increase of $75.0 million in personnel costs for the three months ended March 31, 2021, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $29.5 million for the three months ended March 31, 2021; and

•an increase of $34.6 million in software, data center, and crypto networks operating costs for the three months ended March 31, 2021, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three months ended March 31, 2021 increased by $154.9 million or 80%, compared to the three months ended March 31, 2020, primarily due to the following:

•an increase in Cash App marketing costs for the three months ended March 31, 2021 of $107.2 million. The increase in Cash App marketing costs includes a $68.4 million increase in processing costs and related transaction losses primarily associated with the increased volume of activity with our Cash App peer-to-peer service and increased card issuance costs. We offer services such as stock investing, and certain Cash Card and peer-to-peer services to our Cash App customers for free. Additionally, Cash App customer acquisition costs increased by $34.6 million in the three months ended March 31, 2021 which includes advertising costs and costs associated with various incentives to customers that we consider to be marketing initiatives to attract new customers and encourage the usage of Cash App;
•an increase of $23.7 million in advertising costs for our Seller services for the three months ended March 31, 2021, primarily from increased online and television marketing campaigns; and
•an increase of $16.8 million in Seller and Cash App sales and marketing personnel costs for the three months ended March 31, 2021, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $4.5 million.
General and administrative expenses for the three months ended March 31, 2021 increased by $66.4 million or 51%, compared to the three months ended March 31, 2020, primarily due to the following:

•an increase of $38.3 million in general and administrative personnel costs for the three months ended March 31, 2021, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $7.3 million for the three months ended March 31, 2021; and

•the remaining increase was primarily due to increase in software and subscription costs, local business-related taxes, third-party legal and other professional fees and other administrative expenses.

Transaction and loan losses for the three months ended March 31, 2021 decreased by $88.5 million or 81%, compared to the three months ended March 31, 2020, primarily due to the following:

•transaction losses for the three months ended March 31, 2021 decreased by $64.0 million compared to the three months ended March 31, 2020. During the first quarter of 2020, we had recorded incremental provisions for our Seller business due to the expected impact of the COVID-19 pandemic and the subsequent shelter-in-place orders that resulted in a significant slowdown in business. Subsequently, we revised and lowered our estimate of transaction loss rates due to better than expected realized transaction losses. In the first quarter of 2021, we established our reserves based on the lower loss rates and released certain previously established risk loss provisions related to the fourth quarter of 2020.

•loan losses for the three months ended March 31, 2021 decreased by $24.4 million compared to the three months ended March 31, 2020. The primary driver for the decrease in loan losses was the higher incremental provisions that were recorded during the three months ended March 31, 2020 associated with the COVID-19 pandemic. Additionally, the decrease in loan losses was due to lower loan volumes facilitated in the three months ended March 31, 2021 as a result of the tightening of lending criteria beginning in August 2020.
Bitcoin impairment losses were $19.9 million in the three months ended March 31, 2021 due to the market price of bitcoin decreasing below the carrying value of our bitcoin investment observed during the period. As of March 31, 2021, the fair value of our investment in bitcoin was $472.0 million based on observable market prices, which is $271.9 million in excess of the carrying value of our investment of $200.1 million. Any unrealized gains on our bitcoin investment will only be recognized upon the sale of such bitcoin investment.

Interest Expense, Net, and Other Expense, Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Interest expense, net	$253	$9,206	$(8,953)	(97)%
Other expense, net	$27,528	$5,862	$21,666	370%

Interest expense, net, for the three months ended March 31, 2021 decreased by $9.0 million, compared to the three months ended March 31, 2020. The decrease was primarily due to lower non-cash interest expense related to our convertible notes as a result of the adoption of ASU No. 2020-06 on January 1, 2021. Under the accounting for ASU No. 2020-06, convertible notes will no longer be separated into a debt and equity component, thereby eliminating the discount associated with the equity component and the interest expense associated with such discount.

Other expense, net for the three months ended March 31, 2021 increased by $21.7 million compared to the three months ended March 31, 2020, primarily due to the mark to market loss of our equity investment in DoorDash of $28.9 million. These activities are offset in part by the foreign exchange gains and losses.

Segment Results

Seller Results

The following tables provide a summary of the revenue and gross profit for our Seller segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenue	$1,017,654	$853,467	$164,187	19%
Cost of revenue	549,638	497,698	51,940	10%
Gross profit	$468,016	$355,769	$112,247	32%

Revenue

Revenue for the Seller segment for the three months ended March 31, 2021 increased by $164.2 million, or 19%, compared to the three months ended March 31, 2020. The increase was primarily due to growth in GPV attributable to higher-priced card-not-present transactions as sellers adapted to the COVID-19 pandemic, and to a lesser extent, the recovery in card present volumes due to increased regional reopenings, and government disbursements related to stimulus programs. We also benefited from a higher percentage of debit card transactions and an increase in average transaction size. We saw an increase in Seller subscription and services-based revenue in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily as a result of lower revenues recorded in March 2020 due to the refund of software subscription fees to our customers, and, to a lesser extent, growth in Instant Transfer for sellers, Square Card and other software subscriptions.

Cost of revenue

Cost of revenue for the Seller segment for the three months ended March 31, 2021 increased by $51.9 million, or 10%, compared to the three months ended March 31, 2020. Despite an increase in Seller revenue of $164.2 million, or 19%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, the smaller increase in Seller costs of revenues was due to benefits from a higher percentage of debit card transactions and increase in average value per transaction, which each have lower costs.

Cash App

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Net revenue	$4,039,616	$527,642	$3,511,974	666%
Cost of revenue	3,544,131	344,910	3,199,221	928%
Gross profit	$495,485	$182,732	$312,753	171%

Revenue

Revenue for the Cash App segment for the three months ended March 31, 2021 increased by $3.5 billion, or 666%, compared to the three months ended March 31, 2020. The primary drivers were growth in bitcoin revenue, and, to a lesser extent, Cash App Instant Deposit, Cash Card, and Cash for Business. Bitcoin revenue increased due to the market price of bitcoin, growth in the number of active bitcoin customers, and growth in customer demand. While bitcoin contributed 69% of the total revenue and 87% of the increase in revenues in the three months ended March 31, 2021, gross profit generated from bitcoin was only 8% of the total gross profit. Additionally, Cash App revenue benefited from growth in numbers of active Cash App customers and from government relief programs most recently passed into law in late December 2020 and in March 2021, as well as cumulative benefit from earlier stimulus programs passed in 2020. These programs provided additional stimulus relief and unemployment benefits which resulted in an increase in consumer spending and inflows into our Cash App ecosystem. Cash App revenue growth may not be sustained at the same levels in future quarters and may be impacted by the enactment of further stimulus relief and benefit programs, as well as the demand and market prices for bitcoin, amongst other factors.

Cost of revenue

Cost of revenue for the Cash App segment for the three months ended March 31, 2021 increased by $3.2 billion, or 928%, compared to the three months ended March 31, 2020. The primary driver for the increase was growth in bitcoin revenue, as further discussed above. Excluding bitcoin cost of revenue, Cash App cost of revenue increased by approximately $62.5 million, or 137%, in the three months ended March 31, 2021, compared to the three months ended March 31, 2020, due to Cash App Instant Deposit, Cash Card, and Cash for Business.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, net income (loss), and other results under generally accepted accounting principles (GAAP), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other payment solution providers.

	Three Months Ended March 31,
	2021	2020

Gross Payment Volume (GPV) (in millions)	$33,138	$25,743
Adjusted EBITDA (in thousands)	$236,249	$9,331
Adjusted Net Income (Loss) Per Share:
Basic	$0.47	$(0.02)
Diluted	$0.41	$(0.02)

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

•In connection with the issuance of our convertible senior notes (as described in Note 11, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements), prior to the adoption of ASU No. 2020-06 on January 1, 2021, we were required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. Subsequent to the adoption, we recognize non-cash interest expense related to amortization of debt issuance costs only. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS, we add back cash interest expense on convertible senior notes, as if-converted at the beginning of the period, if the impact is dilutive.

•We exclude gain or loss on the disposal of property and equipment, gain or loss on revaluation of equity investments, bitcoin impairment losses, impairment of intangible assets, and prior to the adoption of ASU No. 2020-06 on January 1, 2021, gain or loss on debt extinguishment related to the conversion of senior notes, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

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

In addition to the limitations above, Adjusted EBITDA as a non-GAAP financial measure does not reflect the effect of depreciation expense and related cash capital requirements, income taxes that may represent a reduction in cash available to us, and the effect of foreign currency exchange gains or losses which is included in other income and expense, net.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$39,008	$(105,891)
Share-based compensation expense	118,623	77,303
Depreciation and amortization	29,201	20,061
Interest expense, net	253	9,206
Other expense, net	27,528	5,862
Bitcoin impairment losses	19,860	—
Loss on disposal of property and equipment	615	218
Acquisition related and other costs	26	1,524
Acquired deferred revenue adjustment	252	657
Acquired deferred costs adjustment	(64)	(144)
Provision for income taxes	947	535
Adjusted EBITDA	$236,249	$9,331

The following table presents a reconciliation of net income (loss) to Adjusted net income (loss) and Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$39,008	$(105,891)
Share-based compensation expense	118,623	77,303
Amortization of intangible assets	6,884	4,152
Amortization of debt issuance costs	1,832	12,528
Loss on revaluation of equity investment	28,900	—
Bitcoin impairment losses	19,860	—
Loss on extinguishment of long-term debt	—	990
Loss on disposal of property and equipment	615	218
Acquisition related and other costs	26	1,524
Acquired deferred revenue adjustment	252	657
Acquired deferred costs adjustment	(64)	(144)
Adjusted Net Income (Loss) - basic	$215,936	$(8,663)
Cash interest expense on convertible senior notes	$1,728	$1,373
Adjusted Net Income (Loss) - diluted	$217,664	$(7,290)

Weighted-average shares used to compute Adjusted Net Income (Loss) Per Share:
Basic	454,973	434,940
Diluted	524,540	434,940

Adjusted Net Income (Loss) Per Share:
Basic	$0.47	$(0.02)
Diluted	$0.41	$(0.02)

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

As of March 31, 2021, we had approximately $4.8 billion in available funds, including an undrawn amount of $500.0 million available under our revolving credit facility, as described in Note 11, Indebtedness, of Notes to the Condensed Consolidated Financial Statements. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations.

Liquidity Sources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$3,022,485	$3,158,058
Short-term restricted cash	32,891	30,279
Long-term restricted cash	63,509	13,526
Cash, cash equivalents, and restricted cash	$3,118,885	$3,201,863
Investments in short-term debt securities	644,454	695,112
Investments in long-term debt securities	522,542	463,950
Cash, cash equivalents, restricted cash, and investments in marketable debt securities	$4,285,881	$4,360,925

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of March 31, 2021, we had $4.3 billion of cash and cash equivalents, restricted cash, and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available for sale. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible senior notes.

As of March 31, 2021, we held over $3.0 billion in aggregate principal amount of convertible senior notes, comprised of $4.7 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 ("2022 Notes"), $862.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Notes"), and $575.0 million and $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026, and November 1, 2027, respectively ("2026 Notes" and "2027 Notes," respectively). The 2022 Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The 2026 Notes bear no interest, whereas, the 2027 Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These notes can be converted or repurchased prior to maturity if certain conditions are met.

We purchased $50.0 million and $170.0 million in bitcoin in October 2020 and February 2021, respectively, as we believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite lived intangible asset, under the accounting policy for such assets we will be required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value prohibited if the market price of bitcoin subsequently increases. We recorded an impairment charge of $19.9 million in the three months ended March 31, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of March 31, 2021, the fair value of the investment in bitcoin was $472.0 million based on observable market prices which is $271.9 million in excess of the Company's carrying value of $200.1 million. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset.

In September 2020, we announced our intent to invest $100 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of March 31, 2021, we had invested $11.2 million in aggregate towards this initiative.

In June 2020, we entered into the Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit collateralized by PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. As of March 31, 2021, $764.2 million of PPPLF advances were outstanding and collateralized by the same value of PPP loans.

In May 2020, we entered into a new revolving credit agreement with certain lenders, as subsequently amended, which provides a $500 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. Loans under the 2020 Credit Facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on our total net leverage ratio, as defined in the agreement. We are obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

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

Short-term restricted cash of $32.9 million as of March 31, 2021 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to an agreement with the originating bank for the Company's Square Capital loan product. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $63.5 million as of March 31, 2021 is primarily related to a reserve deposit to satisfy the capital and liquidity requirements associated with the banking operations of SFS mandated by the FDIC, as well as cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. We have recorded these amounts as non-current assets on the condensed consolidated balance sheets as we are required to establish and maintain the reserve deposit at all times to support the ongoing liquidity obligations of SFS, and due to certain lease terms extending beyond one year.

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

Cash Flow Activities
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$(97,741)	$121,296
Net cash used in investing activities	(158,023)	(114,617)
Net cash provided by financing activities	180,992	918,120
Effect of foreign exchange rate on cash and cash equivalents	(8,206)	(13,588)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(82,978)	$911,211

Cash Flows from Operating Activities

Cash provided by operating activities consisted of our net income (loss) adjusted for certain non-cash items, including gain or loss on revaluation of equity investments, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, bitcoin impairment losses, deferred income taxes, non-cash lease expense, as well as the effect of changes in operating assets and liabilities, including working capital.

For the three months ended March 31, 2021, cash used in operating activities was $97.7 million. Net income was $39.0 million, adjusted for the add back of non-cash expenses of $242.6 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, loss on revaluation of equity investment, and bitcoin impairment losses, which contributed positively to operating activities. This was offset by net PPP loans facilitated of $271.6 million, as well as a net outflow from changes in other assets and liabilities of $107.7 million due to timing.

For the three months ended March 31, 2020, cash provided by operating activities was $121.3 million. Net loss was $105.9 million, adjusted for the add back of non-cash expenses of $233.8 million, consisting primarily of transaction and loan losses, share-based compensation, depreciation and amortization, and non-cash interest and other expenses, which contributed positively to operating activities. Whereas the increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic, the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, bitcoin, and business acquisitions.
For the three months ended March 31, 2021, cash used in investing activities was $158.0 million, primarily due to purchases of bitcoin and other investments of $170.0 million, as well as the purchase of property and equipment of $34.1 million, offset by the net proceeds from investments of marketable securities including investments from customer funds of $55.6 million, and the proceeds from sale of equity investments of $19.0 million.
For the three months ended March 31, 2020, cash used in investing activities was $114.6 million, primarily due to the net proceeds from investments of marketable securities including investments from customer funds of $75.7 million. Additional uses of cash were as a result of the purchase of property and equipment of $26.1 million and business acquisitions, net of cash acquired of $12.7 million.

Cash Flows from Financing Activities
For the three months ended March 31, 2021, cash provided by financing activities was $181.0 million primarily as a result of the proceeds, net of repayments of the PPPLF advances of $300.1 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $32.9 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $152.0 million.
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
Contractual Obligations and Commitments
On January 29, 2021, we entered into a second Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement” and together with the First PPPLF Agreement, “PPPLF Agreements”) to secure additional credit in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. Borrowings under the facilities accrue interest at a rate of 0.35% and must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advances will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. Although loans originated under the PPP have a stated maturity of between two and five years from origination, some of the loans may be forgiven 24 weeks after disbursement if they meet certain specified criteria. The PPPLF advances are also repayable if the underlying PPP loan is repaid by the customer. As of March 31, 2020, $764.2 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans. See Note 11, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
With the exception of the PPPLF advances, there were no material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

We believe accounting policies and the assumptions and estimates associated with transaction and loan losses, especially due to uncertainties associated with the COVID-19 pandemic have the greatest potential effect on our condensed consolidated financial statements. Therefore, we consider this to be our critical accounting policy and estimate.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies have not materially changed during the three months ended March 31, 2021.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly traded companies and are measured using quoted prices in active markets which could result in material volatility in our net income (loss) in future periods. As of March 31, 2021, we had a marketable equity investment of $328.4 million and we recorded a loss on revaluation of equity investment of $28.9 million in the three months ended March 31, 2021. A hypothetical 10% increase or decrease in the market price of our marketable equity investments as of March 31, 2021 would have resulted in approximately $32.8 million increase or decrease in the value of our investment. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations and establish a new carrying value for the investment. As of March 31, 2021, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $55.0 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would have resulted in approximately $5.5 million increase or decrease in the value of the investment. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations.

Bitcoin Market Price Risk

The Company invested $50.0 million and $170.0 million in bitcoin in the fourth quarter of 2020 and first quarter of 2021, respectively. Bitcoin is accounted for as an indefinite lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. As of March 31, 2021, the fair value of the investment in bitcoin was $472.0 million based on observable market prices resulting in $271.9 million in unrecognized gains. The Company recorded an impairment charge of $19.9 million in the three months ended March 31, 2021 due to fluctuations in the market price of bitcoin observed during the period. A hypothetical 10% increase or decrease in the market price of bitcoin as of March 31, 2021 would have resulted in approximately $20.0 million increase or decrease in the value of the bitcoin investment. Any changes to the carrying value of bitcoin assets are recorded in operating expenses in the condensed consolidated statements of operations.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of March 31, 2021, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation” in Note 16 of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 under the heading “Risk Factors.”

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
•competition in our industry;
•expanding our business globally;
•any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions that we may undertake, including our recent acquisition of a majority interest in TIDAL; and
•additional risks of Square Capital relating to the availability of capital, seller payments, availability and structure of its bank partnership, and expansion of its products.

Operational risks:
•real or perceived improper or unauthorized use of, disclosure of, or access to sensitive data;
•real or perceived security breaches or incidents or human error in administering our software, hardware, and systems;
•systems failures, interruptions, delays in service, catastrophic events, and resulting interruptions in the availability of our products or services or those of our sellers;
•any inability to access our private keys required to access our bitcoins or any hack or other data loss relating to the bitcoins we hold;
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
•our ability to accurately forecast demand for our products and adequately manage our product inventory;
•difficulties estimating the amount payable under TIDAL's license agreements; and
•manipulation of stream counts on TIDAL.

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
•assertions by third parties of infringement of intellectual property rights by TIDAL; and
•our bitcoin investments being subject to volatile market prices, impairment, and other risks of loss.

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

The pandemic has adversely impacted, and is likely to continue to adversely impact, our operations and the operations of our customers and business partners. The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely (unless they have an approved exception to perform work in the office), requiring masks and social distancing in the office, taking enhanced cleaning and sanitation measures in office, suspending all non-essential business travel for our employees, limiting external guests visiting our offices, and canceling, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

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

Square Capital is an approved participant under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. In March 2021, the PPP application deadline was extended until May 31, 2021 and additional money was allocated to fund a second round of PPP loans. The PPP was intended to provide funding for businesses so they can retain employees and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Additionally, certain PPP borrowers may now qualify for a “second-draw” PPP loan generally under the same terms and conditions as their initial PPP loans. Small businesses who received a PPP loan previously may be eligible for a second draw PPP loan if they: (i) employ fewer than 300 employees, (ii) experienced at least a 25% decrease in revenue in any quarter in 2020 relative to same quarter in 2019, and (iii) have already used or will use the full amount of their first PPP loan. Under the PPP, Square Capital, through a bank partner (and directly with respect to the second round of PPP loans), provides small businesses two-year or five-year loans at a fixed interest rate of one percent for up to 2.5 times (or 3.5 times with respect to restaurants qualifying for a second PPP loan) the borrower’s prior-year average monthly payroll expenses, subject to certain limitations. The loan is forgiven under the program if the loan proceeds are used for specified expenses, including payroll and benefit costs, rent payments, utilities, and mortgage and certain interest expenses; provided that at least 60% of the loan proceeds are utilized for qualifying payroll costs and the borrower maintains or rehires employees during the specified periods. As of March 31, 2021, Square Capital had facilitated approximately $1.4 billion of PPP loans, excluding cancelled loans. Square Capital has retained some of these PPP loans in its portfolio, but also sold 100% participation rights in certain PPP loans to an institutional third-party investor. In addition, Square Capital has borrowed money from the Federal Reserve secured by PPP loans in its portfolio. Square Capital expects to continue to retain PPP loans from the second round of the PPP in its portfolio and to continue to access funds from the PPPLF secured by such PPP loans.

As a participant in the PPP, Square Capital is exposed to new risks and uncertainties since certain processes and program requirements are still being developed, iterated upon, and have not yet been tested, which exposes us to risks related to documentation, verification, forgiveness, and servicing of such loans. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults on its PPP loan, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation and review and underwriting processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We also may become subject to litigation arising as a result of our participation in the PPP, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on Square Capital’s business and results of operations.

Separately, the CARES Act, the Consolidated Appropriations Act, 2021, and the American Rescue Plan Act provided for stimulus funds, called economic impact payments, to individuals, expanded eligibility for unemployment benefits, increased the amount of unemployment insurance benefits, and extended the period for such payments. Cash App has been facilitating the payment of such stimulus funds and unemployment benefits by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts and accepting cash-in deposits from prepaid cards issued by state governments. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. The federal stimulus programs were set up quickly and under difficult and unprecedented circumstances and the implementation of these programs at the federal, state, and local levels has been complex and difficult, causing them to be more susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of unemployment and stimulus payments may therefore expose us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss.

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

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue growth may vary between our two reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Seller segment. Our customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer, both in the seller ecosystem and the Cash App ecosystem. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the aggregate spending of our sellers’ customers. The COVID-19 pandemic caused some sellers to close or curtail operations, which negatively impacted our Seller revenue and may continue to negatively impact our Seller revenue.

The growth of our business depends in part on existing sellers and Cash App customers expanding their use of our products and services. If we are unable to encourage broader use of our services by our sellers and Cash App customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and Cash App customers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. We have experienced rapid growth in the number of monthly transacting active Cash App customers in recent periods. Growth in monthly transacting active Cash App customers and such customers’ level of engagement with our products and services are essential to our success and long-term financial performance. However, the growth rate of monthly transacting active Cash App customers has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the network effects of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to the price of bitcoin and may not correlate to customer or engagement growth rates. We have invested and will continue to invest in our business in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

While we generated net income of $213.1 million and $375.4 million for the years ended December 31, 2020 and 2019, respectively, we generated net losses of $38.5 million for the year ended December 31, 2018. During the three months ended March 31, 2021 and March 31, 2020, we generated net income of $39.0 million and a net loss of $105.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $155.2 million.

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

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, as well as developments in cryptocurrencies and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep the data safe in the event that sensitive data is stolen or viewed by unauthorized third parties.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, which includes our sellers and their customers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

•difficulties in staffing and managing foreign operations in an environment of diverse cultures, laws, and customs, challenges caused by distance, language, and cultural differences, and the increased travel, infrastructure, and legal and compliance costs associated with global operations;

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

•exchange rate risk;

•compliance with complex and potentially conflicting and changing laws of jurisdictions where we conduct business, including tax laws;

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

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems, as we did with our acquisition of a majority interest in TIDAL in April 2021. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. The identification, evaluation, and negotiation of potential transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

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

•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and data security, and our due diligence process may not identify compliance issues or other liabilities. Moreover, acquired businesses’ technology stacks may add complexity, resource constraints, and legacy technological challenges that makes it difficult and time consuming to achieve such adequate controls, processes, and procedures.

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

•there may be risks associated with undetected security weaknesses, cyberattacks, or security breaches or incidents at companies that we acquire or with which we may combine or partner;

•there may be local and foreign regulations applicable to the international activities of our business and the businesses we acquire; and

•acquisitions could result in dilutive issuances of equity securities or the incurrence of debt.

We may also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. For example, in 2019, we completed the sale of Caviar to DoorDash in exchange for cash and stock consideration. Following DoorDash’s initial public offering in December 2020, we are required to mark to market our equity holdings each quarter, which may result in fluctuations of our results of operations due to the trading price of DoorDash’s Class A common stock. Further, because we are subject to a lock-up agreement with respect to such holdings, we are restricted from selling all of our equity holdings for a period of 180 days following DoorDash's IPO, and there can be no assurances that we will fully realize the value of the stock consideration once we are able to sell. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and the Company. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

Our recent acquisition of a majority interest in TIDAL represents a new line of business for us and subjects us to new risks and uncertainties.

We recently acquired a majority interest in TIDAL which represents a new line of business for us. We will need to rely on the existing TIDAL executive team, as our current management team has less experience in the music industry. TIDAL’s business is dependent on the various rights holders. We cannot provide assurances that we or TIDAL will be able to maintain or expand arrangements with partners and other third parties on acceptable terms, if at all. Further, the music industry is highly concentrated, which means we rely on a small number of entities that may take adverse actions or take advantage of their market power to pursue arduous financial or other terms that may adversely affect us or may restrict our ability to innovate and improve our streaming service. Our streaming service also competes for listeners on the basis of the presence and visibility of our app, which is distributed via app stores operated by Apple and Google. We face significant competition for listeners from these companies, which also promote their own music and content. In addition, our competitors’ streaming products may be pre-loaded or integrated into consumer electronics products or automobiles more broadly than our streaming product, which makes such competitors more visible to consumers. If we are unable to compete successfully for listeners against other media providers, then our TIDAL business may suffer. We expect that operation of the TIDAL business will require continued investment in operating expenses, headcount, and executive time and attention, none of which will ensure that we will be successful. If we fail to successfully operate and grow our TIDAL business, we will not realize the benefits anticipated when we acquired a majority interest in the business, and any such failure could result in adverse effects on our business and financial results, including substantial impairment charges.

Square Capital is subject to additional risks relating to the availability of capital, seller payments, availability and structure of its bank partnership, expansion of its products, regulatory obligations, and general macroeconomic conditions.

Square Capital, which includes our wholly owned subsidiary Square Capital, LLC, is subject to risks in addition to those described elsewhere in this Quarterly Report on Form 10-Q. Maintaining and growing Square Capital is dependent on institutional third-party investors purchasing the eligible business loans originated by us or our bank partner. If such third parties fail to continue to purchase such business loans or reduce the amount of future loans they purchase, then our bank partner may need to reduce originations, or we would need to fund the purchase of additional business loans from our own resources. We then may have to reduce the scale of Square Capital, which could have a direct impact on our ability to grow. Additionally, Square Capital has certain customary repurchase obligations in its loan purchase and servicing agreements with such institutional third-party investors for breaches of certain eligibility representations and warranties. If third parties reduce the price they are willing to pay for these business loans or reduce the servicing fees they pay us in exchange for servicing the business loans on their behalf, then the financial performance of Square Capital would be harmed.

The business loans are generally unsecured obligations of our Square sellers who utilize Square Capital, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our Square sellers could cause some Square sellers who utilize Square Capital to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where Square Capital's recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third-party investors depend on the collectability of the business loans, if there is an increase in Square sellers who utilize Square Capital who are unable to make repayment of business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, we expect that the impact of COVID-19 on loan performance will increase risk loss for our owned loan portfolio.

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

We have partnered, on a non-exclusive basis, with a Utah-chartered, member FDIC industrial bank to originate the loans. The bank may offer products that compete with ours. The bank is subject to oversight both by the Federal Deposit Insurance Corporation (FDIC) and the State of Utah. Due to the fact that we are a service-provider to our bank partner, we are subject to audit standards for third-party vendors in accordance with FDIC guidance and examinations by the FDIC. There has been, and may continue to be, regulatory interest in and/or litigation challenging partnered lending arrangements where a bank makes loans and then sells and assigns such loans to a non-bank entity that is engaged in assisting with the origination and servicing of the loan.

We intend to continue to explore other products, models, and structures for Square Capital. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. The licenses required in connection with our lending program and other activities related to the Square Capital program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Capital in a successful manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of Square Capital may be materially and adversely affected.

Operational Risks

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our sellers and their customers. Our services also provide third-party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

Our products and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. There have been and may continue to be significant attacks on certain third-party providers, and we cannot guarantee that our or our third-party developers or vendors’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, claims and liability, proceedings and litigation, reduced revenue, or harm to our reputation or competitive position. The natural sunsetting of third-party products and operating systems that we use requires our personnel to reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited.

More generally, if our privacy, data protection, or data security measures or those of third party developers and vendors are inadequate or are breached, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investment or other assets, or other sensitive information on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to litigation, regulatory scrutiny, and investigations.

Under payment card rules and our contracts with our card processors and other counterparties, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platforms. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach or incident at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach or incident with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, all of which have occurred in the past. Similarly, security breaches or incidents such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow unauthorized access to, or disclosure of, sensitive, proprietary, or confidential information of ours or our customers, and other destructive outcomes. Moreover, security breaches or incidents or errors in our hardware or software design or manufacture could cause product safety issues typical of consumer electronics devices. Such issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

The loss or destruction of a private key required to access our bitcoin may be irreversible. If we are unable to access our private keys or if we experience a hack or other data loss relating to the bitcoins we hold on behalf of ourselves and our customers, we and our customers may be unable to access such bitcoins and it could harm customer trust in us and our products.

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins held in such digital wallet. To the extent any of our private keys are lost, destroyed, or otherwise compromised and no backup of such private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Further, we cannot provide assurance that our digital wallets used to store our and our customers’ bitcoins will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches or incidents, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoins could adversely affect our customers’ ability to access or sell their bitcoins and could harm customer trust in us and our products, require us to expend significant funds for remediation, and expose us to litigation and other potential liability. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoins or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products. As the number of customers who use our bitcoin product has increased and the value of bitcoins we hold on behalf of such customers has grown significantly, the risks and consequences of such adverse events have increased and could materially and adversely affect our business.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at Cash App customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changes due to COVID-19 and the related economic impact, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Furthermore, while we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. In a majority of these cases, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the third quarter of 2022 and the fourth quarter of 2025. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

We could be, and in the past have been, subject to penalties from payment card networks if we fail to detect that sellers are engaging in activities that are illegal, contrary to the payment card network operating rules, or considered “high risk.” We must either prevent high-risk sellers from using our products and services or register such high-risk sellers with the payment card networks and conduct additional monitoring with respect to such high-risk sellers. Any such penalties could become material and could result in termination of our ability to accept payment cards or could require changes in our process for registering new sellers. This could materially and adversely affect our business.

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

Many of the key components used to manufacture our products, such as the custom parts of our magstripe reader come from limited or single sources of supply. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles our magstripe reader and our contactless and chip reader, as well as manufactures those products’ plastic parts with custom tools that we own but that they maintain on their premises. The term of the agreement with that manufacturer automatically renews for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement extends through March 2022 and then renews for consecutive one-year periods unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider renews for successive two-year terms unless either party provides notice of non-renewal.

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

Our TIDAL services depend upon maintaining complex licenses with copyright owners, and it is difficult to estimate the amount payable under our license agreements.

Under TIDAL’s license agreements and relevant statutes, we must pay all required royalties to record labels, music publishers, and other copyright owners in order to stream, distribute, and display content. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the type of content accessed, the country in which it is accessed, the service tier such content is streamed on, the identity of the license holder to whom royalties are owed, the current size of our subscriber base, the applicability of any most favored nations provisions, and any applicable fees, waivers, and discounts, among other variables.

We also expect to implement new internal controls related to the TIDAL business in addition to the existing controls TIDAL currently maintains. If we fail to implement and maintain effective controls relating to rights holder liabilities, we may underpay/under-accrue or overpay/over-accrue the royalty amounts payable to record labels, music publishers, and other copyright owners. Underpayment could result in (i) litigation or other disputes with record labels, music publishers, and other copyright owners, (ii) the unexpected payment of additional royalties in material amounts, and (iii) damage to our business relationships with record labels, music publishers, other copyright owners, and artists and/or artist groups on which our streaming service depends. If we overpay royalties, we may be unable to reclaim such overpayments, and our revenue will suffer. Failure to accurately pay our royalties may adversely affect our business, operating results, and financial condition.

Our TIDAL business is at risk of artificial manipulation of stream counts and failure to effectively manage and remediate such fraudulent streams could have an adverse impact on TIDAL’s business, operating results, and financial condition.

TIDAL, like other digital streaming platforms, has in the past been, and continues to be, impacted by attempts to artificially manipulate stream counts. Such attempts may, for example, be designed to generate revenue for rights holders or to influence placement of content on TIDAL or industry music charts. Potentially fraudulent streaming may involve creating non-bona fide accounts for subscribers or artists or using compromised passwords to access legitimate subscriber accounts. We use a combination of algorithms and manual review by employees to detect fraudulent streaming and aim to remove fake accounts created for the above purposes and filter them out from our metrics on an ongoing basis, as well as to require account owners to reset passwords that we suspect have been compromised. However, we may not be successful in detecting, removing, and addressing all fraudulent streaming and any related accounts. If we fail to successfully detect, remove, and address fraudulent streaming and associated accounts, it may result in the manipulation of our data, including the key performance indicators, which underlie, among other things, our contractual obligations with rights holders (which could expose us to the risk of litigation), as well as harm our relationships with rights holders. In addition, once we detect, correct, and disclose fraudulent streaming and associated accounts, this may result in the removal of certain accounts and/or a reduction in account activity, which could have an adverse impact on our business, operating results, and financial condition.

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

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our work-from-home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space.

We are also monitoring developments related to the decision by the United Kingdom to leave the European Union. Brexit could have significant implications for our business and could lead to economic and legal uncertainty and increasingly divergent laws, regulations, and licensing requirements. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. For example, various levels of government and international organizations, such as the new administration in the United States, the Organization for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on future tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other taxable services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, due to the global nature of the Internet, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, digital advertising taxes, income taxes, or other taxes relating to our activities in the internet commerce and financial technology space. New or revised taxes, in particular, sales & use taxes, VAT, and similar taxes, including digital advertising taxes and digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, and certain foreign jurisdictions, have considered or adopted laws or administrative practices that attempt to impose obligations for online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants behalf and take on additional reporting and record-keeping obligations. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of March 31, 2021, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on dividends and stock repurchases. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our other outstanding indebtedness, including our 2022 Notes, 2023 Notes, 2025 Notes, 2026 Notes, and 2027 Notes (collectively, the “Notes”) and any future financing agreements that we may enter into to become immediately due and payable.

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

As of March 31, 2021, we had $4.7 million outstanding aggregate principal amount of 2022 Notes, $862.5 million aggregate principal amount of 2023 Notes, $1.0 billion outstanding aggregate principal amount of 2025 Notes, $575.0 million outstanding aggregate principal amount of 2026 Notes, and $575.0 million outstanding aggregate principal amount of 2027 Notes.

Prior to December 1, 2021, in the case of the 2022 Notes, February 15, 2023, in the case of the 2023 Notes, December 1, 2024, in the case of the 2025 Notes, February 1, 2026, in the case of the 2026 Notes, and August 1, 2027, in the case of the 2027 Notes, the applicable Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Notes, the 2023 Notes, and the 2025 Notes for the relevant period in the calendar quarter ending

March 31, 2021, the 2022 Notes, 2023 Notes, and 2025 Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2021. Whether the Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Notes of a series elect to convert such Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Notes and 2023 Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes. We currently expect to settle future conversions of the 2022 Notes and 2023 Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes.

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

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or to pay cash upon conversion (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under our credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of our other outstanding indebtedness or future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, international sanctions regimes, data privacy, data protection and data security, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

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

We are subject to audits, inspections, inquiries, and investigations from regulators on an ongoing basis. Although we have a compliance program focused on the laws, rules, and regulations applicable to our business, we may still be subject to fines or other penalties in one or more jurisdictions levied by regulators, including state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personally identifiable information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent data privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. When transferring personal data from the EU to other jurisdictions, we utilize model contracts approved by the EU Commission. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those model contracts, in addition to invalidating another method that some companies previously relied on for transferring personal data from the European Economic Area (“EEA”) to the United States, the EU-U.S. Privacy Shield. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or related developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. This could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal or regulatory challenges or developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the U.K., although the Data Protection Act and legislation referred to as the UK GDPR substantially enacts the EU GDPR into U.K. law, the U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K. and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. In addition, some countries are considering or have enacted legislation addressing matters such as requiring local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and will be modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and becomes fully effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements for the data of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. Various states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), a comprehensive privacy statute that becomes effective on January 1, 2023 and shares similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. In addition, laws and regulations directed at privacy, data protection, and data security, and those that have been applied in those areas, may be subject to evolving interpretations or applications. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. In particular, with laws and regulations such as the GDPR in the EU and the CCPA, CPRA, and CDPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving regulatory requirements, industry standards, or contractual obligations could cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

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

On March 1, 2021, Square Financial Services received its deposit insurance from the FDIC and charter approval from the Utah Department of Financial Institutions and became operational. The Federal Deposit Insurance Act requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services have initial paid in capital of not less than approximately $56 million, and at all times meet or exceed the regulatory capital levels required for Square Financial Services to be considered “well capitalized” under the FDIC’s prompt corrective action rules. The regulatory total capital and leverage ratios of Square Financial Services during the first three years of operation may not be less than the levels provided in Square Financial Services’ business plan filed with the FDIC. Thereafter, the regulatory capital ratios must be annually approved by the FDIC, and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If the FDIC were to increase Square Financial Services’ capital requirements, it could have adverse effects on us and Square Financial Services.

The FDIC’s approval is also contingent on us maintaining a Capital and Liquidity Maintenance Agreement as well as a Parent Company Agreement. The Capital and Liquidity Maintenance Agreement requires, among other things, that we maintain the leverage ratio of Square Financial Services at a minimum of 20 percent following the first three years of Square Financial Services’ operations; maintain a third-party line of credit for the benefit of Square Financial Services acceptable to the FDIC; purchase any loan from Square Financial Services at the greater of the cost basis or fair market value, if deemed necessary by the FDIC or Square Financial Services; and establish and maintain a reserve deposit of $50 million at an unaffiliated third-party bank that Square Financial Services could draw upon in the event that we fail to provide sufficient funds to maintain Square Financial Services’ capital ratios at the required levels. The Parent Company Agreement requires, among other things, that we consent to the FDIC’s examination of us and our subsidiaries; limit our representation on Square Financial Services’ board of directors to no more than 25 percent; submit a contingency plan to the FDIC that describes likely scenarios of significant financial or operational stress and, if we were unable to serve as a source of financial strength, options for the orderly wind down or sale of Square Financial Services; and engage a third party to review and provide periodic reports concerning the effectiveness of our complaint response system. Jack Dorsey, who is considered our controlling shareholder in this context, also agreed to cause us to perform under these agreements. Should we fail to comply with these obligations, we could be subject to regulatory sanctions. In addition, any failure by Square Financial Services to comply with applicable laws, rules, and regulations could also subject us and Square Financial Services to regulatory sanctions. These sanctions could adversely impact our reputation and our business, require us to expend significant funds for remediation, and expose us to litigation and other potential liability.

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

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s regulatory obligations. However, appropriately addressing Cash App Investing’s regulatory obligations is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Cash App Investing also relies on various third parties, including DriveWealth, to provide services, including managing and executing customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or Cash App Investing.

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

Assertions by third parties of infringement or other violation by TIDAL of their intellectual property rights could harm our business.

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights in connection with the TIDAL streaming service. Our ability to provide our streaming service is dependent upon our ability to license intellectual property rights to audio content, including sound recordings and videos, any musical compositions embodied therein, and any other media assets that artists and/or labels can add or provide with their tracks. Various laws and regulations govern the copyright and other intellectual property rights associated with audio and visual content, including sound recordings and musical compositions. Existing laws and regulations are evolving and subject to different interpretations, and various legislative or regulatory bodies may expand current or enact new laws or regulations. Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks by, for example, entering into license agreements and complying with the terms and conditions of statutory licenses, we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material and adverse effects on our business, operating results, and financial condition.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 62.1% of the voting power of our combined outstanding capital stock as of March 31 2021. Our executive officers and directors and their affiliates held approximately 64.3% of the voting power of our combined outstanding capital stock as of March 31, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Period	Total number of Shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 to January 31	2,315,777	(i)	$217.64	(ii)	—	—
February 1 to February 28	2,393,682	(iii)	$221.94	(ii)	—	—
March 1 to March 31	627,792	(iv)	$—		—	—
Total	5,337,251		$219.00	(ii)	—	—

(i) Represents 8,158 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 11, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net shares settled and the Company received 2,307,619 shares of the Company's Class A common stock from the counterparties in January of 2021.
(ii) Excludes the shares received through the exercise of the note hedges.
(iii) Includes 3,773 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 11, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net shares settled and the Company received 2,389,909 shares of the Company's Class A common stock from the counterparties in February of 2021.
(iv) The Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 11, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Notes. The note hedges were net shares settled and the Company received 627,792 shares of the Company's Class A common stock from the counterparties in March of 2021.
There were no unregistered sales of equity securities during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+*	Square, Inc. 2015 Equity Incentive Plan, as amended and restated.
10.2+*	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.
10.3+*	Form of Restricted Stock Award and Restricted Stock Agreement
10.4+*	Form of Stock Option Grant and Stock Option Agreement
10.5	Third Amendment to Credit Agreement, dated as of January 28, 2021, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	February 3, 2021
10.6	Paycheck Protection Program Liquidity Facility Letter of Agreement, dated as of January 29, 2021.	8-K	001-37622	10.2	February 3, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*         Filed herewith.
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

SQUARE, INC.

Date:	May 6, 2021	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)