Form 10-Q
period 2021-06-30
Square, Inc.
filed 2021-08-02
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2021, the number of shares of the registrant’s Class A common stock outstanding was 397,396,181 and the number of shares of the registrant’s Class B common stock outstanding was 62,301,770.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic, government stimulus programs in responses thereto, the timing of economic recovery and shifts in consumer behaviors on our business, customers, and employees, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, the potential exposure as a non-bank participant in the Paycheck Protection Program ("PPP") and its effect on our liquidity and financial results and the ability of our customers to comply with requirements and otherwise perform with respect to loans obtained under such program, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Seller ecosystems, our expectations regarding product launches and the launch of banking operations of Square Financial Services, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation and positions we have taken with respect to our tax classification, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,581,234	$3,158,058
Investments in short-term debt securities	1,014,903	695,112
Settlements receivable	1,155,757	1,024,895
Customer funds	2,847,477	2,037,832
Loans held for sale	807,402	462,665
Other current assets	593,462	383,067
Total current assets	11,000,235	7,761,629
Property and equipment, net	260,883	233,520
Goodwill	501,400	316,701
Acquired intangible assets, net	262,196	137,612
Investments in long-term debt securities	947,093	463,950
Operating lease right-of-use assets	461,277	456,888
Other non-current assets	382,604	499,250
Total assets	$13,815,688	$9,869,550
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$3,993,164	$3,009,051
Settlements payable	257,008	239,362
Accrued expenses and other current liabilities	515,813	360,850
Operating lease liabilities, current	57,102	52,747
PPP Liquidity Facility advances	823,683	464,094
Total current liabilities	5,646,770	4,126,104
Long-term debt	4,841,277	2,586,924
Operating lease liabilities, non-current	404,571	389,662
Other non-current liabilities	186,369	85,291
Total liabilities	11,078,987	7,187,981
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at June 30, 2021 and December 31, 2020. None issued and outstanding at June 30, 2021 and December 31, 2020.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at June 30, 2021 and December 31, 2020; 395,321,647 and 390,187,079 issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at June 30, 2021 and December 31, 2020; 62,501,770 and 65,997,697 issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	2,632,234	2,955,464
Accumulated other comprehensive income	7,838	23,328
Retained earnings (accumulated deficit)	48,780	(297,223)
Total stockholders’ equity attributable to common stockholders	2,688,852	2,681,569
Noncontrolling interests	47,849	—
Total stockholders’ equity	2,736,701	2,681,569
Total liabilities and stockholders’ equity	$13,815,688	$9,869,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Transaction-based revenue	$1,227,472	$682,572	$2,187,205	$1,440,673
Subscription and services-based revenue	685,178	346,275	1,242,859	642,510
Hardware revenue	43,726	19,322	72,514	39,997
Bitcoin revenue	2,724,296	875,456	6,235,364	1,181,554
Total net revenue	4,680,672	1,923,625	9,737,942	3,304,734
Cost of revenue:
Transaction-based costs	684,839	389,136	1,211,618	855,602
Subscription and services-based costs	123,725	51,365	214,098	93,273
Hardware costs	61,403	28,320	101,885	63,128
Bitcoin costs	2,669,641	858,041	6,105,776	1,157,467
Total cost of revenue	3,539,608	1,326,862	7,633,377	2,169,470
Gross profit	1,141,064	596,763	2,104,565	1,135,264
Operating expenses:
Product development	326,510	207,730	636,651	403,606
Sales and marketing	375,101	238,096	724,561	432,631
General and administrative	221,020	136,386	416,929	265,881
Transaction and loan losses	48,173	37,603	68,568	146,486
Bitcoin impairment losses	45,266	—	65,126	—
Total operating expenses	1,016,070	619,815	1,911,835	1,248,604
Operating income (loss)	124,994	(23,052)	192,730	(113,340)
Interest expense, net	6,464	14,769	6,717	23,975
Other (income), net	(75,788)	(25,591)	(48,260)	(19,729)
Income (loss) before income tax	194,318	(12,230)	234,273	(117,586)
Benefit for income taxes	(9,360)	(752)	(8,413)	(217)
Net income (loss)	203,678	(11,478)	242,686	(117,369)
Net income (loss) attributable to noncontrolling interests	(343)	—	(343)	—
Net income (loss) attributable to common stockholders	$204,021	$(11,478)	$243,029	$(117,369)

Net income (loss) per share attributable to common stockholders:
Basic	$0.45	$(0.03)	$0.53	$(0.27)
Diluted	$0.40	$(0.03)	$0.48	$(0.27)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	455,431	440,117	455,203	437,529
Diluted	522,578	440,117	519,713	437,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$203,678	$(11,478)	$242,686	$(117,369)
Net foreign currency translation adjustments	(916)	6,367	(11,511)	(2,021)
Net unrealized gain (loss) on marketable debt securities	(1,445)	1,431	(3,979)	4,758
Total comprehensive income (loss)	201,317	(3,680)	227,196	(114,632)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$242,686	$(117,369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,595	41,117
Non-cash interest and other	11,324	32,769
Loss on extinguishment of long-term debt	—	990
Share-based compensation	264,988	173,713
Gain on revaluation of equity investment	(47,843)	(20,999)
Bitcoin impairment losses	65,126	—
Non-cash lease expense	41,047	32,343
Transaction and loan losses	68,568	146,486
Change in deferred income taxes	(473)	(1,024)
Changes in operating assets and liabilities:
Settlements receivable	(220,975)	(339,886)
Customer funds	(757,987)	(953,387)
Purchases and originations of loans	(1,664,016)	(1,466,391)
Sales, principal payments, and forgiveness of loans	1,284,077	1,041,208
Customers payable	985,322	1,291,968
Settlements payable	17,646	83,297
Other assets and liabilities	(49,273)	(96,668)
Net cash provided by (used in) operating activities	297,812	(151,833)
Cash flows from investing activities:
Purchase of marketable debt securities	(1,482,486)	(724,862)
Proceeds from maturities of marketable debt securities	296,082	267,686
Proceeds from sale of marketable debt securities	374,760	330,626
Purchase of marketable debt securities from customer funds	(387,463)	(265,287)
Proceeds from maturities of marketable debt securities from customer funds	334,200	142,000
Proceeds from sale of marketable debt securities from customer funds	—	22,457
Purchase of property and equipment	(66,628)	(56,561)
Purchase of bitcoin investments	(170,000)	—
Purchase of other investments	(45,425)	—
Proceeds from sale of equity investments	378,225	—
Business combinations, net of cash acquired	(164,304)	(18,354)
Net cash used in investing activities	(933,039)	(302,295)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	986,241
Purchase of convertible senior note hedges	—	(149,200)
Proceeds from issuance of warrants	—	99,500
Proceeds from issuance of senior unsecured notes, net	1,971,828	—
Proceeds from PPP Liquidity Facility advances	681,542	447,764
Repayments of PPP Liquidity Facility advances	(321,953)	—
Payments for tax withholding related to vesting of restricted stock units	(292,225)	(93,654)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	72,155	78,085
Other financing activities	—	(1,924)
Net cash provided by financing activities	2,111,347	1,366,812
Effect of foreign exchange rate on cash and cash equivalents	(7,092)	(5,182)
Net increase in cash, cash equivalents, and restricted cash	1,469,028	907,502
Cash, cash equivalents, and restricted cash, beginning of period	3,201,863	1,098,706
Cash, cash equivalents, and restricted cash, end of period	$4,670,891	$2,006,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income	deficit)	interests	equity
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(502,708)	—	102,974	—	(399,734)
Net income	—	—	—	—	39,008	—	39,008
Shares issued in connection with employee stock plans	4,311,094	—	32,891	—	—	—	32,891
Change in other comprehensive loss	—	—	—	(13,129)	—	—	(13,129)
Share-based compensation	—	—	121,965	—	—	—	121,965
Tax withholding related to vesting of restricted stock units	(669,076)	—	(152,013)	—	—	—	(152,013)
Issuance of common stock in conjunction with the conversion of convertible notes	166,967	—	3,816	—	—	—	3,816
Exercise of bond hedges in conjunction with the conversion of convertible notes	(5,325,320)	—	—	—	—	—	—
Balance at March 31, 2021	454,668,441	—	2,459,415	10,199	(155,241)	—	2,314,373
Net income (loss)	—	—	—	—	204,021	(343)	203,678
Shares issued in connection with employee stock plans	2,410,350	—	39,526	—	—	—	39,526
Change in other comprehensive loss	—	—	—	(2,361)	—	—	(2,361)
Share-based compensation	—	—	150,367	—	—	—	150,367
Tax withholding related to vesting of restricted stock units	(602,961)	—	(140,212)	—	—	—	(140,212)
Issuance of common stock in conjunction with the conversion of convertible notes	1,456,748	—	113,067	—	—	—	113,067
Exercise of bond hedges in conjunction with the conversion of convertible notes	(150,299)	—	—	—	—	—	—
Issuance of common stock in connection with business combination	41,138	—	10,071	—	—	—	10,071
Noncontrolling interests in connection with business combination	—	—	$—	$—	$—	$48,192	$48,192
Balance at June 30, 2021	457,823,417	—	$2,632,234	$7,838	$48,780	$47,849	$2,736,701

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$—	$1,715,050
Net loss	—	—	—	—	(105,891)	—	(105,891)
Shares issued in connection with employee stock plans	5,222,525	—	31,406	—	—	—	31,406
Issuance of common stock in connection with business combination	357,017	—	14,999	—	—	—	14,999
Change in other comprehensive loss	—	—	—	(5,061)	—	—	(5,061)
Share-based compensation	—	—	79,562	—	—	—	79,562
Tax withholding related to vesting of restricted stock units	(722,606)	—	(48,772)	—	—	—	(48,772)
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	152,258	—	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	(149,200)	—	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	99,500	—	—	—	99,500
Issuance of common stock in conjunction with the conversion of convertible notes	1,109,980	—	24,094	—	—	—	24,094
Balance at March 31, 2020	438,763,636	—	2,427,596	(3,432)	(616,219)	—	1,807,945
Net loss	—	—	—	—	(11,478)	—	(11,478)
Shares issued in connection with employee stock plans	4,802,969	—	46,679	—	—	—	46,679
Issuance of common stock in connection with business combination	250,957	—	20,320	—	—	—	20,320
Change in other comprehensive loss	—	—	—	7,798	—	—	7,798
Share-based compensation	—	—	99,925	—	—	—	99,925
Tax withholding related to vesting of restricted stock units	(703,895)	—	(44,882)	—	—	—	(44,882)
Exercise of bond hedges in conjunction with the conversion of convertible notes	(724,316)	—	—	—	—	—	—
Balance at June 30, 2020	442,389,351	—	$2,549,638	$4,366	$(627,697)	$—	$1,926,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Square, Inc. (together with its subsidiaries, "Square" or the "Company") creates tools that empower businesses, sellers and individuals to participate in the economy. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an easy way for people to store, send, receive, spend, and invest money. On March 1, 2021, Square Financial Services, Inc. ("Square Financial Services"), a wholly-owned subsidiary of the Company, began its banking operations after its industrial loan company charter was approved by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah. On April 30, 2021, the Company completed the acquisition of a majority ownership interest in TIDAL, a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, the United Kingdom, Spain, Lithuania, and Norway.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2020 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Square and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, contingencies, valuation of the debt component of convertible senior notes, valuation of loans held for sale including loans under the Paycheck Protection Program ("PPP"), the allowance for loan loss reserves for loans held for investment, valuation of goodwill and acquired intangible assets, deferred revenue, determination of income and other taxes, operating and financing lease right-of-use assets and related liabilities, assessing the likelihood of adverse outcomes from claims and disputes, and share-based compensation.

The Company, its employees, and its customers operate in geographic locations in which its business operations and financial performance continues to be impacted by the COVID-19 pandemic. The Company continued to experience improvements in its business as the majority of U.S. markets transitioned to varying states of economic recovery and reopenings. However, the emergence of new and more transmissible variants of COVID-19 could lead to a possible resurgence of the virus, particularly in populations with low vaccination rates, and has resulted in new restrictions in certain geographies and among certain businesses. The Company will continue to monitor the carrying values of its assets or liabilities based on estimates, judgments and circumstances it is aware of and consider the effects and trends of COVID-19.

The Company's estimates of accrued transaction losses and valuation of loans held for sale are based on historical experience, adjusted for market data relevant to the current economic environment including COVID-19 trends. The Company will continue to update its estimates as developments occur and additional information is obtained. See Note 11, Other Consolidated Balance Sheet Components (Current), for further details on transaction losses and Note 5, Fair Value of Financial Instruments, for further details on amortized cost over fair value of the loans.

Concentration of Credit Risk

For the three and six months ended June 30, 2021 and June 30, 2020, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 49% and 36% of settlements receivable as of June 30, 2021. As of December 31, 2020, there were two parties that represented approximately 59% and 27% of settlements receivable. All other third-party processors were insignificant.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivable, customer funds, reverse repurchase agreements, loans held for sale, and loans held for investment. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk with reverse repurchase agreements is mitigated by the securities held as collateral and their short-term nature. The associated risk of concentration for loans held for sale and loans held for investment are partially mitigated by credit evaluations that are performed prior to facilitating the offering of and origination of loans and ongoing performance monitoring of the Company’s loan customers. The risk associated with the PPP loans is considered low due to government guarantees on those loans.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expense in the condensed consolidated statements of operations. Total advertising costs were $87.4 million and $173.3 million for the three and six months ended June 30, 2021, respectively, compared to $34.0 million and $70.1 million for the three and six months ended June 30, 2020, respectively. In addition, services, incentives, and other costs to customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses, which include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways, were $189.0 million and $372.7 million, for the three and six months ended June 30, 2021, respectively, compared to $149.9 million and $256.7 million for the three and six months ended June 30, 2020, respectively.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company early adopted the new guidance on January 1, 2021 using the modified retrospective approach and recorded a cumulative effect upon adoption of $103.0 million as a reduction to accumulated deficit and a reduction to other paid in capital of $502.7 million related to amounts attributable to conversion options that had previously been recorded in equity. Additionally, the Company recorded an increase to its convertible notes balance by an aggregate amount of $399.7 million as a result of the reversal of the separation of the convertible debt between debt and equity. The adoption of this standard also significantly decreased the amount of non-cash interest expense to be recognized in future periods as a result of eliminating the discount associated with the equity component. There was no impact to the Company’s statements of cash flows as the result of the adoption of ASU No. 2020-06.

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

Recently issued accounting pronouncements not yet adopted

    In May 2021, the FASB issued ASU No. 2021-04 (“ASU 2021-04”) “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation— Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect adoption to have a material impact on the Company’s financial statements.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue from Contracts with Customers:
Transaction-based revenue	$1,227,472	$682,572	$2,187,205	$1,440,673
Subscription and services-based revenue	631,402	328,763	1,156,467	584,646
Hardware revenue	43,726	19,322	72,514	39,997
Bitcoin revenue	2,724,296	875,456	6,235,364	1,181,554
Revenue from other sources:
Subscription and services-based revenue	53,776	17,512	86,392	57,864
Total net revenue	$4,680,672	$1,923,625	$9,737,942	$3,304,734

The deferred revenue balances were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred revenue, beginning of the period	$54,726	$47,046	$51,804	$44,331
Deferred revenue, end of the period	59,501	51,549	59,501	51,549
Deferred revenue arising from business combination	5,380	—	5,380	—
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$20,778	$16,288	$31,743	$26,483

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of June 30, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$80,250	$244	$(3)	$80,491
Corporate bonds	287,231	497	(91)	287,637
Commercial paper	153,926	1	—	153,927
Municipal securities	12,565	11	—	12,576
U.S. government securities	424,955	251	(19)	425,187
Foreign government securities	55,080	57	(52)	55,085
Total	$1,014,007	$1,061	$(165)	$1,014,903

Long-term debt securities:
U.S. agency securities	$152,423	$203	$(92)	$152,534
Corporate bonds	475,462	519	(781)	475,200
Municipal securities	16,890	18	(13)	16,895
U.S. government securities	276,984	226	(293)	276,917
Foreign government securities	25,450	101	(4)	25,547
Total	$947,209	$1,067	$(1,183)	$947,093

The Company's short-term and long-term investments as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$153,386	$782	$(164)	$154,004
Corporate bonds	76,957	256	(14)	77,199
Commercial paper	4,999	—	—	4,999
Municipal securities	10,377	57	(3)	10,431
U.S. government securities	404,194	1,244	(4)	405,434
Foreign government securities	42,988	139	(82)	43,045
Total	$692,901	$2,478	$(267)	$695,112

Long-term debt securities:
U.S. agency securities	$168,762	$519	$(3)	$169,278
Corporate bonds	174,655	1,401	(42)	176,014
Municipal securities	1,045	15	—	1,060
U.S. government securities	91,642	433	(2)	92,073
Foreign government securities	25,351	184	(10)	25,525
Total	$461,455	$2,552	$(57)	$463,950

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	June 30, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$17,296	$(3)	$—	$—	$17,296	$(3)
Corporate bonds	171,862	(82)	1,536	(9)	173,398	(91)
U.S. government securities	185,890	(19)	—	—	185,890	(19)
Foreign government securities	32,613	(52)	—	—	32,613	(52)
Total	$407,661	$(156)	$1,536	$(9)	$409,197	$(165)

Long-term debt securities:
U.S. agency securities	$91,041	$(92)	$—	$—	$91,041	$(92)
Corporate bonds	344,305	(781)	—	—	344,305	(781)
Municipal securities	12,499	(13)	—	—	12,499	(13)
U.S. government securities	245,982	(293)	—	—	245,982	(293)
Foreign government securities	13,262	(4)	—	—	13,262	(4)
Total	$707,089	$(1,183)	$—	$—	$707,089	$(1,183)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$41,711	$(162)	$2,505	$(2)	$44,216	$(164)
Corporate bonds	15,255	(14)	—	—	15,255	(14)
Municipal securities	2,566	(3)	—	—	2,566	(3)
U.S. government securities	45,970	(4)	—	—	45,970	(4)
Foreign government securities	21,341	(82)	—	—	21,341	(82)
Total	$126,843	$(265)	$2,505	$(2)	$129,348	$(267)

Long-term debt securities:
U.S. agency securities	$1,406	$(3)	$—	$—	$1,406	$(3)
Corporate bonds	28,189	(42)	—	—	28,189	(42)
U.S. government securities	8,658	(2)	—	—	8,658	(2)
Foreign government securities	10,929	(10)	—	—	10,929	(10)
Total	$49,182	$(57)	$—	$—	$49,182	$(57)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,014,007	$1,014,903
Due in one to five years	947,209	947,093
Total	$1,961,216	$1,961,996

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2021	December 31, 2020
Cash	$113,223	$145,577
Customer funds in transit	—	262,562
Cash Equivalents:
Money market funds	1,550,445	777,193
Reverse repurchase agreement (i)	654,928	246,880
U.S. agency securities	5,700	47,300
U.S. government securities	24,999	111,796
Short-term debt securities:
U.S. agency securities	80,086	113,178
U.S. government securities	418,096	333,346
Total	$2,847,477	$2,037,832

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to the short-term nature.

The Company's investments within customer funds as of June 30, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$80,092	$1	$(7)	$80,086
U.S. government securities	418,119	17	(40)	418,096
Total	$498,211	$18	$(47)	$498,182

The Company's investments within customer funds as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$113,156	$22	$—	$113,178
U.S. government securities	333,323	28	(5)	333,346
Total	$446,479	$50	$(5)	$446,524

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	June 30, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$30,091	$(7)	$—	$—	$30,091	$(7)
U.S. government securities	220,980	(40)	—	—	220,980	(40)
Total	$251,071	$(47)	$—	$—	$251,071	$(47)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$73,609	$(5)	$—	$—	$73,609	$(5)
Total	$73,609	$(5)	$—	$—	$73,609	$(5)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's investments within customer funds as of June 30, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$498,211	$498,182
Due in one to five years	—	—
Total	$498,211	$498,182

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$2,473,688	$—	$—	$1,694,736	$—	$—
U.S. agency securities	—	—	—	—	41,186	—
Commercial paper	—	56,491	—	—	—	—
Corporate bonds	—	1,409	—	—	—	—
U.S. government securities	32,999	—	—	15,000	—	—
Customer funds:
Money market funds	1,550,445	—	—	777,193	—	—
Reverse repurchase agreement	654,928	—	—	246,880	—	—
U.S. agency securities	—	85,786	—	—	160,478	—
U.S. government securities	443,095	—	—	445,142	—	—
Short-term debt securities:
U.S. agency securities	—	80,491	—	—	154,004	—
Corporate bonds	—	287,637	—	—	77,199	—
Commercial paper	—	153,927	—	—	4,999	—
Municipal securities	—	12,576	—	—	10,431	—
U.S. government securities	425,187	—	—	405,434	—	—
Foreign government securities	—	55,085	—	—	43,045	—
Long-term debt securities:
U.S. agency securities	—	152,534	—	—	169,278	—
Corporate bonds	—	475,200	—	—	176,014	—
Municipal securities	—	16,895	—	—	1,060	—
U.S. government securities	276,917	—	—	92,073	—	—
Foreign government securities	—	25,547	—	—	25,525	—
Other:
Investment in marketable equity security	—	—	—	376,258	—	—
Total	$5,857,259	$1,403,578	$—	$4,052,716	$863,219	$—

The carrying amounts of certain financial instruments, including settlements receivable, loans held for investment, accounts payable, customers payable, accrued expenses and settlements payable, approximate their fair values due to their short-term nature.

The Company estimates the fair value of its convertible senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible senior notes were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$986,069	$1,009,930	$—	$—
2026 Senior Notes	986,224	1,017,950	—	—
2027 Convertible Notes	566,540	671,157	458,496	644,000
2026 Convertible Notes	566,769	649,290	482,204	638,250
2025 Convertible Notes	988,835	2,072,100	858,332	1,912,440
2023 Convertible Notes	746,837	2,371,017	780,046	2,417,820
2022 Convertible Notes	4,681	49,857	7,846	80,731
Total	$4,845,955	$7,841,301	$2,586,924	$5,693,241

The estimated fair value and carrying value of loans held for sale is as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$807,402	$912,254	$462,665	$467,805

As of June 30, 2021, $690.7 million of the carrying value of loans held for sale was attributable to loans under the PPP. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of June 30, 2021 were immaterial. As of June 30, 2021, $336.6 million in PPP loans held for sale have been forgiven by the SBA, of which $134.9 million and $290.3 million have been forgiven in the three and six months ended June 30, 2021, respectively. The loan forgiveness resulted in the recognition of $14.9 million and $24.3 million revenue associated with the forgiveness of the PPP loans for the three and six months ended June 30, 2021, respectively. The Company approved and funded the last of its remaining PPP applications upon exhaustion of the funds in the program on May 21, 2021.

For the three and six months ended June 30, 2021, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $0.7 million and $1.6 million, respectively. For the three and six months ended June 30, 2020, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $0.5 million and $22.5 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding as of June 30, 2021, the Company considered other relevant market data in developing such estimates and assumptions, including the continuing impact of the COVID-19 pandemic. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of June 30, 2021, there were no material changes to our estimates, and the Company will continue to evaluate facts and circumstances that could impact our estimates and affect our results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2021 and 2020, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - LOANS HELD FOR INVESTMENT

In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, or until maturity or payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of June 30, 2021, the Company held $33.1 million as loans held for investment, net within other current assets on the condensed consolidated balance sheet, see Note 11, Other Consolidated Balance Sheet Components.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs.

The Company calculates an allowance for losses on the loans held for investment portfolio in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires an entity to assess impairment of its financial instruments based on the entity's current estimates of expected credit losses over the contractual term of its loans held for investment portfolio as of each balance sheet date. The Company determines the allowance for loan losses using both quantitative and qualitative methods and considers all available information relevant to assessing collectability. This includes but is not limited to: historical loss and recovery experience, recent and historical trends in delinquencies, past-due loans and charge-offs, borrower behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the sellers’ ability to make future payments. There were no charge-offs or recoveries recorded as of June 30, 2021. The allowance for loan losses as of June 30, 2021 was immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of June 30, 2021, the Company had no loans that were identified as nonperforming loans.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as early indicators of potential future credit losses.

NOTE 7 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements	$192,619	$168,125
Computer equipment	156,205	139,174
Capitalized software	139,033	119,452
Office furniture and equipment	39,531	34,890
Total	527,388	461,641
Less: Accumulated depreciation and amortization	(266,505)	(228,121)
Property and equipment, net	$260,883	$233,520

Depreciation and amortization expense on property and equipment was $19.2 million and $16.9 million for the three months ended June 30, 2021 and 2020 respectively, and $41.5 million and $32.8 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 - ACQUISITIONS

    On April 30, 2021, the Company acquired an 86.23% ownership interest in TIDAL, a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends Square’s purpose of economic empowerment to musicians. The Company has the option, but not the obligation, to acquire any portion of the remaining noncontrolling interest any time after a three year period has elapsed from the execution of the merger agreement at a price based on the fair value of TIDAL shares.
The purchase consideration was comprised of $227.2 million in cash and 41,138 shares of the Company’s Class A common stock with an aggregate fair value of $10.1 million based on the closing price of the Company’s Class A common stock on the acquisition date. The purchase consideration is subject to adjustments for the final determination of the closing working capital. Third-party acquisition-related costs were immaterial. The results of TIDAL’s operations have been included in the condensed consolidated financial statements since the closing date.
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
The table below summarizes the consideration paid for TIDAL and the preliminary assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data).The Company is in the process of completing the determination of the fair values of certain tangible and intangible assets acquired, liabilities assumed and noncontrolling interests, including reviewing third party valuations, and accordingly, the preliminary values reflected in the table are subject to change. These changes will primarily relate to the fair value assigned to intangible assets acquired, royalty liabilities assumed, and evaluation of contingencies and tax effects related to the acquisition.

Consideration:
Cash	$176,663
Deferred consideration	50,528
Stock (41,138 shares of Class A common stock)	10,071
$237,262
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $12,358)	$33,294
Intangible customer assets	69,000
Intangible technology assets	29,000
Intangible trade name	35,000
Intangible other assets	8,000
Other non-current assets	33,747
Accrued expenses and other current liabilities	(67,789)
Other non-current liabilities	(39,625)
Total identifiable net assets acquired	100,627
Noncontrolling interests	(48,192)
Goodwill	184,827
Total	$237,262

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating TIDAL solutions into the Company's technology platform and the value of the assembled workforce. An estimated amount of approximately $88.5 million of the goodwill generated from the TIDAL acquisition and approximately $111 million of the acquired intangible assets are expected to be deductible for US tax purposes based on the preliminary values. Additionally the acquisition would have resulted in the recognition of US deferred tax assets; however, the realization of such deferred tax assets depends primarily on the Company's post-acquisition ability to generate taxable income in future periods of which there is not sufficient evidence of such income as of June 30, 2021. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

Deferred consideration in the aggregate amount of $50.5 million relates to pre-acquisition contingencies, and include the portion of purchase consideration withheld, for a period of up to 4 years, as security for indemnification obligations that TIDAL has provided related to general representations and warranties, in addition to certain potential exposures. The Company recognized certain liabilities for acquired pre-existing potential exposures, and an indemnification receivable in the amount of $24.5 million has been recorded related to such exposures in accordance with the terms of the indemnification agreement. Such amounts may change depending on the outcomes associated with the exposures, including the determination of claims that would be attributed to pre-acquisition matters. The amounts have been determined in accordance with ASC 740, Income Taxes, and ASC 450, Contingencies.

In addition to the deferred consideration, an additional amount of $30.5 million in purchase consideration has been withheld related to defined post-acquisition activities. Because these amounts relate to post-acquisition activities, in accordance with ASC 805, Business Combinations, such amounts will be recognized as expenses in future periods, as incurred.

    The noncontrolling interest was recorded based on the fair value on the date of acquisition.

    The acquisition of TIDAL did not have a material impact on the Company's condensed consolidated financial statements. Accordingly, pro forma financial information has not been presented.
NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2020	$316,701
Acquisitions	184,827
Other	(128)
Balance at June 30, 2021	$501,400

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

The Company has two operating and reportable segments, which are Seller and Cash App (defined further in Note 19, Segment and Geographical Information). The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Seller	Corporate and Other	Total
Balance at December 31, 2020	$128,838	$187,863	$—	$316,701
Acquisitions	—	—	184,827	184,827
Other	(128)	—	—	(128)
Balance at June 30, 2021	$128,710	$187,863	$184,827	$501,400

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at June 30, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$148,540	$(52,652)	$95,888
Customer assets	15 years	127,422	(14,367)	113,055
Trade name	9 years	53,340	(10,534)	42,806
Other	9 years	13,720	(3,273)	10,447
Total		$343,022	$(80,826)	$262,196

	Balance at December 31, 2020
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$119,508	$(43,084)	$76,424
Customer assets	11 years	58,556	(10,796)	47,760
Trade name	6 years	18,529	(8,031)	10,498
Other	8 years	5,733	(2,803)	2,930
Total		$202,326	$(64,714)	$137,612

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acquired intangible assets, net, beginning of the period	$129,796	$81,936	$137,612	$69,079
Acquisitions	141,000	22,000	141,000	39,009
Amortization expense	(9,234)	(4,134)	(16,118)	(8,286)
Other	634	—	(298)	—
Acquired intangible assets, net, end of the period	$262,196	$99,802	$262,196	$99,802

The estimated future amortization expense of intangible assets in future periods as of June 30, 2021 is as follows (in thousands):

Remainder of 2021	$20,781
2022	39,535
2023	38,284
2024	35,306
2025	28,479
Thereafter	99,811
Total	$262,196

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	June 30, 2021	December 31, 2020
Loans held for investment, net of allowance for loan losses (i)	$33,130	$—
Inventory, net	58,786	61,129
Restricted cash	15,088	30,279
Processing costs receivable	213,014	148,606
Prepaid expenses	55,658	34,279
Accounts receivable, net	75,266	41,960
Other	142,520	66,814
Total	$593,462	$383,067
(i) In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services, Inc., and discontinued a prior arrangement with an industrial bank partner. Refer to Note 6, Loans Held for Investment for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	June 30, 2021	December 31, 2020
Accrued expenses	$169,166	$126,710
Square Payroll payable (i)	67,236	16,990
Accrued royalties	48,454	—
Accrued transaction losses (ii)	48,480	70,557
Accounts payable	55,053	47,089
Deferred revenue, current	52,389	44,908
Current portion of long-term debt	4,681	—
Other	70,354	54,596
Total	$515,813	$360,850

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accrued transaction losses, beginning of the period	$48,622	$96,661	$70,557	$34,771
Provision for transaction losses	27,784	32,770	21,042	112,073
Charge-offs to accrued transaction losses	(27,926)	(20,370)	(43,119)	(37,783)
Accrued transaction losses, end of the period	$48,480	$109,061	$48,480	$109,061

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $80.3 million and $162.4 million for the three and six months ended June 30, 2021, respectively, compared to $58.3 million and $97.0 million for the three and six months ended June 30, 2020, respectively, for such losses.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2021	December 31, 2020
Investment in non-marketable equity securities (i)	$86,971	$32,510
Investment in marketable equity security (ii)	—	376,258
Investment in bitcoin, net (iii)	154,888	50,000
Restricted cash	74,569	13,526
Other	66,176	26,956
Total	$382,604	$499,250

(i) Investment in non-marketable equity securities includes the Company's investments in equity instruments of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes. Additionally, the Company holds a non-marketable common stock warrant in a public entity. The warrant is carried at fair value, with changes in fair value being recorded within other expense (income), net on the condensed consolidated statement of operations.

(ii) In December 2020, upon completion of the initial public offering of DoorDash Inc. ("DoorDash"), the shares of preferred stock held by the Company converted into Class A common stock of DoorDash. The investment was carried at fair value, with changes in fair value being recorded within other income or expense on the condensed consolidated statement of operations. During the three and six months ended June 30, 2021, the Company recorded net gains of $73.3 million and $44.4 million, respectively, arising from the revaluation of the investment. In June 2021, the Company completed the sale of its remaining investment in DoorDash and it will have no further impact on the Company's results in future periods.

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

In the second quarter of 2021, the Company began lending a portion of its bitcoin investments to third parties. As of June 30, 2021, $6.3 million of the Company's investments in bitcoin had been loaned to third party borrowers. Bitcoin is an indefinite-lived intangible asset and under the terms of the lending arrangement it must be returned to the Company. As such, the bitcoin lent will not be derecognized and will continue to be carried at cost less impairment losses. Income generated from the lending arrangement is recorded in other expense (income), net on the condensed consolidated statements of operations.

The Company recorded impairment charges of $45.3 million and $65.1 million in the three and six months ended June 30, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of June 30, 2021, the fair value of the investment in bitcoin was $281.4 million based on observable market prices which is $126.5 million in excess of the Company's carrying value of $154.9 million.

Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2021	December 31, 2020
Statutory liabilities (i)	$125,849	$75,370
Other	60,520	9,921
Total	$186,369	$85,291

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 13 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January, 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of June 30, 2021, $500.0 million remained available for draw. The Company incurred $0.2 million and $0.4 million in unused commitment fees during the three and six months ended June 30, 2021, respectively, compared to $0.1 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of June 30, 2021, $823.7 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

Senior Unsecured Notes due in 2026 and 2031

On May 20, 2021, the Company issued an aggregate principal amount of $2.0 billion senior unsecured notes comprised of $1.0 billion of senior unsecured notes due 2026 ("2026 Senior Notes") and $1.0 billion senior unsecured notes due 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes”). The 2026 Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased, and bear interest a rate of 2.75% payable semi-annually on June 1 and December 1 of each year. The 2031 Senior Notes mature on June 1, 2031, unless earlier redeemed or repurchased, and bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. The Senior Notes are subject to optional redemption provisions. At any time prior to May 1, 2026, in the case of the 2026 Senior Notes, and March 1, 2031, in the case of the 2031 Senior Notes, the Company may redeem the applicable series in whole or part at a price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium and accrued and unpaid interest, if any, to but excluding the redemption date. The applicable premium for any note is the greater of: (1) 1.0% of the principal amount of such note, and (2) the excess, if any, of (a) the present value at the redemption date of all scheduled payments of interest plus principal on such note (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date) computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points, over (b) the principal amount of such note. At any time on or after May 1, 2026, in the case of the 2026 Senior Notes, and March 1, 2031, in the case of the 2031 Senior Notes, the Company may redeem the notes of the applicable series in whole or part at a price of 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to but excluding the redemption date. If the Company experiences a change of control triggering event (as defined in the applicable indenture governing the applicable Senior Notes), the Company must offer to repurchase each series of Senior Notes at a repurchase price equal to 101% of the principal amount of the applicable notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In the event of default, the trustee or holders of at least 25% in aggregate principal amount of the applicable series of outstanding Senior Notes under the applicable indenture may declare all of the notes of the applicable series to be due and immediately payable. If the event of default is the result of specified events of bankruptcy, insolvency or reorganization, all of the notes of the applicable series will become due without any declaration or action by the trustee or holders. If there is a default in the payment of interest, the Company shall pay the defaulted interest plus, to the extent lawful, interest payable on the defaulted interest at the rate provided in the Senior Notes.

Debt issuance costs related to the 2026 Senior Notes and 2031 Senior Notes were comprised of discounts and commissions payable to the initial purchasers of $22.5 million and third party offering costs of $5.7 million. Issuance costs are amortized to interest expense using the effective interest method at an effective interest rate of 3.06% and 3.69% for each of the respective terms of the 2026 Senior Notes and 2031 Senior Notes, respectively.

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bears a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the six months ended June 30, 2021. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the 2026 Convertible Notes and 2027 Convertible Notes, prior to the adoption of ASU No. 2020-06, the Company separated the relevant series of convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $198.0 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes and the 2027 Convertible Notes. The equity component was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") was amortized to interest expense at an effective interest rate of 3.35% and 3.66% for the 2026

Convertible Notes and 2027 Convertible Notes, respectively. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2026 Convertible Notes and 2027 Convertible Notes were comprised of discounts and commissions payable to the initial purchasers of $17.5 million and third party offering costs of $1.0 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2026 Convertible Notes and 2027 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $15.4 million and were amortized to interest expense using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense at an effective interest rate of 0.49% and 0.30% for each of the respective terms of the 2026 Convertible Notes and 2027 Convertible Notes, respectively, with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion will be accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of June 30, 2021, there has been no principal converted on either the 2026 Convertible Notes or 2027 Convertible Notes.

As of June 30, 2021, the if-converted value of the 2026 Convertible Notes and 2027 Convertible Notes did not exceed the outstanding principal amount.

Convertible Senior Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Convertible Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2025 Convertible Notes for redemption, such 2025 Convertible Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Convertible Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Convertible Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Convertible Notes were met in the first quarter of 2021.

In accounting for the issuance of the 2025 Convertible Notes, prior to the adoption of ASU No. 2020-06, the Company separated the 2025 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $154.6 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Convertible Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2025 Convertible Notes at an effective interest rate of 3.81% over the contractual terms of the 2025 Convertible Notes. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2025 Convertible Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2025 Convertible Notes were comprised of discounts and commissions payable to the initial purchasers of $14.3 million and third party offering costs of $0.9 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2025 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $12.8 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.43% for the 2025 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion will be accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of June 30, 2021, there has been no principal converted on the 2025 Convertible Notes.

As of June 30, 2021, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $1.0 billion.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Convertible Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through June 30, 2021. As of June 30, 2021, certain holders of the 2023 Convertible Notes have converted an aggregate principal amount of $113.4 million of their 2023 Convertible Notes. The Company has settled the conversions through the issuance of 1.5 million shares of the Company's Class A common stock.

In accounting for the issuance of the 2023 Convertible Notes, prior to the adoption of ASU No. 2020-06, the Company separated the 2023 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $155.3 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Convertible Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the 2023 Convertible Notes at an effective interest rate of 4.69% over the contractual terms of the 2023 Convertible Notes. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2023 Convertible Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2023 Convertible Notes comprised of discounts and commissions payable to the initial purchasers of $6.0 million and third party offering costs of $0.8 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2023 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $5.6 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.66% for the 2023 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion will be accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued.

As of June 30, 2021, the if-converted value of the 2023 Convertible Notes exceeded the outstanding principal amount by $1.6 billion.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes ("2022 Convertible Notes"). The 2022 Convertible Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Convertible Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2022 Convertible Notes) per $1,000 principal amount of 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Convertible Notes were met in the fourth quarter of 2017 and continued to be met through June 30, 2021. As of June 30, 2021, certain holders of the 2022 Convertible Notes have converted an aggregate principal amount of $435.3 million of their 2022 Convertible Notes, of which $3.8 million was converted during the six months ended June 30, 2021. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 16.3 million shares of the Company's Class A common stock. The conversions during the six months ended June 30, 2021 were settled entirely in shares of the Company's Class A common stock.

In accounting for the issuance of the 2022 Convertible Notes, prior to the adoption of ASU No. 2020-06, the Company separated the 2022 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $86.2 million and was determined by deducting the fair value of the liability component from the par value of the 2022 Convertible Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2022 Convertible Notes at an effective interest rate of 5.34% over the contractual terms of the 2022 Convertible Notes. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2022 Convertible Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2022 Convertible Notes comprised of discounts and commissions payable to the initial purchasers of $11.0 million and third party offering costs of $0.8 million. Prior to the adoption of ASU No. 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2022 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $9.4 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU No. 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.93% for the 2022 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.

Prior to the adoption of ASU No. 2020-06, the debt component associated with the 2022 Convertible Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment as the difference between the estimated fair value and the carrying value of such 2022 Convertible Notes. The equity component associated with the 2022 Convertible Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Convertible Notes. Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion was accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. There no longer is a gain or loss on extinguishment of debt recognized upon conversion, as the debt is settled in equity.

As of June 30, 2021, the if-converted value of the 2022 Convertible Notes exceeded the outstanding principal amount by $45.4 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt issuance costs	Net carrying value
June 30, 2021
2031 Senior Notes	$1,000,000	$(13,931)	$986,069
2026 Senior Notes	1,000,000	(13,776)	986,224
2027 Convertible Notes	575,000	(8,460)	566,540
2026 Convertible Notes	575,000	(8,231)	566,769
2025 Convertible Notes	1,000,000	(11,165)	988,835
2023 Convertible Notes	749,089	(2,252)	746,837
2022 Convertible Notes	4,698	(17)	4,681
Total	$4,903,787	$(57,832)	$4,845,955

As discussed above, upon the adoption of ASU No. 2020-06, the Company reversed the separation of the debt and equity components of the Convertible Notes, and accounted for the Convertible Notes wholly as debt. Additionally, the issuance costs of the Notes were accounted for as debt issuance costs in its entirety. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for further details on the impact of adoption.

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
December 31, 2020
2027 Convertible Notes	$575,000	$(109,134)	$(7,370)	$458,496
2026 Convertible Notes	575,000	(85,085)	(7,711)	482,204
2025 Convertible Notes	1,000,000	(130,335)	(11,333)	858,332
2023 Convertible Notes	862,500	(79,980)	(2,474)	780,046
2022 Convertible Notes	8,545	(629)	(70)	7,846
Total	$3,021,045	$(405,163)	$(28,958)	$2,586,924

The net carrying amount of the equity component of the Convertible Notes as of December 31, 2020 were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2020
2027 Convertible Notes	$111,000	$(1,793)	$109,207
2026 Convertible Notes	87,000	(1,405)	85,595
2025 Convertible Notes	154,600	(2,342)	152,258
2023 Convertible Notes	155,250	(1,231)	154,019
2022 Convertible Notes	1,674	(45)	1,629
Total	$509,524	$(6,816)	$502,708

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$8,497	$1,565	$10,225	$2,938
Amortization of debt issuance costs (i)	2,305	17,580	4,137	30,108
Total	$10,802	$19,145	$14,362	$33,046

    (i) Upon adoption of ASU No. 2020-06, the debt discount associated with the equity component on convertible debt outstanding was reversed which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

Prior to the adoption of ASU No. 2020-06, the effective interest rate for the 2027 Convertible Notes, 2026 Convertible Notes, 2025 Convertible Notes, 2023 Convertible Notes, and 2022 Convertible Notes was 3.66%, 3.35%, 3.81%, 4.69%, and 5.34%, respectively. After the adoption of ASU No. 2020-06, the effective interest rates for the 2027 Convertible Notes, 2026 Convertible Notes, 2025 Convertible Notes, 2023 Convertible Notes, and 2022 Convertible Notes are 0.30%, 0.49%, 0.43%, 0.66%, and 0.93%, respectively.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2027 Convertible Notes, the Company entered into convertible note hedge transactions ("2027 convertible note hedges") with certain financial institution counterparties ("2027 Convertible Notes Counterparties") whereby the Company has the option to purchase a total of approximately 1.92 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2027 convertible note hedge transactions was $104.3 million. In addition, the Company sold warrants ("2027 warrants") to the 2027 Convertible Notes Counterparties whereby the 2027 Convertible Notes Counterparties have the option to purchase a total of 1.92 million shares of the Company’s Class A common stock at a price of approximately $414.18 per share for the 2027 warrants. The Company received $68.0 million in cash proceeds from the sale of the 2027 warrants. Taken together, the purchase of the 2027 convertible note hedges and sale of the 2027 warrants are intended to reduce dilution from the conversion of the 2027 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2027 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $414.18 per share for the 2027 warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2027 convertible note hedges and 2027 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not re-measured each reporting period. The net costs incurred in connection with the 2027 convertible note hedges and 2027 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2026 Convertible Notes, the Company entered into convertible note hedge transactions ("2026 convertible note hedges") with certain financial institution counterparties ("2026 Convertible Notes Counterparties") whereby the Company has the option to purchase a total of approximately 1.92 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2026 convertible note hedges was $84.6 million. In addition, the Company sold warrants ("2026 warrants") to the 2026 Convertible Notes Counterparties whereby the 2026 Convertible Notes Counterparties have the option to purchase a total of 1.92 million shares of the Company’s Class A common stock at a price of approximately $368.16 per share for the 2026 warrants. The Company received $64.6 million in cash proceeds from the sale of the 2026 warrants. Taken together, the purchase of the 2026 convertible note hedges and sale of the 2026 warrants are intended to reduce dilution from the conversion of the 2026 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2026 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $368.16 per share for the 2026 warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2026 convertible note hedges and 2026 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2026 convertible note hedges and 2026 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2025 Convertible Notes, the Company entered into convertible note hedge transactions ("2025 convertible note hedges") with certain financial institution counterparties ("2025 Convertible Notes Counterparties") whereby the Company has the option to purchase a total of approximately 8.26 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 convertible note hedges was $149.2 million. In addition, the Company sold warrants ("2025 warrants") to the 2025 Convertible Notes Counterparties whereby the 2025 Convertible Notes Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 warrants. Taken together, the purchase of the 2025 convertible note hedges and sale of the 2025 warrants are intended to reduce dilution from the conversion of the 2025Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 convertible note hedges and 2025 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2025 convertible note hedges and 2025 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 convertible note hedges") with certain financial institution counterparties ("2018 Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedges was $172.6 million. In addition, the Company sold warrants ("2023 warrants") to the 2018 Counterparties whereby the 2018 Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 convertible note hedges and 2023 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 convertible note hedges and 2023 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 convertible note hedges, which were immaterial as of June 30, 2021

In connection with the offering of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions ("2022 convertible note hedges") with certain financial institution counterparties ("2017 Counterparties") whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants ("2022 warrants") to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately

$31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedges and 2022 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Convertible Notes discussed above. The 2022 convertible note hedges were net share settled, and as of June 30, 2021, the Company has received 14.9 million shares of the Company's Class A common stock from the 2017 Counterparties, of which 0.2 million was received in the quarter ended June 30, 2021.

NOTE 14 - INCOME TAXES
The Company recorded an income tax benefit of $9.4 million and $8.4 million for the three and six months ended June 30, 2021, respectively, compared to an income tax benefit of $0.8 million and $0.2 million for the three and six months ended June 30, 2020, respectively. The difference between income before income tax and the income tax benefit recorded for the three and six months ended June 30, 2021 is primarily due to a change in the valuation allowance in the U.S. and excess stock-based compensation tax deductions. The difference between the income tax benefit for the three and six months ended June 30, 2021 and the income tax benefit for the three and six months ended June 30, 2020 primarily relates to a change in the valuation allowance in the U.S. and an increase in excess stock-based compensation deductions.

The tax provision for the three and six months ended June 30, 2021 and June 30, 2020, is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of June 30, 2021, the Company retains a full valuation allowance on its net deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 15 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has two classes of authorized common stock outstanding; Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of June 30, 2021, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of June 30, 2021, there were 395,321,647 shares of Class A common stock and 62,501,770 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

Warrants

In conjunction with the 2022 Convertible Notes offering, the Company sold the 2022 warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share, and expire on June 1, 2022. None of the warrants were exercised as of June 30, 2021.

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share, and expire on August 15, 2023. None of the warrants were exercised as of June 30, 2021.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share, and expire on June 1, 2025. None of the warrants were exercised as of June 30, 2021.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share, and expire on August 1, 2026. None of the warrants were exercised as of June 30, 2021.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share, and expire on February 1, 2028. None of the warrants were exercised as of June 30, 2021.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2022 Convertible Notes, the Company issued 16.3 million shares of Class A common stock, of which 0.2 million shares were issued in the six months ended June 30, 2021. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 14.9 million shares of Class A common stock from the 2017 Counterparties to offset the shares issued, of which 5.5 million shares were received in the six months ended June 30, 2021.

In connection with the conversion of the 2023 Convertible Notes, the Company issued 1.5 million shares of Class A common stock as of June 30, 2021. The Company also exercised a pro-rata portion of the 2023 convertible note hedges, which were immaterial as of June 30, 2021

Stock Plans

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of June 30, 2021, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 17,690,873, and 119,444,950 shares were available for future issuance. As of June 30, 2021, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 8,124,460.

A summary of stock option activity for the six months ended June 30, 2021 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	13,630,882	$17.84	3.84	$2,723,394
Granted	183,441	253.79
Exercised	(2,941,086)	12.92
Balance at June 30, 2021	10,873,237	$23.16	4.03	$2,400,927

Options exercisable as of June 30, 2021	9,415,552	$13.51	3.32	$2,168,406

Restricted Stock Activity
Activity related to RSAs and RSUs during the six months ended June 30, 2021 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	15,622,645	$71.71
Granted	3,344,454	241.35
Vested	(3,561,075)	58.31
Forfeited	(463,928)	85.96
Unvested as of June 30, 2021	14,942,096	$112.43
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

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$112	$95	$211	$171
Product development	106,161	69,565	193,056	126,965
Sales and marketing	13,777	8,884	24,657	15,291
General and administrative	26,315	17,636	47,064	31,056
Total	$146,365	$96,180	$264,988	$173,483

The Company recorded $8.0 million and $16.8 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2021, respectively, compared to $4.1 million and $8.8 million during the three and six months ended June 30, 2020, respectively, which are included in the table above.

The Company capitalized $4.0 million and $7.4 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2021 and 2020, respectively, compared to $3.5 million and $5.8 million during the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was $1.6 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 3.02 years.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$203,678	$(11,478)	$242,686	$(117,369)
Net income (loss) attributable to noncontrolling interests	(343)	—	(343)	—
Net income (loss) attributable to common stockholders	$204,021	$(11,478)	$243,029	$(117,369)
Denominator:
Basic shares:
Weighted-average common shares outstanding	455,820	440,815	455,618	438,248
Weighted-average unvested shares	(389)	(698)	(415)	(719)
Weighted-average shares used to compute basic net income (loss) per share:	455,431	440,117	455,203	437,529
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	18,825	—	19,897	—
Convertible senior notes	23,351	—	19,585	—
Common stock warrants	24,971	—	25,028	—
Weighted-average shares used to compute diluted net income (loss) per share:	522,578	440,117	519,713	437,529
Net income (loss) per share attributable to common stockholders:
Basic	$0.45	$(0.03)	$0.53	$(0.27)
Diluted	$0.40	$(0.03)	$0.48	$(0.27)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options, restricted stock, and employee stock purchase plan	7,743	38,154	6,926	37,072
Common stock warrants	17,390	38,516	17,333	35,565
Convertible senior notes	—	27,459	3,845	24,923
Total anti-dilutive securities	25,133	104,129	28,104	97,560

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 18, Commitments and Contingencies. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total minimum lease payments over the term of approximately $42.7 million. As of June 30, 2021, the Company had recorded right-of-use assets of $21.2 million and associated lease liabilities of $33.4 million related to this lease arrangement.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
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

Other contingencies

On June 15, 2020, the Texas Comptroller informed the Company that it had completed its sales and use tax audit for the period from January 1, 2015 through April 30, 2018, and that it would issue a written tax assessment to the Company seeking $38 million, including interest and penalties for this tax audit period. To date, such a written assessment has not been received. The Comptroller indicated that it believes the services that the Company has deemed to be nontaxable should be subject to sales tax. The Company believes the Comptroller’s position is without merit and is inconsistent with Texas state law. Should the Company not prevail, the Company could be obligated to pay additional taxes together with associated penalties and interest for the audited tax period, as well as additional taxes for periods subsequent to the tax audit period, including penalties and interest, that could be material.

We are under examination, or may be subject to examination, by several tax authorities. These examinations, including the matter discussed above, may lead to proposed adjustments to our taxes or net operating losses with respect to years under examination, as well as subsequent periods. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for direct and indirect taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, on our provision for direct and indirect taxes.

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

NOTE 19 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its operating segments to reflect the manner in which the Company's CODM reviews and assesses performance. Accordingly, the Company has two reportable segments, which are Seller and Cash App. Seller and Cash App are defined as follows:

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

Information on the reportable segments revenue and segment gross profit are as follows (in thousands):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Cash App	Seller	Corporate and Other (i)	Total	Cash App	Seller	Corporate and Other (i)	Total
Revenue
Transaction-based revenue	$110,950	$1,116,522	$—	$1,227,472	$202,909	$1,984,296	$—	$2,187,205
Subscription and services-based revenue	494,945	151,240	38,993	685,178	931,534	272,332	38,993	1,242,859
Hardware revenue	—	43,726	—	43,726	—	72,514	—	72,514
Bitcoin revenue	2,724,296	—	—	2,724,296	6,235,364	—	—	6,235,364
Segment revenue	$3,330,191	$1,311,488	$38,993	$4,680,672	$7,369,807	$2,329,142	$38,993	$9,737,942
Segment gross profit	$546,053	$585,137	$9,874	$1,141,064	$1,041,538	$1,053,153	$9,874	$2,104,565

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Cash App	Seller	Corporate and Other (i)	Total	Cash App	Seller	Corporate and Other (i)	Total
Revenue
Transaction-based revenue	$53,657	$628,915	$—	$682,572	$81,476	$1,359,197	$—	$1,440,673
Subscription and services-based revenue	271,156	75,119	—	346,275	464,881	177,629	—	642,510
Hardware revenue	—	19,322	—	19,322	—	39,997	—	39,997
Bitcoin revenue	875,456	—	—	875,456	1,181,554	—	—	1,181,554
Segment revenue	$1,200,269	$723,356	$—	$1,923,625	$1,727,911	$1,576,823	$—	$3,304,734
Segment gross profit	$281,063	$315,700	$—	$596,763	$463,795	$671,469	$—	$1,135,264

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment. Comparable prior period amounts have not been disclosed as they were not material.

A reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segment gross profit	$1,141,064	$596,763	$2,104,565	$1,135,264
Less: Product development	326,510	207,730	636,651	403,606
Less: Sales and marketing	375,101	238,096	724,561	432,631
Less: General and administrative	221,020	136,386	416,929	265,881
Less: Transaction and loan losses	48,173	37,603	68,568	146,486
Less: Bitcoin impairment losses	45,266	—	65,126	—
Less: Interest expense, net	6,464	14,769	6,717	23,975
Less: Other (income), net	(75,788)	(25,591)	(48,260)	(19,729)
Income (loss) before applicable income taxes	$194,318	$(12,230)	$234,273	$(117,586)

Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
United States	$4,536,603	$1,865,985	$9,499,938	$3,179,571
International	144,069	57,640	238,004	125,163
Total net revenue	$4,680,672	$1,923,625	$9,737,942	$3,304,734

No individual country from the international markets contributed in excess of 10% of total revenue for the three and six months ended June 30, 2021 and 2020.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2021	December 31, 2020
Long-lived assets
United States	$1,394,141	$1,086,379
International	91,615	58,342
Total long-lived assets	$1,485,756	$1,144,721

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Analysis of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$4,581,234	$1,972,762
Short-term restricted cash	15,088	19,761
Long-term restricted cash	74,569	13,685
Cash, cash equivalents, and restricted cash	$4,670,891	$2,006,208

	Six Months Ended June 30,
	2021	2020
Supplemental Cash Flow Data:
Cash paid for interest	$3,945	$2,553
Cash paid for income taxes	8,009	3,156
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	36,667	304,132
Purchases of property and equipment in accounts payable and accrued expenses	17,115	8,010
Unpaid business combination purchase price	50,528	7,439
Fair value of common stock issued and issuable in future related to business combination	(10,007)	(35,318)
Fair value of common stock issued to settle the conversion of senior notes	(394,560)	(77,614)
Fair value of shares received to settle senior note hedges	1,292,705	71,062
Bitcoin lent to third party borrowers	$(6,334)	$—

NOTE 21 - SUBSEQUENT EVENTS

On August 1, 2021, the Company entered into a definitive agreement (the “Agreement”) with Afterpay Limited (“Afterpay”) to acquire Afterpay by way of a court-approved Scheme of Arrangement (the “Scheme”) for 0.375 share of the Company’s Class A common stock for each outstanding Afterpay ordinary share (the “Transaction”). The estimated aggregate consideration, excluding the value of replacement equity awards, is $28.2 billion, comprising approximately 114 million shares of Class A common stock of the Company. The aggregate consideration is based on the Company’s closing stock price of $247.26 as of July 30, 2021. At its election, Square may provide 1% of the consideration for Afterpay shares in cash.

The Transaction is subject to customary closing conditions, including, among others: (i) approval by Afterpay shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by Company shareholders of the issuance of new shares of Class A common stock of the Company in connection with the Transaction by the requisite majority, (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances, in each case, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and under relevant antitrust/competition and foreign investment legislation in the United States and other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Transaction and (v) no events having occurred that would have a material adverse effect on Afterpay or the Company.

The Company or Afterpay will be required to make a payment of AUD$385 million (approximately $283 million) in certain circumstances, including in the event that the Agreement is terminated by either party for an adverse change in recommendation by either party’s board of directors or for a material breach of the transaction by either party, (2) the Agreement is terminated by either party upon either party’s board of directors’ determination that a Competing Transaction is a Superior Proposal (in each case as defined in the Agreement) or (3) a Competing Transaction is announced before the Effective Date, and a Competing Transaction is completed within 12 months of the End Date (in each case as defined in the Agreement).

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

Our Seller ecosystem is a cohesive commerce ecosystem that helps sellers start, run and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offering, a seller can accept payments in person via swipe, dip, or tap of a card, or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Square Card is a business prepaid card that enables sellers to spend the balance they have stored with Square. Sellers can also deposit funds into their Square stored balance so they can manage all of their business expenses in one place. In addition, sellers gain access to business loans through Square Loans (formerly Square Capital) based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale or for investment. We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, and Ireland.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive peer-to-peer payments, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. In the fourth quarter of 2020, we acquired Credit Karma Tax, which added a tax filing product for individuals to Cash App's ecosystem, providing a seamless, mobile-first solution for individuals to file their taxes for free.
On April 30, 2021, we completed the acquisition of a majority ownership interest in TIDAL as detailed in Note 8, Acquisitions, of Notes to the Condensed Consolidated Financial Statements. TIDAL is a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends our purpose of economic empowerment to musicians.
On May 20, 2021, we issued an aggregate principal amount of $2.0 billion of senior unsecured notes comprised of $1.0 billion of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") with a 2.75% interest rate, and $1.0 billion of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes") with a 3.50% interest rate. The 2026 Senior Notes and 2031 Senior Notes will mature on each of its respective dates, unless earlier redeemed or repurchased. Interest on the 2026 Senior Notes and 2031 Senior Notes will be payable semi-annually on June 1 and December 1 of each year beginning on December 1, 2021. We intend to use the net proceeds from our 2026 Senior Notes and 2031 Senior Notes offerings for general corporate purposes, which may include potential acquisitions and strategic transactions, capital expenditures, investments and working capital.

On March 1, 2021, the industrial loan company charter for Square Financial Services was approved by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah and Square Financial Services began banking operations. Square Financial Services maintains capital and leverage ratios, as well as minimum liquidity levels that meet or exceed regulatory levels as defined by the FDIC to be considered "well capitalized". Square Financial Services offers banking services including certain loan and deposit products. To date, the operations of SFS have not been material but are expected to grow in the second half of 2021.

In April 2020, we were licensed to participate in the Paycheck Protection Program (“First Round PPP”) administered by the Small Business Administration (“SBA”) that was enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. In February 2021, we began participating in the second round of the PPP program ("Second Round PPP"). The PPP was intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As of June 30, 2021, we had facilitated the issuance of $1.4 billion loans in the aggregate under the program. Of the loans facilitated under the First Round PPP, we sold $399.0 million to an investor. We have not, and do not intend to sell loans originated under the Second Round PPP. As of June 30, 2021, approximately $336.6 million in the aggregate of PPP loans we facilitated had been forgiven by the SBA, of which, $290.3 million was forgiven in the second quarter of 2021. We approved and funded the last remaining PPP applications under the Second Round PPP on May 21, 2021 upon exhaustion of the funds in the program.

On June 2, 2020, we entered into the Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit in an aggregate principal amount of up to $500.0 million. The program was established by the Federal Reserve to supplement the SBA's PPP to support the economy in response to the COVID-19 crisis. The facility is intended to bolster the effectiveness of the PPP and provide liquidity to credit markets, helping to stabilize financial institutions supporting COVID-19 relief efforts. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit, collateralized by loans from the second round of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. As of June 30, 2021, $823.7 million of PPPLF advances were outstanding and collateralized by the same value of the PPP loans. Borrowings under these facilities accrue interest at a rate of 0.35% and advances must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advance will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. The advances under these facilities are also repayable if the associated PPP loans are forgiven, repaid by the customer, or settled by the government guarantee.

Update on the Impact of COVID-19 on Current Trends and Outlook

In the second quarter of 2021, we continued to experience improvements in our business as the majority of U.S. markets transitioned to varying states of economic recovery and re-openings. We saw strong performance in Seller GPV as in-person activity at sellers increased, and strong performance in our Cash App business due to increased consumer spending and inflows, as we continued to benefit from the strength of a broader macroeconomic recovery, regional re-openings, and government stimulus and relief programs enacted in response to COVID-19.

Although our business results and outlook remain positive, the emergence of new and more transmissible variants of COVID-19 could lead to a possible resurgence of the virus, particularly in populations with low vaccination rates requiring us to move back under more restrictive guidelines. The extent to which the pandemic will further impact our financial results in the future is unknown.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Transaction-based revenue	$1,227,472	$682,572	$544,900	80%	$2,187,205	$1,440,673	$746,532	52%
Subscription and services-based revenue	685,178	346,275	338,903	98%	$1,242,859	$642,510	$600,349	93%
Hardware revenue	43,726	19,322	24,404	126%	72,514	39,997	$32,517	81%
Bitcoin revenue	2,724,296	875,456	1,848,840	211%	$6,235,364	$1,181,554	$5,053,810	428%
Total net revenue	$4,680,672	$1,923,625	$2,757,047	143%	$9,737,942	$3,304,734	$6,433,208	195%
Total net revenue for the three and six months ended June 30, 2021 increased by $2.8 billion, or 143%, and $6.4 billion, or 195%, compared to the three and six months ended June 30, 2020, respectively. Bitcoin revenue increased by $1.8 billion and $5.1 billion for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively, and represented 67% and 79% of the increase in total net revenue for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, respectively. Excluding bitcoin revenue, total net revenue increased by $908.2 million, or 87%, and $1.4 billion, or 65%, in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively.
Transaction-based revenue for the three and six months ended June 30, 2021 increased by $544.9 million or 80%, and $746.5 million or 52%, compared to the three and six months ended June 30, 2020, respectively. These increases in revenue were in-line with the increase in GPV of 88% and 56% for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. The increase in transaction-based revenue was driven by the:
•improvements experienced in card-present volumes as a result of regional re-openings and resumed in-person activity at sellers in addition to continued growth in higher-priced card-not-present transactions;
•increase in consumer spending driven in part by a broader macro economic recovery, regional re-openings, as well as government disbursements related to stimulus programs enacted through the second quarter of 2021; and
•growth in Cash App Business GPV which includes Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business includes peer-to-peer transactions received by business accounts using Cash App.
These factors had varying impacts on GPV growth and may continue to impact our revenues in the future.

Subscription and services-based revenue for the three and six months ended June 30, 2021 increased by $338.9 million, or 98%, and $600.3 million, or 93%, compared to the three and six months ended June 30, 2020, respectively. These increases were primarily driven by Cash App and Seller. Cash App subscription and services-based revenue is primarily comprised of transaction fees from both Cash Card and Cash App Instant Deposit. Seller subscription and services-based revenue increased primarily due to the recovery of Square Loans, other software subscriptions, and Instant Transfer for sellers. Subscription and services-based revenue also includes revenue generated from music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware revenue for the three and six months ended June 30, 2021 increased by $24.4 million, or 126%, and $32.5 million, or 81%, compared to the three and six months ended June 30, 2020, respectively. These increases were primarily a result of an overall increase in sales of hardware across many of our product offerings primarily due to Square Register, Square Terminal, and third party peripherals.

Bitcoin revenue for the three and six months ended June 30, 2021 increased by $1.8 billion, or 211%, and $5.1 billion, or 428%, compared to the three and six months ended June 30, 2020, respectively. The increase was due to the market price of bitcoin, growth in the number of active bitcoin customers, and growth in customer demand. The amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. While bitcoin revenue contributed 58% and 64% of the total net revenue in the three and six months ended June 30, 2021, respectively, and 67% and 79% of the increase in total net revenues in the three and six months ended June 30, 2021, respectively, gross profit generated from bitcoin transactions was only 5% and 6% of the total gross profit in the three and six months ended June 30, 2021, compared to 3% and 2% of total gross profit in the three and six months ended June 30, 2020, respectively.
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Transaction-based costs	$684,839	$389,136	$295,703	76%	$1,211,618	$855,602	$356,016	42%
Subscription and services-based costs	123,725	51,365	72,360	141%	214,098	93,273	120,825	130%
Hardware costs	61,403	28,320	33,083	117%	101,885	63,128	38,757	61%
Bitcoin costs	2,669,641	858,041	1,811,600	211%	6,105,776	1,157,467	4,948,309	428%
Total cost of revenue	$3,539,608	$1,326,862	$2,212,746	167%	$7,633,377	$2,169,470	$5,463,907	252%

Total cost of revenue for the three and six months ended June 30, 2021 increased by $2.2 billion, or 167%, and $5.5 billion, or 252%, compared to the three and six months ended June 30, 2020, respectively. Bitcoin costs of revenue increased by $1.8 billion and $4.9 billion in the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, respectively, and represented 82% and 91% of the increase in the total cost of revenue in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, respectively. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $401.1 million, or 86%, and $515.6 million, or 51%, in the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, respectively.

Despite an increase in GPV of 88% and 56% for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, respectively, transaction-based costs for the three and six months ended June 30, 2021 increased by only $295.7 million, or 76%, and $356.0 million, or 42%, compared to the three and six months ended June 30, 2020, respectively, driven mainly by a higher percentage of debit card transactions and larger average transaction sizes. However, in the three months ended June 30, 2021, we noted a declining trend of the percentage of debit card transactions and average transaction sizes, which led to transaction-based costs growing faster than GPV during the period, and may impact the growth in future periods.

Subscription and services-based costs for the three and six months ended June 30, 2021 increased by $72.4 million, or 141%, and $120.8 million, or 130%, compared to the three and six months ended June 30, 2020, respectively. The increase in the three and six months ended June 30, 2021 was driven primarily by growth in Cash Card, Instant Deposit activity and costs related to music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware costs for the three and six months ended June 30, 2021 increased by $33.1 million, or 117%, and $38.8 million, or 61%, compared to the three and six months ended June 30, 2020, respectively. The increase was primarily due to the increased sales of hardware, as further discussed in hardware revenue above.

Bitcoin costs for the three and six months ended June 30, 2021 increased by $1.8 billion, or 211%, and $4.9 billion, or 428%, compared to the three and six months ended June 30, 2020, respectively. Bitcoin cost of revenue comprises of the total amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Product development	$326,510	$207,730	$118,780	57%	$636,651	$403,606	$233,045	58%
% of total net revenue	7%	11%			7%	12%
Sales and marketing	$375,101	$238,096	$137,005	58%	$724,561	$432,631	$291,930	67%
% of total net revenue	8%	12%			7%	13%
General and administrative	$221,020	$136,386	$84,634	62%	$416,929	$265,881	$151,048	57%
% of total net revenue	5%	7%			4%	8%
Transaction and loan losses	$48,173	$37,603	$10,570	28%	$68,568	$146,486	$(77,918)	(53)%
% of total net revenue	1%	2%			1%	4%
Bitcoin impairment losses	$45,266	$—	$45,266	—%	$65,126	$—	$65,126	—%
% of total net revenue	1%	—%			1%	—%
Total operating expenses	$1,016,070	$619,815	$396,255	64%	$1,846,709	$1,248,604	$598,105	48%

Product development expenses for the three and six months ended June 30, 2021 increased by $118.8 million and $233.0 million, or 57%, and 58%, respectively, compared to the three and six months ended June 30, 2020, due primarily to the following:

•an increase of $82.9 million and $157.9 million in personnel costs for the three and six months ended June 30, 2021, respectively, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $36.6 million and $66.1 million for the three and six months ended June 30, 2021, respectively; and

•an increase of $31.5 million and $66.1 million in software, data center, and crypto networks operating costs for the three and six months ended June 30, 2021, respectively, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and six months ended June 30, 2021 increased by $137.0 million or 58%, and $291.9 million or 67%, compared to the three and six months ended June 30, 2020, respectively, primarily due to the following:

•an increase in Cash App marketing costs for the three and six months ended June 30, 2021 of $68.9 million and $176.0 million, respectively. The increase in Cash App marketing costs includes a $34.2 million and $102.6 million increase in processing costs and related transaction losses primarily associated with the increased volume of activity with our Cash App peer-to-peer service and increased card issuance costs for the three and six months ended June 30, 2021, respectively. We offer services such as stock investing, and certain Cash Card and peer-to-peer services to certain Cash App customers for free. Additionally, Cash App customer acquisition costs increased by $28.7 million and $63.3 million in the three and six months ended June 30, 2021, respectively which includes advertising costs and costs associated with various incentives to customers. We consider the free peer-to-peer services and the customer incentives to be marketing initiatives aimed at attracting new customers and encouraging the usage of Cash App;
•an increase of $29.6 million and $53.2 million in advertising costs for our Seller services for the three and six months ended June 30, 2021, respectively, primarily from increased online and television marketing campaigns; and
•an increase of $19.6 million and $36.4 million in Seller and Cash App sales and marketing personnel costs for the three and six months ended June 30, 2021, respectively to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $4.9 million and $9.4 million for the three and six months ended June 30, 2021, respectively.
General and administrative expenses for the three and six months ended June 30, 2021 increased by $84.6 million or 62% and $151.0 million or 57%, compared to the three and six months ended June 30, 2020, respectively, primarily due to the following:

•an increase of $52.4 million and $90.7 million in general and administrative personnel costs for the three and six months ended June 30, 2021, respectively, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $8.7 million and $16.0 million for the three and six months ended June 30, 2021, respectively; and

•the remaining increase was primarily due to increase in software and subscription costs, third-party legal and other professional fees, and other administrative expenses.

Transaction and loan losses for the three and six months ended June 30, 2021 increased by $10.6 million or 28% and decreased by $77.9 million or 53% compared to the three and six months ended June 30, 2020, respectively, primarily due to the following:

•transaction losses for the three months ended June 30, 2021 increased by $10.3 million, while transaction losses decreased by $53.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in the three months ended June 30, 2021 was primarily due to increased transaction volumes associated with Cash Card, which was partially offset by releases in certain previously established Seller risk loss provisions related to the first quarter of 2021 due to better than expected realized transaction losses. The decrease in the six months ended June 30, 2021 was due to lower Seller risk loss provisions recorded in the first half of 2021 as businesses recovered as a result of regional re-openings and broader macro economic recovery, reducing the risk of chargebacks related to uncollectibility. Additionally, we had recorded higher risk loss provisions for our Seller business in the first half of 2020 due to the expected impact of COVID-19, that were subsequently released based on realized transaction losses.

•loan losses for the three months ended June 30, 2021 increased slightly by $0.2 million compared to the three months ended June 30, 2020. Loan losses for the six months ended June 30, 2021 decreased by $24.2 million compared to the six months ended June 30, 2020. The primary driver for the decrease in loan losses in the six months ended June 30, 2021 was due to the higher incremental provisions that were recorded during the first quarter of 2020 associated with the COVID-19 pandemic.
Bitcoin impairment losses were $45.3 million and $65.1 million in the three and six months ended June 30, 2021, respectively, due to the market price of bitcoin decreasing below the carrying value of our bitcoin investment observed during the period. As of June 30, 2021, the fair value of our investment in bitcoin was $281.4 million based on observable market prices, which is $126.5 million in excess of the carrying value of our investment of $154.9 million. Any unrealized gains on our bitcoin investment will only be recognized upon the sale of such bitcoin investment.

Interest Expense, Net, and Other Expense, Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense, net	$6,464	$14,769	$(8,305)	(56)%	$6,717	$23,975	$(17,258)	(72)%
Other (income), net	$(75,788)	$(25,591)	$(50,197)	NM	$(48,260)	$(19,729)	$(28,531)	NM

Interest expense, net, for the three and six months ended June 30, 2021 decreased by $8.3 million and $17.3 million, compared to the three and six months ended June 30, 2020, respectively. The decrease was primarily due to lower non-cash interest expense related to our convertible notes as a result of the adoption of ASU No. 2020-06 on January 1, 2021. Under ASU No. 2020-06, convertible notes will no longer be separated into a debt and equity component, thereby eliminating the discount associated with the equity component and the interest expense associated with such discount. This was offset in part by increases in cash interest expense related to the issuance of the 2031 Senior Notes and 2026 Senior Notes issued in May 2021. Refer to Note 13, Indebtedness, of Notes to the Condensed Consolidated Financial Statements for further details.

Other income, net for the three and six months ended June 30, 2021 increased by $50.2 million and $28.5 million compared to the three and six months ended June 30, 2020, respectively, primarily due to the mark to market net gain of our equity investment in DoorDash of $73.3 million and $44.4 million in the three and six months ended June 30, 2021, respectively, arising from the revaluation of this investment. In June 2021, we completed the sale of this investment in DoorDash and as a result this investment will not impact the results in future periods. These activities are offset in part by the foreign exchange gains and losses.

Segment Results

Seller Results

The following tables provide a summary of the revenue and gross profit for our Seller segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenue	$1,311,488	$723,356	$588,132	81%	$2,329,142	$1,576,823	752,319	48%
Cost of revenue	726,351	407,656	318,695	78%	1,275,989	905,354	370,635	41%
Gross profit	$585,137	$315,700	$269,437	85%	$1,053,153	$671,469	$381,684	57%

Revenue

Revenue for the Seller segment for the three and six months ended June 30, 2021 increased by $588.1 million, or 81%, and $752.3 million or 48% compared to the three and six months ended June 30, 2020, respectively. The increase was primarily due to growth in GPV attributable to improvements experienced in card-present volumes as a result of regional re-openings and resuming of in-person business at sellers in addition to continued growth in higher-priced card-not-present transactions. We also saw an increase in Seller subscription and services-based revenue in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to the recovery of facilitating loan volumes in 2021, other software subscriptions, Instant Transfer for sellers, and Square Card. Additionally, Seller subscription and services-based revenue was lower in the first half of 2020 due to the suspension of facilitating loans in the second quarter of 2020, and the refund of software subscription fees to our customers in March and April of 2020.

Cost of revenue

Cost of revenue for the Seller segment for the three and six months ended June 30, 2021 increased by $318.7 million or 78%, and $370.6 million or 41% compared to the three and six months ended June 30, 2020, despite an increase in Seller revenue of $588.1 million or 81%, and $752.3 million or 48% for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020. For the six months ended June 30, 2021, the smaller increase in Seller cost of revenues, relative to Seller revenues was primarily driven by higher percentage of debit card transactions and larger average transaction sizes. However, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, we noted a declining trend of the percentage of debit card transactions and average transaction sizes, which may impact the growth of transaction-based costs in future periods.

Cash App

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenue	$3,330,191	$1,200,269	$2,129,922	177%	$7,369,807	$1,727,911	5,641,896	327%
Cost of revenue	2,784,138	919,206	1,864,932	203%	6,328,269	1,264,116	5,064,153	401%
Gross profit	$546,053	$281,063	$264,990	94%	$1,041,538	$463,795	$577,743	125%

Revenue

Revenue for the Cash App segment for the three and six months ended June 30, 2021 increased by $2.1 billion, or 177%, and $5.6 billion or 327%, compared to the three and six months ended June 30, 2020. The primary drivers were growth in bitcoin revenue, and, to a lesser extent, Cash App Instant Deposit, Cash Card, and Cash for Business. Bitcoin revenue increased due to the market price of bitcoin, growth in the number of active bitcoin customers, and growth in customer demand. While bitcoin contributed 58% and 64% of the total net revenue and 67% and 79% of the increase in net revenues in the three and six months ended June 30, 2021, respectively, gross profit generated from bitcoin was only 5% and 6% of the total gross profit. Excluding bitcoin revenue, Cash App revenue increased by $281.1 million or 87%, and $588.1 million or 108% in the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020 due to growth in numbers of active Cash App customers, broader macroeconomic recovery, and from government stimulus and relief programs enacted in response to COVID-19. These programs provided government aid and unemployment benefits which resulted in an increase in consumer spending and inflows into our Cash App ecosystem. Cash App revenue growth may not be sustained at the same levels in future quarters and may be impacted by the enactment of further stimulus relief and benefit programs, as well as the demand and market prices for bitcoin, amongst other factors.

Cost of revenue

Cost of revenue for the Cash App segment for the three and six months ended June 30, 2021 increased by $1.9 billion, or 203%, and $5.1 billion or 401% compared to the three and six months ended June 30, 2020. The primary driver for the increase was growth in bitcoin revenue and the associated costs of such revenue, as discussed further above. Excluding bitcoin cost of revenue, Cash App cost of revenue increased by approximately $53.3 million, or 87%, and $115.8 million or 109% in the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, due to growth in Cash Card, Cash App Instant Deposit, and Cash for Business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Gross Payment Volume (GPV) (in millions)	$42,828	$22,801	$75,966	$48,544
Adjusted EBITDA (in thousands)	$359,820	$97,931	$596,069	$107,262
Adjusted Net Income Per Share:
Basic	$0.76	$0.20	$1.23	$0.18
Diluted	$0.66	$0.18	$1.08	$0.17

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers. Additionally, GPV includes Cash App activity related to Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business includes peer-to-peer transactions received by business accounts using Cash App.

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

•In connection with the issuance of our convertible senior notes (as described in Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements), prior to the adoption of ASU No. 2020-06 on January 1, 2021, we were required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. Subsequent to the adoption, we only recognize non-cash interest expense related to amortization of debt issuance costs on convertible notes and unsecured senior notes. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS, we add back cash interest expense on convertible senior notes, as if-converted at the beginning of the period, if the impact is dilutive.

•We exclude gain or loss on the disposal of property and equipment, gain or loss on revaluation of equity investments, bitcoin impairment losses, and prior to the adoption of ASU No. 2020-06 on January 1, 2021, gain or loss on debt extinguishment related to the conversion of convertible notes, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$204,021	$(11,478)	$243,029	$(117,369)
Net income (loss) attributable to noncontrolling interests	(343)	—	(343)	—
Net income (loss)	203,678	(11,478)	242,686	(117,369)
Share-based compensation expense	146,365	96,180	264,988	173,483
Depreciation and amortization	28,394	21,056	57,595	41,117
Interest expense, net	6,464	14,769	6,717	23,975
Other (income), net	(75,788)	(25,591)	(48,260)	(19,729)
Bitcoin impairment losses	45,266	—	65,126	—
Loss on disposal of property and equipment	374	1,481	989	1,699
Acquisition related and other costs	14,292	2,056	14,318	3,580
Acquired deferred revenue adjustment	195	302	447	959
Acquired deferred costs adjustment	(60)	(92)	(124)	(236)
Benefit for income taxes	(9,360)	(752)	(8,413)	(217)
Adjusted EBITDA	$359,820	$97,931	$596,069	$107,262

The following table presents a reconciliation of net income (loss) to Adjusted net income (loss) and Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$204,021	$(11,478)	$243,029	$(117,369)
Net income (loss) attributable to noncontrolling interests	(343)	—	(343)	—
Net income (loss)	203,678	(11,478)	242,686	(117,369)
Share-based compensation expense	146,365	96,180	264,988	173,483
Amortization of intangible assets	9,234	4,134	16,118	8,286
Amortization of debt issuance costs	2,305	17,580	4,137	30,108
Gain on revaluation of equity investment	(76,744)	(20,998)	(47,844)	(20,998)
Bitcoin impairment losses	45,266	—	65,126	—
Loss on extinguishment of long-term debt	—	—	—	990
Loss on disposal of property and equipment	374	1,481	989	1,699
Acquisition related and other costs	14,292	2,056	14,318	3,580
Acquired deferred revenue adjustment	195	302	447	959
Acquired deferred costs adjustment	(60)	(92)	(124)	(236)
Adjusted Net Income - basic	$344,905	$89,165	$560,841	$80,502
Cash interest expense on convertible senior notes	$1,611	$1,565	$3,339	$2,938
Adjusted Net Income - diluted	$346,516	$90,730	$564,180	$83,440

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	455,431	440,117	455,203	437,529
Diluted	522,577	500,201	523,557	495,181

Adjusted Net Income Per Share:
Basic	$0.76	$0.20	$1.23	$0.18
Diluted	$0.66	$0.18	$1.08	$0.17

To calculate the diluted Adjusted EPS we adjust the weighted-average number of shares of common stock outstanding for the dilutive effect of all potential shares of common stock.

In periods when we recorded an Adjusted Net Loss, the diluted Adjusted EPS is the same as basic Adjusted EPS because the effects of potentially dilutive items were anti-dilutive given the Adjusted Net Loss position.

Liquidity and Capital Resources

We continued to experience improvements in our business as the majority of U.S. markets transitioned to varying states of economic recovery and reopenings. Although our outlook and business results continue to be positive, the extent to which the COVID-19 pandemic will further impact our results of operations, financial condition and cash flows in the future is unknown. We continue to evaluate our investment plans and discretionary expenditures and will make adjustments accordingly.

As of June 30, 2021, we had approximately $7.1 billion in available funds, including an undrawn amount of $500.0 million available under our revolving credit facility, as described in Note 13, Indebtedness, of Notes to the Condensed Consolidated Financial Statements. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations. As of June 30, 2021, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility and Senior Notes.

Liquidity Sources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$4,581,234	$3,158,058
Short-term restricted cash	15,088	30,279
Long-term restricted cash	74,569	13,526
Cash, cash equivalents, and restricted cash	$4,670,891	$3,201,863
Investments in short-term debt securities	1,014,903	695,112
Investments in long-term debt securities	947,093	463,950
Cash, cash equivalents, restricted cash, and investments in marketable debt securities	$6,632,887	$4,360,925

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of June 30, 2021, we had $6.6 billion of cash and cash equivalents, restricted cash, and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available for sale. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible senior notes.

As of June 30, 2021, we held over $4.9 billion in aggregate principal amount of long-term debt, comprised of $4.7 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 ("2022 Convertible Notes"), $749.1 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), and $575.0 million and $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026, and November 1, 2027, respectively ("2026 Convertible Notes" and "2027 Convertible Notes," respectively). Additionally, on May 20, 2021, we issued $1.0 billion and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 and June 1, 2031, respectively ("2026 Senior Notes" and "2031 Senior Notes"). The 2022 Convertible Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Convertible Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The 2026 Convertible Notes bear no interest, whereas, the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These convertible senior notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

We purchased $50.0 million and $170.0 million in bitcoin in October 2020 and February 2021, respectively, as we believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite lived intangible asset, under the accounting policy for such assets we will be required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value prohibited if the market price of bitcoin subsequently increases. We recorded impairment charges of $45.3 million and $65.1 million in the three and six months ended June 30, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of June 30, 2021, the fair value of our investment in bitcoin was $281.4 million based on observable market prices which is $126.5 million in excess of the Company's carrying value of $154.9 million. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset.

In September 2020, we announced our intent to invest $100 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of June 30, 2021, we have invested $17.9 million in aggregate towards this initiative, of which $6.8 million and $17.5 million were invested in the three and six months ended June 30, 2021, respectively.

In June 2020, we entered into the Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit collateralized by PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. As of June 30, 2021, $823.7 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

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

Short-term restricted cash of $15.1 million as of June 30, 2021 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to agreements with third party originating banks for certain loan products. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $74.6 million as of June 30, 2021 is primarily related to a reserve deposit to satisfy the capital and liquidity requirements associated with the banking operations of SFS mandated by the FDIC, as well as cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. We have recorded these amounts as non-current assets on the condensed consolidated balance sheets as we are required to establish and maintain the reserve deposit at all times to support the ongoing liquidity obligations of SFS, and due to certain lease terms extending beyond one year.

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

Cash Flow Activities
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$297,812	$(151,833)
Net cash used in investing activities	(933,039)	(302,295)
Net cash provided by financing activities	2,111,347	1,366,812
Effect of foreign exchange rate on cash and cash equivalents	(7,092)	(5,182)
Net increase in cash, cash equivalents, and restricted cash	$1,469,028	$907,502

Cash Flows from Operating Activities

Cash provided by (used in) operating activities consisted of our net income (loss) adjusted for certain non-cash items, including gain or loss on revaluation of equity investments, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, bitcoin impairment losses, deferred income taxes, non-cash lease expense, as well as the effect of changes in operating assets and liabilities, including working capital.

For the six months ended June 30, 2021, cash provided by operating activities was $297.8 million. Net income was $242.7 million, adjusted for the add back of non-cash expenses of $460.3 million, consisting primarily of share-based compensation, transaction and loan losses, bitcoin impairment losses, depreciation and amortization, and non-cash lease expenses, which contributed positively to operating activities. This was offset by net PPP loans facilitated of $269.9 million, as well as a net outflow from changes in other assets and liabilities of $135.3 million due to timing.

For the six months ended June 30, 2020, cash used in operating activities was $151.8 million. Net loss was $117.4 million, adjusted for the add back of non-cash expenses of $405.4 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses. This was offset by net PPP loans facilitated of $465.5 million. The increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic and the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, bitcoin, and business acquisitions.
For the six months ended June 30, 2021, cash used in investing activities was $933.0 million, primarily due to the net investments of marketable securities including investments from customer funds of $864.9 million, purchases of bitcoin and other investments of $215.4 million, business acquisitions, net of cash acquired of $164.3 million, as well as the purchase of property and equipment of $66.6 million, partially offset by the proceeds from sale of equity investments of $378.2 million.

For the six months ended June 30, 2020, cash used in investing activities was $302.3 million, primarily due to the net proceeds from investments of marketable securities including investments from customer funds of $227.4 million. Additional uses of cash were as a result of the purchase of property and equipment of $56.6 million and business acquisitions, net of cash acquired of $18.4 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2021, cash provided by financing activities was $2.1 billion primarily as a result of $2.0 billion in net proceeds from the 2031 Senior Notes and 2026 Notes offerings, the proceeds, net of repayments of the PPPLF advances of $359.6 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $72.2 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $292.2 million.
For the six months ended June 30, 2020, cash provided by financing activities was $1.4 billion primarily as a result of $936.5 million in net proceeds from the 2025 Convertible Notes offering, proceeds from the PPPLF advances of $447.8 million, and proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $78.1 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $93.7 million.
Contractual Obligations and Commitments
On May 20, 2021, the Company issued an aggregate principal amount of $2.0 billion senior unsecured notes comprised of $1.0 billion of senior unsecured notes due 2026 ("2026 Senior Notes") and $1.0 billion senior unsecured notes due 2031 ("2031 Senior Notes"). The 2026 Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased, and bear interest at a rate of 2.75% payable semi-annually on June 1 and December 1. The 2031 Senior Notes mature on June 1, 2031, unless earlier redeemed or repurchased, and bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. See Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.

On January 29, 2021, we entered into a second Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement” and together with the First PPPLF Agreement, “PPPLF Agreements”) to secure additional credit in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. Borrowings under the facilities accrue interest at a rate of 0.35% and must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advances will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. Although loans originated under the PPP have a stated maturity of between two and five years from origination, some of the loans may be forgiven 24 weeks after disbursement if they meet certain specified criteria. The PPPLF advances are also repayable if the underlying PPP loan is repaid by the customer. As of June 30, 2020, $823.7 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances. See Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
With the exception of the Senior Notes and PPPLF advances, there were no material changes in our commitments under contractual obligations, except for scheduled payments from the ongoing business, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

We believe accounting policies and the assumptions and estimates associated with transaction and loan losses have the greatest potential effect on our condensed consolidated financial statements. Therefore, we consider this to be our critical accounting policy and estimate.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies have not materially changed during the six months ended June 30, 2021.

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

Equity Price Risk

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations and establish a new carrying value for the investment. As of June 30, 2021, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $87.0 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would have resulted in approximately $8.7 million increase or decrease in the value of the investment. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations.

Bitcoin Market Price Risk

The Company invested $50.0 million and $170.0 million in bitcoin in the fourth quarter of 2020 and first quarter of 2021, respectively. Bitcoin is accounted for as an indefinite lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. As of June 30, 2021, the fair value of the investment in bitcoin was $281.4 million based on observable market prices resulting in $126.5 million in unrecognized gains. The Company recorded an impairment charge of $45.3 million and $65.1 million in the three and six months ended June 30, 2021 due to fluctuations in the market price of bitcoin observed during the period. A hypothetical 10% increase or decrease in the market price of bitcoin as of June 30, 2021 would have resulted in approximately $15.5 million increase or decrease in the value of the bitcoin investment. Any decreases to the carrying value of bitcoin assets are recorded in operating expenses in the condensed consolidated statements of operations.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of June 30, 2021, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation” in Note 18, Commitments and contingencies of the accompanying notes to our condensed consolidated financial statements, which is incorporated herein by reference.

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
•additional risks of Square Banking relating to the structure of bank partnerships, and FDIC and other regulatory obligations; and
•additional risks of Square Loans related to the availability of capital, seller payments, interest rate, deposit insurance premiums, and general macroeconomic conditions.

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
•any inability to secure financing on favorable terms, or at all, or covenants in our existing credit agreement, the indentures, or future agreements;
•our ability to service our convertible notes and our senior notes; and
•counterparty risk with respect to our convertible note hedge transactions.

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
•supervision and regulation of Square Financial Services, including the Dodd-Frank Act and its related regulations;
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

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. We continue to permit employees to work remotely. As the availability of vaccines has increased and COVID-19 case rates have diminished, we have gradually begun a phased reopening of our offices. Where local health guidelines permit, vaccinated employees have been allowed to return to offices on a voluntary basis in the U.S. We continue to employ additional safety measures in our offices, including enhanced cleaning and sanitation, suspending international business travel for our employees and limiting domestic business travel, limiting external guests visiting our offices, and holding most meetings and events virtually. Local conditions may require us to move back under more restrictive guidelines, which could include mandatory remote work and additional safety measures. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition will depend on developments that remain uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

Our participation in government relief programs set up in response to the COVID-19 pandemic, such as facilitating loans to businesses under the Paycheck Protection Program or unemployment benefits and stimulus payments to individuals through Cash App, may subject us to new risks and uncertainties.

Our participation in, or facilitation of, government relief programs set up in response to the COVID-19 pandemic may expose us to new risks and uncertainties.

Square Capital is an approved participant under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. In March 2021, the PPP application deadline was extended until May 31, 2021 and additional money was allocated to fund a second round of PPP loans. The PPP was intended to provide funding for businesses so they can retain employees and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Under the PPP, Square Capital, through a bank partner (and directly with respect to the second round of PPP loans), provided small businesses two-year or five-year loans at a fixed interest rate of one percent for up to 2.5 times (or 3.5 times with respect to restaurants qualifying for a second PPP loan) the borrower’s prior-year average monthly payroll expenses, subject to certain limitations. PPP loans are eligible for forgiveness under the program, subject to numerous limitations. As of June 30, 2021, Square Capital had facilitated approximately $1.5 billion of PPP loans, excluding cancelled loans. Square Capital retained most of these PPP loans in its portfolio, but also sold 100% participation rights in certain of the first-round PPP loans to an institutional third-party investor. In addition, Square Capital has borrowed money from the Federal Reserve secured by PPP loans in its portfolio.

As a participant in the PPP, Square Capital is exposed to new risks and uncertainties since certain processes and program requirements are still being developed, iterated upon, and have not yet been tested, which exposes us to risks related to documentation, verification, forgiveness, and servicing of such loans. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults on its PPP loan, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation, review, underwriting, and servicing processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We also may become subject to litigation arising as a result of our participation in the PPP, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on Square Capital’s business and results of operations.

Separately, the CARES Act, the Consolidated Appropriations Act, 2021, and the American Rescue Plan Act provided for stimulus funds, called economic impact payments, to individuals, expanded eligibility for unemployment benefits, increased the amount of unemployment insurance benefits, and extended the period for such payments. Cash App has been facilitating the payment of such stimulus funds and unemployment benefits by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts and accepting cash-in deposits from prepaid cards issued by state governments. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. The federal stimulus programs were set up quickly and under difficult and unprecedented circumstances and the implementation of these programs at the federal, state, and local levels has been complex and difficult, causing them to be more susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of unemployment and stimulus payments exposes us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss.

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

The introduction and promotion of new products and services, as well as the promotion of existing products and services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Twitter, or Facebook. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brand more expensive or more difficult. If we are unable to market and promote our brand on third-party platforms effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire customers. Our ability to acquire new customers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

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

While we generated net income of $213.1 million and $375.4 million for the years ended December 31, 2020 and 2019, respectively, we generated net losses of $38.5 million for the year ended December 31, 2018. During the six months ended June 30, 2021 and June 30, 2020, we generated net income of $242.7 million and a net loss of $117.4 million, respectively. As of June 30, 2021, we had an accumulated deficit of $48.8 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers within our seller ecosystem, our Cash App ecosystem, and TIDAL, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

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

We may also face pricing pressures from competitors. Some competitors may offer lower prices by cross-subsidizing certain services that we also provide through other products they offer. Such competition may result in the need for us to alter our pricing and could reduce our gross profit. Also, sellers may demand more customized and favorable pricing from us, and competitive pressures may require us to agree to such pricing, reducing our gross profit. We currently negotiate pricing discounts and other incentive arrangements with certain large sellers to increase acceptance and usage of our products and services. If we continue this practice and if an increasing proportion of our sellers are large sellers, we may have to increase the discounts or incentives we provide, which could also reduce our gross profit.

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

•increased exposure to public health issues such as pandemics, and related industry and governmental actions to address these issues; and

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

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems, as we did with our acquisition of a majority interest in TIDAL in April 2021. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. For example, on August 1, 2021, we entered into an agreement to acquire Afterpay. This acquisition is subject to regulatory approvals, the approvals of both our shareholders and Afterpay’s shareholders, and other closing conditions. There can be no assurance that the Afterpay acquisition will be completed as expected, in a timely manner, or at all. If the acquisition of Afterpay is not completed, we will be subject to a number of risks without realizing the anticipated benefits of having completed the acquisition, including potentially the payment of a termination fee and other transaction expenses. Additionally, the market price of our securities could decline to the extent that the market price reflects an assumption that the acquisition of Afterpay will be completed, or to the extent that investors believe that the acquisition of Afterpay is material to our business strategy. The identification, evaluation, and negotiation of potential transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

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

•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and data security, and our due diligence process may not identify compliance issues or other liabilities. Moreover, acquired businesses’ technology stacks may add complexity, resource constraints, and legacy technological challenges that make it difficult and time consuming to achieve such adequate controls, processes, and procedures.

•we may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a business, which could result in additional financial, legal, or regulatory exposure and may subject us to additional controls, policies, procedures, liabilities, litigation, costs of compliance or remediation, or other adverse effects on our business, operating results, or financial condition;

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

Square Banking subjects us to risks related to bank partnerships and FDIC and other regulatory obligations.

We have partnered, on a non-exclusive basis, with Sutton Bank, an Ohio-chartered, Member FDIC bank, to offer FDIC-insured, business checking accounts for our sellers. The bank is subject to oversight both by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Ohio. Under the terms of our program agreement with Sutton Bank, checking accounts for our sellers are opened and maintained by Sutton Bank. We act as the service provider to, among other things, facilitate communication between our sellers and Sutton Bank. We believe our business checking account program, including applicable records maintained by us and Sutton Bank, complies with all applicable requirements for each participating seller’s deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize sellers’ claims as covered by deposit insurance in the event Sutton Bank fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that our checking account program is not covered by deposit insurance, or if Sutton Bank were to actually fail and enter receivership proceedings under the FDIA, participating sellers may withdraw their funds, which could adversely affect our brand, and our business. Due to the fact that we are a service-provider to our bank partner, we are subject to audit standards for third-party vendors in accordance with FDIC guidance and examinations by the FDIC.

Square Savings offers our sellers FDIC-insured, interest bearing savings accounts at Square Financial Services. The deposits held at Square Financial Services are insured by the FDIC up to legal limits. As a FDIC-insured institution, Square Financial Services is assessed a quarterly deposit insurance premium, calculated based on its average consolidated total assets. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay higher FDIC premiums. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability and negatively impact our business.

We intend to continue to explore other products, models, and structures for Square Banking. Some of those models or structures may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. The licenses required in connection with our lending program and other activities related to the Square Banking program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Banking in a successful manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.

Square Loans are subject to additional risks related to availability of capital, seller payments, interest rate, deposit insurance premiums, and general macroeconomic conditions.

Square Loans, previously known as Square Capital, is our commercial lending program. Square Financial Services, as the originator of the loans provided by Square Loans in the U.S., is subject to risks in addition to those described elsewhere in this Quarterly Report on Form 10-Q. Maintaining and growing our Square Loans business is dependent on institutional third-party investors purchasing the eligible business loans originated by us. If such third parties fail to continue to purchase such business loans or reduce the amount of future loans they purchase, then we may need to reduce originations, or we would need to fund the purchase of additional business loans from our own resources. We then may have to reduce the scale of Square Financial Services, which could have a direct impact on our ability to grow. Additionally, Square Financial Services has certain customary repurchase obligations in its loan purchase and servicing agreements with such institutional third-party investors for breaches of certain eligibility representations and warranties. If third parties reduce the price they are willing to pay for these business loans or reduce the servicing fees they pay us in exchange for servicing the business loans on their behalf, then the financial performance of Square Financial Services would be harmed.

The business loans provided by Square Loans are generally unsecured obligations of our Square sellers, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our Square sellers could cause some Square sellers who utilize Square Loans to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where our recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third-party investors depend on the collectability of the business loans, if there is an increase in Square sellers who utilize Square Loans who are unable to make repayment of business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, if the Square sellers who utilize Square Loans are unable to repay their loans, the risk of loss in our owned loan portfolio will increase and our business may be adversely affected.

In addition, adverse changes in macroeconomic conditions may lead to a decrease in the number of sellers eligible for Square Loans and may strain our ability to correctly identify such sellers or manage the risk of non-payment or fraud as servicer of the business loans. If we fail to correctly predict the likelihood of timely repayment or correctly price such business loans, our business may be materially and adversely affected.

Square Financial Services’ profitability depends, in part, on its net interest income. Net interest income is the difference between interest income earned on interest-bearing assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities, and the rates paid on deposits and borrowings. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as our net interest income may be adversely affected.

Operational Risks

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers. Our services also provide third-party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of cybersecurity incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity, and we cannot provide assurances that our preventative efforts will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoins held in such digital wallet. To the extent any of our private keys are lost, destroyed, or otherwise compromised and no backup of such private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Additionally, we use a third party custodian to store a portion of our bitcoins in an offline and air-gapped cold storage. Any inappropriate access or theft of bitcoins held by our custodian, or the custodian’s failure to maintain effective controls over the custody and other settlement services provided to us, could materially and adversely affect us. We cannot provide assurance that the digital wallets used to store our and our customers’ bitcoins will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches or incidents, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoins could adversely affect our customers’ ability to access or sell their bitcoins and could harm customer trust in us and our products, require us to expend significant funds for remediation, and expose us to litigation and other potential liability. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoins or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products. As the number of customers who use our bitcoin product has increased and the value of bitcoins we hold on behalf of such customers has grown significantly, the risks and consequences of such adverse events have increased and could materially and adversely affect our business.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at Cash App customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changes due to COVID-19 and the related economic impact, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, such as Square Banking, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Furthermore, while we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. In a majority of these cases, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. Our acquiring processor agreements have terms ranging from two to six years. Our three largest such agreements expire between the first quarter of 2022 and the fourth quarter of 2025. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. To the extent COVID-19 pandemic continues and results in an extended period of travel, commercial, and other similar restrictions, disruptions in our supply chain may continue and cause shortages of our hardware products, which would negatively affect our ability to serve and acquire sellers and could materially and adversely impact our financial results.

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, third-party vendor issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers of these components, such as the current global shortage of integrated circuits, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing, component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis or impact our cost of goods sold. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In fact, small businesses have been, and continue to be, disproportionately affected by the COVID-19 pandemic and the related measures taken by governments and private industry to protect the public health such as stay-at-home orders. Some businesses are experiencing reduced sales and are processing fewer payments with us, which has had a negative impact on our results of operations. If they cease to operate, they will likely stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

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

The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our work-from-home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, on June 15, 2020, the Texas Comptroller’s Office (the “Comptroller”) finalized its audit and informed us that it will be issuing an assessment for $38 million, including interest and penalties, following its sales and use tax audit for the period starting January 1, 2015 through April 30, 2018. The Comptroller alleges that services that we have deemed nontaxable are in fact subject to tax. We strongly disagree with the Comptroller’s classification of these services as taxable and believe our position is supported by state law and the Comptroller’s own policies. We plan to vigorously defend our position and pursue all available remedies, including possibly through litigation. Should we not prevail, we could be obligated to pay the additional taxes together with associated penalties and interest for the audited periods. Additional taxes, interest, and penalties for subsequent and future periods could be material as well. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, and foreign tax audits relating to income, transfer pricing, sales & use, VAT, and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

As of June 30, 2021, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, and our existing credit facility and our senior unsecured notes contain, and any future debt financing may contain, covenants that impact the operation of our business and pursuit of business opportunities.

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

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain inter-company transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes and 2031 Senior Notes were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility or our senior notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our 2026 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”), our other outstanding indebtedness, including our 2022 Convertible Notes, 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable.

If we raise additional funds through further issuances of equity or other securities convertible into equity, including convertible debt securities, our existing stockholders could suffer dilution in their percentage ownership of our company, and any such securities we issue could have rights, preferences, and privileges senior to those of holders of our Class A common stock.

Changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase our borrowing costs. If our credit ratings are downgraded or other negative action is taken, our ability to obtain additional financing in the future on favorable terms or at all could be adversely affected.

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.

As of June 30, 2021, we had $4.7 million outstanding aggregate principal amount of 2022 Convertible Notes, $749.1 million aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, and $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

Prior to December 1, 2021, in the case of the 2022 Convertible Notes, February 15, 2023, in the case of the 2023 Convertible Notes, December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Convertible Notes, the 2023 Convertible Notes, and the 2025 Convertible Notes for the relevant period in the calendar quarter ending June 30, 2021, the 2022 Convertible Notes, 2023 Convertible Notes, and 2025 Convertible Notes are convertible at the option of the holders thereof during the calendar quarter ending September 30, 2021. Whether the Convertible Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Convertible Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Convertible Notes and 2023 Convertible Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Convertible Notes. We currently expect to settle future conversions of the 2022 Convertible Notes and 2023 Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

In addition, holders of each series of Notes also have the right to require us to repurchase all or a portion of their Notes of such series upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, or at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest. If the Notes of any series have not previously been converted or repurchased, we will be required to repay such Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Notes in the event of a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses in most quarters, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to the Convertible Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or to pay cash upon conversion of our Convertible Notes (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under our credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of our other outstanding indebtedness or future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or to pay cash upon conversion of the Convertible Notes or at maturity of the Notes.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

In connection with the issuance of each series of our Convertible Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the "option counterparties." The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our Class A common stock market price and in the volatility of the market price of our Class A common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, data privacy, data protection and data security, and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau, and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. In addition, as our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Laws, regulations, and standards are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions.

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk based program in place to prevent such transactions. Despite this, due to the nature of bitcoin technology and blockchain, it may be technically infeasible to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of cryptocurrency and crypto platforms is still an evolving area, and it is possible that we could become subject to additional regulations. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, which could cause the price of our Class A common stock to decrease.

We are subject to audits, inspections, inquiries, and investigations from regulators on an ongoing basis. Although we have a compliance program focused on the laws, rules, and regulations applicable to our business, we may still be subject to inquiries, investigations, fines, or other penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent data privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. When transferring personal data from the EU to other jurisdictions, we utilize model contracts approved by the EU Commission. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those model contracts, in addition to invalidating another method that some companies previously relied on for transferring personal data from the European Economic Area (“EEA”) to the United States, the EU-U.S. Privacy Shield. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or related developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. This could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices, and this CJEU decision or other legal or regulatory challenges or developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the U.K., although the Data Protection Act and legislation referred to as the UK GDPR substantially enacts the EU GDPR into U.K. law, the U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K. and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. In addition, some countries are considering or have enacted legislation addressing matters such as requiring local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and will be modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and becomes fully effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements for the data of California residents, and provide for penalties for noncompliance of up to $7,500 per violation. It remains unclear how various provisions of the CCPA and CPRA will be interpreted and enforced. More generally, data privacy and security continues to be a rapidly evolving area, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. Various states in the U.S. have proposed or enacted laws regarding privacy and data protection that contain obligations similar to the CCPA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act (“CDPA”), and on July 7, 2021, Colorado enacted the Colorado Privacy Act. Both of these are comprehensive privacy statutes that will become effective in 2023 and share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. In addition, laws and regulations directed at privacy, data protection, and data security, and those that have been applied in those areas, may be subject to evolving interpretations or applications. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Square Financial Services is subject to extensive supervision and regulation, including the Dodd-Frank Act and its related regulations, which are subject to change and could involve material costs or affect operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted in 2010. The statute effected significant changes to U.S. financial regulations and required rulemaking by U.S. financial regulators including adding a new Section 13 to the Bank Holding Company Act known as the Volcker Rule. The Volcker Rule generally restricts certain banking entities (such as Square Financial Services) from engaging in proprietary trading activities and from having an ownership interest in or sponsoring any private equity funds or hedge funds (or certain other private issuing entities). Since the July 2019 revisions to the Volcker Rule by the implementing U.S. financial regulators, certain banking entities (such as Square Financial Services) are excluded from the Volcker Rule and certain ongoing compliance requirements based on its, and the company it is controlled by, consolidated assets being less than $10 billion. The current activities of Square Financial Services have not been and are not expected to be materially affected by the Volcker Rule. Nevertheless, we cannot predict whether, or in what form, any other proposed regulations or statutes or changes to implementing regulations will be adopted or the extent to which the business operations of Square Financial Services may be affected by any new regulation or statute. Such changes could subject our business to additional compliance burden, costs, and possibly limit the types of financial services and products we may offer.

Square Financial Services is also subject to the requirements in Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W, which regulate loans, extensions of credit, purchases of assets, and certain other transactions between an insured depository institution (such as Square Financial Services) and its affiliates. The statute and regulation require Square Financial Services to impose certain quantitative limits, collateral requirements and other restrictions on “covered transactions” between Square Financial Services and its affiliates and requires all transactions be on “market terms” and conditions consistent with safe and sound banking practices.

Our subsidiary Cash App Investing is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds by users of our Cash App through a third-party clearing and carrying broker, DriveWealth LLC

(“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore Cash App Investing is subject to regulation, examination, and supervision by the SEC, FINRA, and state securities regulators. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, bitcoin and equity investing, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 61.26% of the voting power of our combined outstanding capital stock as of June 30, 2021. Our executive officers and directors and their affiliates held approximately 63.7% of the voting power of our combined outstanding capital stock as of June 30, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

•public health crises and related measures to protect the public health;

•sales of shares of our common stock by us or our stockholders;

•issuance of shares of our Class A common stock, whether in connection with an acquisition or upon conversion of some or all of our outstanding Convertible Notes;

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

In connection with the issuance of each series of our Convertible Notes, we entered into convertible note hedge transactions with the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes. This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, we issued a total of 42,206 shares of our Class A common stock in connection with the acquisition of TIDAL, pursuant to exemptions from registration provided by Section 4(a)(2).

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 to April 30	8,523	(i)	$229.51	(ii)	—	—
May 1 to May 31	3,772	(iii)	$244.82		—	—
June 1 to June 30	150,251	(iv)	$—		—	—
Total	162,546		$234.23	(ii)	—	—

(i) Represents 8,475 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of the 2023 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2023 Convertible Notes. The note hedges were net shares settled and the Company received 48 shares of the Company's Class A common stock from the counterparties in April of 2021.
(ii) Excludes the shares received through the exercise of the note hedges.
(iii) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards.
(iv) The Company exercised a pro-rata portion of the 2022 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Convertible Notes. The note hedges were net shares settled and the Company received 150,251 shares of the Company's Class A common stock from the counterparties in June of 2021.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of May 20, 2021, by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (2.75% Senior Notes due 2026).	8-K	001-37622	4.1	May 20, 2021
4.2	Form of 2.75% Senior Note due 2026 (included in Exhibit 4.1).	8-K	001-37622	4.2	May 20, 2021
4.3	Indenture, dated as of May 20, 2021 by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (3.50% Senior Notes due 2031).	8-K	001-37622	4.3	May 20, 2021
4.4	Form of 3.50% Senior Note due 2031 (included in Exhibit 4.3).	8-K	001-37622	4.4	May 20, 2021
10.1	Purchase Agreement, dated as of May 18, 2021, between Square, Inc. and Goldman Sachs & Co. LLC, as representative of the initial purchasers listed in Schedule I thereto.	8-K	001-37622	10.1	May 20, 2021
10.2	Fourth Amendment to Credit Agreement, dated as of May 25, 2021, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	May 26, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

SQUARE, INC.

Date:	August 2, 2021	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)