Form 10-Q
period 2021-09-30
Square, Inc.
filed 2021-11-04
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2021, the number of shares of the registrant’s Class A common stock outstanding was 399,174,867 and the number of shares of the registrant’s Class B common stock outstanding was 62,100,770.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic, government stimulus programs in responses thereto, the timing of economic recovery and shifts in consumer behaviors on our business, customers, and employees, our expectations regarding our proposed acquisition of Afterpay, including expected time to close, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, the potential exposure as a non-bank participant in the Paycheck Protection Program ("PPP") and its effect on our liquidity and financial results and the ability of our customers to comply with requirements and otherwise perform with respect to loans obtained under such program, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Seller ecosystems, our expectations regarding product launches and the launch of banking operations of Square Financial Services, the expected impact of our recent acquisitions, our plans with respect to patents and other intellectual property, our expectations regarding litigation, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
SQUARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,514,609	$3,158,058
Investments in short-term debt securities	868,809	695,112
Settlements receivable	1,211,886	1,024,895
Customer funds	2,649,114	2,037,832
Loans held for sale	708,086	462,665
Other current assets	609,533	383,067
Total current assets	10,562,037	7,761,629
Property and equipment, net	275,286	233,520
Goodwill	519,548	316,701
Acquired intangible assets, net	268,692	137,612
Investments in long-term debt securities	1,451,107	463,950
Operating lease right-of-use assets	448,248	456,888
Other non-current assets	384,508	499,250
Total assets	$13,909,426	$9,869,550
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$3,858,708	$3,009,051
Settlements payable	249,802	239,362
Accrued expenses and other current liabilities	654,495	360,850
Operating lease liabilities, current	60,482	52,747
PPP Liquidity Facility advances	725,658	464,094
Total current liabilities	5,549,145	4,126,104
Long-term debt	4,737,829	2,586,924
Operating lease liabilities, non-current	390,690	389,662
Other non-current liabilities	227,048	85,291
Total liabilities	10,904,712	7,187,981
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at September 30, 2021 and December 31, 2020. None issued and outstanding at September 30, 2021 and December 31, 2020.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at September 30, 2021 and December 31, 2020; 398,878,883 and 390,187,079 issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at September 30, 2021 and December 31, 2020; 62,100,770 and 65,997,697 issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	2,918,372	2,955,464
Accumulated other comprehensive income (loss)	(7,411)	23,328
Retained earnings (accumulated deficit)	48,864	(297,223)
Total stockholders’ equity attributable to common stockholders	2,959,825	2,681,569
Noncontrolling interests	44,889	—
Total stockholders’ equity	3,004,714	2,681,569
Total liabilities and stockholders’ equity	$13,909,426	$9,869,550
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Transaction-based revenue	$1,297,040	$925,294	$3,484,245	$2,365,967
Subscription and services-based revenue	694,770	447,522	1,937,629	1,090,032
Hardware revenue	37,255	27,294	109,769	67,291
Bitcoin revenue	1,815,662	1,633,764	8,051,026	2,815,318
Total net revenue	3,844,727	3,033,874	13,582,669	6,338,608
Cost of revenue:
Transaction-based costs	754,276	524,056	1,965,894	1,379,658
Subscription and services-based costs	132,046	68,528	346,144	161,801
Hardware costs	51,150	45,220	153,035	108,348
Bitcoin costs	1,774,040	1,601,615	7,879,816	2,759,082
Total cost of revenue	2,711,512	2,239,419	10,344,889	4,408,889
Gross profit	1,133,215	794,455	3,237,780	1,929,719
Operating expenses:
Product development	366,587	227,550	1,003,238	631,156
Sales and marketing	407,850	348,463	1,132,411	781,094
General and administrative	267,476	153,902	684,405	419,783
Transaction and loan losses	62,306	15,198	130,874	161,684
Bitcoin impairment losses	6,000	—	71,126	—
Total operating expenses	1,110,219	745,113	3,022,054	1,993,717
Operating income (loss)	22,996	49,342	215,726	(63,998)
Interest expense, net	13,409	14,980	20,126	38,955
Other expense (income), net	12,011	(784)	(36,249)	(20,513)
Income (loss) before income tax	(2,424)	35,146	231,849	(82,440)
Provision (benefit) for income taxes	452	(1,369)	(7,961)	(1,586)
Net income (loss)	(2,876)	36,515	239,810	(80,854)
Net income (loss) attributable to noncontrolling interests	(2,960)	—	(3,303)	—
Net income (loss) attributable to common stockholders	$84	$36,515	$243,113	$(80,854)

Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.08	$0.53	$(0.18)
Diluted	$0.00	$0.07	$0.48	$(0.18)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	460,654	444,458	457,039	439,855
Diluted	504,120	488,069	520,204	439,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(2,876)	$36,515	$239,810	$(80,854)
Net foreign currency translation adjustments	(14,145)	9,111	(25,656)	7,090
Net unrealized gain (loss) on marketable debt securities	(1,104)	(1,567)	(5,083)	3,191
Total comprehensive income (loss)	$(18,125)	$44,059	$209,071	$(70,573)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$239,810	$(80,854)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,707	61,741
Non-cash interest and other	20,368	52,384
Loss on extinguishment of long-term debt	—	2,393
Share-based compensation	429,999	284,129
Gain on revaluation of equity investment	(41,007)	(20,999)
Bitcoin impairment losses	71,126	—
Non-cash lease expense	61,978	50,782
Transaction and loan losses	130,874	161,684
Change in deferred income taxes	(5,224)	(3,375)
Changes in operating assets and liabilities:
Settlements receivable	(337,893)	(340,010)
Customer funds	(591,982)	(885,259)
Purchases and originations of loans	(2,285,306)	(1,620,057)
Sales, principal payments, and forgiveness of loans	1,952,142	1,226,994
Customers payable	846,906	1,445,608
Settlements payable	10,440	54,871
Other assets and liabilities	74,838	(129,155)
Net cash provided by operating activities	672,776	260,877
Cash flows from investing activities:
Purchase of marketable debt securities	(2,343,446)	(966,278)
Proceeds from maturities of marketable debt securities	609,377	404,931
Proceeds from sale of marketable debt securities	558,724	432,162
Purchase of marketable debt securities from customer funds	(488,851)	(552,411)
Proceeds from maturities of marketable debt securities from customer funds	456,481	237,000
Proceeds from sale of marketable debt securities from customer funds	10,000	28,457
Purchase of property and equipment	(98,028)	(86,353)
Purchase of bitcoin investments	(170,000)	—
Purchase of other investments	(47,550)	—
Proceeds from sale of equity investments	420,644	—
Business combinations, net of cash acquired	(163,970)	(29,221)
Net cash used in investing activities	(1,256,619)	(531,713)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	986,241
Purchase of convertible senior note hedges	—	(149,200)
Proceeds from issuance of warrants	—	99,500
Proceeds from issuance of senior unsecured notes, net	1,971,828	—
Proceeds from PPP Liquidity Facility advances	681,542	473,496
Repayments of PPP Liquidity Facility advances	(419,978)	—
Payments for tax withholding related to vesting of restricted stock units	(312,406)	(182,607)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	84,866	106,600
Other financing activities	(7,112)	(2,606)
Net cash provided by financing activities	1,998,740	1,331,424
Effect of foreign exchange rate on cash and cash equivalents	(14,311)	772
Net increase in cash, cash equivalents, and restricted cash	1,400,586	1,061,360
Cash, cash equivalents, and restricted cash, beginning of period	3,201,863	1,098,706
Cash, cash equivalents, and restricted cash, end of period	$4,602,449	$2,160,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQUARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Retained earnings (Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income	deficit)	interests	equity
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(502,708)	—	102,974	—	(399,734)
Net income	—	—	—	—	39,008	—	39,008
Shares issued in connection with employee stock plans	4,311,094	—	32,891	—	—	—	32,891
Change in other comprehensive loss	—	—	—	(13,129)	—	—	(13,129)
Share-based compensation	—	—	121,965	—	—	—	121,965
Tax withholding related to vesting of restricted stock units	(669,076)	—	(152,013)	—	—	—	(152,013)
Issuance of common stock in conjunction with the conversion of convertible notes	166,967	—	3,816	—	—	—	3,816
Exercise of bond hedges in conjunction with the conversion of convertible notes	(5,325,320)	—	—	—	—	—	—
Balance at March 31, 2021	454,668,441	$—	$2,459,415	$10,199	$(155,241)	$—	$2,314,373
Net income	—	—	—	—	204,021	(343)	203,678
Shares issued in connection with employee stock plans	2,410,350	—	39,526	—	—	—	39,526
Change in other comprehensive loss	—	—	—	(2,361)	—	—	(2,361)
Share-based compensation	—	—	150,367	—	—	—	150,367
Tax withholding related to vesting of restricted stock units	(602,961)	—	(140,212)	—	—	—	(140,212)
Issuance of common stock in conjunction with the conversion of convertible notes	1,456,748	—	113,067	—	—	—	113,067
Exercise of bond hedges in conjunction with the conversion of convertible notes	(150,299)	—	—	—	—	—	—
Issuance of common stock in connection with business combination	41,138	—	10,071	—	—	—	10,071
Noncontrolling interests in connection with business combination	—	—	—	—	—	48,192	48,192
Balance at June 30, 2021	457,823,417	—	$2,632,234	$7,838	$48,780	$47,849	$2,736,701
Net loss	—	—	—	—	84	(2,960)	(2,876)
Shares issued in connection with employee stock plans	3,065,151		12,711	—	—	—	12,711
Issuance of common stock in connection with business combination	77,305		18,664	—	—	—	18,664

Change in other comprehensive loss	—		—	(15,249)	—	—	(15,249)
Share-based compensation	—		168,585	—	—	—	168,585
Tax withholding related to vesting of restricted stock units	(82,374)		(20,181)	—	—	—	(20,181)
Issuance of common stock in conjunction with the conversion of convertible notes	1,371,519		106,359	—	—	—	106,359
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,275,365)	—	—	—	—	—	—
Balance at September 30, 2021	460,979,653	—	$2,918,372	$(7,411)	$48,864	$44,889	$3,004,714

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$—	$1,715,050
Net loss	—	—	—	—	(105,891)	—	(105,891)
Shares issued in connection with employee stock plans	5,222,525	—	31,406	—	—	—	31,406
Issuance of common stock in connection with business combination	357,017	—	14,999	—	—	—	14,999
Change in other comprehensive loss	—	—	—	(5,061)	—	—	(5,061)
Share-based compensation	—	—	79,562	—	—	—	79,562
Tax withholding related to vesting of restricted stock units	(722,606)	—	(48,772)	—	—	—	(48,772)
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	152,258	—	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	(149,200)	—	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	99,500	—	—	—	99,500
Issuance of common stock in conjunction with the conversion of convertible notes	1,109,980	—	24,094	—	—	—	24,094
Balance at March 31, 2020	438,763,636	$—	$2,427,596	$(3,432)	$(616,219)	$—	$1,807,945
Net loss	—	—	—	—	(11,478)	—	(11,478)
Shares issued in connection with employee stock plans	4,802,969	—	46,679	—	—	—	46,679
Issuance of common stock in connection with business combination	250,957	—	20,320	—	—	—	20,320
Change in other comprehensive loss	—	—	—	7,798	—	—	7,798
Share-based compensation	—	—	99,925	—	—	—	99,925
Tax withholding related to vesting of restricted stock units	(703,895)	—	(44,882)	—	—	—	(44,882)

Exercise of bond hedges in conjunction with the conversion of convertible notes	(724,316)	—	—	—	—	—	—
Balance at June 30, 2020	442,389,351	$—	$2,549,638	$4,366	$(627,697)	$—	$1,926,307
Net income	—	—	—	—	36,515	—	36,515
Shares issued in connection with employee stock plans	4,246,489	—	28,514	—	—	—	28,514
Change in other comprehensive loss	—	—	—	7,544	—	—	7,544
Share-based compensation	—	—	114,172	—	—	—	114,172
Tax withholding related to vesting of restricted stock units	(694,266)	—	(88,953)	—	—	—	(88,953)
Issuance of common stock in conjunction with the conversion of convertible notes	1,753,623	—	38,736	—	—	—	38,736
Balance at September 30, 2020	447,695,197	$—	$2,642,107	$11,910	$(591,182)	$—	$2,062,835

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

On March 1, 2021, Square Financial Services, Inc. ("Square Financial Services"), a wholly-owned subsidiary of the Company, began its banking operations after its industrial loan company charter was approved by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah. On April 30, 2021, the Company completed the acquisition of a majority ownership interest in TIDAL, a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. In the second quarter of 2021, Square launched TBD, a bitcoin-focused business established to build an open developer platform with the goal of making it easy to create non-custodial, permissionless, and decentralized financial services.

Square was founded in 2009 and is headquartered in San Francisco, with offices in the United States, Canada, Japan, Australia, Ireland, the United Kingdom, Spain, Lithuania, and Norway.

Proposed acquisition of Afterpay Limited
On August 1, 2021, the Company entered into a definitive agreement with Afterpay Limited (“Afterpay”) to acquire Afterpay by way of a court-approved Scheme of Arrangement. See Note 8, Acquisitions for further details.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Square and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other future annual or interim period.

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

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, accrued transaction losses, contingencies, valuation of the debt component of convertible senior notes, valuation of loans held for sale including loans under the Paycheck Protection Program ("PPP"), the allowance for loan loss reserves for loans held for investment, valuation of goodwill and acquired intangible assets, the determination of pre-acquisition contingencies associated with business combinations, accrued royalties, deferred revenue, determination of income and other taxes, operating and financing lease right-of-use assets and related liabilities, assessing the likelihood of adverse outcomes from claims and disputes, and share-based compensation.

The Company continues to be impacted by the COVID-19 pandemic. The Company continued to experience improvements in its business as the majority of U.S. markets transitioned to varying states of economic recovery and reopenings. However, the emergence of new and more transmissible variants of COVID-19 could lead to a possible resurgence of the virus, particularly in populations with low vaccination rates, and has resulted in new restrictions in certain geographies and among certain businesses. The Company will continue to monitor the carrying values of its assets and liabilities based on estimates, judgments and circumstances it is aware of and consider the effects and trends of COVID-19.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2021 and September 30, 2020, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 50% and 34% of settlements receivable as of September 30, 2021. As of December 31, 2020, there were two parties that represented approximately 59% and 27% of settlements receivable. All other third-party processors were insignificant.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expense in the condensed consolidated statements of operations. Total advertising costs were $123.1 million and $296.4 million for the three and nine months ended September 30, 2021, respectively, compared to $75.7 million and $145.8 million for the three and nine months ended September 30, 2020, respectively.

In addition, services, incentives, and other costs to customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses, which include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, promotional giveaways, and certain Cash App crypto network operating costs were $183.2 million and $555.9 million, for the three and nine months ended September 30, 2021, respectively, compared to $208.4 million and $465.1 million for the three and nine months ended September 30, 2020, respectively.

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

Recently issued accounting pronouncements not yet adopted

    In July 2021, the FASB issued ASU No. 2021-05 ("ASU 2021-05") "Lease (Topic 842): Lessors - Certain Leases with Variable Lease Payments" which amends the lease classification requirements for lessors with certain leases containing variable payments. A lessor should classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect the adoption to have a material impact on the Company’s financial statements.

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

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue from Contracts with Customers:
Transaction-based revenue	$1,297,040	$925,294	$3,484,245	$2,365,967
Subscription and services-based revenue	636,841	430,010	1,793,308	1,032,168
Hardware revenue	37,255	27,294	109,769	67,291
Bitcoin revenue	1,815,662	1,633,764	8,051,026	2,815,318
Revenue from other sources:
Subscription and services-based revenue	57,929	17,512	144,321	57,864
Total net revenue	$3,844,727	$3,033,874	$13,582,669	$6,338,608

The deferred revenue balances were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred revenue, beginning of the period	$59,501	$51,549	$51,804	$44,331
Deferred revenue, end of the period	58,684	53,166	58,684	53,166
Deferred revenue arising from business combination	1,068	800	6,448	800
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period	$25,867	$17,560	$40,293	$33,885

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of September 30, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$93,867	$227	$(6)	$94,088
Corporate bonds	290,231	369	(77)	290,523
Commercial paper	141,551	—	—	141,551
Municipal securities	15,738	12	—	15,750
Certificates of deposit	8,200	—	—	8,200
U.S. government securities	308,080	248	(5)	308,323
Foreign government securities	10,495	19	(140)	10,374
Total	$868,162	$875	$(228)	$868,809

Long-term debt securities:
U.S. agency securities	$152,820	$46	$(175)	$152,691
Corporate bonds	704,676	337	(916)	704,097
Municipal securities	21,952	23	(10)	21,965
U.S. government securities	543,483	34	(337)	543,180
Foreign government securities	29,139	59	(24)	29,174
Total	$1,452,070	$499	$(1,462)	$1,451,107

The Company's short-term and long-term investments as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$153,386	$782	$(164)	$154,004
Corporate bonds	76,957	256	(14)	77,199
Commercial paper	4,999	—	—	4,999
Municipal securities	10,377	57	(3)	10,431
U.S. government securities	404,194	1,244	(4)	405,434
Foreign government securities	42,988	139	(82)	43,045
Total	$692,901	$2,478	$(267)	$695,112

Long-term debt securities:
U.S. agency securities	$168,762	$519	$(3)	$169,278
Corporate bonds	174,655	1,401	(42)	176,014
Municipal securities	1,045	15	—	1,060
U.S. government securities	91,642	433	(2)	92,073
Foreign government securities	25,351	184	(10)	25,525
Total	$461,455	$2,552	$(57)	$463,950

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	September 30, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$23,705	$(6)	$—	$—	$23,705	$(6)
Corporate bonds	166,579	(73)	925	(3)	167,504	(76)
Municipal securities	750	—	—	—	750	—
U.S. government securities	96,705	(5)	—	—	96,705	(5)
Foreign government securities	8,049	(140)	—	—	8,049	(140)
Total	$295,788	$(224)	$925	$(3)	$296,713	$(227)

Long-term debt securities:
U.S. agency securities	$124,811	$(175)	$—	$—	$124,811	$(175)
Corporate bonds	533,286	(916)	—	—	533,286	(916)
Municipal securities	4,054	(10)	—	—	4,054	(10)
U.S. government securities	470,202	(337)	—	—	470,202	(337)
Foreign government securities	14,087	(24)	—	—	14,087	(24)
Total	$1,146,440	$(1,462)	$—	$—	$1,146,440	$(1,462)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$41,711	$(162)	$2,505	$(2)	$44,216	$(164)
Corporate bonds	15,255	(14)	—	—	15,255	(14)
Municipal securities	2,566	(3)	—	—	2,566	(3)
U.S. government securities	45,970	(4)	—	—	45,970	(4)
Foreign government securities	21,341	(82)	—	—	21,341	(82)
Total	$126,843	$(265)	$2,505	$(2)	$129,348	$(267)

Long-term debt securities:
U.S. agency securities	$1,406	$(3)	$—	$—	$1,406	$(3)
Corporate bonds	28,189	(42)	—	—	28,189	(42)
U.S. government securities	8,658	(2)	—	—	8,658	(2)
Foreign government securities	10,929	(10)	—	—	10,929	(10)
Total	$49,182	$(57)	$—	$—	$49,182	$(57)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$868,162	$868,809
Due in one to five years	1,452,070	1,451,107
Total	$2,320,232	$2,319,916

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2021	December 31, 2020
Cash	$162,247	$145,577
Customer funds in transit	—	262,562
Cash Equivalents:
Money market funds	1,485,002	777,193
Reverse repurchase agreement (i)	402,097	246,880
U.S. agency securities	—	47,300
U.S. government securities	133,944	111,796
Short-term debt securities:
U.S. agency securities	53,563	113,178
U.S. government securities	412,261	333,346
Total	$2,649,114	$2,037,832

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to the short-term nature.

The Company's investments within customer funds as of September 30, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$53,568	$—	$(5)	$53,563
U.S. government securities	412,268	18	(25)	412,261
Total	$465,836	$18	$(30)	$465,824

The Company's investments within customer funds as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$113,156	$22	$—	$113,178
U.S. government securities	333,323	28	(5)	333,346
Total	$446,479	$50	$(5)	$446,524

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2021 and December 31, 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	September 30, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$30,045	$(5)	$—	$—	$30,045	$(5)
U.S. government securities	247,634	(25)	—	—	247,634	(25)
Total	$277,679	$(30)	$—	$—	$277,679	$(30)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$73,609	$(5)	$—	$—	$73,609	$(5)
Total	$73,609	$(5)	$—	$—	$73,609	$(5)

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

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.
The contractual maturities of the Company's investments within customer funds as of September 30, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$465,836	$465,824
Due in one to five years	—	—
Total	$465,836	$465,824

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$2,495,120	$—	$—	$1,694,736	$—	$—
U.S. agency securities	—	—	—	—	41,186	—
Certificates of deposit	—	1,500	—	—	—	—
Commercial paper	—	46,150	—	—	—	—
Corporate bonds	—	1,500	—	—	—	—
U.S. government securities	—	—	—	15,000	—	—
Customer funds:
Money market funds	1,485,002	—	—	777,193	—	—
Reverse repurchase agreement	402,097	—	—	246,880	—	—
U.S. agency securities	—	53,564	—	—	160,478	—
U.S. government securities	546,205	—	—	445,142	—	—
Short-term debt securities:
U.S. agency securities	—	94,088	—	—	154,004	—
Certificates of deposit	—	8,200	—	—	—	—
Corporate bonds	—	290,523	—	—	77,199	—
Commercial paper	—	141,551	—	—	4,999	—
Municipal securities	—	15,750	—	—	10,431	—
U.S. government securities	308,323	—	—	405,434	—	—
Foreign government securities	—	10,374	—	—	43,045	—
Long-term debt securities:
U.S. agency securities	—	152,691	—	—	169,278	—
Corporate bonds	—	704,097	—	—	176,014	—
Municipal securities	—	21,965	—	—	1,060	—
U.S. government securities	543,180	—	—	92,073	—	—
Foreign government securities	—	29,174	—	—	25,525	—
Other:
Investment in marketable equity security	—	—	—	376,258	—	—
Total	$5,779,927	$1,571,127	$—	$4,052,716	$863,219	$—

The carrying amounts of certain financial instruments, including settlements receivable, loans held for investment, accounts payable, customers payable, accrued expenses and settlements payable, approximate their fair values due to their short-term nature.

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$986,420	$1,032,250	$—	$—
2026 Senior Notes	986,924	1,017,070	—	—
2027 Convertible Notes	566,873	685,297	458,496	644,000
2026 Convertible Notes	567,195	659,404	482,204	638,250
2025 Convertible Notes	989,599	2,051,760	858,332	1,912,440
2023 Convertible Notes	640,818	1,982,159	780,046	2,417,820
2022 Convertible Notes	4,637	48,830	7,846	80,731
Total	$4,742,466	$7,476,770	$2,586,924	$5,693,241

The estimated fair value and carrying value of loans held for sale and loans held for investment is as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$708,086	$824,640	$462,665	$467,805
Loans held for investment	79,482	83,760	—	—
Total	$787,568	$908,400	$462,665	$467,805

As of September 30, 2021, $605.4 million of the carrying value of loans held for sale was attributable to loans under the PPP. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of September 30, 2021 were immaterial. As of September 30, 2021, $434.2 million in PPP loans held for sale have been forgiven by the SBA, of which $97.6 million and $387.9 million have been forgiven in the three and nine months ended September 30, 2021, respectively. The loan forgiveness resulted in the recognition of $13.3 million and $37.6 million revenue associated with the forgiveness of the PPP loans for the three and nine months ended September 30, 2021, respectively. The Company approved and funded the last of its remaining PPP applications upon exhaustion of the funds in the program on May 21, 2021.

For the three and nine months ended September 30, 2021, the Company recorded a charge for the excess of amortized cost over fair value of the loans held for sale of $4.4 million and $6.0 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded a charge for the excess of amortized cost over fair value of the loans of $3.2 million and $25.7 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes industry-standard valuation modeling, such as discounted cash flow models, taking into account the estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding as of September 30, 2021, the Company considered other relevant market data in developing such estimates and assumptions, including the continuing impact of the COVID-19 pandemic. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of September 30, 2021, there were no material changes to our estimates, and the Company will continue to evaluate facts and circumstances that could impact our estimates and affect our results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2021 and 2020, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - LOANS HELD FOR INVESTMENT

In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of September 30, 2021, the Company held $79.5 million as loans held for investment, net within other current assets on the condensed consolidated balance sheet, see Note 11, Other Consolidated Balance Sheet Components.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs.

The Company calculates an allowance for losses on the loans held for investment portfolio in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires an entity to assess impairment of its financial instruments based on the entity's current estimates of expected credit losses over the contractual term of its loans held for investment portfolio as of each balance sheet date. The Company determines the allowance for loan losses using both quantitative and qualitative methods and considers all available information relevant to assessing collectability. This includes but is not limited to: historical loss and recovery experience, recent and historical trends in delinquencies, past-due loans and charge-offs, borrower behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the sellers’ ability to make future payments. There were no charge-offs or recoveries recorded as of September 30, 2021. The allowance for loan losses as of September 30, 2021 was immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of September 30, 2021, the Company had no loans that were identified as nonperforming loans.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as early indicators of potential future credit losses.

There were no loans outstanding classified as held for investment prior to June 8, 2021.

NOTE 7 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements	$202,430	$168,125
Computer equipment	161,880	139,174
Capitalized software	107,200	119,452
Office furniture and equipment	41,131	34,890
Total	512,641	461,641
Less: Accumulated depreciation and amortization	(237,355)	(228,121)
Property and equipment, net	$275,286	$233,520

Depreciation and amortization expense on property and equipment was $27.0 million and $15.4 million for the three months ended September 30, 2021 and 2020 respectively, and $68.4 million and $48.2 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 - ACQUISITIONS
Afterpay

    On August 1, 2021, the Company entered into a definitive agreement (the “Afterpay Agreement”) with Afterpay Limited (“Afterpay”) to acquire Afterpay by way of a court-approved Scheme of Arrangement (the “Scheme”) for 0.375 share of the Company’s Class A common stock or 0.375 CHESS Depositary Interests, traded on the Australian Stock Exchange, representing ownership interest in Square Class A common stock for each outstanding Afterpay ordinary share (the “Afterpay Transaction”). Based on the Company's closing Class A common stock price of $239.84 as of September 30, 2021 and the outstanding shares of Afterpay as of the same date, the aggregate consideration, excluding the value of replacement equity awards, is estimated at $26.6 billion, comprising approximately 111 million shares of Class A common stock of the Company. The determination of the final value of the purchase consideration will depend on the Company's stock price and the outstanding shares of Afterpay at the closing of the Afterpay Transaction.

The Afterpay Transaction is subject to customary closing conditions, including, among others: (i) approval by Afterpay shareholders of the Scheme by the requisite majorities under the Australian Corporations Act, (ii) approval by Company stockholders of the issuance of new shares of Class A common stock of the Company in connection with the Afterpay Transaction by the requisite majority (which approval was obtained at the special meeting of Company stockholders on November 3, 2021), (iii) expiration or earlier termination of any applicable waiting period and receipt of regulatory consents, approvals and clearances under relevant antitrust/competition and foreign investment legislation in the United States and other relevant jurisdictions, (iv) the absence of any final and non-appealable order, decree or law preventing, making illegal or prohibiting the completion of the Afterpay Transaction and (v) no events having occurred that would have a material adverse effect on Afterpay or the Company.

The Afterpay Agreement may be terminated by either the Company or Afterpay under certain circumstances including but not limited to: (i) an adverse change in recommendation for the Afterpay Transaction by the other party’s board of directors, (ii) a material breach of a term of the Afterpay Agreement by the other party, or (iii) if the Scheme has not become effective on or before August 2, 2022, in each case in accordance with the Afterpay Agreement. Afterpay may also terminate the Afterpay Agreement if Afterpay’s board of directors determines in accordance with the Afterpay Agreement that an Afterpay Competing Transaction is an Afterpay Superior Proposal (in each case as defined in the Afterpay Agreement). Either the Company or Afterpay may be required to pay a termination fee of A$385 million (approximately $283 million) to the other party in connection with the termination of the Afterpay Agreement under certain circumstances.

TIDAL
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

The table below summarizes the consideration paid for TIDAL and the preliminary assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data).The Company is in the process of completing the determination of the fair values of certain intangible assets acquired, liabilities assumed and noncontrolling interests, including reviewing third party valuations, and accordingly, the preliminary values reflected in the table are subject to change. These changes will primarily relate to the fair value assigned to intangible assets acquired, royalty liabilities assumed, and evaluation of contingencies and tax effects related to the acquisition.

Consideration:
Cash	$176,663
Deferred consideration	50,528
Stock (41,138 shares of Class A common stock)	10,071
$237,262
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $12,358)	$33,294
Intangible customer assets	69,000
Intangible technology assets	29,000
Intangible trade name	35,000
Intangible other assets	8,000
Other non-current assets	33,443
Accrued expenses and other current liabilities	(67,789)
Other non-current liabilities	(52,547)
Total identifiable net assets acquired	87,401
Noncontrolling interests	(48,192)
Goodwill	198,053
Total	$237,262

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating TIDAL product and operations into the Company's technology platform and the value of the assembled workforce. An estimated amount of approximately $90.3 million of the goodwill generated from the TIDAL acquisition and approximately $112.3 million of the acquired intangible assets are expected to be deductible for US tax purposes based on the preliminary values. Additionally, the acquisition would have resulted in the recognition of US deferred tax assets; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient evidence of such income as of September 30, 2021. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

Deferred consideration in the aggregate amount of $50.5 million relates to pre-acquisition contingencies, and includes a portion of purchase consideration withheld, for a period of up to 4 years, as security for TIDAL's indemnification obligations related to general representations and warranties, in addition to certain potential exposures. The Company recognized certain liabilities for acquired pre-existing potential exposures, and an indemnification receivable in the amount of $24.5 million has been recorded related to such exposures in accordance with the terms of the indemnification agreement. Such amounts may change depending on the outcomes associated with the exposures, including the determination of claims that would be attributed to pre-acquisition matters. The amounts have been determined in accordance with ASC 740, Income Taxes, and ASC 450, Contingencies.

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company has recognized measurement period adjustments to the purchase consideration and the jurisdictional allocation of the fair value of certain assets and liabilities assumed as a result of further refinements in the Company’s estimates. The net effect of these adjustments on the preliminary purchase price allocation was an increase of $13.2 million in both goodwill and deferred tax liabilities assumed, respectively. There was no impact to the consolidated statements of operations as result of these adjustments. The Company continues the process of completing the evaluation of contingencies and tax effects related to the acquisition. Accordingly, the preliminary values reflected in the table above are subject to change.

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

Other Acquisitions

On July 13, 2021 the Company completed an acquisition for total consideration of $20.5 million which resulted in the recognition of additional intangible assets and goodwill. None of the goodwill generated from the acquisition or acquired intangible assets are expected to be deductible for tax purposes.
NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2020	$316,701
Acquisitions	203,247
Other	(400)
Balance at September 30, 2021	$519,548

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

The Company has two operating and reportable segments, which are Seller and Cash App (defined further in Note 19, Segment and Geographical Information). The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Seller	Corporate and Other	Total
Balance at December 31, 2020	$128,838	$187,863	$—	$316,701
Acquisitions	—	5,194	198,053	203,247
Other	(400)	—	—	(400)
Balance at September 30, 2021	$128,438	$193,057	$198,053	$519,548

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at September 30, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$165,255	$(59,085)	$106,170
Customer assets	15 years	128,418	(16,805)	111,613
Trade name	9 years	53,194	(12,355)	40,839
Other	9 years	13,710	(3,640)	10,070
Total		$360,577	$(91,885)	$268,692

	Balance at December 31, 2020
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$119,508	$(43,084)	$76,424
Customer assets	11 years	58,556	(10,796)	47,760
Trade name	6 years	18,529	(8,031)	10,498
Other	8 years	5,733	(2,803)	2,930
Total		$202,326	$(64,714)	$137,612

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquired intangible assets, net, beginning of the period	$262,196	$99,802	$137,612	$69,079
Acquisitions	18,100	12,100	159,100	51,109
Amortization expense	(11,140)	(5,236)	(27,258)	(13,522)
Other	(464)	896	(762)	896
Acquired intangible assets, net, end of the period	$268,692	$107,562	$268,692	$107,562

The estimated future amortization expense of intangible assets in future periods as of September 30, 2021 is as follows (in thousands):

Remainder of 2021	$11,250
2022	42,971
2023	41,720
2024	38,742
2025	31,915
Thereafter	102,094
Total	$268,692

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	September 30, 2021	December 31, 2020
Loans held for investment, net of allowance for loan losses (i)	$79,482	$—
Inventory, net	73,413	61,129
Restricted cash	14,420	30,279
Processing costs receivable	215,886	148,606
Prepaid expenses	70,591	34,279
Accounts receivable, net	78,401	41,960
Other	77,340	66,814
Total	$609,533	$383,067
(i) In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services, Inc., and discontinued a prior arrangement with an industrial bank partner. Refer to Note 6, Loans Held for Investment for further details.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	September 30, 2021	December 31, 2020
Accrued expenses	$231,853	$126,710
Square Payroll payable (i)	68,959	16,990
Accrued royalties	51,747	—
Accrued transaction losses (ii)	47,737	70,557
Accounts payable	94,215	47,089
Customer deposits	40,092	—
Deferred revenue, current	51,655	44,908
Current portion of long-term debt	4,637	—
Other	63,600	54,596
Total	$654,495	$360,850

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accrued transaction losses, beginning of the period	$48,480	$109,061	$70,557	$34,771
Provision for transaction losses	17,364	(4,549)	38,406	107,524
Charge-offs to accrued transaction losses	(18,107)	(17,577)	(61,226)	(55,360)
Accrued transaction losses, end of the period	$47,737	$86,935	$47,737	$86,935

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $89.8 million and $252.2 million for the three and nine months ended September 30, 2021, respectively, compared to $103.9 million and $200.9 million for the three and nine months ended September 30, 2020, respectively, for such losses.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2021	December 31, 2020
Investment in non-marketable equity securities (i)	$82,181	$32,510
Investment in marketable equity security (ii)	—	376,258
Investment in bitcoin, net (iii)	148,910	50,000
Restricted cash	73,420	13,526
Other	79,997	26,956
Total	$384,508	$499,250

(i) Investment in non-marketable equity securities includes the Company's investments in equity instruments of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes. Additionally, the Company holds a non-marketable common stock warrant in a public entity. The warrant is carried at fair value, with changes in fair value being recorded within other expense (income), net on the condensed consolidated statement of operations. During the three and nine months ended September 30, 2021, the Company recorded a net loss of $6.8 million, arising from the revaluation of the non-marketable investments.

(ii) In December 2020, upon completion of the initial public offering of DoorDash Inc. ("DoorDash"), the shares of preferred stock held by the Company converted into Class A common stock of DoorDash. The investment was carried at fair value, with changes in fair value being recorded within other income or expense on the condensed consolidated statement of operations. During the nine months ended September 30, 2021, the Company recorded a net gain of $44.4 million, arising from the revaluation of the investment. In June 2021, the Company completed the sale of its remaining investment in DoorDash, which will have no further impact on the Company's results in future periods.

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

The Company recorded impairment charges of $6.0 million and $71.1 million in the three and nine months ended September 30, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of September 30, 2021, the fair value of the investment in bitcoin was $351.7 million based on observable market prices which is $202.8 million in excess of the Company's carrying value of $148.9 million.
In the second quarter of 2021, the Company began lending a portion of its bitcoin investments to third parties. As of September 30, 2021, $6.0 million of the Company's investments in bitcoin had been loaned to third party borrowers. Bitcoin is an indefinite-lived intangible asset and under the terms of the lending arrangement it must be returned to the Company. As such, the bitcoin lent will not be derecognized and will continue to be carried at cost less impairment losses.
Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2021	December 31, 2020
Statutory liabilities (i)	$135,568	$75,370
Other (ii)	91,480	9,921
Total	$227,048	$85,291

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

(ii) Other non-current liabilities includes deferred purchase consideration associated with the acquisition of TIDAL.

NOTE 13 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January, 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of September 30, 2021, $500.0 million remained available for draw. The Company incurred $0.2 million and $0.6 million in unused commitment fees during the three and nine months ended September 30, 2021, respectively, compared to $0.2 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of September 30, 2021, $725.7 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

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

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bears a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the nine months ended September 30, 2021. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of September 30, 2021, there has been no principal converted on either the 2026 Convertible Notes or 2027 Convertible Notes.

As of September 30, 2021, the if-converted value of the 2026 Convertible Notes and 2027 Convertible Notes did not exceed the outstanding principal amount.

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

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of September 30, 2021, there has been no principal converted on the 2025 Convertible Notes.

As of September 30, 2021, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $1.0 billion.

Convertible Senior Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Convertible Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through September 30, 2021. As of September 30, 2021, certain holders of the 2023 Convertible Notes have converted an aggregate principal amount of $220.0 million of their 2023 Convertible Notes. The Company has settled the conversions through the issuance of 2.8 million shares of the Company's Class A common stock.

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

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued.

As of September 30, 2021, the if-converted value of the 2023 Convertible Notes exceeded the outstanding principal amount by $1.3 billion.

Convertible Senior Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes ("2022 Convertible Notes"). The 2022 Convertible Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Convertible Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2022 Convertible Notes) per $1,000 principal amount of 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Convertible Notes were met in the fourth quarter of 2017 and continued to be met through September 30, 2021. As of September 30, 2021, certain holders of the 2022 Convertible Notes have converted an aggregate principal amount of $435.3 million of their 2022 Convertible Notes, of which $3.9 million was converted during the nine months ended September 30, 2021. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 16.3 million shares of the Company's Class A common stock. The conversions during the nine months ended September 30, 2021 were settled entirely in shares of the Company's Class A common stock.

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

Prior to the adoption of ASU No. 2020-06, the debt component associated with the 2022 Convertible Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment as the difference between the estimated fair value and the carrying value of such 2022 Convertible Notes. The equity component associated with the 2022 Convertible Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Convertible Notes. Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. There no longer is a gain or loss on extinguishment of debt recognized upon conversion, as the debt is settled in equity.

As of September 30, 2021, the if-converted value of the 2022 Convertible Notes exceeded the outstanding principal amount by $44.1 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt issuance costs	Net carrying value
September 30, 2021
2031 Senior Notes	$1,000,000	$(13,580)	$986,420
2026 Senior Notes	1,000,000	(13,076)	986,924
2027 Convertible Notes	575,000	(8,127)	566,873
2026 Convertible Notes	575,000	(7,805)	567,195
2025 Convertible Notes	1,000,000	(10,401)	989,599
2023 Convertible Notes	642,488	(1,670)	640,818
2022 Convertible Notes	4,665	(28)	4,637
Total	$4,797,153	$(54,687)	$4,742,466

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

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
December 31, 2020
2027 Convertible Notes	$575,000	$(109,134)	$(7,370)	$458,496
2026 Convertible Notes	575,000	(85,085)	(7,711)	482,204
2025 Convertible Notes	1,000,000	(130,335)	(11,333)	858,332
2023 Convertible Notes	862,500	(79,980)	(2,474)	780,046
2022 Convertible Notes	8,545	(629)	(70)	7,846
Total	$3,021,045	$(405,163)	$(28,958)	$2,586,924

The net carrying amount of the equity component of the Convertible Notes as of December 31, 2020 were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2020
2027 Convertible Notes	$111,000	$(1,793)	$109,207
2026 Convertible Notes	87,000	(1,405)	85,595
2025 Convertible Notes	154,600	(2,342)	152,258
2023 Convertible Notes	155,250	(1,231)	154,019
2022 Convertible Notes	1,674	(45)	1,629
Total	$509,524	$(6,816)	$502,708

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$17,047	$1,544	$27,272	$4,482
Amortization of debt issuance costs (i)	2,868	17,516	7,005	47,624
Total	$19,915	$19,060	$34,277	$52,106

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

In connection with the offering of the 2025 Convertible Notes, the Company entered into convertible note hedge transactions ("2025 convertible note hedges") with certain financial institution counterparties ("2025 Convertible Notes Counterparties") whereby the Company has the option to purchase a total of approximately 8.26 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 convertible note hedges was $149.2 million. In addition, the Company sold warrants ("2025 warrants") to the 2025 Convertible Notes Counterparties whereby the 2025 Convertible Notes Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 warrants. Taken together, the purchase of the 2025 convertible note hedges and sale of the 2025 warrants are intended to reduce dilution from the conversion of the 2025 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 convertible note hedges and 2025 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2025 convertible note hedges and 2025 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 convertible note hedges") with certain financial institution counterparties ("2018 Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedges was $172.6 million. In addition, the Company sold warrants ("2023 warrants") to the 2018 Counterparties whereby the 2018 Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 convertible note hedges and 2023 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 convertible note hedges and 2023 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The Company has received 1.3 million shares of the Company's Class A common stock from the 2018 Counterparties as of September 30, 2021

In connection with the offering of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions ("2022 convertible note hedges") with certain financial institution counterparties ("2017 Counterparties") whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million.

In addition, the Company sold warrants ("2022 warrants") to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedges and 2022 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Convertible Notes discussed above. The 2022 convertible note hedges were net share settled, and as of September 30, 2021, the Company has received 14.9 million shares of the Company's Class A common stock from the 2017 Counterparties, of which 5.5 million was received in the nine months ended September 30, 2021.

NOTE 14 - INCOME TAXES
The Company recorded an income tax expense of $0.5 million and an income tax benefit of $8.0 million for the three and nine months ended September 30, 2021, respectively, compared to an income tax benefit of $1.4 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. The difference between income before income tax and the income tax benefit recorded for the three and nine months ended September 30, 2021 is primarily due to a change in the valuation allowance in the U.S. and excess share-based compensation tax deductions. The difference between the income tax benefit for the three and nine months ended September 30, 2021 and the income tax benefit for the three and nine months ended September 30, 2020 primarily relates to an increase in excess share-based compensation deductions.

The tax provision for the three and nine months ended September 30, 2021 and September 30, 2020, is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of September 30, 2021, the Company retains a full valuation allowance on its net deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 15 - STOCKHOLDERS’ EQUITY
Common Stock

The Company has two classes of authorized common stock outstanding; Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of September 30, 2021, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of September 30, 2021, there were 398,878,883 shares of Class A common stock and 62,100,770 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

Warrants

In conjunction with the 2022 Convertible Notes offering, the Company sold the 2022 warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share, and expire on June 1, 2022. None of the warrants were exercised as of September 30, 2021.

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share, and expire on August 15, 2023. None of the warrants were exercised as of September 30, 2021.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share, and expire on June 1, 2025. None of the warrants were exercised as of September 30, 2021.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share, and expire on August 1, 2026. None of the warrants were exercised as of September 30, 2021.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share, and expire on February 1, 2028. None of the warrants were exercised as of September 30, 2021.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2022 Convertible Notes, the Company issued 16.3 million shares of Class A common stock, of which 0.2 million shares were issued in the nine months ended September 30, 2021. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 14.9 million shares of Class A common stock from the 2017 Counterparties to offset the shares issued, of which 5.5 million shares were received in the nine months ended September 30, 2021.

In connection with the conversion of the 2023 Convertible Notes, the Company issued 2.8 million shares of Class A common stock in the nine months ended September 30, 2021. The Company also exercised a pro-rata portion of the 2023 convertible note hedges and received 1.3 million shares of Class A common stock from the 2018 Counterparties to offset the shares issued as of September 30, 2021.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of September 30, 2021, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 16,570,814, and 118,883,836 shares were available for future issuance. As of September 30, 2021, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 6,797,068.

A summary of stock option activity for the nine months ended September 30, 2021 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	13,630,882	$17.84	3.84	$2,723,394
Granted	198,771	255.22
Exercised	(4,417,087)	11.64
Forfeited	(2,895)	71.99
Balance at September 30, 2021	9,409,671	$25.75	4.19	$2,017,556

Options exercisable as of September 30, 2021	8,099,979	$15.57	3.52	$1,816,899

Restricted Stock Activity
Activity related to RSAs and RSUs during the nine months ended September 30, 2021 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	15,622,645	$71.71
Granted	4,256,680	246.06
Vested	(5,179,004)	68.22
Forfeited	(742,110)	101.77
Unvested as of September 30, 2021	13,958,211	$124.57
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

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$99	$100	$310	$271
Product development	121,209	78,682	314,265	205,647
Sales and marketing	16,023	12,063	40,680	27,354
General and administrative	27,680	19,544	74,744	50,600
Total	$165,011	$110,389	$429,999	$283,872

The Company recorded $7.6 million and $24.4 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and nine months ended September 30, 2021, respectively, compared to $3.3 million and $12.1 million during the three and nine months ended September 30, 2020, respectively, which are included in the table above.

The Company capitalized $3.6 million and $11.0 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2021 and 2020, respectively, compared to $3.8 million and $9.5 million during the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was $1.7 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.94 years.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(2,876)	$36,515	$239,810	$(80,854)
Net income (loss) attributable to noncontrolling interests	(2,960)	—	(3,303)	—
Net income (loss) attributable to common stockholders	$84	$36,515	$243,113	$(80,854)
Denominator:
Basic shares:
Weighted-average common shares outstanding	460,948	445,074	457,414	440,540
Weighted-average unvested shares	(294)	(616)	(375)	(685)
Weighted-average shares used to compute basic net income per share:	460,654	444,458	457,039	439,855
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	17,180	26,166	18,991	—
Convertible senior notes	—	—	18,727	—
Common stock warrants	26,286	17,445	25,447	—
Weighted-average shares used to compute diluted net income per share:	504,120	488,069	520,204	439,855
Net income (loss) per share attributable to common stockholders:
Basic	$0.00	$0.08	$0.53	$(0.18)
Diluted	$0.00	$0.07	$0.48	$(0.18)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options, restricted stock, and employee stock purchase plan	7,652	10,309	7,161	37,445
Common stock warrants	16,075	21,071	16,914	36,556
Convertible senior notes	20,884	26,738	3,845	25,532
Total anti-dilutive securities	44,611	58,118	27,920	99,533

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 18, Commitments and Contingencies. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total minimum lease payments over the term of approximately $42.7 million. As of September 30, 2021, the Company had recorded right-of-use assets of $21.0 million and associated lease liabilities of $33.7 million related to this lease arrangement.

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

Other contingencies

We are under examination, or may be subject to examination, by several tax authorities. These examinations may lead to proposed adjustments to our taxes or net operating losses with respect to years under examination, as well as subsequent periods. We regularly assess the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of our provision for direct and indirect taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the effect, if any, on our provision for direct and indirect taxes.

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

Information on the reportable segments revenue and segment gross profit are as follows (in thousands):

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Cash App	Seller	Corporate and Other (i)	Total	Cash App	Seller	Corporate and Other (i)	Total
Revenue
Transaction-based revenue	$103,192	$1,193,848	$—	$1,297,040	$306,101	$3,178,144	$—	$3,484,245
Subscription and services-based revenue	474,779	162,341	57,650	694,770	1,406,313	434,673	96,643	1,937,629
Hardware revenue	—	37,255	—	37,255	—	109,769	—	109,769
Bitcoin revenue	1,815,662	—	—	1,815,662	8,051,026	—	—	8,051,026
Segment revenue	$2,393,633	$1,393,444	$57,650	$3,844,727	$9,763,440	$3,722,586	$96,643	$13,582,669
Segment gross profit	$511,717	$606,225	$15,273	$1,133,215	$1,553,255	$1,659,378	$25,147	$3,237,780

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Cash App	Seller	Corporate and Other (i)	Total	Cash App	Seller	Corporate and Other (i)	Total
Revenue
Transaction-based revenue	$80,721	$844,573	$—	$925,294	$162,197	$2,203,770	$—	$2,365,967
Subscription and services-based revenue	354,110	93,412	—	447,522	818,991	271,041	—	1,090,032
Hardware revenue	—	27,294	—	27,294	—	67,291	—	67,291
Bitcoin revenue	1,633,764	—	—	1,633,764	2,815,318	—	—	2,815,318
Segment revenue	$2,068,595	$965,279	$—	$3,033,874	$3,796,506	$2,542,102	$—	$6,338,608
Segment gross profit	$385,124	$409,331	$—	$794,455	$848,919	$1,080,800	$—	$1,929,719

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment. Comparable prior period amounts have not been disclosed as they were not material.

A reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment gross profit	$1,133,215	$794,455	$3,237,780	$1,929,719
Less: Product development	366,587	227,550	1,003,238	631,156
Less: Sales and marketing	407,850	348,463	1,132,411	781,094
Less: General and administrative	267,476	153,902	684,405	419,783
Less: Transaction and loan losses	62,306	15,198	130,874	161,684
Less: Bitcoin impairment losses	6,000	—	71,126	—
Less: Interest expense, net	13,409	14,980	20,126	38,955
Less: Other expense (income), net	12,011	(784)	(36,249)	(20,513)
Income (loss) before applicable income taxes	$(2,424)	$35,146	$231,849	$(82,440)

Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
United States	$3,679,609	$2,947,400	$13,179,547	$6,126,971
International	165,118	86,474	403,122	211,637
Total net revenue	$3,844,727	$3,033,874	$13,582,669	$6,338,608

No individual country from the international markets contributed in excess of 10% of total revenue for the three and nine months ended September 30, 2021 and 2020.

Long-Lived Assets
The following table sets forth long-lived assets by geographic area (in thousands):

	September 30, 2021	December 31, 2020
Long-lived assets
United States	$1,420,358	$1,086,379
International	91,416	58,342
Total long-lived assets	$1,511,774	$1,144,721

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020
Analysis of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$4,514,609	$2,118,808
Short-term restricted cash	14,420	27,556
Long-term restricted cash	73,420	13,702
Cash, cash equivalents, and restricted cash	$4,602,449	$2,160,066

	Nine Months Ended September 30,
	2021	2020
Supplemental Cash Flow Data:
Cash paid for interest	$4,770	$3,665
Cash paid for income taxes	9,071	4,452
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	40,712	321,245
Purchases of property and equipment in accounts payable and accrued expenses	21,746	(4,207)
Unpaid business combination purchase price	54,132	8,974
Fair value of common stock issued and issuable in future related to business combination	(28,735)	(35,318)
Fair value of common stock issued to settle the conversion of senior notes	(742,174)	(323,891)
Fair value of shares received to settle senior note hedges	1,623,095	—
Bitcoin lent to third party borrowers	$(5,994)	$—

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

Our Seller ecosystem is a cohesive commerce ecosystem that helps sellers start, run and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize the majority of these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offering, a seller can accept payments in person via swipe, dip, or tap of a card, or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Our Seller ecosystem includes Square Banking for our U.S. sellers, offering a suite of products including Square Savings, Square Checking, and Square Loans (formerly known as Square Capital). In the second quarter of 2021, we began offering Square Loans in Australia. Square Savings allows sellers to automatically set aside funds from daily sales into savings accounts that earn interest. Square Checking provides sellers with an FDIC insured account allowing them access to funds for business expenses using their Square Debit Card or for paying employees via Square Payroll. Square Loans offers sellers access to business loans based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale or for investment. We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, and France.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive peer-to-peer payments, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. Additionally, customers can use Cash App Pay, a checkout option which allows customers to pay using their Cash App account. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. The Cash App ecosystem also includes a tax filing product for individuals, providing a seamless, mobile-first solution for individuals to file their taxes for free.

We also recently launched TBD, a bitcoin-focused business established to build an open developer platform with the goal of making it easy to create non-custodial, permissionless, and decentralized financial services.

On August 1, 2021, we entered into a definitive agreement to acquire Afterpay by way of a court-approved Scheme of Arrangement for 0.375 share of our Class A common stock for each outstanding Afterpay ordinary share. The estimated aggregate purchase consideration based on our closing stock price of $239.84 as of September 30, 2021 and the outstanding shares of Afterpay as of the same date, excluding the value of replacement equity awards, is $26.6 billion, comprising approximately 111 million shares of our Class A common stock. The final determination of the purchase consideration will depend on our stock price and the outstanding shares of Afterpay at the closing date of the transaction. The transaction is expected to close in the first quarter of 2022. Afterpay, a pioneering global ‘buy now, pay later’ (BNPL) platform, is expected to accelerate our strategic priorities for our Seller and Cash App ecosystems. Refer to Note 8, Acquisitions, of Notes to the Condensed Consolidated Financial Statements for further details.
On July 20, 2021, we launched Square Banking to our U.S. sellers, expanding access to financial services, which includes Square Savings, Square Checking, and Square Loans (formerly known as Square Capital). Square Loans and Square Savings are offered through our wholly-owned subsidiary, Square Financial Services, Inc. ("Square Financial Services"), and Square Checking through a partner bank.
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
On March 1, 2021, the industrial loan company charter for Square Financial Services was approved by the Federal Deposit Insurance Corporation ("FDIC"). Square Financial Services offers banking services including certain loan and deposit products.

We participated in two rounds of the Paycheck Protection Program (“PPP”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). These PPP loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As of September 30, 2021, we had facilitated the issuance of $1.4 billion of loans in the aggregate under the program, of which we had sold $399.0 million to an investor. As of September 30, 2021, approximately $434.2 million in the aggregate of PPP loans had been forgiven by the SBA, of which, $387.9 million was forgiven in the third quarter of 2021. We approved and funded the last remaining PPP applications on May 21, 2021 upon exhaustion of the funds in the program.

To fund some of our PPP loans, we entered into Paycheck Protection Program Liquidity Facility agreements with the Federal Reserve Bank of San Francisco for an aggregate principal amount of up to $1.0 billion. Borrowings under the facility accrue interest at a rate of 0.35% and advances are collateralized by the same value of the loans originated under the PPP. The maturity date of any PPPLF advance is the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. The advances under the facility are repayable if the associated PPP loans are forgiven, repaid by the customer, or settled by the government guarantee. As of September 30, 2021, $725.7 million of PPPLF advances were outstanding.

Update on the Impact of COVID-19 on Current Trends and Outlook

Continuing into the third quarter of 2021, we experienced improvements in our business, despite the rise of COVID-19 delta variant infection rates across the country. These improvements were mainly as a result of varying states of continued economic recovery and re-openings in the majority of U.S. markets that our customers operate in. We experienced growth in our Seller GPV performance, as in-person activity at sellers continued to increase on a year-over-year basis. Overall, we continued to experience improvements in our business in our international markets, although regional lockdowns in select markets periodically affected in-person activity. Our Cash App business performed well due to increased consumer spending, as we continued to benefit from the strength of a broader macroeconomic recovery, regional re-openings, and government stimulus and relief programs enacted in response to COVID-19.

Although our business results and outlook remain positive, the emergence of new and more transmissible variants of COVID-19 could lead to a possible resurgence of the virus, particularly in populations with low vaccination rates, requiring the reimplementation of restrictions. The extent to which the pandemic will further impact our financial results in the future is unknown.
Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Transaction-based revenue	$1,297,040	$925,294	$371,746	40%	$3,484,245	$2,365,967	$1,118,278	47%
Subscription and services-based revenue	694,770	447,522	247,248	55%	$1,937,629	$1,090,032	$847,597	78%
Hardware revenue	37,255	27,294	9,961	36%	109,769	67,291	$42,478	63%
Bitcoin revenue	1,815,662	1,633,764	181,898	11%	$8,051,026	$2,815,318	$5,235,708	186%
Total net revenue	$3,844,727	$3,033,874	$810,853	27%	$13,582,669	$6,338,608	$7,244,061	114%
Total net revenue for the three and nine months ended September 30, 2021 increased by $810.9 million, or 27%, and $7.2 billion, or 114%, compared to the three and nine months ended September 30, 2020, respectively. Bitcoin revenue increased by $181.9 million and $5.2 billion for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively, and represented 22% and 72% of the increase in total net revenue for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, respectively. Excluding bitcoin revenue, total net revenue increased by $629.0 million, or 45%, and $2.0 billion, or 57%, in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively.
Transaction-based revenue for the three and nine months ended September 30, 2021 increased by $371.7 million or 40%, and $1.1 billion or 47%, compared to the three and nine months ended September 30, 2020, respectively. These increases in revenue were in-line with the increase in GPV of 43% and 51% for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively. The increase in transaction-based revenue was driven by the:
•continued improvements in both card-present volumes as a result of regional re-openings and resumed in-person activity at sellers, as well as growth in higher-priced card-not-present transactions;
•increase in consumer spending driven in part by a broader macro economic recovery, regional re-openings and growth in our Seller GPV in international markets despite periodic lockdowns in certain markets, as well as U.S. government disbursements related to stimulus programs enacted through the third quarter of 2021; and
•growth in Cash App Business GPV which includes Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business includes peer-to-peer transactions received by business accounts using Cash App.
These factors had varying impacts on GPV growth and may continue to impact our revenues in the future.

Subscription and services-based revenue for the three and nine months ended September 30, 2021 increased by $247.2 million, or 55%, and $847.6 million, or 78%, compared to the three and nine months ended September 30, 2020, respectively. These increases were primarily driven by Cash App and Seller. The increase in Cash App subscription and services-based revenue is primarily due to increased Cash Card usage and Cash App Instant Deposit volumes. Seller subscription and services-based revenue increased primarily due to the increased origination volumes of Square Loans, other software subscriptions, and Instant Transfer for sellers. Subscription and services-based revenue also includes revenue generated from music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware revenue for the three and nine months ended September 30, 2021 increased by $10.0 million, or 36%, and $42.5 million, or 63%, compared to the three and nine months ended September 30, 2020, respectively. These increases were primarily a result of an overall increase in sales of hardware across many of our product offerings primarily due to Square Register, Square Terminal, and third party peripherals.
Bitcoin revenue for the three and nine months ended September 30, 2021 increased by $181.9 million, or 11%, and $5.2 billion, or 186%, compared to the three and nine months ended September 30, 2020, respectively. The increase was due to the market price of bitcoin and growth in the number of active bitcoin customers. The amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This smaller increase in the three months ended September 30, 2021 was impacted by the stability in the price of bitcoin, which reduced buying and selling activity compared to prior quarters. While bitcoin revenue contributed 47% and 59% of the total net revenue in the three and nine months ended September 30, 2021, respectively, and 22% and 72% of the increase in total net revenues in the three and nine months ended September 30, 2021, respectively, gross profit generated from bitcoin transactions was only 4% and 5% of the total gross profit in the three and nine months ended September 30, 2021, compared to 4% and 3% of total gross profit in the three and nine months ended September 30, 2020, respectively.
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Transaction-based costs	$754,276	$524,056	$230,220	44%	$1,965,894	$1,379,658	$586,236	42%
Subscription and services-based costs	132,046	68,528	63,518	93%	346,144	161,801	184,343	114%
Hardware costs	51,150	45,220	5,930	13%	153,035	108,348	44,687	41%
Bitcoin costs	1,774,040	1,601,615	172,425	11%	7,879,816	2,759,082	5,120,734	186%
Total cost of revenue	$2,711,512	$2,239,419	$472,093	21%	$10,344,889	$4,408,889	$5,936,000	135%

Total cost of revenue for the three and nine months ended September 30, 2021 increased by $472.1 million, or 21%, and $5.9 billion, or 135%, compared to the three and nine months ended September 30, 2020, respectively. Bitcoin costs of revenue increased by $172.4 million and $5.1 billion in the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, respectively, and represented 37% and 86% of the increase in the total cost of revenue in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, respectively. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $299.7 million, or 47%, and $815.3 million, or 49%, in the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, respectively.

Transaction-based costs increased by $230.2 million, or 44%, and $586.2 million, or 42%, compared to the three and nine months ended September 30, 2020, respectively, while GPV grew by 43% and 51% in the same periods. Transaction-based costs during the three months ended September 30, 2021 were affected by a decrease in the percentage of debit card transactions which have a lower cost per transaction, and a decrease in average transaction sizes resulting in higher cost per transaction. However, for the nine months ended September 30, 2021, the overall percentage of debit card transactions was higher compared to the nine months ended September 30, 2020, resulting in a smaller percentage increase in transaction costs compared to the percentage increase in GPV, a trend which we do not expect to continue in future periods as transaction costs customarily increase in proportion to GPV.

Subscription and services-based costs for the three and nine months ended September 30, 2021 increased by $63.5 million, or 93%, and $184.3 million, or 114%, compared to the three and nine months ended September 30, 2020, respectively. The increase in the three and nine months ended September 30, 2021 was driven primarily by growth in Cash Card, Instant Deposit activity and costs related to music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware costs for the three and nine months ended September 30, 2021 increased by $5.9 million, or 13%, and $44.7 million, or 41%, compared to the three and nine months ended September 30, 2020, respectively. The increase was primarily due to the increased sales of hardware, as further discussed in hardware revenue above.

Bitcoin costs for the three and nine months ended September 30, 2021 increased by $172.4 million, or 11%, and $5.1 billion, or 186%, compared to the three and nine months ended September 30, 2020, respectively. Bitcoin cost of revenue comprises of the total amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Product development	$366,587	$227,550	$139,037	61%	$1,003,238	$631,156	$372,082	59%
% of total net revenue	10%	8%			7%	10%
Sales and marketing	$407,850	$348,463	$59,387	17%	$1,132,411	$781,094	$351,317	45%
% of total net revenue	11%	11%			8%	12%
General and administrative	$267,476	$153,902	$113,574	74%	$684,405	$419,783	$264,622	63%
% of total net revenue	7%	5%			5%	7%
Transaction and loan losses	$62,306	$15,198	$47,108	310%	$130,874	$161,684	$(30,810)	(19)%
% of total net revenue	2%	1%			1%	3%
Bitcoin impairment losses	$6,000	$—	$6,000	—%	$71,126	$—	$71,126	—%
% of total net revenue	—%	—%			1%	—%
Total operating expenses	$1,110,219	$745,113	$365,106	49%	$3,022,054	$1,993,717	$1,028,337	52%

Product development expenses for the three and nine months ended September 30, 2021 increased by $139.0 million and $372.1 million, or 61%, and 59%, respectively, compared to the three and nine months ended September 30, 2020, due primarily to the following:

•an increase of $105.9 million and $268.9 million in personnel costs for the three and nine months ended September 30, 2021, respectively, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $42.5 million and $108.6 million for the three and nine months ended September 30, 2021, respectively; and

•an increase of $20.8 million and $83.0 million in software and data center costs, consulting, and certain Cash App crypto networks operating costs for the three and nine months ended September 30, 2021, respectively, as a result of increased capacity needs and expansion of our cloud-based services. Beginning in the third quarter of 2021, certain operating costs related to Cash App crypto network products that are offered for free were reclassified to sales and marketing, while the portion of operating costs attributable to revenue-generating products have been reclassified to cost of revenues.

Sales and marketing expenses for the three and nine months ended September 30, 2021 increased by $59.4 million or 17%, and $351.3 million or 45%, compared to the three and nine months ended September 30, 2020, respectively, primarily due to the following:

•an increase in Cash App marketing costs for the three and nine months ended September 30, 2021 of $13.4 million and $189.4 million, respectively. For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, Cash App customer acquisition costs increased by $43.5 million, partially offset by a $33.4 million reduction related to lower processing costs and transaction losses. For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, Cash App customer acquisition costs increased by $106.8 million while the processing costs and related transaction losses increased by $69.3 million primarily as a result of increased volume of activity with our Cash App peer-to-peer service and increased card issuance costs. Cash App customer acquisition costs include advertising costs and costs associated with various incentives to customers. We consider the free services such as stock investing, and certain Cash Card and peer-to-

peer services to Cash App customers to be marketing initiatives aimed at attracting new customers and encouraging the usage of Cash App;

•an increase of $21.2 million and $57.6 million in sales and marketing personnel costs for the three and nine months ended September 30, 2021, respectively to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $4.0 million and $13.3 million for the three and nine months ended September 30, 2021, respectively;
•an increase of $5.5 million and $55.7 million in advertising costs for our Seller services for the three and nine months ended September 30, 2021, respectively, primarily from increased online and television marketing campaigns; and

•an increase in sales and marketing expenses due to the recent acquisition of TIDAL completed in the second quarter of 2021.
General and administrative expenses for the three and nine months ended September 30, 2021 increased by $113.6 million or 74% and $264.6 million or 63%, compared to the three and nine months ended September 30, 2020, respectively, primarily due to the following:

•an increase of $54.5 million and $145.4 million in general and administrative personnel costs for the three and nine months ended September 30, 2021, respectively, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $8.1 million and $24.1 million for the three and nine months ended September 30, 2021, respectively; and

•the remaining increase was primarily due to an increase in software and subscription costs, third-party legal and other professional fees, including fees for acquisition-related expenses, and other administrative expenses.

Transaction and loan losses for the three and nine months ended September 30, 2021 increased by $47.1 million or 310%, and decreased by $30.8 million or 19%, compared to the three and nine months ended September 30, 2020, respectively, primarily due to the following:

•transaction losses for the three months ended September 30, 2021 increased by $44.3 million compared to the three months ended September 30, 2020, while transaction losses decreased by $9.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in the three months ended September 30, 2021 was due to increased transaction volumes associated with Cash Card in the three months ended September 30, 2021. Additionally, for the three months ended September 30, 2020, we released certain previously established Seller risk loss provisions related to the first half of 2020 due to better than expected realized transaction losses, which offset transaction losses for that quarter. The decrease in the nine months ended September 30, 2021 was due to lower Seller risk loss provisions recorded as businesses recovered as a result of regional re-openings and broader macro economic recovery, reducing the risk of chargebacks related to uncollectibility. Overall, we recorded higher risk loss provisions for our Seller business in the prior year due to the expected impact of COVID-19.

•loan losses for the three months ended September 30, 2021 increased by $2.8 million compared to the three months ended September 30, 2020. Loan losses for the nine months ended September 30, 2021 decreased by $21.4 million compared to the nine months ended September 30, 2020. The slight increase in loan losses in the three months ended September 30, 2021 as compared to September 30, 2020 was due to increased loan volumes, whereas the primary driver for the decrease in loan losses in the nine months ended September 30, 2021 was due to the higher incremental provisions that were recorded during the first quarter of 2020 associated with the COVID-19 pandemic. Additionally, loan losses in the three and nine months ended September 30, 2021 also includes loan losses attributable to early stage products for Cash App.

Bitcoin impairment losses were $6.0 million and $71.1 million in the three and nine months ended September 30, 2021, respectively, due to the market price of bitcoin decreasing below the carrying value of our bitcoin investment observed during the period. As of September 30, 2021, the fair value of our investment in bitcoin was $351.7 million based on observable market prices, which is $202.8 million in excess of the carrying value of our investment of $148.9 million. Any unrealized gains on our bitcoin investment will only be recognized upon the sale of such bitcoin investment.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Interest expense, net	$13,409	$14,980	$(1,571)	(10)%	$20,126	$38,955	$(18,829)	(48)%
Other expense (income), net	$12,011	$(784)	$12,795	NM	$(36,249)	$(20,513)	$(15,736)	77%

Interest expense, net, for the three and nine months ended September 30, 2021 decreased by $1.6 million and $18.8 million, compared to the three and nine months ended September 30, 2020, respectively. The decrease was primarily due to lower non-cash interest expense related to our convertible notes as a result of the adoption of ASU No. 2020-06 on January 1, 2021. Under ASU No. 2020-06, convertible notes will no longer be separated into a debt and equity component, thereby eliminating the discount associated with the equity component and the interest expense associated with such discount. This was offset in part by increases in cash interest expense related to the issuance of the 2031 Senior Notes and 2026 Senior Notes issued in May 2021. Refer to Note 13, Indebtedness, of Notes to the Condensed Consolidated Financial Statements for further details.

Other income, net for the three and nine months ended September 30, 2021 decreased by $12.8 million and increased by $15.7 million compared to the three and nine months ended September 30, 2020, respectively. The decrease in the three months ended September 30, 2021 was due to the losses from the revaluation of investments in non-marketable equity securities, foreign exchange losses, and amortization of investments in marketable debt securities. The increase in the nine months ended September 30, 2021 was primarily due to the mark to market net gain of our equity investment in DoorDash of $44.4 million arising from the revaluation of this investment, offset in part by the losses from the revaluation of investments in non-marketable equity securities, foreign exchange losses, and amortization of investments in marketable debt securities. In June 2021, we completed the sale of our remaining investment in DoorDash and as a result of the sale, this investment will have no impact to our results in future periods.

Segment Results

Seller Results

The following tables provide a summary of the revenue and gross profit for our Seller segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenue	$1,393,444	$965,279	$428,165	44%	$3,722,586	$2,542,102	1,180,484	46%
Cost of revenue	787,219	555,948	231,271	42%	2,063,208	1,461,302	601,906	41%
Gross profit	$606,225	$409,331	$196,894	48%	$1,659,378	$1,080,800	$578,578	54%

Revenue

Revenue for the Seller segment for the three and nine months ended September 30, 2021 increased by $428.2 million, or 44%, and $1.2 billion or 46% compared to the three and nine months ended September 30, 2020, respectively. The increase was primarily due to growth in GPV attributable to continued improvements experienced in both card-present volumes as a result of regional re-openings and resumed in-person business at sellers, as well as growth in higher-priced card-not-present transactions. The increase in Seller subscription and services-based revenue in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to the increased origination volumes of Square Loans, other software subscriptions, Instant Transfer for sellers, and Square Debit Card, in addition to lower Seller subscription and services-based revenue in the three and nine months ended September 30, 2020 impacted by the suspension of facilitating loans in the second quarter of 2020, and the refund of software subscription fees to our customers in March and April of 2020.

Cost of revenue

Cost of revenue for the Seller segment for the three and nine months ended September 30, 2021 increased by $231.3 million or 42%, and $601.9 million or 41% compared to the three and nine months ended September 30, 2020, which was in line with the increase in Seller revenue of $428.2 million or 44%, and $1.2 billion or 46% for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020. Transaction-based costs during the three months ended September 30, 2021 were affected by a decrease in the percentage of debit card transactions which have a lower cost per transaction, and a decrease in average transaction sizes resulting in higher cost per transaction. However, for the nine months ended September 30, 2021 the overall percentage of debit card transactions was higher compared to the nine months ended September 30, 2020, resulting in a smaller percentage increase in transaction costs compared to the percentage increase in GPV, a trend which we do not expect to continue in future periods as transactions costs customarily increase in proportion to GPV.

Cash App

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net revenue	$2,393,633	$2,068,595	$325,038	16%	$9,763,440	$3,796,506	5,966,934	157%
Cost of revenue	1,881,916	1,683,471	198,445	12%	8,210,185	2,947,587	5,262,598	179%
Gross profit	$511,717	$385,124	$126,593	33%	$1,553,255	$848,919	$704,336	83%

Revenue

Revenue for the Cash App segment for the three and nine months ended September 30, 2021 increased by $325.0 million, or 16%, and $6.0 billion or 157%, compared to the three and nine months ended September 30, 2020. The primary drivers were growth in bitcoin revenue, and, to a lesser extent, Cash App Instant Deposit, Cash Card, and Cash for Business. Bitcoin revenue increased due to the market price of bitcoin and growth in the number of active bitcoin customers. This smaller increase in the three months ended September 30, 2021 was impacted by the stability in the price of bitcoin, which affected trading activity compared to prior quarters. While bitcoin contributed 47% and 59% of the total net revenue and 22% and 72% of the increase in net revenues in the three and nine months ended September 30, 2021, respectively, gross profit generated from bitcoin was only 4% and 5% of the total gross profit. Excluding bitcoin revenue, Cash App revenue increased by $143.1 million or 33%, and $731.2 million or 75% in the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020 due to growth in numbers of active Cash App customers, increase in number of business accounts, broader macroeconomic recovery, and from government stimulus and relief programs enacted through the third quarter of 2021 in response to COVID-19. These programs provided government aid and unemployment benefits which resulted in an increase in consumer spending and inflows into our Cash App ecosystem. Cash App revenue growth may not be sustained at the same levels in future quarters and may be impacted by the enactment of further stimulus relief and benefit programs, as well as the demand and market prices for bitcoin, amongst other factors.

Cost of revenue

Cost of revenue for the Cash App segment for the three and nine months ended September 30, 2021 increased by $198.4 million, or 12%, and $5.3 billion or 179% compared to the three and nine months ended September 30, 2020. The primary driver for the increase was growth in bitcoin revenue and the associated costs of such revenue, as discussed further above. Excluding bitcoin cost of revenue, Cash App cost of revenue increased by approximately $26.0 million, or 32%, and $141.9 million or 75% in the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, due to growth in Cash Card, Cash App Instant Deposit, and Cash for Business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Gross Payment Volume (GPV) (in millions)	$45,426	$31,729	$121,392	$80,272
Adjusted EBITDA (in thousands)	$233,406	$181,320	$829,475	$288,582
Adjusted Net Income Per Share:
Basic	$0.41	$0.39	$1.64	$0.57
Diluted	$0.37	$0.34	$1.44	$0.51

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$84	$36,515	$243,113	$(80,854)
Net income (loss) attributable to noncontrolling interests	(2,960)	—	(3,303)	—
Net income (loss)	(2,876)	36,515	239,810	(80,854)
Share-based compensation expense	165,011	110,389	429,999	283,872
Depreciation and amortization	38,110	20,624	95,705	61,741
Interest expense, net	13,409	14,980	20,126	38,955
Other expense (income), net	12,011	(784)	(36,249)	(20,513)
Bitcoin impairment losses	6,000	—	71,126	—
Loss on disposal of property and equipment	877	396	1,866	2,095
Acquisition related and other costs	308	359	14,626	3,939
Acquired deferred revenue adjustment	159	281	606	1,240
Acquired deferred costs adjustment	(55)	(71)	(179)	(307)
Provision (benefit) for income taxes	452	(1,369)	(7,961)	(1,586)
Adjusted EBITDA	$233,406	$181,320	$829,475	$288,582

The following table presents a reconciliation of net income (loss) to Adjusted net income (loss) and Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$84	$36,515	$243,113	$(80,854)
Net income (loss) attributable to noncontrolling interests	(2,960)	—	(3,303)	—
Net income (loss)	(2,876)	36,515	239,810	(80,854)
Share-based compensation expense	165,011	110,389	429,999	283,872
Amortization of intangible assets	11,140	5,236	27,258	13,522
Amortization of debt issuance costs	2,868	17,516	7,005	47,624
Loss (gain) on revaluation of equity investment	6,836	—	(41,008)	(20,998)
Bitcoin impairment losses	6,000	—	71,126	—
Loss on extinguishment of long-term debt	—	1,403	—	2,393
Loss on disposal of property and equipment	877	396	1,866	2,095
Acquisition related and other costs	308	359	14,626	3,939
Acquired deferred revenue adjustment	159	281	606	1,240
Acquired deferred costs adjustment	(55)	(71)	(179)	(307)
Adjusted Net Income - basic	$190,268	$172,024	$751,109	$252,526
Cash interest expense on convertible senior notes	$1,494	$1,544	$4,833	$4,482
Adjusted Net Income - diluted	$191,762	$173,568	$755,942	$257,008

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	460,654	444,458	457,039	439,855
Diluted	525,003	514,806	524,048	501,757

Adjusted Net Income Per Share:
Basic	$0.41	$0.39	$1.64	$0.57
Diluted	$0.37	$0.34	$1.44	$0.51

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

As of September 30, 2021, we had approximately $7.4 billion in available funds, including an undrawn amount of $500.0 million available under our revolving credit facility, as described in Note 13, Indebtedness, of Notes to the Condensed Consolidated Financial Statements. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations. As of September 30, 2021, we were in compliance with all financial covenants associated with the 2020 Credit Facility and Senior Notes.

Liquidity Sources

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$4,514,609	$3,158,058
Short-term restricted cash	14,420	30,279
Long-term restricted cash	73,420	13,526
Cash, cash equivalents, and restricted cash	$4,602,449	$3,201,863
Investments in short-term debt securities	868,809	695,112
Investments in long-term debt securities	1,451,107	463,950
Cash, cash equivalents, restricted cash, and investments in marketable debt securities	$6,922,365	$4,360,925

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of September 30, 2021, we had $6.9 billion of cash and cash equivalents, restricted cash, and investments in marketable debt securities, which were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available for sale. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible senior notes.

As of September 30, 2021, we held over $4.8 billion in aggregate principal amount of long-term debt, comprised of $4.7 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 ("2022 Convertible Notes"), $642.5 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), and $575.0 million and $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026, and November 1, 2027, respectively ("2026 Convertible Notes" and "2027 Convertible Notes," respectively). Additionally, on May 20, 2021, we issued $1.0 billion and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 and June 1, 2031, respectively ("2026 Senior Notes" and "2031 Senior Notes"). The 2022 Convertible Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Convertible Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The 2026 Convertible Notes bear no interest, whereas, the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These convertible senior notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

We purchased $50.0 million and $170.0 million in bitcoin in October 2020 and February 2021, respectively, as we believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite lived intangible asset, under the accounting policy for such assets we will be required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value prohibited if the market price of bitcoin subsequently increases. We recorded impairment charges of $6.0 million and $71.1 million in the three and nine months ended September 30, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of September 30, 2021, the fair value of our investment in bitcoin was $351.7 million based on observable market prices which is $202.8 million in excess of the Company's carrying value of $148.9 million. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset.

In September 2020, we announced our intent to invest $100 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of September 30, 2021, we have invested $18.0 million in aggregate towards this initiative, of which $0.1 million and $17.5 million were invested in the three and nine months ended September 30, 2021, respectively.

In June 2020, we entered into the Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit collateralized by PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. As of September 30, 2021, $725.7 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

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

Short-term restricted cash of $14.4 million as of September 30, 2021 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to agreements with third party originating banks for certain loan products. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph below, which we expect to become unrestricted within the next year.
Long-term restricted cash of $73.4 million as of September 30, 2021 is primarily related to a reserve deposit to satisfy the capital and liquidity requirements associated with the banking operations of SFS mandated by the FDIC, as well as cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. We have recorded these amounts as non-current assets on the condensed consolidated balance sheets as we are required to establish and maintain the reserve deposit at all times to support the ongoing liquidity obligations of SFS, and due to certain lease terms extending beyond one year.

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

Cash Flow Activities
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$672,776	$260,877
Net cash used in investing activities	(1,256,619)	(531,713)
Net cash provided by financing activities	1,998,740	1,331,424
Effect of foreign exchange rate on cash and cash equivalents	(14,311)	772
Net increase in cash, cash equivalents, and restricted cash	$1,400,586	$1,061,360

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

For the nine months ended September 30, 2021, cash provided by operating activities was $672.8 million. Net income was $239.8 million, adjusted for the add back of non-cash expenses of $763.8 million, consisting primarily of share-based compensation, transaction and loan losses, bitcoin impairment losses, depreciation and amortization, and non-cash lease expenses, which contributed positively to operating activities. This was offset by net PPP loans facilitated of $184.6 million, as well as a net outflow from changes in other assets and liabilities of $146.3 million due to timing of period end.

For the nine months ended September 30, 2020, cash provided by operating activities was $260.9 million. Net loss was $80.9 million, PPP loans facilitated, less loans sold, of $462.1 million, adjusted for the add back of non-cash expenses of $588.7 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses. Whereas the increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic, the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities. Additionally, the cash generated from operating activities increased due to a net inflow from changes in other assets and liabilities of $215.1 million due to timing of period end.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, bitcoin, and business acquisitions.
For the nine months ended September 30, 2021, cash used in investing activities was $1.3 billion, primarily due to the net investments of marketable securities including investments from customer funds of $1.2 billion, purchases of bitcoin and other investments of $217.6 million, business acquisitions, net of cash acquired of $164.0 million, as well as the purchase of property and equipment of $98.0 million, partially offset by the proceeds from sale of equity investments of $420.6 million.

For the nine months ended September 30, 2020, cash used in investing activities was $531.7 million, primarily due to the net proceeds from investments of marketable securities including investments from customer funds of $416.1 million. Additional uses of cash were as a result of the purchase of property and equipment of $86.4 million and business acquisitions, net of cash acquired of $29.2 million.
Cash Flows from Financing Activities
For the nine months ended September 30, 2021, cash provided by financing activities was $2.0 billion primarily as a result of $2.0 billion in net proceeds from the 2031 Senior Notes and 2026 Notes offerings, the proceeds, net of repayments of the PPPLF advances of $261.6 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $84.9 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $312.4 million.
For the nine months ended September 30, 2020, cash provided by financing activities was $1.3 billion primarily as a result of $936.5 million in net proceeds from the 2025 Convertible Notes offering, proceeds from the PPPLF advances of $473.5 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $106.6 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $182.6 million.
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

On January 29, 2021, we entered into a second Paycheck Protection Program Liquidity Facility agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement” and together with the First PPPLF Agreement, “PPPLF Agreements”) to secure additional credit in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. Borrowings under the facility accrue interest at a rate of 0.35% and must be collateralized with loans originated under the PPP. The maturity date of any PPPLF advances will be the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. Although loans originated under the PPP have a stated maturity of between two and five years from origination, some of the loans may be forgiven 24 weeks after disbursement if they meet certain specified criteria. The PPPLF advances are also repayable if the underlying PPP loan is repaid by the customer. As of September 30, 2020, $725.7 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances. See Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements for more details on this transaction.
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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we believe accounting policies and the assumptions and estimates associated with transaction and loan losses could potentially have a material effect on our condensed consolidated financial statements and is therefore a critical accounting policy and estimate.

Additionally, as a result of the acquisition of TIDAL and the contemplated acquisition of Afterpay, we consider accounting for business combinations under ASC 805, Business Combinations, to also be a critical accounting policy and estimate as it requires management to make significant estimates and assumptions, including the valuation of intangible assets acquired, determination of fair values of liabilities assumed including pre-acquisition contingencies and valuation of contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Equity Price Risk

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations and establish a new carrying value for the investment. As of September 30, 2021, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $82.2 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would have resulted in approximately $8.2 million increase or decrease in the value of the investment. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations.

Bitcoin Market Price Risk

The Company invested $50.0 million and $170.0 million in bitcoin in the fourth quarter of 2020 and first quarter of 2021, respectively. Bitcoin is accounted for as an indefinite lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. As of September 30, 2021, the fair value of the investment in bitcoin was $351.7 million based on observable market prices resulting in $202.8 million in unrecognized gains. The Company recorded an impairment charge of $6.0 million and $71.1 million in the three and nine months ended September 30, 2021 due to fluctuations in the market price of bitcoin observed during the period. A hypothetical 10% increase or decrease in the market price of bitcoin as of September 30, 2021 would have resulted in approximately $14.9 million increase or decrease in the value of the bitcoin investment. Any decreases to the carrying value of bitcoin assets are recorded in operating expenses in the condensed consolidated statements of operations.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of September 30, 2021, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

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
•our ability to maintain, protect, and enhance our brand;
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
•competition in our industry;
•expanding our business globally;
•any acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures and other transactions that we may undertake, including our proposed acquisition of Afterpay;
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
•our reliance on third parties and their systems for a variety of services, including the processing of transaction data and settlement of funds;
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

Risks related to our proposed acquisition of Afterpay:
• additional liabilities in connection with the proposed acquisition and integration of Afterpay;
•    the failure to timely integrate Afterpay;
•    disruption in our or Afterpay’s business relationships due to the proposed acquisition;
•    additional regulatory and competitive risks in the buy now, pay later space;
•    risks of default in consumer repayments of borrowings in Afterpay’s business; and
•    increased foreign currency exchange rate risk following the completion of our proposed acquisition of Afterpay.

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

Risks Related to Our Business and Our Industry

The ongoing COVID-19 pandemic and measures intended to prevent its spread may have a material and adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. Small businesses, which constitute a large part of our sellers, have been impacted particularly hard. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have contributed significantly to increased unemployment and negatively impacted consumer and business spending. Further, the pandemic has contributed to worldwide supply chain disruption, which has adversely affected, and is expected to continue to adversely affect businesses and the economy.

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. We continue to permit employees to work remotely. As the availability of vaccines has increased and COVID-19 case rates have diminished, we have gradually begun a phased reopening of our offices. Where local health guidelines permit, vaccinated employees have been allowed to return to offices on a voluntary basis in the U.S. We continue to employ additional safety measures in our offices, including enhanced cleaning and sanitation, limiting external guests visiting our offices, and holding most meetings and events virtually. Local conditions may require us to move back under more restrictive guidelines, which could include mandatory remote work and additional safety measures. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

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

Our participation in government relief programs set up in response to the COVID-19 pandemic, such as facilitating loans to businesses under the Paycheck Protection Program or unemployment benefits, stimulus, and child tax credit payments to individuals through Cash App, may subject us to new risks and uncertainties.

Our participation in, or facilitation of, government relief programs set up in response to the COVID-19 pandemic may expose us to new risks and uncertainties.

Square Capital is an approved participant under the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") in response to the COVID-19 pandemic. The PPP was intended to provide funding for businesses so they can retain employees and includes initial loan repayment deferrals and debt forgiveness provisions for eligible borrowers. Under the PPP, Square Capital, through a bank partner (and directly with respect to the second round of PPP loans), provided small businesses two-year or five-year loans at a fixed interest rate of one percent for up to 2.5 times (or 3.5 times with respect to restaurants qualifying for a second PPP loan) the borrower’s prior-year average monthly payroll expenses, subject to certain limitations. PPP loans are eligible for forgiveness under the program, subject to numerous limitations. As of September 30, 2021, Square Capital had facilitated approximately $1.5 billion of PPP loans, excluding cancelled loans. Square Capital retained most of these PPP loans in its portfolio, but also sold 100% participation rights in certain of the first-round PPP loans to an institutional third-party investor. In addition, Square Capital has borrowed money from the Federal Reserve secured by PPP loans in its portfolio.

As a participant in the PPP, Square Capital is exposed to risks and uncertainties related to documentation, verification, forgiveness, and servicing of such loans. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults on its PPP loan, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation, review, underwriting, and servicing processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We also may become subject to litigation arising as a result of our participation in the PPP, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP or that this lending will not have a negative impact on Square Capital’s business and results of operations.

Separately, the CARES Act, the Consolidated Appropriations Act, 2021, and the American Rescue Plan Act provided for stimulus funds, called economic impact payments, to individuals, expanded eligibility for unemployment benefits, increased the amount of and extended the period for unemployment insurance benefits, and more recently, provided child tax credit payments to qualifying households. Cash App has been facilitating the payment of such stimulus funds, unemployment benefits, and child tax credit payments by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts and accepting cash-in deposits from prepaid cards issued by state governments. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. The federal programs were set up quickly and under difficult and unprecedented circumstances and the implementation of these programs at the federal, state, and local levels has been complex and difficult, causing them to be more susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of unemployment, stimulus, and child tax credit payments exposes us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss.

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

The growth of our business depends in part on existing sellers and Cash App customers expanding their use of our products and services. If we are unable to encourage broader use of our services by our sellers and Cash App customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and Cash App customers, to encourage larger sellers to use our products and services, and to introduce successful new products and services. Growth in monthly transacting active Cash App customers and such customers’ level of engagement with our products and services are essential to our success and long-term financial performance. However, the growth rate of monthly transacting active Cash App customers has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the network effects of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to the price of bitcoin and may not correlate to customer or engagement growth rates. We have invested and will continue to invest in our business in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful on the expected timeline or at all, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

While we generated net income of $213.1 million and $375.4 million for the years ended December 31, 2020 and 2019, respectively, we generated net losses of $38.5 million for the year ended December 31, 2018. During the nine months ended September 30, 2021 and September 30, 2020, we generated net income of $239.8 million and a net loss of $80.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of $48.9 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause decreased income because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

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

Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and profitability.

While we have grown the proportion of revenue from newer products and services from each of the Cash App and Seller segments and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams, or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. For example, our Cash App products are intended to make investing in certain assets, such as bitcoin, stocks, and exchange-traded funds, more accessible. However, as a result, our customers who use these products may experience losses or other financial impacts due to, among other things, market fluctuations in the prices of bitcoin and stocks. If our customers are adversely affected by such risks, they may cease using the product or Cash App altogether and our business, brand, and reputation may be adversely affected. Further, our proposed acquisition of Afterpay would see us significantly expand into the buy now, pay later (“BNPL”) lending market and expose us to additional risks described in this Quarterly Report on Form 10-Q. Our expansion into newer markets may not lead to growth or recoup our investments in a timely manner or at all and may require significant management time and attention. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers within our seller ecosystem, our Cash App ecosystem, and TIDAL, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by, and collaborations between, these companies may lead to even larger competitors with more resources.

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

We currently offer our services and products in multiple countries and plan to continue expanding our business further globally. For example, our proposed acquisition of Afterpay would see us expand our global presence. Expansion, whether in our existing or new global markets, will require additional resources and controls, and offering our services in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion could also subject our business to substantial risks, including:

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

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems, as we did with our acquisition of a majority interest in TIDAL in April 2021. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. For example, on August 1, 2021, we entered into an agreement to acquire Afterpay. This acquisition is subject to regulatory approvals, the approvals of both our shareholders and Afterpay’s shareholders, and other closing conditions. There can be no assurance that the Afterpay acquisition will be completed as expected, in a timely manner, or at all. If the acquisition of Afterpay is not completed, we will be subject to a number of risks without realizing the anticipated benefits of having completed the acquisition, including potentially the payment of a termination fee and other transaction expenses. Additionally, the market price of our securities could decline to the extent that the market price reflects an assumption that the acquisition of Afterpay will be completed, or to the extent that investors believe that the acquisition of Afterpay is material to our business strategy. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

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

•we may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a business, which could result in additional financial, legal, regulatory, or tax exposure and may subject us to additional controls, policies, procedures, liabilities, litigation, costs of compliance or remediation, or other adverse effects on our business, operating results, or financial condition;

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

We may also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur potential loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, potentially disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks related to a decline in the business, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products. Our services also provide third-party developers the opportunity to provide applications to our sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

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

More generally, if our privacy, data protection, or data security measures or those of third party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investment or other assets, or other sensitive information on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations.

Under payment card rules and our contracts with our card processors and other counterparties, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platforms. Any perceived or actual breach of security or other type of security incident, regardless of how it occurs or the extent or nature of the breach or incident, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and incidents and to implement measures in an effort to prevent further breaches and incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach or incident at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach or incident with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

Our products and services may not function as intended due to errors in our software, hardware, and systems, product defects, or due to security breaches or incidents or human error in administering these systems, which could materially and adversely affect our business.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, or negatively impact our ability to serve our customers, all of which have occurred in the past. Similarly, security breaches or incidents such as cyber-attacks or identity theft could disrupt the proper functioning of our software products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive information of ours or our customers, and other destructive outcomes. Moreover, security breaches or incidents or errors in our hardware or software design or manufacture could cause product safety issues typical of consumer electronics devices. Any of the foregoing issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

Our systems and those of our third-party vendors, including data center facilities, may experience service interruptions, outages, cyber-attacks and security breaches and incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions and other financial services, we are subject to increased scrutiny by regulators that may require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at Cash App customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changes due to COVID-19 and the related economic impact, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, such as Square Banking, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, we recently launched Cash App Teens, making certain Cash App functions, such as Cash Card, limited peer-to-peer payments, and direct deposits available to teenagers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

While we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Additionally, the recent global supply chain disruptions and shortages related to the COVID-19 pandemic have negatively affected sellers' ability to deliver goods and services on time or at all, which increases the risk of chargebacks. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. Moreover, since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

We rely on third parties and their systems for a variety of services, including the processing of transaction data and settlement of funds to us and our customers, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, and the provision of information and other elements of our services. For example, we currently rely on three acquiring processors for each of the United States, Canada, and Japan and two for each of Australia and the United Kingdom. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards issued under our own brands.

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

Our current business and anticipated growth, as well as our entry into new lines of business and our acquisitions, will continue to place significant demands on our management and other resources. In order to manage our growth effectively, we must continue to strengthen our existing infrastructure and operational procedures, enhance our internal controls and reporting systems, and ensure we timely and accurately address issues as they arise. In particular, our continued growth will increase the challenges involved in:

•improving existing and developing new internal administrative infrastructure, particularly our operational, financial, communications, and other internal systems and procedures;

•successfully expanding and implementing internal controls as they relate to our new lines of business and any acquired businesses

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

Due to our reliance on the components or products produced by suppliers such as these, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. Our ongoing efforts to identify alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products may not be successful. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. The current global supply chain disruptions and shortages, in particular with respect to integrated circuits, have affected our supply chain and resulted in low levels of inventory for some of our hardware products. We therefore may be unable to timely fulfill orders for some hardware products. These hardware shortages could negatively affect our ability to serve and acquire sellers, and if such shortages continue for an extended period of time, could materially and adversely impact our financial results.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In fact, small businesses have been, and continue to be, disproportionately affected by the COVID-19 pandemic and the related measures taken by governments and private industry to protect the public health such as stay-at-home orders. Some businesses are experiencing reduced sales and are processing fewer payments with us. If they cease to operate, they will likely stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with us receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

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

The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, the pandemic has contributed to significant supply chain disruption which has adversely affected our sellers and the economy in general and such disruption is expected to continue. In addition, we are currently subletting some of our office space. An economic downturn or our work-from-home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organization for

Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on future tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% for large multinational companies starting in 2023. Additionally, under the agreement, new rules have been introduced that will result in the reallocation of certain profits from large multinational companies to market jurisdictions. Although the implementation details are being developed and the enactment of these changes have not yet taken effect, we will be monitoring the developments and tax implications of these changes, which may have adverse tax consequences for us.

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

As of September 30, 2021, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

As of September 30, 2021, we had $4.7 million outstanding aggregate principal amount of 2022 Convertible Notes, $642.5 million aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, and $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

Prior to December 1, 2021, in the case of the 2022 Convertible Notes, February 15, 2023, in the case of the 2023 Convertible Notes, December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2022 Convertible Notes, the 2023 Convertible Notes, and the 2025 Convertible Notes for the relevant period in the calendar quarter ending September 30, 2021, the 2022 Convertible Notes, 2023 Convertible Notes, and 2025 Convertible Notes are convertible at the option of the holders thereof during the calendar quarter ending December 31, 2021. Whether the Convertible Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Convertible Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Convertible Notes and 2023 Convertible Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Convertible Notes. We currently expect to settle future conversions of the 2022 Convertible Notes and 2023 Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

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

Moreover, bitcoin currently is considered an indefinite-lived intangible asset under applicable accounting rules, meaning that any decrease in its market value below our book value for such asset at any time subsequent to its acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. We have recorded several such impairment charges.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau, and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. For example, in connection with our proposed acquisition of Afterpay we expect to establish a secondary listing on the Australian Securities Exchange (“ASX”) to allow Afterpay shareholders to trade shares of our Class A common stock via CHESS Depositary Interests on the ASX, which may subject us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

We are subject to audits, inspections, inquiries, and investigations from regulators on an ongoing basis. Although we have a compliance program focused on the laws, rules, and regulations applicable to our business, we have been and may still be subject to inquiries, investigations, fines, or other penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent data privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs, in addition to invalidating another method that some companies previously relied on for transferring personal data from the European Economic Area (“EEA”) to the United States, the EU-U.S. Privacy Shield. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. On June 4, 2021, the European Commission issued new SCCs that account for the CJEU’s decision and other developments, which need to be put in place for new contracts involving the transfer of personal data from the EEA to a third country as of September 27, 2021, and, by December 27, 2022, replace previous SCCs included in existing contracts concluded before September 27, 2021. As a result of this CJEU decision or other developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. This could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices and to engage in additional contractual obligations, and this CJEU decision or other legal or regulatory challenges or developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the U.K., although the Data Protection Act and legislation referred to as the UK GDPR substantially enacts the EU GDPR into U.K. law, the U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K. and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated. Most recently, on February 10, 2021, the Council of the EU agreed on its version of the draft ePrivacy Regulation. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. Aspects of the ePrivacy Regulation remain for negotiation between the European Commission and the Council. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. In addition, some countries are considering or have enacted legislation addressing matters such as requiring local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

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

On March 1, 2021, Square Financial Services received its deposit insurance from the FDIC and charter approval from the Utah Department of Financial Institutions and became operational. The Federal Deposit Insurance Act requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services have initial paid in capital of not less than approximately $56 million, and at all times meet or exceed the regulatory capital levels required for Square Financial Services to be considered “well capitalized” under the FDIC’s prompt corrective action rules. The regulatory total capital and leverage ratios of Square Financial Services during the first three years of operation may not be less than the levels provided in Square Financial Services’ business plan approved by the FDIC. Thereafter, the regulatory capital ratios must be annually approved by the FDIC, and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If Square Financial Services' total capital or leverage ratios fall below the levels required by the FDIC, we will need to provide sufficient capital to Square Financial Services so as to enable it to maintain its required regulatory capital ratios. If the FDIC were to increase Square Financial Services’ capital requirements, it could have adverse effects on us and Square Financial Services.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, effected significant changes to U.S. financial regulations and required rulemaking by U.S. financial regulators including adding a new Section 13 to the Bank Holding Company Act known as the Volcker Rule. The Volcker Rule generally restricts certain banking entities (such as Square Financial Services) from engaging in proprietary trading activities and from having an ownership interest in or sponsoring any private equity funds or hedge funds (or certain other private issuing entities). The current activities of Square Financial Services have not been and are not expected to be materially affected by the Volcker Rule. Nevertheless, we cannot predict whether, or in what form, any other proposed regulations or statutes or changes to implementing regulations will be adopted or the extent to which the business operations of Square Financial Services may be affected by any new regulation or statute. Such changes could subject our business to additional compliance burden, costs, and possibly limit the types of financial services and products we may offer.

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

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, BNPL lending, bitcoin and equity investing, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party intellectual property rights. Furthermore, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

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

Risks Related to Our Proposed Acquisition of Afterpay

Our proposed acquisition and the integration of Afterpay will subject us to liabilities that may exist at Afterpay or may arise in connection with the completion of the transaction.

Our proposed acquisition and the integration of Afterpay with us may pose special risks, including write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the proposed acquisition and the integration of Afterpay will subject us to liabilities (including potential tax liabilities) that may exist at Afterpay or may arise in connection with the completion of the acquisition, some of which may be unknown. Although we and our advisers have conducted due diligence on the operations of Afterpay, there can be no guarantee that we are aware of all liabilities of Afterpay. These liabilities, and any additional risks and uncertainties related to the transaction not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our business, financial condition and results of operations. Further, Afterpay’s business is different in certain ways from ours, and our results of operations may as a result be affected by factors that differ from those currently affecting our results of operations.

The failure to integrate our business and Afterpay successfully in the expected time frame would adversely affect our future results.

The success of our proposed acquisition of Afterpay will depend, in large part, on our ability to realize the anticipated benefits from combining our business with Afterpay. Our ability to realize these anticipated benefits depends on the successful integration of our business with Afterpay, which will be complex and time-consuming.

Potential difficulties that may be encountered in the integration process include the following:

•challenges and difficulties associated with managing the larger, more complex, combined company;

•conforming standards, controls, procedures and policies, and compensation structures between the companies;

•integrating personnel from the two companies while maintaining focus on developing, producing and delivering consistent, high quality products and services;

•consolidating corporate and administrative infrastructures;

•coordinating geographically dispersed organizations;

•addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the proposed acquisition;

•effecting potential actions that may be required in connection with obtaining regulatory approvals;

•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations; and

•our ability to deliver on our strategy, including the ability of the transaction to accelerate growth and to strengthen the integration between our Seller and Cash App ecosystems.

Our and Afterpay’s business relationships may be subject to disruption due to uncertainty associated with the proposed acquisition, which could have an adverse effect on our and Afterpay’s results of operations, cash flows and financial position.

Parties with which we and Afterpay do business may experience uncertainty associated with the proposed acquisition, including with respect to current or future business relationships with us, Afterpay or the combined company following the completion of the transaction. Our and Afterpay’s relationships may be subject to disruption as customers, suppliers and other persons with whom we and/or Afterpay have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Afterpay, as applicable, or consider entering into business relationships with parties other than us or Afterpay. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Afterpay or the combined company following the completion of the transaction, including an adverse effect on our ability to realize the expected synergies and other benefits of the transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of or failure to complete the transaction.

Afterpay is subject to a number of regulatory and competitive risks in the BNPL space, and these risks may adversely affect the combined company after completion of our proposed acquisition.

Afterpay operates in a range of jurisdictions including Australia, New Zealand, the United States, Canada, the United Kingdom and certain other European countries. Afterpay’s business principally consists of providing financial services, most prominently in the BNPL space, to merchants and consumers, and Afterpay is therefore subject to significant regulation in the jurisdictions in which it operates. Furthermore, with the geographic expansion of Afterpay’s business into new markets, it may become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to BNPL products and other products or services that it may offer.

Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for Afterpay to continue to operate in its current markets or to expand in accordance with its strategy. This may negatively impact Afterpay’s revenue and profitability by preventing its business from reaching sufficient scale in particular markets, which would adversely impact the combined company after the completion of the transaction. Afterpay’s inability, or perceived inability, to comply with existing or new compliance obligations, including with respect to BNPL products and/or services, could lead to regulatory investigations, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect the combined company after the completion of the transaction.

In addition, a number of competitors offer BNPL services similar to Afterpay’s. Existing competitors and new entrants in the BNPL space may engage in aggressive consumer acquisition campaigns, develop superior technology offerings or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode Afterpay’s existing market share and negatively impact Afterpay’s revenue and may hinder Afterpay’s expansion into new markets, which could adversely impact the combined company after the completion of the transaction.

Afterpay’s business may be adversely affected by risks of default in consumer repayments of borrowings and Afterpay may not be able to maintain its wholesale funding sources or secure additional financing sources on favorable terms.

A major part of Afterpay’s operations and earnings depends on revenue generated from BNPL services and Afterpay’s ability to recoup the purchase value from consumers of the goods that they have purchased using its BNPL services. Afterpay relies on its technology to assess consumers’ repayment capability for each transaction, but there can be no guarantee that such processes will always accurately predict repayments. Miscalculation of consumers’ repayment ability or a material increase in repayment failures may adversely impact the results of operations, profitability and prospects of Afterpay and the combined company following the completion of the transaction.

Afterpay partly funds its BNPL services through receivables financing arrangements with financial institutions in Australia, New Zealand, the United States and the United Kingdom (collectively the “Warehouse Facilities”). Afterpay uses the Warehouse Facilities to support Afterpay’s funding of purchases by consumers. Collections received by Afterpay from consumers are the primary source of repayments of the Warehouse Facilities. The terms of the Warehouse Facilities contain covenants that may be triggered in certain situations (such as non-repayments on consumer borrowings exceeding certain monetary thresholds or key management resigning), which may negatively impact Afterpay’s ability to obtain additional funding under the Warehouse Facilities. If certain events of default occur under the Warehouse Facilities, Afterpay may not be able to draw future funding from those Warehouse Facilities or the debt outstanding under the Warehouse Facilities may be accelerated.

In addition, Afterpay may not be able to extend the financing term or increase the funding capacity of its Warehouse Facilities beyond their existing terms or secure any such additional financing on favorable terms, in a timely manner, or at all. This could diminish Afterpay’s capacity to pay merchants in advance of collecting purchase price installments from consumers, and it could significantly slow Afterpay’s anticipated growth and may impair its ability to finance its business.

Following the completion of our proposed acquisition of Afterpay, our exposure to fluctuations in foreign currency exchange rates will be increased.

We are currently subject to some foreign currency exchange risk because we conduct business operations in several foreign countries through its foreign subsidiaries or affiliates, which conduct business in their respective local currencies. Afterpay conducts a significant portion of its operations outside of the United States through its subsidiaries or affiliates, which also operate in their respective local currencies. Therefore, following the completion of our proposed acquisition of Afterpay, our international operations will account for a more significant portion of our overall operations than they do presently and our exposure to fluctuations in foreign currency exchange rates will increase. Because our financial statements will continue to be presented in U.S. dollars subsequent to the completion of the transaction, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including many of our executive officers, employees, and directors and their affiliates, held approximately 60.89% of the voting power of our combined outstanding capital stock as of September 30, 2021. Our executive officers and directors and their affiliates held approximately 63.33% of the voting power of our combined outstanding capital stock as of September 30, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Our amended and restated bylaws provide that a state court located within the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law; or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2021, we issued a total of 77,305 shares of our Class A common stock in connection with the acquisition of a technology company, pursuant to exemptions from registration provided by Section 4(a)(2).

Purchases of Equity Securities by the Company and Affiliated Purchasers

Period	Total number of Shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31	8,470	(i)	$241.85		—	—
August 1 to August 31	3,773	(i)	$247.26		—	—
September 1 to September 30	1,275,365	(ii)	$—		—	—
Total	1,287,608		$243.52	(iii)	—	—

(i) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards.
(ii) The Company exercised a pro-rata portion of the 2022 convertible note hedges and of the 2023 convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain 2022 Convertible Notes and 2023 Convertible Notes. The note hedges were net shares settled and the Company received 1,981 shares of the Company's Class A common stock from the counterparties in connection with the 2022 convertible note hedges and 1,273,384 shares of the Company's Class A common stock from the counterparties in connection with the 2023 convertible notes hedges.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Scheme Implementation Deed, dated as of August 2, 2021, by and among Square, Inc., Lanai (AU) 2 Pty Ltd, and Afterpay Limited.	8-K	001-37622	2.1	August 2, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

SQUARE, INC.

Date:	November 4, 2021	By:	/s/ Jack Dorsey
Jack Dorsey
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)