Form 10-K
period 2021-12-31
Block, Inc.
filed 2022-02-24
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________
Commission File Number 001-37622
______________________
BLOCK, INC.
(Exact name of registrant as specified in its charter)
______________________

Delaware	80-0429876
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Address Not Applicable1
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2021 as reported by the New York Stock Exchange on such date was approximately $95.2 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2022, the number of shares of the registrant’s Class A common stock outstanding was 518,361,474 and the number of shares of the registrant's Class B common stock outstanding was 61,696,578.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.
1 As of 2021, we do not designate a headquarters location as we have adopted a distributed work model.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic and related public health measures on our business, customers, and employees, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our potential exposure as a participant in the Paycheck Protection Program ("PPP"), our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume (GPV) and revenue, including our expectations regarding the Cash App and Square ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, the integration of Afterpay with our business, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters and the adequacy of reserves for such matters, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

PART I
Item 1. BUSINESS

Our Business

We started Block with the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, an important capability that was previously inaccessible to many businesses. As our company grew, we recognized that sellers need a variety of solutions to thrive and saw how we could apply our strength in technology and innovation to help sellers. We have since expanded our Square ecosystem to provide more than 30 distinct products and services to sellers that help them manage and grow their business. Similarly, with Cash App, we have built an ecosystem of financial services to help individuals manage their money. Our purpose of economic empowerment drives the development of all our products and services. Effective June 30, 2020, we changed the way we reported our results from one operating and reportable segment to two. Our two reportable segments are Square, formerly referred to as Seller, and Cash App, reflecting our two primary ecosystems and the way management and our chief operating decision maker (“CODM”) review and assess the performance of our business.

On December 1, 2021, we changed our name from Square to Block. Block is the name for the company as a corporate entity. The Square name has become synonymous with our Seller business, and this move allowed the Seller business to own the Square brand it was built for. The change to Block acknowledges our growth. Since our start in 2009, we have added Cash App, TIDAL, and TBD as businesses, and the name change creates room for further growth. Block is an overarching ecosystem of many businesses united by their purpose of economic empowerment, and serves many people—individuals, artists, fans, developers, and sellers.
Square Ecosystem: Square offers a cohesive commerce ecosystem that helps our sellers start, run, and grow their businesses. We combine software, hardware, and financial services to create products and services that are cohesive, fast, self-serve, and elegant. These attributes differentiate Square in a fragmented industry that traditionally forces sellers to stitch together products and services from multiple vendors, and more often than not, rely on inefficient non-digital processes and tools. Our ability to add new sellers efficiently, help them grow their business, and cross-sell products and services has historically led to continued and sustained long-term growth. In the year ended December 31, 2021, we processed $152.8 billion of Square Gross Payment Volume ("GPV"), which was generated by more than 3 billion card payments from 526 million payment cards. At the end of 2021, our Square ecosystem had over 261 million buyer profiles and approximately 366 million items were listed on Square by sellers.

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

    TIDAL: In the second quarter of 2021, we completed the acquisition of a majority ownership interest in TIDAL, a global music and entertainment platform that expands our purpose of economic empowerment to artists. TIDAL offers an extensive catalog of more than 80 million songs and 350,000 high-quality videos. TIDAL focuses on putting both the artist experience and fan experience at the center of decisions, providing artists direct access to their audience and allowing fans deeper connections to their favorite artists through original, exclusive, and curated content and events. TIDAL has a global presence with listeners in more than 60 countries and relationships with more than 200 labels and distributors.

    TBD: In the third quarter of 2021, we launched TBD with a mission to build an open developer platform to make it easier for individuals and businesses to access bitcoin and other blockchain technologies without having to go through an institution.

    Spiral: In 2019, we launched Spiral, an independent team solely focused on contributing to bitcoin open source work.

Afterpay: On January 31, 2022, we completed the acquisition of Afterpay Limited ("Afterpay"). Afterpay is a global ‘buy now, pay later’ ("BNPL") platform that facilitates commerce between retail merchants and end-customers by allowing its retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. Through the use of Afterpay’s BNPL products, end-customers can split their purchases across four installments, generally due in two-

week increments, without paying fees (if payments are made on time). Afterpay provides end-customers the ability to get desired items now but pay for them later while simultaneously helping merchants increase sales and order values. Afterpay pays its retail merchant customers the full order value upfront (less a percentage fee) and assumes the risk of non-payment from the end-customer. Apart from capped late payment fees, end-customers do not incur additional fees. Afterpay operates an online shop directory, which allows consumers to search by product category for stores that offer Afterpay as a payment option, and offers an Afterpay in-store card for in-person transactions at a merchant’s point of sale. We intend to integrate the Afterpay BNPL platform into the Cash App and Square ecosystems, strengthening the connection between these ecosystems, expanding access to more sellers and customers, and helping drive more commerce between our sellers and customers. Afterpay will be integrated into Square’s online and in-person checkout solutions, strengthening Square’s omnichannel platform. Customers will be able to manage their installments and repayments directly within Cash App, potentially driving increased engagement, while the commerce discovery from the Afterpay App will be integrated with Cash App to help drive lead generation for merchants and customer engagement.

Response to COVID-19

In 2020 and 2021, we made certain focused investments in each of our Square and Cash App ecosystems to help our customers adapt to COVID-19.

For our Square sellers, we provided resources with information and advice. We eliminated fees for our software products for the months of March and April 2020, as well as certain other months in 2020 and 2021 for markets outside the U.S., and introduced options for sellers to pause subscriptions temporarily based on their circumstances. We prioritized omnichannel product launches to help sellers transition to serving more of their customers online and through contactless commerce, including curbside pickup and delivery for Square Online and a website for customers to purchase eGift Cards from sellers. We also temporarily offered our sellers free marketing campaigns to update their buyers on recent changes and to promote their businesses. As a participant in the Paycheck Protection Program (PPP), we distributed loans to Square sellers. As of December 31, 2021, we had facilitated approximately $1.5 billion of PPP loans, excluding canceled loans, providing more than 150,000 loans to small businesses. As of December 31, 2021, approximately $725.9 million in the aggregate of PPP loans had been forgiven by the Small Business Administration, of which, $679.6 million was forgiven in 2021. We approved and funded the last remaining PPP applications on May 21, 2021 upon exhaustion of the funds in the program.

For our Cash App customers, we published educational materials to help them understand the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") stimulus programs. We expanded direct deposit access to many of our Cash App customers, allowing customers to direct deposit government funds into their Cash App accounts. Customers could spend their funds using Cash Card and we adapted certain Boost rewards to pandemic-relevant merchants and categories (e.g. grocery stores) to benefit our customers.

Our Customers

Our Square sellers: Square sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from sole proprietors to multi-national businesses. Square sellers span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, France, and Spain. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings. We are also increasingly serving mid-market sellers, which we define as sellers that generate more than $500,000 in annualized GPV. Our ability to service mid-market sellers is due to our ability to offer more flexible and complex solutions as well as a growing product suite. GPV from mid-market sellers represented 37% of Square GPV in the fourth quarter of 2021, up from 30% in the fourth quarter of 2020 and 28% in the fourth quarter of 2019. For the years ended December 31, 2021, 2020 and 2019, we had no customer who accounted for greater than 5% of our GPV or our total net revenue.

The charts below show the percentage mix of our Square GPV by seller industry and seller size, excluding Cash App for the year ended December 31, 2021:

% OF GPV BY INDUSTRY

29%
Food and Drink
20%
Retail
13%
Professional Services
10%
Beauty and Personal Care
10%
Healthcare and Fitness
9%
Home and Repair
10%
Other

GPV MIX BY SELLER SIZE
13%
26%
61%
Q4 2015
17%
27%
57%
Q4 2016
20%
28%
52%
Q4 2017
24%
28%
48%
Q4 2018
28%
28%
44%
Q4 2019
30%
30%
40%
Q4 2020
37%
29%
34%
Q4 2021
>$500K ANNUALIZED GPV
$125K–$500K ANNUALIZED GPV
<$125K ANNUALIZED GPV

Our Cash App Customers: As of December 2021, Cash App had more than 44 million monthly transacting actives across the United States and Europe which had at least one financial transaction using any Cash App product or service. In 2021, across the iOS App Store and Google Play, Cash App was the number one finance app and the number four app overall, based on downloads in the United States. Cash App has a diverse mix of customers. In the United States, Cash App had monthly transacting actives in each of the 50 states and nearly every county as of December 2021.

Our Products and Services

Square Ecosystem:

Our Square ecosystem consists of more than 30 distinct software, hardware, and financial services products. We monetize these products through a combination of transaction, subscription, and service fees.

Software

We offer a growing suite of cloud-based software solutions to help Square sellers more effectively operate and manage their businesses. Our software is designed to be self-serve and intuitive to make initial setup and new employee training fast and easy. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. Sellers get frequent software updates and upgrades automatically. Square's software offerings include our Online, Point of Sale, Developer Platform, Customer Relationship Management, and Team Management products.

Square's point of sale products help sellers make sales and track sales, inventory, customers’ purchase histories, and tips. All point of sale products have a free software tier without a subscription fee, which we monetize only through payments transaction fees. Among Square's point of sale products, Square Appointments, Square for Retail, and Square for Restaurants also have premium tiers with additional functionality, which we monetize through subscription fees in addition to transaction fees on payments.

•Square Point of Sale is a general purpose point-of-sale software solution for businesses that need an easy to use, customizable point of sale solution that adapts to any business type and stage. It is available for both iOS and Android and is pre-installed on Square Register and Square Terminal hardware devices.

•Square Appointments is for appointment-based businesses that need a point-of-sale software solution with integrated booking capabilities. It can be used on iOS, Android, or via a web browser. Appointments includes a free online booking site so buyers can easily schedule appointments and select their preferred time, service, and staff member. It is also integrated with Square Assistant, an artificial intelligence enabled automated messaging tool that responds to buyers efficiently and professionally, saving sellers' time and helping prevent no-shows.

•Square for Retail is tailored for sellers in the retail industry and includes advanced inventory management, cost of goods sold reporting, purchase orders, vendor management, and barcode scanning.

•Square for Restaurants is tailored for both quick service and full-service restaurants. It includes table, order and course management, a kitchen display system, and revenue and cost reporting.

Square's online products make it easy to sell online and via social media. When used in conjunction with Square's point of sale products, sellers can offer omnichannel experiences for their customers such as buy online, pickup in store or curbside, and buy online, return in store. All online products have a free tier without a subscription fee, which we monetize only through transaction fees on payments. Square Online and Square Invoices also have premium tiers with additional functionality that is monetized via software fees in addition to transaction fees on payments.

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

Square's business and customer relationship management products give sellers digital tools to streamline their operations. These tools seamlessly integrate with other Square products eliminating the latent, time-consuming, and error prone processes typically used to copy and sync data between disparate systems. We monetize these products via software fees with the exception of Square Contracts, Feedback, and Dashboard which we do not directly monetize.

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

•Square Loyalty, Messages, Marketing, Gift Cards, and Feedback help sellers engage with their buyers in-store and online to grow their business. By linking customer data and feedback with point-of-sale and online commerce data, Square can offer sellers integrated omnichannel loyalty, marketing and feedback. Square's closed-loop system allows sellers to easily assess performance and return on investment.

•Square Dashboard provides sellers with real-time data and insights about orders, items, inventory, customers, employees, payments, marketing, and loyalty performance. It can be used via the web or the Dashboard iOS app. This reporting enables sellers to stay informed and make timely decisions about their business from anywhere.

Finally, Square offers a developer platform including APIs (application programming interfaces) and SDKs (software development kits) that enable external developers to integrate with the Square ecosystem.

•Payment APIs support in-person, online, and mobile payments. Square Reader SDK enables developers to seamlessly integrate Square hardware with a seller’s custom point of sale, allowing them to build unique checkout experiences such as self-ordering kiosks powered by Square’s managed payments service. With Square's online payments APIs, developers can integrate Square payments into a seller’s e-commerce website or online store. Square's In-App Payments SDK enables developers to build consumer mobile apps that use Square to process payments. These products are primarily monetized through transaction fees on payment volumes.

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

Hardware

Square custom-designs hardware that can process all major card payment forms, including magnetic stripe, EMV chip, and NFC (contactless). Sellers are able to accept cards issued by Visa, MasterCard, American Express, Discover, JCB,

Interac Flash (in Canada), e-Money (in Japan), and eftpos (in Australia). Square hardware can be integrated with additional accessories such as cash drawers, receipt printers, scales, and barcode scanners to provide sellers with a comprehensive point-of-sale solution. Square's hardware portfolio includes the following:

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

Financial Services

Square acts as both the merchant of record for the transaction as well as the payment service provider (PSP). As the merchant of record, Square is the party responsible for settling funds with the seller and helps manage transaction risk loss on behalf of the merchant. Square's position as the merchant of record helps Square better serve its sellers. For example, as the merchant of record, we can more efficiently onboard new sellers through our website, leveraging our risk assessment models, and we have insights into transaction-level data that we use to inform our sellers and launch new products. Square has negotiated terms and entered into contractual arrangements directly with the other service providers of transaction processing services, including the acquiring processors and card networks, and indirectly with the issuing banks. These contracts include negotiated terms, such as more favorable pricing, that are generally not available to sellers if they were to contract directly with these sub-service providers.

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

•Square Savings is a high-yield business savings account, with no monthly fees or minimums, designed to make cash flow management easier for sellers. With Square Savings, sellers can easily and automatically put aside a portion of their sales into their savings account while also organizing their money within folders, streamlining the process of saving funds for specific goals and priorities, such as quarterly tax obligations.

•Square Checking provides sellers with a FDIC-insured account that gives them instant access to their sales and the ability to immediately use those funds via a debit card (Square Debit Card), withdrawn from an ATM, or transferred via ACH.

•Square Loans (formerly Square Capital) facilitates loans to qualified Square sellers through our subsidiary Square Financial Services (“SFS”), which is an industrial loan corporation (“ILC"). SFS began its operations in March 2021. Square Loans eliminates the lengthy (and often unsuccessful) loan application process. We are able to approve sellers for these loans while facilitating prudent risk management by using our unique data set of a seller’s Square transactions to help facilitate loan underwriting and collections. The terms are straightforward for sellers, and once approved, they get their funds quickly, often the next business day. Generally, for loans to Square sellers, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are sized to be less than 20% of a seller's expected annual GPV and, by simply running their business, sellers historically have repaid their loan in less than nine months on average. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis. This funding allows us to mitigate our balance sheet and liquidity risk. Since its public launch in May 2014, Square Loans has facilitated more than 1.6 million loans and advances, representing more than $11.3 billion in principal amount loaned. This includes approximately $1.5 billion of Paycheck Protection Program (PPP) loans, excluding canceled loans, providing more than 150,000 loans to small businesses.

•Square Payroll allows sellers to pay wages and associated employee taxes, and offer employee benefits (e.g. 401(k) accounts). The Square ecosystem drives competitive differentiation for our Payroll product with the ability to use Payroll in conjunction with our point of sale products, Team Management, and Cash App.

Cash App Ecosystem:

With Cash App, we are building an ecosystem of financial products and services that helps individuals manage their money by making it more relatable, instantly available, and universally accessible. Cash App has a diverse set of customers across demographics and domestic regions. Cash App primarily serves customers in the United States with its breadth of products, and also provides certain services to customers in Europe, primarily with Cash App in the United Kingdom and with Verse in Spain.

Storing, Sending, and Receiving Funds

Customers can use Cash App to inflow funds in a variety of ways, including by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service, by transferring money from a bank account, depositing mobile-checks, or by adding physical cash at participating retailers. We have enhanced the efficiency of peer-to-peer transfers by streamlining the onboarding process for new Cash App customers. Many Cash App accounts also have a routing number and a unique account number, which allows customers to deposit funds directly from their paychecks. These funds can then be sent to another customer through the app, spent anywhere that accepts cards or withdrawn from an ATM using the Cash Card, invested in stocks or ETFs, used to buy bitcoin, or transferred to a bank account (either instantly for a fee or for free in 1-3 days). Additionally, Cash App has made it easier for people to manage a business by enabling payments to their Cashtag, allowing higher weekly limits, and providing relevant tax reporting forms.

We are expanding Cash App’s ecosystem by reaching more customers globally. We offer cross-border payments between the United States and the United Kingdom, allowing customers to instantly transfer funds between these countries using real-time exchange rates with no fees.

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

Cash Card also offers customers discounts at certain businesses through the Cash Boost program. Cash Boost is a free and instant rewards program for Cash App customers, which offers a discount at a specific business (e.g. 10% off a purchase on DoorDash) or a discount at certain business types (e.g. grocery stores). Customers can select the Cash Boost they want to apply to their Cash Card through the Cash App, and the discount is instantly applied to their Cash App balance when customers make eligible transactions. Some Cash Boosts are selected and funded by Cash App, while others are funded by our partners. Costs related to the Cash Boost rewards program that are funded by Cash App are recognized as reductions to revenue.

Investing

Customers can also use Cash App to invest their funds in U.S. listed stocks and exchange-traded funds ("ETFs") or buy and sell bitcoin.

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

Commerce

    Cash App is focused on driving greater commerce between customers and merchants.

Launched in the third quarter of 2021, Cash App Pay is a simple, mobile-friendly way for Cash App customers to pay at merchants across online and in-person channels. As of December 2021, Cash App Pay is enabled for a subset of Square sellers that are using certain Square hardware and software products. With Cash App Pay, Cash App customers can pay at Square sellers by simply scanning a QR code or tapping a button on their mobile device at checkout.

    Cash for Business allows business accounts to use Cash App to collect payments for their business by accepting peer-to-peer transactions for a fee.

Tax Preparation

In the fourth quarter of 2020, we acquired Credit Karma Tax, which added a tax filing product for individuals to Cash App's ecosystem. In the first quarter of 2021, we launched Cash App Taxes, which provides a seamless, mobile-first solution for individuals to file their taxes for free.

Sales and Marketing

Square Ecosystem

Square's seller ecosystem has a strong brand and continues to increase awareness of Square and our Square ecosystem of products among sellers by enhancing our services and fostering rapid adoption through brand affinity, direct marketing, public relations, direct sales, and partnerships. Our Net Promoter Score (NPS) has averaged nearly 63 over the past four quarters, which is approximately double the average score for banking providers. Our high NPS means Square sellers recommend our services to others, which we believe strengthens the Square brand and helps drive efficient customer acquisition.

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

In addition to direct channels, we work with third-party developers and partners who offer our solutions to their customers. Partners expand our addressable market to sellers with individualized or industry-specific needs. Through the Square App Marketplace, Square partners are able to expand their own addressable market by reaching the millions of sellers using Square. As of December 31, 2021, Square had more than 800 managed partners connected to its platform.

Cash App Ecosystem

Cash App has also developed a strong brand, which can be traced back to our compelling features, self-serve experience, unique design, and engaging marketing.

Peer-to-peer transactions serve as the primary acquisition channel for Cash App. Peer-to-peer transactions have powerful network effects as every time a customer sends or requests money, Cash App can acquire a new customer or reengage an existing customer. We have enhanced the efficiency of peer-to-peer transfers by streamlining the onboarding process for Cash App, enabling customers to sign up in minutes. We offer the peer-to-peer service to our Cash App customers for free, and we consider it to be a marketing tool to encourage the usage of Cash App. We do not generate revenue on the majority of peer-to-peer transactions and for these transactions we characterize card issuance costs, peer-to-peer costs and risk loss as a sales and marketing expense.

Cash App also uses paid marketing, including referrals, advertising spend, partnerships, and social media campaigns, to expand its network by enhancing its brand, reaching new customers, and improving retention among existing customers.

Additionally, we see the launch and advertising of new Cash App features as an important way to attract new customers. Features such as Cash Card and Boost rewards, bitcoin buying and selling, investing in stocks and ETFs, cross-border payments, Cash App Pay, and a tax preparation service enhance Cash App’s utility for customers and provide reasons for individuals to try Cash App.

Product Development and Technology

We design both our Square and Cash App products and services to be cohesive, fast, self-serve, and elegant, and we organize our product teams accordingly, combining individuals from product management, engineering, data science, analytics, design, and product marketing. Our products and services are platform-agnostic with most supporting iOS, Android, and web. We frequently update our software products and have a rapid software release schedule with improvements deployed regularly. Our services are built on a scalable technology platform, and we place a strong emphasis on data analytics and machine learning to maximize the efficacy, efficiency, and scalability of our services.

In our Square ecosystem, this enables us to capture and analyze billions of transactions per year and automate risk assessment for more than 99.95% of all transactions. Our hardware is designed and developed in-house, and we contract with third-party manufacturers for production.
Our Competition

Square Ecosystem

The markets in which our Square ecosystem operates are competitive and evolving. Our competitors range from large, well-established vendors to smaller, earlier-stage companies.

We seek to differentiate ourselves from competitors primarily on the basis of our extensive commerce ecosystem and our focus on building remarkable products and services that are cohesive, fast, self-serve, and elegant. In addition, we differentiate ourselves by offering transparent pricing, no long-term contracts, and our ability to innovate and reshape the industries we operate in to expand access to traditionally unserved or underserved sellers. With respect to each of these factors, we believe that we compare favorably to our competitors. Competitors that overlap with certain functions and features that we provide include:
•Pen and paper, manual processes, and paper currency

•Business software providers such as those that provide point of sale, website building, inventory management, employee management, customer relationship management invoicing, and appointment booking solutions
•Payment terminal vendors
•Merchant acquirers
•Banks that provide payment processing, checking, savings, loans, and payroll
•Payroll processors
•Established or new alternative lenders

Cash App Ecosystem

Cash App is our ecosystem of financial services for individuals and competes with other companies in the peer-to-peer payments, debit and prepaid cards, credit card rewards, stock trading, tax filing, digital wallet, and bitcoin exchange spaces. Our competitors include money transfer apps, prepaid debit card offerings, brokerage firms, tax firms and crypto trading services.

We primarily compete based on our brand and the simplicity and quality of our customer experience. We invest in brand, design, and technology to keep our products fast and simple, while also improving and expanding our features.

Human Capital

Our employees are the driving force behind our purpose of economic empowerment. Attracting, developing, and retaining top talent remain a focus in the development of our human capital programs. As of December 31, 2021, we had 8,521 full-time employees worldwide with 1,353 full-time employees outside the US. We also engage temporary employees and consultants as needed to support our operations.

We have a purpose-driven culture, with a focus on employee input and well-being, which we believe enables us to attract and retain exceptional talent. We offer learning and development programs for all employees, as well as a robust manager training program. Employees are able to actively voice their questions and thoughts through many internal channels, including our company townhall meetings and bi-annual employee engagement surveys. While we have been in support of a distributed work model for years, due to the COVID-19 pandemic we were able to increase our focus on this model more quickly. For Block, the distributed work model means that we no longer have a designated headquarters location and that for the vast majority of roles, our employees have the option to work from home or from a Block office space. Whether it be from home, in an office, or a combination of the two, we are focused on providing our employees with more flexibility. This policy has unlocked opportunities to hire and retain talent in more locations, as many employees can continue to work for us if they need or want to relocate.

A key focus of our human capital management approach is our commitment to improving inclusion and diversity. In 2021, our focus was on building sustainable systems to champion inclusion and diversity via three critical channels — growing our Communities program (employee resource groups), equipping our managers to build and lead inclusive teams, and making diversity a central component of our recruiting strategy. Each year, we publish our workforce demographics on our inclusion and diversity blog to show how far we have come, where there is room to grow, and how our workforce is evolving from multiple perspectives. The 2021 report is available at: https://squareup.com/us/en/about/diversity/workforce-data-2021. The contents of the report and our websites are not incorporated by reference into this Annual Report on Form 10-K.

From a total rewards perspective, Block offers a competitive compensation and benefits package, which we review and update each year. Our annual compensation planning coincides with our feedback cycle where employees and managers have performance conversations to facilitate learning and career development. As part of our compensation review program, we conduct pay equity analyses annually.

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

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. We are the registered holder of a variety of U.S. and international trademarks and domain names that include the terms “Block,” “Square,” “Cash App," “Afterpay,” “Weebly," “TIDAL,” “Spiral,” “TBD,” and variations thereof.

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

Consumer Protection

The Consumer Financial Protection Bureau and other federal, local, state, and foreign regulatory and law enforcement agencies regulate financial products and enforce consumer protection laws, including those applicable to credit, deposit, and payments services, and other similar services. These agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce rules and regulations that affect our business.

Anti-Money Laundering

We are subject to anti-money laundering ("AML") laws and regulations in the United States and other jurisdictions. We have implemented an AML program designed to prevent our payments network from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our network from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent applicable foreign authorities. Our AML compliance program includes policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer, and is designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.

Bank Regulation

We obtained approval from the Federal Deposit Insurance Corporation ("FDIC") and the Utah Department of Financial Institutions to open an industrial loan corporation ("ILC") in 2021. The opening of Square Financial Services, our ILC, in March 2021 subjects us to direct state and federal regulatory supervision and requires compliance with applicable banking regulations and requirements.

Broker-Dealer Regulation

Our subsidiary, Cash App Investing LLC ("Cash App Investing"), operates as a broker-dealer and is therefore registered with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority ("FINRA"). As a broker-dealer, Cash App Investing is subject to SEC and FINRA laws and regulations including, without limitation, how it markets its services, handles customer assets, keeps records, and reports to the SEC and FINRA. Cash App Investing is also registered in each state where we conduct business, and subject to those states’ securities laws and regulations.

Virtual Currency Regulation

We are subject to certain licensing and supervisory frameworks as a result of our Cash App offering, through which customers can use their stored funds to buy, hold and sell bitcoin, and transfer bitcoin to and from Cash App. We currently hold a New York State BitLicense. The laws and regulations applicable to virtual currency are evolving and subject to interpretation and change. Therefore, our current and future virtual currency services may be or become subject to additional licensing and regulatory requirements by other state and federal authorities.

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

Seasonality

Historically, for our Square ecosystem transaction-based revenue has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners. We have not historically experienced meaningful seasonality with respect to total net revenue as this effect has been offset by our revenue growth. In 2020 and 2021, typical seasonality trends for the Square ecosystem were impacted as a result of the COVID-19 pandemic and subsequent shelter in-place restrictions.

Historically, our Cash App ecosystem experiences improvements in revenue and gross profit related to the distribution of government funds as customers have pulled more funds into Cash App, including during the first quarter when tax refunds are distributed. During the year ended December 31, 2021, we saw a significant increase in total Cash App revenue, primarily from bitcoin revenue which contributed 57% of total consolidated net revenue in 2021, and 48% of the total increase in consolidated net revenues in 2021. The primary drivers of bitcoin revenue are customer demand and the current market price of bitcoin, and as such, may not be indicative of future performance and skew typical seasonality trends in the Cash App ecosystem.

Corporate Information

Block was incorporated in Delaware in June 2009. In 2020, we started adopting a distributed work model. As of 2021, although our real estate footprint remains intact, we no longer have a designated headquarters location. Our telephone number is (415) 375-3176. Our website is located at www.block.xyz, and our investor relations website is located at investors.block.xyz. The information contained in, or accessible through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

We use various trademarks and trade names in our business, including “Block,” “Square,” “Cash App” and “Afterpay,” which we have registered in the United States and in various other countries. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Annual Report on Form 10-K.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the Twitter accounts @Blocks and @BlockIR, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee charters, code of business conduct and ethics, and corporate governance guidelines, is also available on our investor relations website under the heading “Governance Documents.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•our ability to maintain, protect, and enhance our brands;
•our participation in government relief programs set up in response to the COVID-19 pandemic;
•our ability to retain existing sellers and customers, attract new sellers and customers, and increase sales to both new and existing sellers and customers;
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
•liabilities that may exist at Afterpay;
•the successful integration of our business with Afterpay;
•additional risks of our majority interest in TIDAL;
•expanding our business globally;
•additional risks of BNPL lending;
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
•the integration of our services with a variety of operating systems and the interoperation of our hardware that enables merchants to accept payment cards with third-party mobile devices utilizing such operating systems; and
•difficulties estimating the amount payable under TIDAL's license agreements.

Economic, financial, and tax risks:
•the ongoing COVID-19 pandemic and measures intended to prevent its spread;
•a deterioration of general macroeconomic conditions;
•any inability to secure financing on favorable terms, or at all, or covenants in our existing credit agreement, the indentures, or future agreements;

•our ability to service our convertible notes and our senior notes;
•counterparty risk with respect to our convertible note hedge transactions;
•our bitcoin investments being subject to volatile market prices, impairment, and other risks of loss;
•foreign exchange rates risks; and
•any greater-than-anticipated tax liabilities or significant valuation allowances on our deferred tax assets.

Legal, regulatory, and compliance risks:
•extensive regulation and oversight in a variety of areas of our business;
•complex and evolving regulations and oversight related to privacy and data protection;
•litigation, including intellectual property claims, government investigations or inquiries, and regulatory matters or disputes;
•obligations and restrictions as a licensed money transmitter;
•regulatory scrutiny or changes in the BNPL space;
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
•supervision and regulation of Square Financial Services, including the Dodd-Frank Act and its related regulations'
•any inability to protect our intellectual property rights; and
•assertions by third parties of infringement of intellectual property rights by TIDAL.

Risks related to ownership of our common stock:
•the dual class structure of our common stock;
•volatility of the market price of our Class A common stock;
•the dual-listing of our Class A common stock on the NYSE and our CDIs on the Australian Securities Exchange;
•our convertible note hedge and warrant transactions;
•anti-takeover provisions contained in our amended and restated certificate of incorporation, our second amended and restated bylaws, and provisions of Delaware law; and
•exclusive forum provisions in our bylaws.

Risks Related to Our Business and Our Industry

Our business depends on our ability to maintain, protect, and enhance our brands.

Having a strong and trusted brand has contributed significantly to the success of our business. We believe that maintaining, promoting, and enhancing the Square brand, the Cash App brand, the TIDAL brand, and our other brands, in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining and promoting our brands will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and be a technology leader. We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brands. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

The introduction and promotion of new products and services, as well as the promotion of existing products and services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Twitter, or Facebook. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brands more expensive or more difficult. If we are unable to market and promote our brands on third-party platforms effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire sellers for Square. Our ability to acquire new sellers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation and other claims; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brands and deter customers from adopting our services or our products. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

Our participation in government relief programs set up in response to the COVID-19 pandemic, such as facilitating loans to businesses under the Paycheck Protection Program or unemployment benefits, stimulus, and child tax credit payments to individuals through Cash App, may subject us to new risks and uncertainties.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), the Consolidated Appropriations Act, 2021, and the American Rescue Plan Act provided for stimulus funds, called economic impact payments, to individuals, expanded eligibility for unemployment benefits, increased the amount of and extended the period for unemployment insurance benefits, and provided child tax credit payments to qualifying households. Cash App has been facilitating the payment of such stimulus funds, unemployment benefits, and child tax credit payments by offering account and routing numbers that customers can use to deposit such payments directly into their Cash App accounts and accepting cash-in deposits from prepaid cards issued by state governments. Cash App has also worked with partner banks to expand direct deposit eligibility for its customers. The federal programs were set up quickly and under difficult and unprecedented circumstances and the implementation of these programs at the federal, state, and local levels has been complex and difficult, causing them to be more susceptible to fraud, data breaches, technical difficulties, and other new and uncertain risks. Cash App’s facilitation of unemployment, stimulus, and child tax credit payments exposes us to operational, compliance, reputational, and legal risks, which could result in governmental action, litigation, or other forms of material and adverse loss. Moreover, as such stimulus measures have ended, growth in new Cash App customers may slow.

As a participant in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 under the CARES Act in response to the COVID-19 pandemic, Square Capital provided small businesses two-year or five-year PPP loans. Square Capital approved and funded the last remaining PPP loan applications in May 2021 upon exhaustion of the funds in the program. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults on its PPP loan, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation, review, underwriting, and servicing processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We also may become subject to litigation arising as a result of our participation in the PPP, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP loans or that this lending will not have a negative impact on our business and results of operations.

As our revenue has increased, our growth rate has slowed at times in the past and may slow or decline in the future, and our growth rates in each of our reporting segments may vary. Future revenue growth depends on our ability to retain existing sellers and customers, attract new sellers and customers, and increase sales to both new and existing sellers and customers.

Our rate of revenue growth has slowed at times in the past and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Additionally, our rate of revenue growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in monthly transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of monthly transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the network effects of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to the price of bitcoin and may not correlate to customer or engagement growth rates.

The growth of our business depends in part on our existing sellers and customers expanding their use of our products and services. If we are unable to encourage broader use of our services within each ecosystem by our existing sellers and customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and customers, to encourage sellers and customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in our business in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful on the expected timeline or at all, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

    While we generated net income of $166.3 million, $213.1 million, and $375.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, we have generated significant net losses in the past. As of December 31, 2021, we had an accumulated deficit of $28.0 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. Moreover, businesses we acquire may have different profitability than us, which may affect our overall profitability, particularly until we are able to realize expected synergies. For example, Afterpay has generated net losses in the past. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

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

While we have grown the proportion of revenue from newer products and services from each of the Cash App and Square segments and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams, or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. For example, our Cash App products are intended to make investing in certain assets, such as bitcoin, stocks, and exchange-traded funds, more accessible. However, as a result, our customers who use these products may experience losses or other financial impacts due to, among other things, market fluctuations in the prices of bitcoin and stocks. If our customers are adversely affected by such risks, they may cease using the product or Cash App altogether and our business, brand, and reputation may be adversely affected. Our expansion into newer markets may not lead to growth and may require significant management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by, and collaborations between, these companies may lead to even larger competitors with more resources. For example, a number of competitors offer BNPL services similar to Afterpay’s. Existing competitors and new entrants in the BNPL space may engage in aggressive consumer acquisition campaigns, develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode Afterpay’s existing market share and may hinder expansion into new markets.

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

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

•the transaction may not advance our business strategy or may harm our growth or profitability;

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

Our recent acquisition of Afterpay will subject us to liabilities that may exist at Afterpay.

Our recent acquisition of Afterpay may pose special risks, including write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the acquisition will subject us to liabilities that may exist at Afterpay or may arise in connection with the integration of Afterpay, some of which still may be unknown. There can be no guarantee that we are aware of all liabilities of Afterpay. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our business, financial condition and results of operations.

The failure to integrate our business and Afterpay successfully in the expected time frame would adversely affect our future results.

The success of our acquisition of Afterpay will depend, in large part, on our ability to realize the anticipated benefits from combining our business with Afterpay. Our ability to realize these anticipated benefits depends on the successful integration of our business with Afterpay, which will be complex and time-consuming.

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

•potential unknown liabilities and unforeseen expenses;

•our ability to deliver on our strategy, including the ability of the transaction to accelerate growth and to strengthen the integration between our Square and Cash App ecosystems; and

•the diversion of management’s attention caused by integrating the companies’ operations.

Our acquisition of a majority interest in TIDAL represents a new line of business for us and subjects us to new risks and uncertainties.

In 2021, we acquired a majority interest in TIDAL which represents a new line of business for us. We will need to continue to rely on the existing TIDAL executive team, as our management team has less experience in the music industry. TIDAL’s business is dependent on the various rights holders. We cannot provide assurances that we or TIDAL will be able to maintain or expand arrangements with partners and other third parties on acceptable terms, if at all. Further, the music industry is highly concentrated, which means we rely on a small number of entities that may take adverse actions or take advantage of their market power to pursue arduous financial or other terms that may adversely affect us or may restrict our ability to innovate and improve our streaming service. Our streaming service also competes for listeners on the basis of the presence and visibility of our app, which is distributed via app stores operated by Apple and Google. We face significant competition for listeners from these companies, which also promote their own music and content. In addition, our competitors’ streaming products may be pre-loaded or integrated into consumer electronics products or automobiles more broadly than our streaming product, which makes such competitors more visible to consumers. If we are unable to compete successfully for listeners against other media providers, then our TIDAL business may suffer.

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

Expanding our business globally subjects us to new challenges and risks.

We currently offer our services and products in multiple countries and plan to continue expanding our business further globally. Our acquisition of Afterpay expanded our global presence. Expansion, whether in our existing or new global markets, will require additional resources and controls, and offering our services and products in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion could also subject our business to substantial risks, including:

•difficulty in attracting a sufficient number of sellers and customers;

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

BNPL lending subjects us to increased risks related to defaults in consumer repayments of borrowings and risks related to wholesale funding sources.

Revenue generated from BNPL services depends on our ability to recoup the purchase value of the goods that consumers have purchased using our BNPL services. Although Afterpay relies on technology to assess consumers’ repayment capability for each BNPL transaction, there can be no guarantee that such processes will always accurately predict repayments. Miscalculation of consumers’ repayment ability or a material increase in repayment failures may adversely impact our results of operations, profitability and prospects.

Afterpay partly funds its BNPL services through receivables financing arrangements with financial institutions in Australia, New Zealand, the United States and the United Kingdom (collectively the “Warehouse Facilities”). Afterpay uses the Warehouse Facilities to support the funding of purchases by consumers. The terms of the Warehouse Facilities contain covenants that may be triggered in certain situations (such as non-repayments on consumer borrowings exceeding certain monetary thresholds or key management resigning), which may negatively impact Afterpay’s ability to obtain additional funding under the Warehouse Facilities. If certain events of default occur under the Warehouse Facilities, Afterpay may not be able to draw future funding from those Warehouse Facilities or the debt outstanding under the Warehouse Facilities may be accelerated.

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

Square Loans is our commercial lending program. Square Financial Services, as the originator of the loans provided by Square Loans in the U.S., is subject to risks in addition to those described elsewhere in this Annual Report on Form 10-K. Maintaining and growing our Square Loans business is dependent on institutional third-party investors purchasing the eligible business loans originated by us. If such third parties fail to continue to purchase such business loans or reduce the amount of future loans they purchase, then we may need to reduce originations, or we would need to fund the purchase of additional business loans from our own resources. We then may have to reduce the scale of Square Financial Services, which could have a direct impact on our ability to grow. Additionally, Square Financial Services has certain customary repurchase obligations in its loan purchase and servicing agreements with such institutional third-party investors for breaches of certain eligibility representations and warranties. If third parties reduce the price they are willing to pay for these business loans or reduce the servicing fees they pay us in exchange for servicing the business loans on their behalf, then the financial performance of Square Financial Services would be harmed.

The business loans provided by Square Loans are generally unsecured obligations of our sellers, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our sellers could cause some sellers who utilize Square Loans to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where our recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third-party investors depend on the collectability of the business loans, if there is an increase in sellers who utilize Square Loans who are unable to make repayment of business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, if the sellers who utilize

Square Loans are unable to repay their loans, the risk of loss in our owned loan portfolio will increase and our business may be adversely affected.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach or a technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

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

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects in our customer-facing software and hardware, internal systems, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, or systems, we may face negative publicity, government investigations, and litigation. Additionally, Square relies on a limited number of component and product suppliers located outside of the U.S. to manufacture its products. As a result, our direct control over production and distribution is limited and it is uncertain what effect such diminished control will have on the quality of Square’s products. If there are defects in the manufacture of Square’s hardware products, we may face similar negative publicity, investigations, and litigation, and Square may not be fully compensated by its suppliers for any financial or other liability that it suffers as a result. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

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

A significant natural or man-made disaster could have a material and adverse impact on our business. Certain of our offices and data center facilities are located in the San Francisco Bay Area, a region known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our offices or data centers could result in lengthy interruptions in our services or could result in related liabilities. We do not maintain insurance sufficient to compensate us for the potentially significant losses that could result from disruptions to our services.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at Cash App customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changes due to COVID-19 and the related economic impact, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, such as Square Banking and BNPL, expand existing services, including online payment acceptance, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, we recently launched Cash App Teens, making certain Cash App functions, such as Cash Card, limited peer-to-peer payments, and direct deposits available to teenagers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area where some of our offices are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.

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

•successfully expanding and implementing internal controls as they relate to our new lines of business and any acquired businesses;

•installing enhanced management information and control systems; and

•preserving our core values, strategies, and goals and effectively communicating these to our employees worldwide.

These challenges have increased as we shift to a more distributed workforce. If we are not successful in developing and implementing the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations. As we grow and our business model evolves, we must balance the need for additional controls and systems with the ability to efficiently develop and launch new features for our products and services. However, it is likely that as we grow, we will not be able to launch new features, or respond to customer or market demands as quickly as a smaller, more efficient organization. If we do not successfully manage our growth, our business will suffer.

Additionally, our key metrics are calculated using internal company data based on the activity we measure on our platforms and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. There are inherent challenges and limitations in measuring our business globally at scale, and the methodologies used to calculate our key metrics inherently require some judgment. We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors do not consider our reporting metrics to accurately reflect our business or they disagree with our methodologies, our reputation may be harmed and our business may be adversely impacted.

Many of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.

Many of the key components used to manufacture our products, such as the custom parts of our magstripe reader come from limited or single sources of supply. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles our magstripe reader and our contactless and chip reader, as well as manufactures those products’ plastic parts with custom tools that we own but that the manufacturer maintains on its premises. The term of the agreement with that manufacturer automatically renews for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement renews for consecutive one-year periods unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider renews for successive two-year terms unless either party provides notice of non-renewal.

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

Some of our hardware devices manufactured in China are subject to 25% tariffs when imported to the United States, while some other hardware devices are subject to tariffs at 7.5%. These tariffs negatively affect the gross margin on the impacted products, which only partially has been offset by adjustments to the prices of some of the affected products. Any future tariffs and actions related to items imported from China or elsewhere could also negatively impact our gross margin on the impacted products, and increases in our pricing as a result of tariffs would reduce the competitiveness of our products if our competitors do not make similar pricing adjustments. The impact of any increased or new tariffs or other trade restrictions could have a material and adverse effect on our business, financial condition, and results of future operations.

Our business could be harmed if we are unable to accurately forecast demand for our products and to adequately manage our product inventory.

We invest broadly in our business, and such investments are partially driven by our expectations of the future success of a product. For example, our products such as the Square Reader often require investments with long lead times. An inability to correctly forecast the success of a particular product could harm our business. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for our competitors’ products, unanticipated changes in general market or economic conditions, and business closures and other actions taken to combat COVID-19.

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

In addition, Square hardware interoperates with wired and wireless interfaces to mobile devices developed by third parties. For example, the current versions of Square’s magstripe reader plug into an audio jack or a Lightning connector. The use of these connection types could change, and such changes and other potential changes in the design of future mobile devices could limit the interoperability of our hardware and software with such devices and require modifications to our hardware or software. If we are unable to ensure that our hardware and software continue to interoperate effectively with such devices, if doing so is costly, or if existing merchants decide not to utilize additional parts necessary for interoperability, our business may be materially and adversely affected.

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

We also expect to implement new internal controls related to the TIDAL business in addition to the existing controls TIDAL currently maintains. If we fail to implement and maintain effective controls relating to rights holder liabilities, we may underpay/under-accrue or overpay/over-accrue the royalty amounts payable to record labels, music publishers, and other copyright owners. Failure to accurately pay our royalties may damage our business relationships, our reputation, and adversely affect our business, operating results, and financial condition.

Economic, Financial, and Tax Risks

The ongoing COVID-19 pandemic and measures intended to prevent its spread may have a material and adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has increased economic uncertainty and reduced economic activity. Small businesses, which constitute a large part of our sellers, have been impacted particularly hard. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. Such measures have at times negatively impacted consumer and business spending. Further, the pandemic has contributed to worldwide supply chain disruption, which has adversely affected, and is expected to continue to adversely affect, businesses and the economy. In addition, inflation in light of the economic recovery has impacted and may continue to impact consumer spending and the economy as a whole.

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. We continue to permit employees to work remotely. As the availability of vaccines has increased, we have gradually begun a phased reopening of our offices. Where local health guidelines permit, vaccinated employees have been allowed to return to offices on a voluntary basis in the U.S. We continue to employ additional safety measures in our offices, including enhanced cleaning and sanitation, limiting external guests visiting our offices, and holding most meetings and events virtually. Local conditions may require us to move back under more restrictive guidelines, which could include mandatory remote work and additional safety measures. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition will depend on developments that remain uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, the existence of new variants and mutations of the virus and their severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In fact, small businesses have been, and continue to be, disproportionately affected by the COVID-19 pandemic and the related measures taken by governments and private industry to protect the public health such as stay-at-home orders. Some businesses are experiencing reduced sales and are processing fewer payments with us. If these small businesses cease to operate, they will likely stop using our products and services altogether. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if more of our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

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

We are also monitoring developments related to the United Kingdom’s exit from the European Union. Brexit could have significant implications for our business and could lead to economic and legal uncertainty and increasingly divergent laws, regulations, and licensing requirements. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.

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

As of December 31, 2021, we had $0.5 million outstanding aggregate principal amount of 2022 Convertible Notes, $460.6 million aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, and $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

On December 1, 2021, the 2022 Convertible Notes became freely convertible at the option of each holder until the maturity date of the 2022 Convertible Notes. Prior to February 15, 2023, in the case of the 2023 Convertible Notes, December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2023 Convertible Notes, and the 2025 Convertible Notes for the relevant period in the calendar quarter ending December 31, 2021, the 2023 Convertible Notes and 2025 Convertible Notes are convertible at the option of the holders thereof during the calendar quarter ending March 31, 2022. Whether the Convertible Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Convertible Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Convertible Notes and 2023 Convertible Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Convertible Notes. We currently expect to settle future conversions of the 2022 Convertible Notes and 2023 Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

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

We purchased $50 million in bitcoin in October 2020 and another $170 million in bitcoin in February 2021, and we may make additional bitcoin purchases in the future. The price of bitcoin has been highly volatile in the past and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. If the market value of the bitcoin we hold decreases relative to the purchase prices, our financial condition may be adversely impacted.

Moreover, bitcoin currently is considered an indefinite-lived intangible asset under applicable accounting rules, meaning that any decrease in its market value below our book value for such asset at any time subsequent to its acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. We have recorded several such impairment charges. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our bitcoin, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

We are exposed to fluctuations in foreign currency exchange rates.

Following our acquisition of Afterpay, our international operations account for a more significant portion of our overall operations and our exposure to fluctuations in foreign currency exchange rates has increased significantly, which could have a negative impact on our reported results of operations. From time to time, we may enter into forward contracts, options, and/or foreign exchange swaps related to transaction exposures that arise in the normal course of our business. These and other such hedging activities may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We may have exposure to greater-than-anticipated tax liabilities, which may materially and adversely affect our business.

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, and foreign tax audits relating to transfer pricing, income, sales & use, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% for large multinational companies starting in 2023. Additionally, under the agreement, new rules have been introduced that will result in the reallocation of certain profits from large multinational companies to market jurisdictions where customers and users are located. Although the implementation details are being developed and the enactment of these changes has not yet taken effect, we will be monitoring the developments and tax implications of these changes, which may have adverse tax consequences for us. On November 18, 2021, the US House of Representatives passed the Build Back Better Act (“BBB Act”), which introduced significant changes to federal corporate income tax rules. These proposed tax rules have not passed the U. S. Senate. If enacted, such tax law changes may have adverse consequences for us.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, digital advertising taxes, income taxes, or other taxes relating to our activities. New or revised taxes, in particular, sales & use taxes, VAT, and similar taxes, including digital advertising taxes and digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, and certain foreign jurisdictions, have considered or adopted laws or administrative practices that attempt to impose obligations for online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of December 31, 2021, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau, and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the Australian Securities Exchange (“ASX”), subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

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

We are subject to audits, inspections, inquiries, and investigations from regulators on an ongoing basis. Although we have a compliance program focused on the laws, rules, and regulations applicable to our business, we have been and may still be subject to inquiries, investigations, fines, or other penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual breach of compliance by us with respect to applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential liability.

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

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and data security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent data privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or other developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. This could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices and to engage in additional contractual obligations, and legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the U.K., although the Data Protection Act and legislation referred to as the UK GDPR substantially enacts the EU GDPR into U.K. law, the U.K.’s exit from the EU has created uncertainty with regard to the regulation of data protection in the U.K. and data transfers between the U.K., the EU, and other jurisdictions and could require us to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and will be modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and becomes fully effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements relating to personal information of California residents, and provide for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. More generally, privacy, data protection and data security continues to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. Various states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act , and on July 7, 2021, Colorado enacted the Colorado Privacy Act. Both of these are comprehensive privacy statutes that will become effective in 2023 and share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy and security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. Laws and regulations directed at privacy, data protection, and data security, and those that have been applied in those areas, can be challenging to comply with and may be subject to evolving interpretations or applications. In particular, with laws and regulations such as the GDPR in the EU and the CCPA, CPRA, and other laws in the U.S. imposing new and relatively burdensome obligations, and with the interpretation and application of these and other laws and regulations subject to evolving and uncertain interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving legal or regulatory requirements, industry standards, or contractual obligations could result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, and fines, penalties and other liabilities, may harm our reputation and competitive position, and may cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

We are subject to risks related to litigation, including intellectual property claims, government investigations or inquiries, and regulatory matters or disputes.

We may be, and have been, subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand. We also receive significant media attention, which could result in increased litigation or other legal or regulatory reviews and proceedings. Moreover, legal disputes or government or regulatory inquiries or findings may cause follow-on litigation or regulatory scrutiny by additional parties.

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, BNPL lending, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party copyrights, patents, trademarks, and other intellectual property rights. For example, H&R Block recently filed a lawsuit against us for trademark infringement following our name change to Block. If any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

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

We are subject to a number of regulatory risks in the BNPL space.

Afterpay’s business principally consists of providing financial services, most prominently in the BNPL space, to merchants and consumers, and Afterpay is therefore subject to significant regulation in the jurisdictions in which it operates, including Australia, New Zealand, the United States, Canada, the United Kingdom and certain other European countries. Furthermore, with the geographic expansion of our BNPL business into new markets, we may become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to BNPL.

Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in Afterpay’s current markets or to expand into new markets. This may negatively impact our revenue and profitability. Our inability, or perceived inability, to comply with existing or new compliance obligations, including with respect to BNPL products and/or services, could lead to regulatory investigations, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us.

Our subsidiary Cash App Investing is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds by users of our Cash App through a third-party clearing and carrying broker, DriveWealth LLC (“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore Cash App Investing is subject to regulation, examination, and supervision by the SEC, FINRA, and state securities regulators. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-

dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 60.48% of the voting power of our combined outstanding capital stock as of December 31, 2021. Our executive officers and directors and their affiliates held approximately 62.90% of the voting power of our combined outstanding capital stock as of December 31, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Our Class A common stock is listed to trade on more than one stock exchange, and this may result in price variations.

Our Class A common stock is listed for trade on the NYSE and as CHESS Depositary Interests, or CDIs, on the Australian Securities Exchange (“ASX”). Dual-listing may result in price variations between the exchanges due to a number of factors. Our Class A common stock is traded in U.S. dollars on the NYSE and our CDIs are traded in Australian Dollars on the ASX. The two exchanges also have differing vacation schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result in different trading prices for our Class A common stock on the two exchanges. Other external influences may also have different effects on the trading price of our Class A common stock on the two exchanges.

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

Anti-takeover provisions contained in our certificate of incorporation, our bylaws, and provisions of Delaware law could impair a takeover attempt.

Our amended and restated certificate of incorporation (“certificate of incorporation”), our second amended and restated bylaws (“bylaws”), and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock.

Among other things, our dual-class common stock structure provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding shares of common stock. Further, our certificate of incorporation and bylaws include provisions (i) creating a classified board of directors whose members serve staggered three-year terms; (ii) authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock; (iii) limiting the ability of our stockholders to call special meetings; (iv) eliminating the ability of our stockholders to act by written consent without a meeting or to remove directors without cause; and (v) requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

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

Any provision of our certificate of incorporation, bylaws, or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our Class A common stock.

Our bylaws provide that a state court or federal court located within the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court in Delaware or federal district court for the District of Delaware) is the exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, in all cases subject to the court having jurisdiction over the claims at issue and the indispensable parties. The choice of forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material and adverse impact on our business.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES

The Company leases 469,056 square feet of space in San Francisco, California, for product development, sales, marketing, and business operations under a lease that expires in 2023. We also lease 59,905 square feet in New York, New York for a product development, sales, and business operations office under a lease that expires in 2025. In December 2018, we entered into a lease arrangement for 355,762 square feet of office space in Oakland, California under a lease that expires in 2031. In July 2019, the Company entered into a lease arrangement for 226,185 square feet of office space in St Louis, Missouri, for a term of 15.5 years with options to extend the lease term for two 5-year terms. The lease commencement date varies by floor beginning in May 2020. In addition, we also have offices in several other locations and believe our facilities are sufficient for our current needs.

Item 3. LEGAL PROCEEDINGS

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation and Regulatory Matters” in Note 18 of the accompanying notes to our consolidated financial statements, which is incorporated herein by reference.

In addition, from time to time, we are involved in various other legal matters, investigations, claims, and disputes arising in the ordinary course of business. We cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While we do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position, or liquidity, we cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to our operating results for any particular period.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “SQ” on November 19, 2015. Prior to that date, there was no public trading market for our Class A common stock. Our CHESS Depositary Interests ("CDIs") are traded on the Australian Securities Exchange (the "ASX") under the symbol "SQ2". There is no public trading market for our Class B common stock.

Holders of Record
As of February 18, 2022, there were 933 holders of record of our Class A common stock and 33 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders. As of February 18, 2022, we estimate that we have approximately 57,773 holders of record of our CDIs.

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
Issuer Purchases of Equity Securities

Period	Total number of Shares purchased		Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 to October 31	693,901	(i)	$239.29	(ii)	—	—
November 1 to November 30	14,493	(iii)	$255.04	(ii)	—	—
December 1 to December 31	192	(iv)	$—		—	—
Total	708,586		$243.99	(ii)	—	—

(i) Includes 8,877 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company’s Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 685,024 shares of the Company's Class A common stock from the counterparties in October of 2021.
(ii) Excludes the shares received through the exercise of the note hedges.
(iii) Includes 3,773 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company’s Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 10,720 shares of the Company's Class A common stock from the counterparties in November of 2021.
(iv) The Company exercised a pro-rata portion of convertible note hedges (described in Note 13, Indebtedness, of the Notes to the Consolidated Financial Statements) to offset the shares of the Company’s Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 192 shares of the Company's Class A common stock from the counterparties in December of 2021.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Block, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on December 31, 2015 and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Block, Inc.	$100.00	$254.37	$411.52	$458.99	$1,596.77	$1,184.96
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P North American Technology	$100.00	$137.78	$141.75	$202.25	$293.57	$371.08

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis provides a review of the results of operations, key operating metrics and non-GAAP financial measures, and liquidity and capital resources of Block, Inc. on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.
This section of this Annual Report on Form 10-K generally discusses fiscal 2021 compared to fiscal 2020. The comparison of the fiscal 2020 results with the fiscal 2019 results that are not included in this Annual Report on Form 10-K can be found in the "Management's Discussion and Analysis Results of Operations" section in the Company's fiscal 2020 Annual Report on Part II, Item 7 of Form 10-K, filed on February 23, 2021.
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
Overview

On December 1, 2021, we changed our name from Square to Block. Block is the name for the company as a corporate entity. We started Block with the Square ecosystem in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many solutions to thrive, and we have expanded to provide them additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial services to help individuals manage their money. We also added TIDAL, and TBD as businesses to contribute to our purpose of economic empowerment. TBD, a bitcoin-focused business was established to build an open developer platform with the goal of making it easy to create non-custodial, permissionless, and decentralized financial services.

Our Square ecosystem is a cohesive commerce ecosystem that helps sellers start, run and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize the majority of these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offerings, a seller can accept payments in person via swipe, dip, or tap of a card, or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Our Square ecosystem includes Square Banking launched in July 2021 for our U.S. sellers, which consists of a suite of products including Square Savings, Square Checking, and Square Loans (formerly known as Square Capital). Square Checking is offered through a partner bank, and Square Savings and Square Loans are offered through our wholly-owned subsidiary Square Financial Services, Inc. ("Square Financial Services"). The industrial loan company charter for Square Financial Services was approved by the Federal Deposit Insurance Corporation ("FDIC") on March 1, 2021. Square Financial Services offers banking services including certain loan and deposit products. In the second quarter of 2021, we began offering Square Loans in Australia. Square Savings allows sellers to automatically set aside funds from daily sales into savings accounts that earn interest. Square Checking provides sellers with an FDIC insured account allowing them instant access to their sales and the ability to use those funds for business expenses using their Square Debit Card, withdraw from an ATM, transfer via ACH, or paying employees via Square Payroll. Square Loans offers sellers access to business loans based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale or for investment. We have grown rapidly to serve millions of sellers that represent a diverse set of industries (including services, food-related business, and retail businesses) and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, France and Spain.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive peer-to-peer payments, add physical cash at participating retailers, deposit mobile checks, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. Additionally, customers can use Cash App Pay, a checkout option which allows customers to pay using their Cash App account. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. The Cash App ecosystem also includes a tax filing product for individuals, providing a seamless, mobile-first solution for individuals to file their taxes for free.

On January 31, 2022 (February 1, 2022 Australian Eastern Daylight Time), we completed the acquisition of Afterpay Limited (“Afterpay”), a global BNPL platform. The purchase consideration was comprised of 113,387,895 shares of the Company’s Class A common stock with an aggregate fair value of $13.9 billion based on the closing price of the Company’s Class A common stock on the acquisition date. In addition, under the terms of acquisition agreement, the Company issued replacement equity awards for outstanding equity awards to Afterpay employees. Refer to Note 8, Acquisitions, of Notes to the Condensed Consolidated Financial Statements for further details.
On April 30, 2021, we completed the acquisition of a majority ownership interest in TIDAL as detailed in Note 8, Acquisitions, of Notes to the Consolidated Financial Statements. TIDAL is a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends our purpose of economic empowerment to musicians.
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
We participated in two rounds of the Paycheck Protection Program (“PPP”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). These PPP loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As of December 31, 2021, we had facilitated the issuance of $1.5 billion of loans in the aggregate under the program, of which we had sold $399.1 million to an investor. As of December 31, 2021, approximately $725.9 million in the aggregate of PPP loans had been forgiven by the SBA, of which, $679.6 million was forgiven in the year ended December 31, 2021. We approved and funded the last remaining PPP applications on May 21, 2021 upon exhaustion of the funds in the program.

To fund some of our PPP loans, we entered into Paycheck Protection Program Liquidity Facility agreements with the Federal Reserve Bank of San Francisco for an aggregate principal amount of up to $1.0 billion. Borrowings under the facility accrue interest at a rate of 0.35% and advances are collateralized by the same value of the loans originated under the PPP. The maturity date of any PPPLF advance is the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. The advances under the facility are repayable if the associated PPP loans are forgiven, repaid by the customer, or settled by the government guarantee. As of December 31, 2021, $497.5 million of PPPLF advances were outstanding.

Update on the Impact of COVID-19 on Current Trends and Outlook

In 2021, we experienced improvements in our business, despite elevated infection rates across the country due to various COVID-19 variants. These improvements were mainly as a result of varying states of continued economic recovery and re-openings in the majority of U.S. markets. We experienced growth in our Square GPV performance, as in-person activity at sellers continued to increase on a year-over-year basis. Overall, we continued to experience improvements in our business in our international markets, although regional lockdowns in select markets periodically affected in-person activity. Our Cash App business performed well due to increased consumer spending, as we continued to benefit from the strength of a broader macroeconomic recovery, regional re-openings, and government stimulus and relief programs enacted in response to COVID-19.

Although our business results remain positive, the continued effects of the COVID-19 pandemic on our financial results and the broader economic recovery are unknown. The emergence of new and more transmissible variants of COVID-19 has at times led to a resurgence of the virus, particularly in populations with low vaccination rates. Further, the impacts of inflation on our business and the broader economy, which may be exacerbated by the economic recovery from the COVID-19 pandemic, may also impact our financial condition and results of operations.

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
Subscription and services-based revenue. Revenue from Cash App, Square Loans (formerly known as Square Capital), and Instant Transfers for sellers currently comprise the majority of our subscription and services-based revenue. Cash App subscription and services-based revenue is primarily comprised of transaction fees from both Cash App Instant Deposit and Cash Card. Our other subscription and services-based products include website hosting and domain name registration services, Gift Cards, Square Appointments, Customer Engagement, Employee Management, Payroll, Square Checking, and other product offerings.

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

Square Loans originates loans to sellers that are generally repaid through withholding a percentage of the collections of the seller's receivables processed by us or a specified monthly amount. In April 2021, we began originating loans in the U.S. through our wholly-owned subsidiary bank, Square Financial Services. Prior to the launch of Square Financial Services, the loans were generally originated by a bank partner, from whom we purchased the loans to obtain all rights, title, and interests. We also originate loans to the customers of certain sellers which are generally repaid via ACH. For some of the loans, it is our intention to sell the rights, title, and interest to third-party investors for an upfront fee. We are retained by the third-party investors to service the loans and earn a servicing fee for facilitating the repayment of these loans through our payments solutions. Certain loans, for which we have the intention and ability to hold through maturity, are not immediately sold to third-party investors, in which case, interest and fees earned are recognized as revenue using the effective interest method.

TIDAL primarily generates revenue from subscriptions to its customers, and such subscriptions allow access to the song library, video library, and improved sound quality. Customers can subscribe to services directly from the TIDAL website or through the Apple store, for which the Company charges a monthly fee which is recognized ratably as revenue as the service is provided.
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
Hardware costs. Hardware costs consist primarily of product costs associated with contactless and chip readers, Square Terminal, Square Stand, Square Register, and third-party peripherals. Product costs include manufacturing-related overhead and personnel costs, packaging, and fulfillment costs. Hardware is sold primarily as a means to grow our transaction-based revenue and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware business.

Bitcoin costs. Bitcoin cost of revenue is comprised of the amounts we pay to purchase bitcoin, which will fluctuate in line with the price of bitcoin in the market. We purchase bitcoin to facilitate customers’ access to bitcoin.
Operating Expenses
Operating expenses consist of product development, sales and marketing, general and administrative expenses, transaction and loan losses, and bitcoin impairment losses. For product development and general and administrative expenses, the largest single component is personnel-related expenses, including salaries, commissions and bonuses, employee benefit costs, and share-based compensation. In the case of sales and marketing expenses, a significant portion is related to the Cash App peer-to-peer transactions and Cash Card issuance costs, in addition to paid advertising and personnel-related expenses. Operating expenses also include allocated overhead costs for facilities, human resources, and IT.
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

Transaction losses include chargebacks for unauthorized credit card use and the inability to collect on disputes between buyers and sellers over the delivery of goods or services, as well as losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash Card. We base our reserve estimates on prior chargeback history and current period data points indicative of transaction loss. We reflect additions to the reserve in current operating results, while realized losses are offset against the reserve. The establishment of appropriate reserves for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses.

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

Bitcoin impairment losses. Bitcoin held as an investment is accounted for as an indefinite lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset.

Interest and Other Income and Expense, net

Interest and other income and expense, net consists primarily of gains or losses arising from marking to market of equity investments, interest expense related to our long-term debt, interest income on our investment in marketable debt securities, and foreign currency-related gains and losses.

Provision (Benefit) for Income Taxes

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

Results of Operations

Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Transaction-based revenue	$4,793,146	$3,294,978	$1,498,168	45%
Subscription and services-based revenue	2,709,731	1,539,403	1,170,328	76%
Hardware revenue	145,679	91,654	54,025	59%
Bitcoin revenue	10,012,647	4,571,543	5,441,104	119%
Total net revenue	$17,661,203	$9,497,578	$8,163,625	86%
Total net revenue for the year ended December 31, 2021, increased by $8.2 billion, or 86%, compared to the year ended December 31, 2020. Bitcoin revenue increased by $5.4 billion, and represented 67% of the increase in total net revenue. Excluding bitcoin revenue, total net revenue increased by $2.7 billion, or 55%, in the year ended December 31, 2021, compared to the year ended December 31, 2020.

Transaction-based revenue for the year ended December 31, 2021 increased by $1.5 billion or 45%, compared to the year ended December 31, 2020. This increase in revenue was in line with the increase in GPV of 49% for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily attributable to and affected by the following events and factors:

•continued improvements in both card-present volumes as a result of regional re-openings and resumed in-person activity at sellers, as well as growth in card-not-present volume, which are higher-priced transactions;
•increase in consumer spending driven in part by a broader macro economic recovery, regional re-openings and growth in our Square GPV in international markets despite periodic lockdowns in certain markets, as well as U.S. government disbursements related to stimulus programs in place in 2021; and
•growth in Cash App Business GPV which includes Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business includes peer-to-peer transactions received by business accounts using Cash App.
These factors had varying impacts on GPV growth and may continue to impact our revenues in the future.

Subscription and services-based revenue for the year ended December 31, 2021 increased by $1.2 billion or 76%, compared to the year ended December 31, 2020. The increase was primarily driven by both Cash App and Square subscription and services products. The increase in Cash App subscription and services-based revenue is primarily due to increased Cash Card usage and Cash App Instant Deposit volumes. Square subscription and services-based revenue increased primarily due to the increased origination volumes of Square Loans, other software subscriptions, and Instant Transfer for sellers. Subscription and services-based revenue also includes revenue generated from music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware revenue for the year ended December 31, 2021 increased by $54.0 million or 59%, compared to the year ended December 31, 2020. The increase was primarily a result of an overall increase in sales of hardware across many of our product offerings, due in particular to Square Register, Square Terminal, and third party peripherals.

Bitcoin revenue for the year ended December 31, 2021 increased by $5.4 billion or 119% compared to the year ended December 31, 2020. The increase was due to the market price of bitcoin and growth in the number of active bitcoin customers. The amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. During the year ended December 31, 2021, we saw a significant growth in bitcoin revenue as compared to the year ended December 31, 2020. While bitcoin contributed 57% and 48% of the total revenue in 2021 and 2020, respectively, and 67% and 85% of the increase in revenues in 2021 and 2020, respectively, gross profit generated from bitcoin was only 4.9% and 3.5% of the total gross profit in 2021 and 2020, respectively.

Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Transaction-based costs	$2,729,442	$1,916,644	$812,798	42%
Subscription and services-based costs	495,761	228,649	267,112	117%
Hardware costs	221,185	144,342	76,843	53%
Bitcoin costs	9,794,992	4,474,534	5,320,458	119%
Total cost of revenue	$13,241,380	$6,764,169	$6,477,211	96%

Total cost of revenue for the year ended December 31, 2021, increased by $6.5 billion, or 96%, compared to the year ended December 31, 2020. Bitcoin costs of revenue increased by $5.3 billion, and represented 82% of the increase in the total cost of revenue. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $1.2 billion, or 51%, in the year ended year ended December 31, 2021, compared to the year ended December 31, 2020.

Transaction-based costs increased by $812.8 million or 42% for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in transaction-based costs was primarily attributable to an increase in GPV of 49% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in GPV was partially offset by growth in card-present volumes, debit card transactions and an increase in average transaction size, lowering the average cost per transaction. Card-present and debit card transactions are, generally, associated with lower costs per transaction.

Subscription and services-based costs for the year ended December 31, 2021 increased by $267.1 million or 117% compared to the year ended December 31, 2020. The increase was driven primarily by growth in Cash Card, Instant Deposit activity and costs related to music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware costs for the year ended December 31, 2021 increased by $76.8 million or 53%, compared to the year ended December 31, 2020. The increase was primarily due to the same drivers for the increase in hardware revenue discussed above as well as increased costs in the second half of 2021 due to global chip shortages and increased shipping costs.

Bitcoin costs for the year ended December 31, 2021 increased by $5.3 billion or 119%, compared to the year ended December 31, 2020. Bitcoin costs of revenue comprises of the total amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Product Development (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Product development	$1,399,079	$885,681	$513,398	58%
Percentage of total net revenue	8%	9%

Product development expenses for the year ended December 31, 2021, increased by $513.4 million, or 58%, compared to the year ended December 31, 2020, due primarily to the following:

•an increase of $376.0 million in personnel costs for the year ended December 31, 2021, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel-related costs includes an increase in share-based compensation expense of $157.0 million for the year ended December 31, 2021; and

•an increase of $127.5 million in software and data center operating costs, consulting, depreciation and operating expense allocations, and certain Cash App crypto networks operating costs for the year ended December 31, 2021 as a result of increased capacity needs and expansion of our cloud-based services.

Sales and Marketing (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Sales and marketing	$1,617,189	$1,109,670	$507,519	46%
Percentage of total net revenue	9%	12%

Sales and marketing expenses for the year ended December 31, 2021, increased by $507.5 million, or 46%, compared to the year ended December 31, 2020, primarily due to the following:

•an increase in Cash App marketing costs of $272.3 million for the year ended December 31, 2021. Cash App customer acquisition costs increased by $167.1 million, in addition to processing costs and related transaction losses increased by $93.7 million as a result of increased volumes of activity with our Cash App peer-to-peer service and increased card issuance costs. Cash App customer acquisition costs include advertising costs and costs associated with various incentives to customers. We consider the free services such as stock investing, Cash App Tax, and certain Cash Card and peer-to-peer services offered Cash App customers to be marketing initiatives aimed at attracting new customers and encouraging the usage of Cash App;

•an increase of $81.3 million in sales and marketing personnel costs to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $20.4 million;

•an increase of $72.5 million in advertising costs for our Square ecosystem services for the year ended December 31, 2021, primarily from increased online and television marketing campaigns; and

•an increase in sales and marketing expenses due to the recent acquisition of TIDAL completed in the second quarter of 2021.

General and Administrative (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
General and administrative	$983,326	$579,203	$404,123	70%
Percentage of total net revenue	6%	6%

General and administrative expenses for the year ended December 31, 2021, increased by $404.1 million, or 70%, compared to the year ended December 31, 2020, primarily due to the following:

•an increase of $211.4 million in general and administrative personnel costs for the year ended December 31, 2021, mainly as a result of additions to our customer support, legal, finance and human resource personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $33.0 million for the year ended December 31, 2021; and

•the remaining increase was primarily due to an increase in third-party legal and other professional fees, including acquisition-related expenses, software and subscription costs, and other administrative expenses.

Transaction and Loan Losses (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Transaction and loan losses	$187,991	$177,670	$10,321	6%

Transaction and loan losses for the year ended December 31, 2021, increased by $10.3 million, or 6%, compared to the year ended December 31, 2020, primarily due to the following:

•transaction losses increased by $30.2 million for the year ended December 31, 2021 due to growth in our Cash App business. The increase in the year ended December 31, 2021 was due to increased transaction volumes associated with Cash Card in the year ended December 31, 2021. This increase was offset by lower Square risk loss provisions recorded as businesses recovered as a result of regional re-openings and broader macro economic recovery, reducing the risk of chargebacks related to uncollectibility. Overall, we recorded higher risk loss provisions for our Square business in the prior year due to the expected impact of COVID-19; and

•a decrease of $19.9 million in loan losses for the year ended December 31, 2021 primarily due to higher incremental provisions for loan losses associated with the COVID-19 pandemic recorded during the year ended December 31, 2020.

Bitcoin Impairment Losses (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Bitcoin impairment losses	$71,126	$—	$71,126	NM

Bitcoin impairment losses of $71.1 million were recorded in the year ended December 31, 2021 due to the market price of bitcoin decreasing below the carrying value of our bitcoin investment during the period. As of December 31, 2021, the fair value of our investment in bitcoin was $371.0 million based on observable market prices, which is $222.1 million in excess of the carrying value of our investment of $149.0 million. Any unrealized gains on our bitcoin investment will only be recognized upon the sale of such bitcoin investment.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Year Ended December 31,
	2021	2020	$ Change	% Change
Interest expense, net	$33,124	$56,943	$(23,819)	(42)%
Other expense (income), net	(29,474)	(291,725)	262,251	NM

Interest expense, net, for the year ended December 31, 2021 decreased by $23.8 million compared to the year ended December 31, 2020. The decrease was primarily due to lower non-cash interest expense related to our convertible notes as a result of the adoption of ASU No. 2020-06 on January 1, 2021. Under ASU No. 2020-06, convertible notes will no longer be separated into a debt and equity component, thereby eliminating the discount associated with the equity component and the interest expense associated with such discount. This was offset in part by increases in cash interest expense related to the issuance of the 2031 Senior Notes and 2026 Senior Notes issued in May 2021. Refer to Note 13, Indebtedness, of Notes to the Consolidated Financial Statements for further details.

Other expense (income), net is primarily driven by the amounts of gains or losses arising from the revaluation of our equity investments, amortization of investments in marketable debt securities, and foreign exchange losses. In December 2020, upon DoorDash's initial public offering, the preferred shares held by the Company converted into common shares of DoorDash. As of December 31, 2020, the Company revalued this investment and recorded a gain of $276.3 million in the year ended December 31, 2020. Additionally, in the fourth quarter of 2020, we recorded a gain on investment in a privately held entity of $19.0 million based on observable prices for similar equity instruments issued by the same entity. During the year ended December 31, 2021, we recorded a net gain related to the investment in DoorDash of $44.4 million, partially offset by $14.9 million of investment amortization. In June 2021, we completed the sale of our remaining investment in DoorDash, which will have no further impact on our results in future periods.

Segment Results

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net revenue	$5,193,348	$3,529,192	$1,664,156	47%
Cost of revenue	2,876,677	2,021,361	855,316	42%
Gross profit	$2,316,671	$1,507,831	$808,840	54%

Revenue

Revenue for the Square segment for the year ended December 31, 2021 increased by $1.7 billion compared to the year ended December 31, 2020.

The increase was primarily due to the growth in GPV attributable to increased consumer spending driven in part by a broader macro economic recovery, shelter-in-place orders being lifted, regional re-openings and resumed in-person activity at sellers. Additionally, government disbursements related to stimulus programs enacted through 2021 led to an increase in both card-present volumes and higher-priced card-not-present transactions.

Cost of revenue

Cost of revenue for the Square segment for the year ended December 31, 2021 increased by $855.3 million compared to the year ended December 31, 2020. The increase was primarily due to growth in GPV and an increase in both card-present volumes and higher-priced card-not-present transactions, offset by a higher overall percentage of debit card transactions, which have a lower cost per transaction.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Net revenue	$12,315,499	$5,968,386	$6,347,113	106%
Cost of revenue	10,244,652	4,742,808	5,501,844	116%
Gross profit	$2,070,847	$1,225,578	$845,269	69%

Revenue

Revenue for the Cash App segment for the year ended December 31, 2021 increased by $6.3 billion compared to the year ended December 31, 2020. The primary drivers were growth in bitcoin revenue, and to a lesser extent, Cash App Instant Deposit, Cash Card, and Cash for Business. Bitcoin revenue increased due to the market price of bitcoin and growth in the number of active bitcoin customers. While bitcoin contributed 57% and 48% of the total revenue in 2021 and 2020, respectively, and 67% and 85% of the increase in revenues in 2021 and 2020, respectively, gross profit generated from bitcoin was only 4.9% and 3.5% of the total gross profit in 2021 and 2020, respectively. Excluding bitcoin revenue, Cash App revenue increased $906.0 million or 65% compared to the year ended December 31, 2020 due to the growth in numbers of active Cash App customers, increase in the number of business accounts, broader macroeconomic recovery, and from government stimulus and relief programs in place in 2021. These relief programs provided government aid and unemployment benefits which resulted in an increase in consumer spending and inflows into our Cash App ecosystem. Cash App revenue growth may not be sustained at the same levels in future periods and may be impacted by the enactment of further stimulus relief and benefit programs, as well as the demand and market prices for bitcoin, amongst other factors.

Cost of revenue

Cost of revenue for the Cash App segment for the year ended December 31, 2021 increased by $5.5 billion compared to the year ended December 31, 2020. The primary drivers for the increase were growth in bitcoin revenue and the associated costs of such bitcoin revenue, as discussed above. Excluding bitcoin cost of revenue, Cash App cost of revenue increased $181.4 million or 68% due to the growth in Cash Card, Cash App Instant Deposit, and Cash for Business.

Comparison of Years Ended December 31, 2020 and 2019

For a discussion of the 2020 Results of Operations, including a discussion of the financial results for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, refer to Part I, Item 7 of our Form 10-K filed with the SEC on February 23, 2021.

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

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(in thousands, except for GPV and per share data)
Gross Payment Volume (GPV) (in millions)	$167,720	$112,295	$106,239	$84,654	$65,343
Adjusted EBITDA	$1,013,657	$474,071	$416,853	$256,523	$139,009
Adjusted Net Income Per Share:
Basic	$1.94	$0.95	$0.90	$0.55	$0.30
Diluted	$1.71	$0.84	$0.80	$0.47	$0.27

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers. Additionally, GPV includes Cash App Business GPV, which is comprised of Cash App activity related to peer-to-peer transactions received by business accounts, and peer-to-peer payments sent from a credit card.

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

•In connection with the issuance of our convertible senior notes (as described in Note 13, Indebtedness, of the notes of the Consolidated Financial Statements), prior to the adoption of ASU No. 2020-06 on January 1, 2021, we were required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. Subsequent to adoption, we only recognize non-cash interest expense related to amortization of debt issuance costs on convertible notes and unsecured notes. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible senior notes, as if converted at the beginning of the period, if the impact is dilutive.

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

•We also exclude certain transaction and integration costs associated with business combinations, and various other costs that are not normal operating expenses. Transaction costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, valuation and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Other costs that are not reflective of our core business operating expenses may include contingent losses, litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019	2018	2017
Net income (loss) attributable to common stockholders	$166,284	$213,105	$375,446	$(38,453)	$(62,813)
Net loss attributable to noncontrolling interests	(7,458)	—	—	—	—
Net income (loss)	158,826	213,105	375,446	(38,453)	(62,813)
Share-based compensation expense	608,042	397,500	297,863	216,881	155,836
Depreciation and amortization	134,756	84,212	75,598	60,961	37,279
Acquisition related, integration and other costs	35,474	7,482	9,739	4,708	—
Interest expense, net	33,124	56,943	21,516	17,982	10,053
Other expense (income), net	(29,474)	(291,725)	273	(18,469)	(1,595)
Bitcoin impairment losses	71,126	—	—	—	—
Provision (benefit) for income taxes	(1,364)	2,862	2,767	2,326	149
Loss (gain) on disposal of property and equipment	2,633	2,570	1,008	(224)	100
Gain on sale of asset group	—	—	(373,445)	—	—
Acquired deferred revenue adjustment	744	1,497	7,457	12,853	—
Acquired deferred costs adjustment	(230)	(375)	(1,369)	(2,042)	—
Adjusted EBITDA	$1,013,657	$474,071	$416,853	$256,523	$139,009

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019	2018	2017
Net income (loss) attributable to common stockholders	$166,284	$213,105	$375,446	$(38,453)	$(62,813)
Net loss attributable to noncontrolling interests	(7,458)	—	—	—	—
Net income (loss)	$158,826	$213,105	$375,446	$(38,453)	$(62,813)
Share-based compensation expense	608,042	397,500	297,863	216,881	155,836
Acquisition related, integration and other costs	35,474	7,482	9,739	4,708	—
Amortization of intangible assets	40,522	19,239	15,000	13,103	7,615
Amortization of debt discount and issuance costs	9,822	67,979	39,139	32,855	14,223
Loss (gain) on revaluation of equity investments	(35,493)	(295,297)	12,326	(20,342)	—
Bitcoin impairment losses	71,126	—	—	—	—
Loss on extinguishment of long-term debt	—	6,651	—	5,028	—
Loss (gain) on disposal of property and equipment	2,633	2,570	1,008	(224)	100
Gain on sale of asset group	—	—	(373,445)	—	—
Acquired deferred revenue adjustment	744	1,497	7,457	12,853	—
Acquired deferred cost adjustment	(230)	(375)	(1,369)	(2,042)	—
Adjusted Net Income - basic	$891,466	$420,351	$383,164	$224,367	$114,961
Cash interest expense on convertible senior notes	6,099	6,078	5,108	1,292	—
Adjusted Net Income - diluted	$897,565	$426,429	$388,272	$225,659	$114,961

Adjusted Net Income Per Share:
Basic	$1.94	$0.95	$0.90	$0.55	$0.30
Diluted	$1.71	$0.84	$0.80	$0.47	$0.27

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	458,432	443,126	424,999	405,731	379,344
Diluted	525,725	507,229	486,381	478,895	426,519

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

As of December 31, 2021, we had approximately $7.4 billion in available funds, including an undrawn amount of $500.0 million available under our revolving credit facility, as described in Note 13, Indebtedness, of Notes to the Consolidated Financial Statements. On February 23, 2022, we entered into an amendment to our revolving credit facility to increase the commitments under the facility to $600 million, as described in Part II, Item 9B, Other Information. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations. As of December 31, 2021, we were in compliance with all financial covenants associated with the 2020 Credit Facility and Senior Notes.

The following table summarizes our cash, cash equivalents, restricted cash, customer funds and investments in marketable debt securities (in thousands):

Liquidity and Capital Sources

	Year Ended December 31,
	2021	2020
Cash and cash equivalents	$4,443,669	$3,158,058
Short-term restricted cash	18,778	30,279
Long-term restricted cash	71,702	13,526
Customer funds cash and cash equivalents	2,440,941	1,591,308
Cash, cash equivalents, restricted cash and customer funds	6,975,090	4,793,171
Investments in short-term debt securities	869,283	695,112
Investments in long-term debt securities	1,526,430	463,950
Cash, cash equivalents, restricted cash, customer funds and investments in marketable debt securities	$9,370,803	$5,952,233

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of December 31, 2021, we had $9.4 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are separate from the Company's corporate funds and are not used for any corporate purposes. These funds are not used for Company liquidity, but rather to meet the obligations set aside for customers. Investments in marketable debt securities were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds, our total liquidity as of December 31, 2021 was $6.9 billion. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible notes and senior notes.
We purchased $50.0 million and $170.0 million in bitcoin in October 2020 and February 2021, respectively, as we believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite lived intangible asset, under the accounting policy for such assets we will be required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value prohibited if the market price of bitcoin subsequently increases. We recorded impairment charges of $71.1 million in the year ended December 31, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of December 31, 2021, the fair value of the investment in bitcoin was $371.0 million based on observable market prices which is $222.1 million in excess of the Company's carrying value of $149.0 million.

In September 2020, we announced our intent to invest $100 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of December 31, 2021, we have invested $21.9 million in aggregate towards this initiative, of which $21.5 million and $0.4 million were invested in the years ended December 31, 2021 and 2020, respectively.

Our principal commitments consist of convertible senior notes, liquidity facility, revolving credit facility, operating leases, capital leases, and purchase commitments.

As of December 31, 2021, we held $2.6 billion in aggregate principal amount of long-term debt, comprised of $0.5 million in aggregate principal amount of outstanding convertible senior notes that mature on March 1, 2022 ("2022 Convertible Notes"), $460.6 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," and together with the 2022 Convertible Notes, 2023 Convertible Notes, 2025 Convertible Notes, and 2026 Convertible Notes, the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). The 2022 Convertible Notes bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year, while the 2023 Convertible Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, and the 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The 2026 Convertible Notes bear no interest, whereas, the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These convertible notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

In June 2020, we entered into the Paycheck Protection Program Liquidity Facility ("PPPLF") agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit collateralized by PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco ("Second PPPLF Agreement") to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. The maturity date of any PPPLF advances is the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. Although loans originated under the PPP have a stated maturity of between two and five years from origination, some of the loans may be forgiven 24 weeks after disbursement if they meet certain specified criteria. The PPPLF advances are repayable if the associated PPP loan is forgiven, repaid by the customer, or settled by the government guarantee. As of December 31, 2021, $497.5 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

In May 2020, we entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $500 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. Loans under the 2020 Credit Facility bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on our total net leverage ratio, as defined in the agreement. We are obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

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

As of December 31, 2021, we hold a non-investment grade rating by S&P Global Ratings (BB), Fitch Ratings, Inc. (BB) and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

We have entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2034. We recognized total rental expenses under operating leases of $80.3 million, $75.2 million, and $32.5 million during the years ended December 31, 2021, 2020, and 2019, respectively. We had non-cancelable purchase obligations to hardware suppliers for $85.7 million for the year ended December 31, 2021. We do not have any off-balance sheet arrangements during the periods presented.

Short-term restricted cash of $18.8 million as of December 31, 2021 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to agreements with third party originating banks for certain loan products. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, discussed in the paragraph above, which we expect to become unrestricted within the next year.
Long-term restricted cash of $71.7 million as of December 31, 2021 is primarily related to a reserve deposit to satisfy the capital and liquidity requirements associated with the banking operations of SFS mandated by the FDIC, as well as cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. We have recorded these amounts as non-current assets on the consolidated balance sheets as we are required to establish and maintain the reserve deposit at all times to support the ongoing liquidity obligations of SFS, and due to certain lease terms extending beyond one year.

We experience significant day-to-day fluctuations in our cash and cash equivalents due to fluctuations in settlements receivable, and customers payable, and hence working capital. These fluctuations are primarily due to:

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
Cash Flow Activities

In the fourth quarter of 2021, we adjusted our Consolidated Statement of Cash Flows to include changes in customer funds, cash and cash equivalents associated with Customer payable as a financing activity. Previously, the changes in customer funds and customer payable were presented within operating activities our Consolidated Statements of Cash Flows. The adjustment results in the portion of customer funds that is held in cash and cash equivalents, restricted cash and customer funds being included in the beginning and ending period totals of cash, cash equivalents, restricted cash and customer funds. Prior period amounts have been adjusted to this presentation. Please see Note 1 of the Notes to our consolidated financial statements for further details.

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$847,830	$173,110
Net cash used in investing activities	(1,310,879)	(606,636)
Net cash provided by financing activities	2,652,034	3,676,735
Effect of foreign exchange rate on cash and cash equivalents	(7,066)	12,995
Net increase in cash, cash equivalents, restricted cash and customer funds	$2,181,919	$3,256,204

Cash Flows from Operating Activities

Cash provided by operating activities consisted of our net income adjusted for certain non-cash items, including gain or loss on revaluation of equity investments, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, bitcoin impairment losses, deferred income taxes, non-cash lease expense, gain on sale of asset group, as well as the effect of changes in operating assets and liabilities, including working capital.

For the year ended December 31, 2021, cash provided by operating activities was $847.8 million, primarily due to net income of $158.8 million, adjusted for the add back of non-cash expenses of $1.1 billion consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, non-cash interest, bitcoin impairment losses and other expenses. This was offset by a net outflow from changes in other assets and liabilities of $325.2 million due to timing of period end as well as PPP loans facilitated, less loans sold, of $56.0 million.

For the year ended December 31, 2020, cash provided by operating activities was $173.1 million, primarily due to a net income of $213.1 million, offset by PPP loans facilitated, less loans sold, of $420.8 million, adjusted for the add back of non-cash expenses of $509.4 million consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, and non-cash interest and other expenses. Whereas the increase in transaction and loan losses was largely caused by estimated losses attributable to the COVID-19 pandemic, the increase in other non-cash expenses was primarily due to the growth and expansion of our business activities. Additionally, the cash generated from operating activities increased due to a net inflow from changes in other assets and liabilities of $79.9 million due to timing.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, investment in privately held entity, and business acquisitions.

For the year ended December 31, 2021, cash used in investing activities was $1.3 billion, primarily due to the net investments of marketable securities including investments from customer funds of $1.2 billion. Additional uses of cash were as a result of business acquisitions, net of cash acquired of $164.0 million, the purchase of bitcoin investments of $170.0 million, the purchase of property and equipment of $134.3 million and purchases of other investments of $48.5 million. These were partially offset by proceeds from sales of equity investments of $420.6 million.
For the year ended December 31, 2020, cash provided by investing activities was $606.6 million, primarily due to the net investments of marketable securities including investments from customer funds of $337.7 million. Additional uses of cash in investing activities were a result of purchases of property and equipment of $138.4 million, business combinations, net of cash acquired of $79.2 million, and other investments of $1.3 million.

Cash Flows from Financing Activities
For the year ended December 31, 2021, cash provided by financing activities was $2.7 billion, primarily as a result of $2.0 billion in net proceeds from the 2031 Senior Notes and 2026 Senior Notes offerings, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $126.7 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $323.0 million.
For the year ended December 31, 2020, cash provided by financing activities was $2.3 billion, primarily as a result of $1.1 billion in net proceeds from the 2026 Convertible Notes and 2027 Convertible Notes offering, $936.5 million in net proceeds from the 2025 Convertible Notes offering, proceeds from the First PPPLF Agreement advances of $464.1 million, proceeds from issuances of common stock from the exercise of options and purchases under the employee stock purchase plan, net of $162.0 million, offset by payments for employee tax withholding related to vesting of restricted stock units of $314.0 million

Critical Accounting Policies and Estimates

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

We believe accounting policies and the assumptions and estimates associated with transaction and loan losses, especially due to uncertainties associated with the COVID-19 pandemic, and business combinations have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Transaction Losses

We are exposed to transaction losses due to chargebacks as a result of fraud or uncollectibility of transaction payments. We estimate accrued transaction losses based on available data as of the reporting date, including expectations of future chargebacks, and historical trends related to loss rates that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. The Company continues to revise its estimates to reflect expected chargebacks from non-delivery of goods and services as well as increased failure rates of its sellers due to the emergence of more transmissible variants of COVID-19.

Business Combinations

As a result of the acquisitions of TIDAL, completed in the second quarter of 2021, and Afterpay completed on January 31, 2022, we consider accounting for business combinations under ASC 805, Business Combinations, to also be a critical accounting policy and estimate as it requires management to make significant estimates and assumptions, including the valuation of intangible assets acquired, determination of fair values of liabilities assumed including pre-acquisition contingencies and valuation of contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly traded companies and are measured using quoted prices in active markets which could result in material volatility in our net income in future periods. As of December 31, 2021, we did not have any marketable equity investments.

Non-marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the consolidated statements of operations and establish a new carrying value for the investment. As of December 31, 2021, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $81.9 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would have resulted in approximately $8.2 million increase or decrease in the value of the investment. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations.

Bitcoin Market Price Risk

The Company invested $50.0 million and $170.0 million in bitcoin in the fourth quarter of 2020 and first quarter of 2021, respectively. Bitcoin is accounted for as an indefinite lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. As of December 31, 2021, the fair value of the investment in bitcoin was $371.0 million based on observable market prices resulting in $222.1 million in unrecognized gains. The Company recorded an impairment charge of $71.1 million in the year ended December 31, 2021 due to fluctuations in the market price of bitcoin observed during the period. A hypothetical 10% increase or decrease in the market price of bitcoin as of December 31, 2021 would have resulted in approximately $37.1 million increase or decrease in the value of the bitcoin investment. Any decreases to the carrying value of bitcoin assets are recorded in operating expenses in the consolidated statements of operations.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2021, were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Most of our revenue is earned in U.S. dollars, and therefore our revenue is not subject to significant foreign currency risk. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates in the Japanese Yen, Canadian Dollar, Australian Dollar, Euro, British Pound, Chinese Yuan, Swedish Krona, Singapore Dollar, Polish Zloty, and Brazilian Real. Fluctuations

in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. A 10% increase or decrease in current exchange rates would not have a material impact on our financial results.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOCK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Block, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Accrued transaction losses
Description of the Matter
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company is exposed to transaction losses from chargebacks, which represent fraudulent transactions, potential losses due to disputes between a seller and its customer or disputes between peer-to-peer users. The Company established a reserve for these estimated potential losses of $55.2 million at December 31, 2021. The Company’s reserve is estimated based on available data as of the reporting date, including expectations of future chargebacks and historical trends related to loss rates.

Auditing management’s estimate of the reserve for transaction losses was challenging because management’s estimate required a high degree of judgement in evaluating historical trends related to loss rates and expectations of future chargebacks and the need for a qualitative adjustment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process for determining the reserve for transaction losses. For example, we tested controls over management’s review of the methodology to determine estimated losses, the completeness and accuracy of underlying loss rate data used in the estimation of potential losses from chargebacks, and the assumptions made about future chargebacks.

To test the Company’s reserve for transaction losses, our audit procedures included, among others, evaluating the Company’s methodology and testing the underlying data and assumptions used by management to estimate potential losses. We compared the Company’s historical estimated potential losses with actual results to assess the Company’s methodology to estimate potential losses. We evaluated the completeness and accuracy of the loss rate data used in the calculation of the Company’s reserve for transaction losses by comparing such data to third-party data. In addition, we evaluated adjustments made by management to the Company’s methodology to estimate potential losses, to reflect expectations of future chargebacks including the basis for concluding whether such adjustments were warranted. We also reviewed subsequent events, which included actual chargebacks, and considered whether they corroborated the Company’s conclusion.

Business combinations
Description of the Matter
As discussed in Note 8 to the consolidated financial statements, the Company completed an acquisition of TIDAL during 2021 for consideration of $233.2 million. The Company accounted for this acquisition as a business combination.

Auditing the Company’s accounting for the acquisition was complex due to the estimation uncertainty in determining the fair value of identifiable intangibles assets, which principally consisted of customer and technology assets and trade name, and liabilities assumed of $141.0 million and $120.5 million, respectively. The estimation uncertainty for intangible assets was primarily due to the underlying assumptions about the future performance of the acquired business which were utilized in determining the fair value of the acquired business. The assumptions used by management included forecasted financial results including revenue base, discount rate and growth rates. These assumptions were forward-looking and could be affected by future economic and market conditions. The estimation uncertainty for assumed liabilities was primarily due to pre-acquisition contingencies and the indemnification obligations for certain tax and contingency exposures.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition. This included testing controls over the estimation process supporting the recognition and measurement of the intangible assets and assumed liabilities, and management’s review and evaluation of underlying assumptions and estimates with regards to the fair value of the intangible assets and pre-acquisition contingencies and indemnification obligations.

To test the Company’s estimated fair value of intangible assets, our audit procedures included, among others, reading the underlying agreements, and involving a valuation specialist to assist us in evaluating the Company’s valuation methodology and testing the significant assumptions used in the methodology. We also compared the revenue base assumptions to guideline public companies and growth rates against guideline public companies and other industry participants. We also tested the completeness and accuracy of the underlying data supporting the assumptions and estimates. To test the fair value of pre-acquisition contingencies, our audit procedures included, among others, reading the underlying agreements for indemnifiable obligations and with the support of tax professionals, evaluating the Company’s pre-acquisition contingencies and indemnification obligations for tax exposures and the associated ASC 740 outcomes.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Block, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Block, Inc. and subsidiaries (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TIDAL, which is included in the 2021 consolidated financial statements of the Company and constituted less than 2% of total assets as of December 31, 2021 and 1% of total net revenue and 1% of total gross profit for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TIDAL.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 24, 2022

BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$4,443,669	$3,158,058
Investments in short-term debt securities	869,283	695,112
Settlements receivable	1,171,612	1,024,895
Customer funds	2,830,995	2,037,832
Loans held for sale	517,940	462,665
Other current assets	687,429	383,067
Total current assets	10,520,928	7,761,629
Property and equipment, net	282,140	233,520
Goodwill	519,276	316,701
Acquired intangible assets, net	257,049	137,612
Investments in long-term debt securities	1,526,430	463,950
Operating lease right-of-use assets	449,406	456,888
Other non-current assets	370,535	499,250
Total assets	$13,925,764	$9,869,550
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$3,979,624	$3,009,051
Settlements payable	254,611	239,362
Accrued expenses and other current liabilities	639,309	360,850
Operating lease liabilities, current	64,027	52,747
PPP Liquidity Facility advances	497,533	464,094
Total current liabilities	5,435,104	4,126,104
Long-term debt	4,559,208	2,586,924
Operating lease liabilities, non-current	395,017	389,662
Other non-current liabilities	222,846	85,291
Total liabilities	10,612,175	7,187,981
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at December 31, 2021 and December 31, 2020. None issued and outstanding at December 31, 2021 and December 31, 2020.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at December 31, 2021 and December 31, 2020; 403,237,209 and 390,187,079 issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at December 31, 2021 and December 31, 2020; 61,706,578 and 65,997,697 issued and outstanding at December 31, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	3,317,255	2,955,464
Accumulated other comprehensive income	(16,435)	23,328
Accumulated deficit	(27,965)	(297,223)
Total stockholders’ equity attributable to common stockholders	3,272,855	2,681,569
Noncontrolling interests	40,734	—
Total stockholders’ equity	3,313,589	2,681,569
Total liabilities and stockholders’ equity	$13,925,764	$9,869,550

See accompanying notes to consolidated financial statements.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Transaction-based revenue	$4,793,146	$3,294,978	$3,081,074
Subscription and services-based revenue	2,709,731	1,539,403	1,031,456
Hardware revenue	145,679	91,654	84,505
Bitcoin revenue	10,012,647	4,571,543	516,465
Total net revenue	17,661,203	9,497,578	4,713,500
Cost of revenue:
Transaction-based costs	2,729,442	1,916,644	1,938,534
Subscription and services-based costs	495,761	228,649	238,320
Hardware costs	221,185	144,342	138,722
Bitcoin costs	9,794,992	4,474,534	508,239
Total cost of revenue	13,241,380	6,764,169	2,823,815
Gross profit	4,419,823	2,733,409	1,889,685
Operating expenses:
Product development	1,399,079	885,681	674,165
Sales and marketing	1,617,189	1,109,670	625,126
General and administrative	983,326	579,203	436,878
Transaction and loan losses	187,991	177,670	126,959
Bitcoin impairment losses	71,126	—	—
Total operating expenses	4,258,711	2,752,224	1,863,128
Operating income (loss)	161,112	(18,815)	26,557
Gain on sale of asset group	—	—	(373,445)
Interest expense, net	33,124	56,943	21,516
Other expense (income), net	(29,474)	(291,725)	273
Income before income tax	157,462	215,967	378,213
Provision (benefit) for income taxes	(1,364)	2,862	2,767
Net income	158,826	213,105	375,446
Less: Net loss attributable to noncontrolling interests	(7,458)	—	—
Net income attributable to common stockholders	$166,284	$213,105	$375,446

Net income per share attributable to common stockholders:
Basic	$0.36	$0.48	$0.88
Diluted	$0.33	$0.44	$0.81
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	458,432	443,126	424,999
Diluted	501,779	482,167	466,076
See accompanying notes to consolidated financial statements.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$158,826	$213,105	$375,446
Net foreign currency translation adjustments	(24,667)	20,439	1,879
Net unrealized gain on revaluation of intercompany loans	—	—	75
Net unrealized gain (loss) on marketable debt securities	(15,096)	1,260	5,728
Total comprehensive income	$119,063	$234,804	$383,128

See accompanying notes to consolidated financial statements.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2018	417,048,006	$—	$2,012,328	$(6,053)	$(885,774)	$—	$1,120,501
Net income	—	—	—	—	375,446	—	375,446
Shares issued in connection with employee stock plans	19,097,950	—	118,550	—	—	—	118,550
Change in other comprehensive loss	—	—	—	7,682	—	—	7,682
Share-based compensation	—	—	306,201	—	—	—	306,201
Tax withholding related to vesting of restricted stock units	(3,077,807)	—	(212,264)	—	—	—	(212,264)
Issuance of common stock in conjunction with the conversion of convertible notes	127	—	3	—	—	—	3
Exercise of bond hedges in conjunction with the conversion of convertible notes	(250,763)	—	—	—	—	—	—
Recovery of common stock in connection with indemnification settlement agreement	(20,793)	—	(1,069)	—	—	—	(1,069)
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$—	$1,715,050
Net income	—	—	—	—	213,105	—	213,105
Shares issued in connection with employee stock plans	19,013,638	—	161,984	—	—	—	161,984
Issuance of common stock in connection with business combination	607,974	—	35,319	—	—	—	35,319
Change in other comprehensive loss	—	—	—	21,699	—	—	21,699
Share-based compensation	—	—	411,673	—	—	—	411,673
Tax withholding related to vesting of restricted stock units	(2,852,127)	—	(314,019)	—	—	—	(314,019)
Conversion feature of convertible senior notes, due 2027, net of allocated costs	—	—	109,207	—	—	—	109,207
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2027	—	—	(104,305)	—	—	—	(104,305)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2027	—	—	68,022	—	—	—	68,022
Conversion feature of convertible senior notes, due 2026, net of allocated costs	—	—	85,594	—	—	—	85,594
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2026	—	—	(84,640)	—	—	—	(84,640)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2026	—	—	64,573	—	—	—	64,573
Conversion feature of convertible senior notes, due 2025, net of allocated costs	—	—	152,258	—	—	—	152,258
Purchase of bond hedges in conjunction with issuance of convertible senior notes, due 2025	—	—	(149,200)	—	—	—	(149,200)
Sale of warrants in conjunction with issuance of convertible senior notes, due 2025	—	—	99,500	—	—	—	99,500

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Issuance of common stock in conjunction with the conversion of convertible notes	8,853,484	—	195,749	—	—	—	195,749
Exercise of bond hedges in conjunction with the conversion of convertible notes	(2,234,913)	—	—	—	—	—	—
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU No. 2020-06	—	—	(502,707)	—	102,974	—	(399,733)
Net income (loss)	—	—	—	—	166,284	(7,458)	158,826
Shares issued in connection with employee stock plans	11,975,907	—	126,829	—	—	—	126,829
Issuance of common stock in connection with business combination	118,443	—	28,735	—	—	—	28,735
Change in other comprehensive loss	—	—	—	(39,763)	—	—	(39,763)
Share-based compensation	—	—	623,067	—	—	—	623,067
Tax withholding related to vesting of restricted stock units	(1,403,146)	—	(323,012)	—	—	—	(323,012)
Issuance of common stock in conjunction with the conversion of convertible notes	5,514,727	—	408,879	—	—	—	408,879
Exercise of bond hedges in conjunction with the conversion of convertible notes	(7,446,920)	—	—	—	—	—	—
Noncontrolling interests in connection with business combination	—	—	—	—	—	48,192	48,192
Balance at December 31, 2021	464,943,787	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589

See accompanying notes to consolidated financial statements.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$158,826	$213,105	$375,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,757	84,212	75,598
Non-cash interest and other	31,104	76,129	33,478
Loss on extinguishment of long-term debt	—	6,651	—
Non-cash lease expense	83,137	70,253	29,696
Share-based compensation	608,040	397,800	297,863
Gain on sale of asset group	—	—	(373,445)
Loss (gain) on revaluation of equity investments	(35,492)	(295,297)	12,326
Transaction and loan losses	187,991	177,670	126,959
Bitcoin impairment losses	71,126	—	—
Change in deferred income taxes	(10,435)	(8,016)	(1,376)
Changes in operating assets and liabilities:
Settlements receivable	(346,217)	(547,484)	(326,596)
Purchases and originations of loans	(3,227,172)	(1,837,137)	(2,266,738)
Sales, principal payments, and forgiveness of loans	3,067,344	1,505,406	2,168,682
Customers payable	171,555	371,598	181,520
Settlements payable	15,249	143,528	41,697
Other assets and liabilities	(61,983)	(185,308)	(47,480)
Net cash provided by operating activities	847,830	173,110	327,630
Cash flows from investing activities:
Purchase of marketable debt securities	(2,714,560)	(1,322,362)	(992,583)
Proceeds from maturities of marketable debt securities	831,019	607,134	430,888
Proceeds from sale of marketable debt securities	617,097	585,427	548,619
Purchase of marketable debt securities from customer funds	(488,851)	(642,252)	(311,499)
Proceeds from maturities of marketable debt securities from customer funds	505,501	382,887	158,055
Proceeds from sale of marketable debt securities from customer funds	35,071	51,430	17,493
Purchase of property and equipment	(134,320)	(138,402)	(62,498)
Purchase of bitcoin investments	(170,000)	(50,000)	—
Purchase of other investments	(48,510)	(1,277)	(15,250)
Proceeds from sale of equity investments	420,644	—	33,016
Proceeds from sale of asset group	—	—	309,324
Business combinations, net of cash acquired	(163,970)	(79,221)	(20,372)
Net cash provided by (used in) investing activities	(1,310,879)	(606,636)	95,193
See accompanying notes to consolidated financial statements.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	2,116,544	—
Purchase of convertible senior note hedges	—	(338,145)	—
Proceeds from issuance of warrants	—	232,095	—
Proceeds from issuance of senior unsecured notes, net	1,971,828	—	—
Proceeds from PPP Liquidity Facility advances	681,539	464,094	—
Repayments of PPP Liquidity Facility advances	(648,100)	—	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	126,719	161,985	118,514
Payments for tax withholding related to vesting of restricted stock units	(323,011)	(314,019)	(212,264)
Net increase in interest-bearing deposits	59,844	—	—
Other financing activities	(9,948)	(7,359)	(5,124)
Change in customer funds, restricted from use in the Company's operations	793,163	1,361,540	342,275
Net cash provided by financing activities	2,652,034	3,676,735	243,401
Effect of foreign exchange rate on cash and cash equivalents	(7,066)	12,995	3,841
Net increase in cash, cash equivalents, restricted cash and customer funds	2,181,919	3,256,204	670,065
Cash, cash equivalents, restricted cash and customer funds, beginning of the year	4,793,171	1,536,967	866,902
Cash, cash equivalents, restricted cash and customer funds, end of the year	$6,975,090	$4,793,171	$1,536,967

Reconciliation of cash, cash equivalents, restricted cash and customer funds:
Cash and cash equivalents	$4,443,669	$3,158,058	$1,047,118
Short-term restricted cash	18,778	30,279	38,873
Long-term restricted cash	71,702	13,526	12,715
Customer funds cash and cash equivalents	2,440,941	1,591,308	438,261
Total	6,975,090	4,793,171	1,536,967
See accompanying notes to consolidated financial statements.

BLOCK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

On December 10, 2021, Square, Inc. changed its name to Block, Inc. In conjunction with this name change, the Seller business and reportable segment was renamed “Square”. Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers and individuals to participate in the economy. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an easy way for people to store, send, receive, spend, and invest money.

On March 1, 2021, Square Financial Services, Inc. ("Square Financial Services"), a wholly-owned subsidiary of the Company, began its banking operations after its industrial loan company charter was approved by the Federal Deposit Insurance Corporation ("FDIC") and the State of Utah. On April 30, 2021, the Company completed the acquisition of a majority ownership interest in TIDAL, a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. In the third quarter of 2021, the Company launched TBD, a bitcoin-focused business established to build an open developer platform with the goal of making it easy to create non-custodial, permissionless, and decentralized financial services. In 2019, the Company launched Spiral, a team solely focused on contributing to bitcoin open source work. The results of operations of TBD and Spiral are immaterial.

On January 31, 2022 (February 1, 2022 Australian Eastern Daylight Time), the Company completed the acquisition of Afterpay LTD (“Afterpay”), to strengthen its position to better deliver compelling financial products and services that expand access to more consumers and drive incremental revenue for merchants of all sizes. See Note 8, Acquisitions for further details.

Block was founded in 2009 and has offices in the United States, Canada, Japan, Australia, Ireland, the United Kingdom, Spain, Lithuania, and Norway. As of 2021, we do not designate a headquarters location as we have adopted a distributed work model.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Our consolidated financial statements include the accounts of Block, Inc. our wholly-owned subsidiaries, and entities for which we control a majority of the entity’s outstanding common stock. We record non-controlling interest in our consolidated financial statements to recognize the minority ownership interest in our consolidated subsidiaries. Non-controlling interest in the earnings and losses of consolidated subsidiaries represent the share of net income or loss allocated to the minority interest holders of our consolidated entities, which includes the non-controlling interest share of net income or loss. We have eliminated significant intercompany transactions and accounts in our consolidated financial statements.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, the determination of allowance for loan loss reserves for loans held for investment, pre-acquisition contingencies associated with business combinations, assessing the likelihood of adverse outcomes from claims and disputes, accrued royalties, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

While the Company's business continues to be impacted by the COVID-19 pandemic, it experienced improvements in 2021 as compared to 2020, as the majority of U.S. markets transitioned to varying states of economic recovery and reopenings. However, the emergence of new and more transmissible variants of COVID-19 such as Delta and Omicron has led to a possible resurgence of the virus, particularly in populations with low vaccination rates, and has resulted in new restrictions in certain geographies and among certain businesses. The Company continues to monitor the carrying values of its assets and liabilities based on estimates, judgments and circumstances it is aware of and consider the effects and trends of COVID-19.

The Company's estimates of accrued transaction losses and valuation of loans held for sale are based on historical experience, adjusted for market data relevant to the current economic environment including COVID-19 trends. The Company will continue to update its estimates as developments occur and additional information is obtained. See Note 5, Fair Value of Financial Instruments, for further details on amortized cost over fair value of the loans, and Note 11 Other Consolidated Balance Sheet Components (Current), for further details on transaction losses.

Cash Flow Adjustment

Beginning in the fourth quarter of 2021, the Company adjusted its Consolidated Statement of Cash Flows to include changes in customer funds, and cash and cash equivalents associated with Customer payable as a financing activity. Previously, the changes in customer funds and customer payable were presented within operating activities in the Company's Consolidated Statements of Cash Flows. The adjustment results in the portion of customer funds that is held in cash and cash equivalents, restricted cash and customer funds to be included in the beginning and ending period totals of cash, cash equivalents, restricted cash and customer funds. The Company holds customer funds separate from its corporate funds and does not use customer funds for any corporate purposes.

Prior period amounts have been adjusted to this presentation. These changes have been concluded to be immaterial to the consolidated financial statements and have no impact on previously reported consolidated statements of operations and balance sheets. The adjusted presentation shows all changes associated with customer funds in the consolidated statements of cash flows instead of in the notes to the consolidated financial statements.

The following tables present the effects of the changes on the presentation of these cash flows to the previously reported consolidated statements of cash flows:

		Year Ended December 31, 2020
	Net cash provided by (used in):	As Previously Reported (i)	Adjustments	As Adjusted
	Operating activities (ii)	$381,603	$(208,493)	$173,110
	Investing activities	(606,636)	—	(606,636)
	Financing activities (iii)	2,315,195	1,361,540	3,676,735
	Effect of foreign exchange rate on cash and cash equivalents	12,995	—	12,995
	Net increase in cash, cash equivalents, restricted cash and customer funds	2,103,157	1,153,047	3,256,204
	Cash, cash equivalents, restricted cash and customer funds, beginning of the year	1,098,706	438,261	1,536,967
	Cash, cash equivalents, restricted cash and customer funds, end of the year	$3,201,863	$1,591,308	$4,793,171
	___________________
(i)	As reported in our 2020 Form 10-K filed with the SEC on February 23, 2021.
(ii)	Financial statement lines impacted in operating activities were Customer funds and Customers payable.
(iii)	Financial statement line impacted in financing activities was the addition of a new line called Change in customer funds, restricted from use in the Company's operations.

		Year Ended December 31, 2019
	Net cash provided by (used in):	As Previously Reported (i)	Adjustments	As Adjusted
	Operating activities (ii)	$465,699	$(138,069)	$327,630
	Investing activities	95,193	—	95,193
	Financing activities (iii)	(98,874)	342,275	243,401
	Effect of foreign exchange rate on cash and cash equivalents	3,841	—	3,841
	Net increase in cash, cash equivalents, restricted cash and customer funds	465,859	204,206	670,065
	Cash, cash equivalents, restricted cash and customer funds, beginning of the year	632,847	234,055	866,902
	Cash, cash equivalents, restricted cash and customer funds, end of the year	$1,098,706	$438,261	$1,536,967
	___________________
(i)	As reported in our 2019 Form 10-K filed with the SEC on February 26, 2020.
(ii)	Financial statement lines impacted in operating activities were Customer funds and Customers payable.
(iii)	Financial statement line impacted in financing activities was the addition of a new line called Change in customer funds, restricted from use in the Company's operations.

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

The Company also charges certain Cash App customers making peer-to-peer transactions using business accounts, or funding transactions with a credit card, a transaction fee that is generally calculated as a percentage of the total transaction amount processed. The Company collects the transaction amount from the customer's Cash App account, net of incurring interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions. The Company retains its fees and remits the net amount to the customers.

Subscription and services-based revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Instant Deposit and Cash Card, Square Loans (formerly known as Square Capital), website hosting and domain name registration services, TIDAL, and various other software as a service (SaaS) products. Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts. The Company charges a per transaction fee which is recognized as revenue when customers instantly deposit funds to their bank account. The Company also offers Cash App customers the ability to use funds stored in the Cash App via a Visa prepaid card (Cash Card), for which the Company earns a per transaction fee that is recorded as revenue.

Beginning in April 2021, the Company started originating loans to customers through Square Financial Services. Prior to April 2021, the Company facilitated loans to customers through a partnership with an industrial bank. The loans are either repaid through withholding a percentage of the collections of the seller's receivables processed by the Company or a specified monthly amount. The Company generally utilizes a pre-qualification process that includes an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. Generally, the loans have no stated coupon rate but the seller is charged a one-time origination fee based upon their risk rating, which is derived primarily from processing activity. For some of the loans, it is the Company’s intent to sell all of its rights, title, and interest of these loans to third-party investors for an upfront fee when the loans are sold. The Company records as cost of the loans, the amounts advanced to the customers or the net amounts paid to purchase the loans. Subsequently, the Company records a gain on sale of the loans to the third-party investors as revenue upon transfer of title. The Company is retained by the third-party investors to service the loans and earns a servicing fee for facilitating the repayment of these receivables through its managed payments solutions. The Company records servicing revenue as servicing is delivered. For the loans which are not immediately sold to third-party investors or for which the Company has the intent and ability to hold through maturity, interest and fees earned are recognized as revenue using the effective interest method.

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

TIDAL primarily generates revenue from subscriptions to its customers, and such subscriptions allow access to the song library, video library, and improved sound quality. Customers can subscribe to services directly from the TIDAL website or through the Apple store, for which the Company charges a monthly fee which is recognized ratably as revenue as the service is provided.

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

Hardware revenue

The Company generates revenue through the sale of hardware through e-commerce and through its retail distribution channels. The Company satisfies its performance obligation upon delivery of hardware to its customers which include end user customers, distributors, and retailers. The Company allows for customer returns which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices end user customers upon delivery of the products to customers, and payments from such customers are due upon invoicing. Distributors and retailers have payment terms that range from 30 to 90 days after delivery.

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

Bitcoin revenue

The Company offers its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company satisfies its performance obligation and records revenue when bitcoin is transferred to the customer's account. The Company purchases bitcoin from private broker dealers or from Cash App customers and applies a marginal fee before selling it to its customers. The sale amounts received from customers are recorded as revenue on a gross basis and the associated bitcoin cost as cost of revenues, as the Company is the principal in the bitcoin sale transaction. The Company has concluded it is the principal because it controls the bitcoin before delivery to the customers, it is primarily responsible for the delivery of the bitcoin to the customers, it is exposed to risks arising from fluctuations of the market price of bitcoin before delivery to customers, and has discretion in setting prices charged to customers.

Cost of Revenue

Transaction-based costs

Transaction-based costs consist primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions.

Subscription and services-based costs

Subscriptions and services-based costs consists of costs associated with Cash Card, Instant Deposit, and TIDAL costs. Prior to 2020, subscription and services-based costs consisted primarily of Caviar-related costs. The Caviar business was sold in the fourth quarter of 2019.

Hardware costs

Hardware costs consist of all product costs associated with contactless and chip readers, chip card readers, Square Terminal, Square Stand, Square Register, and third-party peripherals. Product costs consist of third-party manufacturing-related overhead and personnel costs, certain royalties, packaging, and fulfillment costs.

Bitcoin costs

Bitcoin cost of revenue comprises of the amounts the Company pays to purchase bitcoin, which will fluctuate in line with the price of bitcoin in the market.

Other costs

Generally, other costs such as employee costs, rent, and occupancy charges are not allocated to cost of revenues and are reflected in operating expenses and are not material.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expense in the consolidated statements of operations. Total advertising costs for the years ended December 31, 2021, 2020, and 2019 were $435.8 million, $224.7 million, and $142.7 million, respectively. In addition, services, incentives, and other costs to customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways, and were $778.3 million, $635.3 million, and $279.7 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock awards (RSAs), restricted stock units (RSUs), and purchases under the Company’s 2015 Employee Stock Purchase Plan (ESPP) which is measured based on the grant-date fair value. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected term, defined as an average of the vesting term and the contractual term to maturity. Expected volatility is based on a weighted average of the historical volatilities of the Company's common stock along with several entities with characteristics similar to those of the Company. In May 2020, the Company began using its own volatility, as the Company uses its own historical stock price information, such that a peer group is no longer considered necessary. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Generally, share-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Interest Income and Expense, net

Interest income consists of interest income from the Company's investment in marketable debt securities and interest expense relating to the Company's long-term debt. Interest income for the years ended December 31, 2021, 2020, and 2019 were $25.0 million, $18.3 million, and $23.4 million, respectively. Interest expense for the years ended December 31, 2021, 2020, and 2019 were $58.1 million, $75.2 million, and $44.9 million, respectively.

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

A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company considers historical information, tax planning strategies, the expected timing of the reversal of existing temporary differences, and may rely on financial projections to support its position on the recoverability of deferred tax assets. The Company’s judgment regarding future profitability contains significant assumptions and estimates of future operations. If such assumptions were to differ significantly from actual future results of operations, it may have a material impact on the Company’s ability to realize its deferred tax assets. At the end of each period, the Company assesses the ability to realize the deferred tax assets. If it is more likely than not that the Company will not realize the deferred tax assets, then the Company establishes a valuation allowance for all or a portion of the deferred tax assets.

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

Cash and Cash Equivalents and Restricted Cash and Customer Funds

Cash and Cash Equivalents:

The Company considers all highly liquid investments, including money market funds, with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash:

Restricted cash represents pledged cash deposits in savings accounts at the financial institutions that process the Company's sellers' payment transactions and collateral pursuant to various agreements with banks relating to the Company's loan products. The Company uses the restricted cash to secure letters of credit with the financial institution to provide collateral for cash flow timing differences in the processing of payments. The Company records amounts as a current asset on the consolidated balance sheets if the restriction expires in less than 12 months, or as a non-current asset if the restriction is 12 months or longer. If there is no minimum time frame during which the cash must remain restricted, the nature of the transactions related to the restriction determine the classification. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements that we expect to become unrestricted within the next year, as discussed in the paragraph below. As of December 31, 2021 and 2020, restricted cash for these purposes was $18.8 million and $30.3 million, respectively.

As of December 31, 2021, the remaining restricted cash of $71.7 million is primarily related to collateral as required by the FDIC for Square Financial Services. As of December 31, 2020, the remaining restricted cash of $13.5 million is primarily related to cash held as collateral pursuant to multi-year lease agreements (Note 18). The Company has recorded these amounts as non-current assets on the consolidated balance sheets as the terms of the related leases extend beyond one year, and the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

Customer funds:

Customer funds represent customers' stored balances that customers would later use to send money or make payments, or customers cash in transit. Under the terms of service associated with these funds, the Company is restricted from using the funds from use in the Company's operations. The Company invests a portion of these stored balances in short-term marketable debt securities (Note 4). The Company determines the appropriate classification of the investments in marketable debt securities within customer funds at the time of purchase and reevaluates such designation at each balance sheet date.

Concentration of Credit Risk

For the years ended December 31, 2021, 2020 and 2019, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 52% and 30% of settlements receivable as of December 31, 2021. As of December 31, 2020, there were two parties that represented approximately 59% and 27% of settlements receivable. All other third-party processors were insignificant.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivable, customer funds, loans held for sale, and loans held for investment. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans held for sale is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and ongoing performance monitoring of the Company’s loan customers. The risk associated with the PPP loans is considered low due to government guarantees on those loans.

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

Non-marketable equity investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. The carrying value for these investments is not adjusted if there are no observable transactions for identical or similar investments of the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. The Company will adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issue. Valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, the determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments and the extent to which those differences would affect the fair values of those investments.

The Company assesses the impairment of its non-marketable equity investments on a quarterly basis. The impairment analysis encompasses an assessment of the severity and duration of the impairment and a qualitative and quantitative analysis of other key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company will record an impairment in other expense (income), net on the consolidated statements of operations and establish a new carrying value for the investment.

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

Customer Loans

Prior to April 2021, the Company purchased loans from an industrial bank partner. In April 2021, the Company began originating loans through Square Financial Services. The Company classifies customer loans that the Company has the intent to sell all of its rights, title, and interest in these loans to third-party investors as loans held for sale, as there is an available market for such loans. The Company classifies customer loans retained on its balance sheet that the Company has both the intent and ability to hold for the foreseeable future, or until maturity or payoff, as loans held for investment.

Loans Held for Sale:

Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data, including the impact of the COVID-19 pandemic. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. The Company recognizes a charge within transaction and loan losses in the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes. For the year ended December 31, 2021, $224.8 million have been reclassified from loans held for sale to loans held for investment. Upon origination, the Company's loans are designated as available for sale. The majority of loans are subsequently sold. Loans that are not sold within one to two business days from origination are reclassified as held for investment.

Loans Held for Investment:

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The Company’s intent and ability to designate loans as held for investment in the future may change based on changes in business strategies, the economic environment, and market conditions.

The Company calculates an allowance for losses on the loans held for investment portfolio in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company assesses impairment of its financial instruments based on current estimates of expected credit losses over the contractual term of its loans held for investment portfolio as of each balance sheet date. The Company determines the allowance for loan losses using both quantitative and qualitative methods and considers all available information relevant to assessing collectability. This includes but is not limited to: historical loss and recovery experience, recent and historical trends in delinquencies, past-due loans and charge-offs, borrower behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the sellers’ ability to make future payments.

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

Investments in bitcoin

Bitcoin is a cryptocurrency that is considered to be an indefinite lived intangible asset because bitcoin lacks physical form and there is no limit to its useful life. Accordingly, bitcoin is not subject to amortization but is tested for impairment on a daily basis to assess if it is more likely than not that it is impaired. The Company has concluded that because bitcoin is traded in an active market where there are observable prices, a decline in the quoted price below cost is generally viewed as an impairment indicator, in which case the fair value is used to assess whether an impairment loss should be recorded. If the fair value of bitcoin decreases below the carrying value during the assessed period an impairment charge is recognized at that time. After an impairment loss is recognized, the adjusted carrying amount of bitcoin becomes its new accounting basis. A subsequent reversal of a previously recognized impairment loss is prohibited until the sale of the asset.

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

Capitalized Software

The Company capitalizes certain costs incurred in developing internal-use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Capitalized costs are included in property and equipment, net, and amortized on a straight-lined basis over the estimated useful life of the software and included in product development costs on the consolidated statements of operations. The Company capitalized $39.2 million and $42.0 million of internally developed software during the years ended December 31, 2021 and 2020, respectively, and recognized $33.4 million, $19.8 million and $18.9 million of amortization expense during the years ended December 31, 2021, 2020 and 2019, respectively.

Leases

The Company leases office space and equipment under non-cancellable finance and operating leases with various expiration dates.

The Company adopted Accounting Standards Codification (ASC) 842, Leases (ASC 842) on January 1, 2019, and elected the optional transition method to apply the transition provisions from the effective date of adoption, which requires the Company to report the cumulative effect of the adoption of the standard on the date of adoption with no changes to the prior period balances. Pursuant to the practical expedients, the Company elected not to reassess: (i) whether expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or, (iii) initial direct costs for any existing leases. The Company elected to apply the short-term lease measurement and recognition exemption to its leases where applicable. Operating lease right-of-use assets and operating lease liabilities are recognized at the present value of the future lease payments, generally for the base noncancellable lease term, at the lease commencement date for each lease. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives. The Company's lease agreements generally contain lease and non-lease components. Non-lease components, which primarily include payments for maintenance and utilities, are combined with lease payments and accounted for as a single lease component. The Company includes the fixed non-lease components in the determination of the right-of-use assets and operating lease liabilities. Variable lease payments are not included in the calculation of the right-of-use asset and lease liability, and they are recognized as lease expense is incurred. Variable lease payments predominantly relate to variable operating expenses, taxes, parking, and electricity. The Company records the amortization of the right of use asset and the accretion of lease liability as a component of rent expense in the consolidated statement of operations. The accounting for finance leases remained substantially unchanged.

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

The Company records a liability for the estimated fair value for asset retirement obligations (ARO) associated with its leases, with an offsetting asset. In the determination of the fair value of AROs, the Company uses various assumptions and judgments, including such factors as the existence of a legal obligation, estimated amounts and timing of settlements, and discount rates. The liability is subsequently accreted while the asset is depreciated. As of December 31, 2021, the Company had a liability for AROs of $3.8 million and an associated asset, net of depreciation, of $0.7 million.

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

Long-Lived Assets, including Goodwill and Acquired Intangibles

The Company evaluates the recoverability of property and equipment and finite lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. For the periods presented, the Company recorded no impairment charges.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company first assesses qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For the periods presented, the Company had recorded no impairment charges.

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

Accrued Transaction Losses

The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency, disputes between a seller and their customer, or due to fraudulent transactions. Accrued transaction losses also include estimated losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash Card. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. The Company also considers other relevant market data in developing such estimates and assumptions, including the impact of the COVID-19 pandemic. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction and loan losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that are classified within sales and marketing expenses.

Segments

Effective June 30, 2020, the Company changed its operating segments to reflect the manner in which the Company's Chief Operating Decision Maker ("CODM") reviews and assesses performance. The Company has two reportable segments, which are Square (formerly Seller) and Cash App. Square includes managed payment services, software solutions, hardware and financial services products offered to sellers, while Cash App includes financial tools available to individuals such as P2P (peer-to-peer) payments, Cash Card transactions, bitcoin and stock investing that enable customers to easily send, spend, and store money. Products and services that are not assigned to a specific reportable segment including TIDAL, TBD, and Spiral are aggregated and presented within a general corporate and other category, as their results of operations are immaterial.

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

In October 2021, the FASB issued ASU No 2021-08 ("ASU 2021-08") "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The amendments in ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue from Contracts with Customers:
Transaction-based revenue	$4,793,146	$3,294,978	$3,081,074
Subscription and services-based revenue	2,445,811	1,447,188	883,922
Hardware revenue	145,679	91,654	84,505
Bitcoin revenue	10,012,647	4,571,543	516,465
Revenue from other sources:
Subscription and services-based revenue	263,920	92,215	147,534
Total net revenue	$17,661,203	$9,497,578	$4,713,500

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$73,986	$150	$(8)	$74,128
Corporate bonds	293,460	128	(269)	293,319
Commercial paper	36,088	—	—	36,088
Municipal securities	5,543	5	—	5,548
Certificates of deposit	9,200	—	—	9,200
U.S. government securities	430,992	106	(255)	430,843
Foreign government securities	20,256	19	(118)	20,157
Total	$869,525	$408	$(650)	$869,283

Long-term debt securities:
U.S. agency securities	$154,454	$26	$(1,160)	$153,320
Corporate bonds	667,699	80	(4,572)	663,207
Municipal securities	22,541	2	(126)	22,417
U.S. government securities	678,553	3	(4,080)	674,476
Foreign government securities	13,084	—	(74)	13,010
Total	$1,536,331	$111	$(10,012)	$1,526,430

The Company's short-term and long-term investments as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$153,386	$782	$(164)	$154,004
Corporate bonds	76,957	256	(14)	77,199
Commercial paper	4,999	—	—	4,999
Municipal securities	10,377	57	(3)	10,431
U.S. government securities	404,194	1,244	(4)	405,434
Foreign government securities	42,988	139	(82)	43,045
Total	$692,901	$2,478	$(267)	$695,112

Long-term debt securities:
U.S. agency securities	$168,762	$519	$(3)	$169,278
Corporate bonds	174,655	1,401	(42)	176,014
Municipal securities	1,045	15	—	1,060
U.S. government securities	91,642	433	(2)	92,073
Foreign government securities	25,351	184	(10)	25,525
Total	$461,455	$2,552	$(57)	$463,950

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021 and 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	December 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$26,749	$(8)	$—	$—	$26,749	$(8)
Corporate bonds	241,792	(269)	311	—	242,103	(269)
U.S. government securities	347,380	(255)	—	—	347,380	(255)
Foreign government securities	12,734	(118)	—	—	12,734	(118)
Total	$628,655	$(650)	$311	$—	$628,966	$(650)

Long-term debt securities:
U.S. agency securities	$151,472	$(1,160)	$—	$—	$151,472	$(1,160)
Corporate bonds	627,467	(4,572)	—	—	627,467	(4,572)
Municipal securities	18,616	(126)	—	—	18,616	(126)
U.S. government securities	639,473	(4,080)	—	—	639,473	(4,080)
Foreign government securities	13,010	(74)	—	—	13,010	(74)
Total	$1,450,038	$(10,012)	$—	$—	$1,450,038	$(10,012)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$41,711	$(162)	$2,505	$(2)	$44,216	$(164)
Corporate bonds	15,255	(14)	—	—	15,255	(14)
Municipal securities	2,566	(3)	—	—	2,566	(3)
U.S. government securities	45,970	(4)	—	—	45,970	(4)
Foreign government securities	21,341	(82)	—	—	21,341	(82)
Total	$126,843	$(265)	$2,505	$(2)	$129,348	$(267)

Long-term debt securities:
U.S. agency securities	$1,406	$(3)	$—	$—	$1,406	$(3)
Corporate bonds	28,189	(42)	—	—	28,189	(42)
U.S. government securities	8,658	(2)	—	—	8,658	(2)
Foreign government securities	10,929	(10)	—	—	10,929	(10)
Total	$49,182	$(57)	$—	$—	$49,182	$(57)

The Company does not intend to sell nor anticipate that it will be required to sell the securities before recovery of the amortized cost basis. Unrealized losses related to available for sale debt securities were determined not to be due to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$869,525	$869,283
Due in one to five years	1,536,331	1,526,430
Total	$2,405,856	$2,395,713

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2021	December 31, 2020
Cash	$242,243	$145,577
Customer funds in transit	—	262,562
Cash equivalents:
Money market funds	2,126,579	777,193
Reverse repurchase agreement (i)	72,119	246,880
U.S. agency securities	—	47,300
U.S. government securities	—	111,796
Short-term debt securities:
U.S. agency securities	29,994	113,178
U.S. government securities	360,060	333,346
Total	$2,830,995	$2,037,832

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to the short term nature.

The Company invests customer funds in short-term debt securities, as follows as of December 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$30,002	$—	$(8)	$29,994
U.S. government securities	360,251	—	(191)	360,060
Total	$390,253	$—	$(199)	$390,054

The Company invests customer funds in short-term debt securities, as follows as of December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$113,156	$22	$—	$113,178
U.S. government securities	333,323	28	(5)	333,346
Total	$446,479	$50	$(5)	$446,524

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021 and 2020, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	December 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$29,994	$(7)	$—	$—	$29,994	$(7)
U.S. government securities	360,060	(191)	—	—	360,060	(191)
Total	$390,054	$(198)	$—	$—	$390,054	$(198)

	December 31, 2020
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. government securities	$73,609	$(5)	$—	$—	$73,609	$(5)
Total	$73,609	$(5)	$—	$—	$73,609	$(5)

The Company does not have any available for sale debt securities for which the Company has recorded credit related losses.

The contractual maturities of the Company's investments within customer funds as of December 31, 2021 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$390,253	$390,054
Due in one to five years	—	—
Total	$390,253	$390,054

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
The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash Equivalents:
Money market funds	$2,344,768	$—	$—	$1,694,736	$—	$—
U.S. agency securities	—	22,999	—	—	41,186	—
Certificates of deposit	—	4,983	—	—	—	—
Corporate bonds	—	790	—	—	—	—
U.S. government securities	—	—	—	15,000	—	—
Customer funds:
Money market funds	2,126,579	—	—	777,193	—	—
Reverse repurchase agreement	72,119	—	—	246,880	—	—
U.S. agency securities	—	29,994	—	—	160,478	—
U.S. government securities	360,060	—	—	445,142	—	—
Short-term debt securities:
U.S. agency securities	—	74,128	—	—	154,004	—
Certificates of deposit	—	9,200	—	—	—	—
Corporate bonds	—	293,319	—	—	77,199	—
Commercial paper	—	36,088	—	—	4,999	—
Municipal securities	—	5,548	—	—	10,431	—
U.S. government securities	430,843		—	405,434	—	—
Foreign government securities	—	20,157	—	—	43,045	—
Long-term debt securities:
U.S. agency securities	—	153,320	—	—	169,278	—
Corporate bonds	—	663,207	—	—	176,014	—
Municipal securities	—	22,417	—	—	1,060	—
U.S. government securities	674,476	—	—	92,073	—	—
Foreign government securities	—	13,010	—	—	25,525	—
Other:
Investment in marketable equity security	—	—	—	376,258	—	—
Total	$6,008,845	$1,349,160	$—	$4,052,716	$863,219	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$986,774	$1,018,113	$—	$—
2026 Senior Notes	987,626	994,579	—	—
2027 Convertible Notes	567,208	614,286	458,496	644,000
2026 Convertible Notes	567,621	595,548	482,204	638,250
2025 Convertible Notes	990,361	1,477,302	858,332	1,912,440
2023 Convertible Notes	459,618	958,927	780,046	2,417,820
2022 Convertible Notes	455	3,192	7,846	80,731
Total	$4,559,663	$5,661,947	$2,586,924	$5,693,241

The estimated fair value and carrying value of loans held for sale and loans held for investment is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$517,940	$574,982	$462,665	$467,805
Loans held for investment	91,447	95,746	—	—
Total	$609,387	$670,728	$462,665	$467,805

As of December 31, 2021, $364.8 million of the carrying value of loans held for sale was attributable to loans under the Paycheck Protection Program ("PPP"). The PPP was intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of December 31, 2021 were immaterial. As of December 31, 2021, we had facilitated the issuance of $1.5 billion of loans in the aggregate under the program, of which we had sold $399.1 million to an investor. As of December 31, 2021, $725.9 million in PPP loans held for sale have been forgiven by the SBA, of which $679.6 million have been forgiven in the year ended December 31, 2021. Overall, for the year ended December 31, 2021, the Company recognized $96.2 million of revenue associated with PPP loans primarily as a result of forgiveness. The Company approved and funded the last of its remaining PPP applications upon exhaustion of the funds in the program on May 21, 2021.

For the years ended December 31, 2021, 2020, and 2019, the Company recorded incremental charges for the excess of amortized cost over the fair value of the loans of $6.4 million, $26.0 million, and $23.2 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data in developing such estimates and assumptions, including the continuing impact of the COVID-19 pandemic. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of December 31, 2021, there were no material changes to our estimates of fair value, and the Company will continue to evaluate facts and circumstances that could impact our estimates and affect our results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2021, 2020 and 2019, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - LOANS HELD FOR INVESTMENT
In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of December 31, 2021, the Company held $91.4 million as loans held for investment, net of allowance, other current assets on the condensed consolidated balance sheet, see Note 11, Other Consolidated Balance Sheet Components.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses and amount of charge offs recorded as of December 31, 2021 were immaterial. There were no recoveries recorded as of December 31, 2021.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of December 31, 2021, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" rated or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2021, the amortized cost of Pass rated loans was $95.1 million and the amount of Classified loans was immaterial.

NOTE 7 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2021	December 31, 2020
Leasehold improvements	$208,228	$168,125
Computer equipment	174,004	139,174
Capitalized software	116,827	119,452
Office furniture and equipment	42,393	34,890
Total	541,452	461,641
Less: Accumulated depreciation and amortization	(259,312)	(228,121)
Property and equipment, net	$282,140	$233,520
Depreciation and amortization expense on property and equipment was $94.2 million, $65.0 million, and $60.6 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 8 - ACQUISITIONS

Afterpay

    On January 31, 2022 (February 1, 2022 Australian Eastern Daylight Time), the Company completed the acquisition of Afterpay Limited (“Afterpay”), a global BNPL platform. In connection with the acquisition, the Company issued 113,387,895 shares of the Company’s Class A common stock with an aggregate fair value of $13.9 billion based on the closing price of the Company’s Class A common stock on the acquisition date. As of the completion of the acquisition, certain convertible notes with an outstanding principal amount of AU$ 1.5 billion (US$ 1.1 billion based on the closing exchange rate on the acquisition date), remained outstanding. As a result of the acquisition of Afterpay, the original holders of the convertible notes may require Afterpay to redeem some or all of the notes at 100% of their principal amount no later than March 4, 2022.

The acquisition meets the criteria to be accounted for as a business combination. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment. The Company is in the process of determining the fair values of purchase consideration transferred, as well as the fair values of tangible and intangible assets acquired and liabilities assumed.

TIDAL

On April 30, 2021, the Company acquired an 86.8% ownership interest in TIDAL, a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends our purpose of economic empowerment to musicians. The Company has the option, but not the obligation, to acquire any portion of the remaining noncontrolling interest any time after a three year period has elapsed from the execution of the merger agreement at a price based on the fair value of TIDAL shares.
The purchase consideration was comprised of $223.1 million in cash and 41,138 shares of the Company’s Class A common stock with an aggregate fair value of $10.1 million based on the closing price of the Company’s Class A common stock on the acquisition date. Third-party acquisition-related costs were immaterial. The results of TIDAL’s operations have been included in the consolidated financial statements since the closing date.
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

The table below summarizes the consideration paid for TIDAL and the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data).

Consideration:
Cash	$176,663
Deferred consideration	46,475
Stock (41,138 shares of Class A common stock)	10,071
$233,209
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $12,358)	$29,621
Intangible customer assets	69,000
Intangible technology assets	29,000
Intangible trade name	35,000
Intangible other assets	8,000
Other non-current assets	33,443
Accrued expenses and other current liabilities	(67,789)
Other non-current liabilities	(52,759)
Total identifiable net assets acquired	83,516
Noncontrolling interests	(48,192)
Goodwill	197,885
Total	$233,209
Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating TIDAL product and operations into the Company's technology platform and the value of the assembled workforce. An estimated amount of approximately $70.7 million of the goodwill generated from the TIDAL acquisition and approximately $126.7 million of the acquired intangible assets are expected to be deductible for US tax purposes based on the preliminary values. Additionally, the acquisition would have resulted in the recognition of US deferred tax assets; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient evidence of such income as of December 31, 2021. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

Deferred consideration in the aggregate amount of $46.5 million primarily relates to pre-acquisition contingencies, and includes a portion of purchase consideration withheld, for a period of up to 4 years, as security for TIDAL's indemnification obligations related to general representations and warranties, in addition to certain potential exposures. The Company recognized certain liabilities for acquired pre-existing potential exposures, and an indemnification receivable in the amount of $22.8 million has been recorded related to such exposures in accordance with the terms of the indemnification agreement. The amounts have been determined in accordance with ASC 740, Income Taxes, and ASC 450, Contingencies.

The Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company has recognized measurement period adjustments to the purchase consideration and the jurisdictional allocation of the fair value of certain assets and liabilities assumed as a result of further refinements in the Company’s estimates. The net effect of these adjustments on the preliminary purchase price allocation was an increase of $13.1 million in goodwill and deferred tax liabilities assumed.

In addition to the deferred consideration, an additional amount of $32.2 million in purchase consideration has been withheld related to defined post-acquisition activities. Because these amounts relate to post-acquisition activities, in accordance with ASC 805, Business Combinations, such amounts will be recognized as expenses in future periods, as incurred.

    The noncontrolling interest was recorded based on the fair value on the date of acquisition.

    The acquisition of TIDAL did not have a material impact on the Company's consolidated financial statements. Accordingly, pro forma financial information has not been presented.
Other Acquisitions
The Company completed certain acquisitions for a total consideration of $20.5 million, $126.7 million, and $25.2 million, during the years ended December 31, 2021, 2020, and 2019, respectively, which resulted in the recognition of additional intangible assets and goodwill. There were no material acquisitions during these periods therefore pro forma financial information has not been presented. None of the goodwill generated from the acquisitions or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2019	$266,345
Acquisitions completed during the year ended December 31, 2020	49,571
Other adjustments	785
Balance at December 31, 2020	316,701
Acquisitions completed during the year ended December 31, 2021	203,079
Other adjustments	(504)
Balance at December 31, 2021	$519,276

Effective June 30, 2020, the Company changed its operating and reporting segments to reflect the manner in which the CODM reviews and assesses performance. Accordingly, the Company has two operating and reportable segments, which are Square and Cash App (defined further in Note 19, Segment and Geographical Information). The Company allocated $183.4 million and $112.4 million of the goodwill balance at June 30, 2020 to Square and Cash App, respectively. In addition, the Company completed an assessment of any potential goodwill impairment for the reporting units immediately before and after the reallocation and determined that no impairment existed as of June 30, 2020.

The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Balance as of June 30, 2020	$112,389	$183,371	$—	$295,760
Acquisitions	15,587	4,492	—	20,079
Other adjustments	862	—	—	862
Balance as of December 31, 2020	128,838	187,863	—	316,701
Acquisitions	—	5,194	197,885	203,079
Other adjustments	(504)	—	—	(504)
Balance as of December 31, 2021	$128,334	$193,057	$197,885	$519,276

Additionally, the Company performed its annual goodwill impairment assessment as of December 31, 2021. For purposes of completing the impairment test, the Company performs either a qualitative or a quantitative analysis on a reporting unit basis. Through qualitative analysis, the Company concluded that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts. As a result, the two-step goodwill impairment test was not required, and no impairments of goodwill were recognized during the year ended December 31, 2021.

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at December 31, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$164,977	$(65,619)	$99,358
Customer assets	15 years	128,316	(19,244)	109,072
Trade name	9 years	53,051	(14,169)	38,882
Other	9 years	13,743	(4,006)	9,737
Total		$360,087	$(103,038)	$257,049

	Balance at December 31, 2020
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$119,508	$(43,084)	$76,424
Customer assets	11 years	58,556	(10,796)	47,760
Trade name	6 years	18,529	(8,031)	10,498
Other	8 years	5,733	(2,803)	2,930
Total		$202,326	$(64,714)	$137,612

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Acquired intangible assets, net, beginning of the period	$137,612	$69,079	$77,102
Acquisitions	159,100	85,960	14,559
Amortization expense	(40,522)	(19,239)	(15,000)
Sale of asset group	—	—	(7,582)
Other adjustments	859	1,812	—
Acquired intangible assets, net, end of the period	$257,049	$137,612	$69,079

The estimated future amortization expense of intangible assets as of December 31, 2021 is as follows (in thousands):

2022	$42,908
2023	41,657
2024	38,679
2025	31,852
2026	18,201
Thereafter	83,752
Total	$257,049

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2021	December 31, 2020
Inventory, net	$77,058	$61,129
Restricted cash	18,778	30,279
Processing costs receivable	228,914	148,606
Prepaid expenses	63,341	34,279
Accounts receivable, net	89,702	41,960
Loans held for investment, net of allowance for loan losses (i)	91,447	—
Other	118,189	66,814
Total	$687,429	$383,067

(i) In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services, Inc., and discontinued a prior arrangement with an industrial bank partner. Refer to Note 6, Loans Held for Investment for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	December 31, 2021	December 31, 2020
Accrued expenses	$254,900	$126,710
Accrued royalties	53,616	—
Accrued transaction losses (i)	55,167	70,557
Accounts payable	82,173	47,089
Deferred revenue, current	48,462	44,908
Current portion of long-term debt	455	—
Other	144,536	71,586
Total	$639,309	$360,850
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

The reconciliation of the beginning and ending accrued transaction losses is as follows:

	Year Ended December 31,
	2021	2020
Accrued transaction losses, beginning of the year	$70,557	$34,771
Provision for transaction losses	63,436	109,399
Charge-offs to accrued transaction losses	(78,826)	(73,613)
Accrued transaction losses, end of the year	$55,167	$70,557

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $338.6 million and $264.3 million for the year ended December 31, 2021, and 2020, respectively, for such losses.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2021	December 31, 2020
Investment in non-marketable equity securities (i)	$81,919	$32,510
Investment in marketable equity security (ii)	—	376,258
Investment in bitcoin, net (iii)	149,000	50,000
Restricted cash	71,702	13,526
Other	67,914	26,956
Total	$370,535	$499,250

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. The Company also holds a non-marketable common stock warrant in a public entity. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the consolidated statement of operations. During the year ended December 31, 2021, the Company recorded a net loss of $12.4 million, arising from the revaluation of the non-marketable investments.

(ii) In December 2020, upon DoorDash's initial public offering, the shares of preferred stock held by the Company converted into Class A common stock of DoorDash. The investment was carried at fair value, with changes in fair value being recorded within other income or expense on the consolidated statement of operations. During the year ended December 31, 2021, the Company recorded a net gain of $44.4 million. In June 2021, the Company completed the sale of its remaining investment in DoorDash, which will have no further impact on the Company's results in future periods.

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

The Company recorded impairment losses of $71.1 million in the year ended December 31, 2021 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of December 31, 2021, the fair value of the investment in bitcoin was $371.0 million based on observable market prices which is $222.1 million in excess of the Company's carrying value of $149.0 million.
Other Non-Current Liabilities
The following table presents the detail of other non-current liabilities (in thousands):

	December 31, 2021	December 31, 2020
Statutory liabilities (i)	$133,020	$75,370
Other (ii)	89,826	9,921
Total	$222,846	$85,291

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

(ii) Other non-current liabilities includes deferred purchase consideration associated with the acquisition of TIDAL.

NOTE 13 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January, 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.15% per annum on the undrawn portion available under the 2020 Credit Facility. To date no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of December 31, 2021, $500.0 million remained available for draw. The Company incurred $0.8 million and $0.7 million in commitment fees during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

Paycheck Protection Program Liquidity Facility
On June 2, 2020, Square Capital was approved to borrow under the PPPLF with the Federal Reserve Bank of San Francisco (“First PPPLF Agreement”), at an annual interest rate of 0.35%. The PPPLF extends credit to eligible financial institutions that have originated or purchased PPP loans. Advances under the PPPLF are non-recourse and are secured by a pledge of PPP loans held by Square Capital. The maturity date of any PPPLF loan will be the maturity date of the PPP loans pledged to secure such PPPLF loan. The maturity date of any PPPLF loan will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing such PPPLF loan; or (ii) the date of purchase by the SBA from Square Capital of any PPP loan securing such PPPLF loan to realize on the SBA’s guarantee of such PPP loan. The maturity date of all PPPLF loans shall be accelerated upon the occurrence of certain events of default by Square Capital, including but not limited to the failure to comply with a requirement of the PPPLF agreement or any representation, warranty, or covenant of Square Capital under the PPPLF agreement being inaccurate on or as of the date it is deemed to be made or on any date on which an PPPLF loan remains outstanding. The Company can also at its option prepay the advances in full or in part without penalty. Square Capital also shall prepay PPPLF loans so that the amount of any PPPLF loans outstanding does not exceed the outstanding amount of PPP loans pledged to secure such PPPLF loans.

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of December 31, 2021, $497.5 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

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

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bears a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (1) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the year ended December 31, 2021. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of December 31, 2021, there has been no principal converted on either the 2026 Convertible Notes or 2027 Convertible Notes.

As of December 31, 2021, the if-converted value of the 2026 Convertible Notes and 2027 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2025

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

Upon adoption of ASU No. 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of December 31, 2021, there has been no principal converted on the 2025 Convertible Notes.

As of December 31, 2021, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $334.7 million.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Convertible Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through December 31, 2021. As of December 31, 2021, certain holders of the 2023 Convertible Notes have converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes, all of which was converted during the twelve months ended December 31, 2021. The Company has settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock.

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

As of December 31, 2021, the if-converted value of the 2023 Convertible Notes exceeded the outstanding principal amount by $495.0 million.

Convertible Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes ("2022 Convertible Notes"). The 2022 Convertible Notes mature on March 1, 2022, unless earlier converted or repurchased, and bear interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Convertible Notes are convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders may convert their 2022 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2022 Convertible Notes) per $1,000 principal amount of 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2022 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2022 Convertible Notes were met in the fourth quarter of 2017 and continued to be met through December 31, 2021. As of December 31, 2021, certain holders of the 2022 Convertible Notes have converted an aggregate principal amount of $439.5 million of their 2022 Convertible Notes, of which $8.1 million was converted during the twelve months ended December 31, 2021. The Company has settled the conversions through a combination of $219.4 million in cash and issuance of 16.5 million shares of the Company's Class A common stock. The conversions during the twelve months ended December 31, 2021 were settled entirely in shares of the Company's Class A common stock.

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

As of December 31, 2021, the if-converted value of the 2022 Convertible Notes exceeded the outstanding principal amount by $2.7 million.

The net carrying amount of the Notes were as follows (in thousands):

	Principal outstanding	Unamortized debt issuance costs	Net carrying value
December 31, 2021
2031 Senior Notes	$1,000,000	$(13,226)	$986,774
2026 Senior Notes	1,000,000	(12,374)	987,626
2027 Convertible Notes	575,000	(7,792)	567,208
2026 Convertible Notes	575,000	(7,379)	567,621
2025 Convertible Notes	1,000,000	(9,639)	990,361
2023 Convertible Notes	460,630	(1,012)	459,618
2022 Convertible Notes	455	—	455
Total	$4,611,085	$(51,422)	$4,559,663

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

	Principal outstanding	Unamortized debt discount	Unamortized debt issuance costs	Net carrying value
December 31, 2020
2027 Convertible Notes	$575,000	$(109,134)	$(7,370)	$458,496
2026 Convertible Notes	575,000	(85,085)	(7,711)	482,204
2025 Convertible Notes	1,000,000	(130,335)	(11,333)	858,332
2023 Convertible Notes	862,500	(79,980)	(2,474)	780,046
2022 Convertible Notes	8,545	(629)	(70)	7,846
Total	$3,021,045	$(405,163)	$(28,958)	$2,586,924

The net carrying amount of the equity component of the Convertible Notes as of December 31, 2020 were as follows (in thousands):

	Amount allocated to conversion option	Less: allocated issuance costs	Equity component, net
December 31, 2020
2027 Convertible Notes	$111,000	$(1,793)	$109,207
2026 Convertible Notes	87,000	(1,405)	85,595
2025 Convertible Notes	154,600	(2,342)	152,258
2023 Convertible Notes	155,250	(1,231)	154,019
2022 Convertible Notes	1,674	(45)	1,629
Total	$509,524	$(6,816)	$502,708

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$44,141	$6,078	$5,108
Amortization of debt discount and issuance costs (i)	9,823	67,979	39,139
Total	$53,964	$74,057	$44,247

(i) Upon adoption of ASU No. 2020-06, the debt discount associated with the equity component on convertible debt outstanding was reversed which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

Prior to the adoption of ASU No. 2020-06, the effective interest rate for the 2027 Convertible Notes, 2026 Convertible Notes, 2025 Convertible Notes, 2023 Convertible Notes, and 2022 Convertible Notes was 3.66%, 3.35%, 3.81%, 4.69% and 5.34%, respectively. After the adoption of ASU No. 2020-06, the effective interest rates for the 2027 Convertible Notes, 2026 Convertible Notes, 2025 Convertible Notes, 2023 Convertible Notes, and 2022 Convertible Notes are 0.30%, 0.49%, 0.43%, 0.66%, and 0.93%, respectively.

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

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 convertible note hedges") with certain financial institution counterparties ("2018 Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 convertible note hedges was $172.6 million. In addition, the Company sold warrants ("2023 warrants") to the 2018 Counterparties whereby the 2018 Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 warrants. Taken together, the purchase of the 2023 convertible note hedges and sale of the 2023 warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 convertible note hedges and 2023 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 convertible note hedges and 2023 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The Company has received 2.0 million shares of the Company's Class A common stock from the 2018 Counterparties, all of which was received in the twelve months ended December 31, 2021

In connection with the offering of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions ("2022 convertible note hedges") with certain financial institution counterparties ("2017 Counterparties") whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants ("2022 warrants") to the 2017 Counterparties whereby the 2017 Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 warrants. Taken together, the purchase of the 2022 convertible note hedges and sale of the 2022 warrants are intended to reduce dilution from the conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 convertible note hedges and 2022 warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 convertible note hedges and 2022 warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 convertible note hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Convertible Notes discussed above. The 2022 convertible note hedges were net share settled, and as of December 31, 2021, the Company has received 14.9 million shares of the Company's Class A common stock from the 2017 Counterparties, of which 5.5 million was received in the twelve months ended December 31, 2021.

NOTE 14 - INCOME TAXES
The domestic and foreign components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$417,356	$369,016	$456,335
Foreign	(259,894)	(153,049)	(78,122)
Income before income taxes	$157,462	$215,967	$378,213

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$201	$—	$114
State	3,186	4,016	930
Foreign	5,684	6,862	3,099
Total current provision for income taxes	9,071	10,878	4,143
Deferred:
Federal	(1,463)	(970)	(777)
State	(524)	(231)	(399)
Foreign	(8,448)	(6,815)	(200)
Total deferred provision for income taxes	(10,435)	(8,016)	(1,376)
Total provision (benefit) for income taxes	$(1,364)	$2,862	$2,767

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	Balance at December 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.6	0.3	0.1
Foreign rate differential	10.4	4.0	1.4
Other non-deductible expenses	5.4	2.7	0.5
Credits	(83.9)	(34.6)	(13.9)
Other items	1.6	2.2	(0.5)
Change in valuation allowance	290.4	153.9	34.9
Share-based compensation	(275.0)	(155.4)	(45.8)
Change in uncertain tax positions	5.0	2.3	0.5
Sale of Caviar business line	—	—	1.2
Non-deductible executive compensation	5.9	3.6	0.6
Non-deductible acquisition-related costs	5.9	1.3	0.7
Intercompany transactions	3.8	—	—
Cancellation of debt income	8.0	—	—
Total	(0.9)%	1.3%	0.7%

The tax effects of temporary differences and related deferred tax assets and liabilities are as follows (in thousands):

	Balance at December 31,
	2021	2020
Deferred tax assets:
Capitalized costs	$12,409	$17,994
Accrued expenses	62,707	47,653
Net operating loss carryforwards	1,276,561	962,069
Tax credit carryforwards	378,682	254,789
Share-based compensation	50,431	40,784
Deferred interest	34,475	13,800
Other	7,740	—
Operating lease liability	111,099	107,542
Cryptocurrency investment	17,600	—
Deferred consideration	11,266	—
Convertible notes	70,316	277
Total deferred tax assets	2,033,286	1,444,908
Valuation allowance	(1,887,111)	(1,238,010)
Total deferred tax assets, net of valuation allowance	146,175	206,898
Deferred tax liabilities:
Property, equipment and intangible assets	(31,775)	(12,784)
Indefinite-lived intangibles	(867)	(352)
Other	—	(1,392)
Unrealized gain on investments	(4,712)	(73,425)
Operating lease right-of-use asset	(108,747)	(111,167)
Total deferred tax liabilities	(146,101)	(199,120)
Net deferred tax assets (liabilities)	$74	$7,778
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. Due to the history of tax losses generated in the U.S. and certain foreign jurisdictions, the Company believes that it is more likely than not that its deferred tax assets in these jurisdictions will not be realized as of December 31, 2021. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income. The valuation allowance increased by approximately $649.1 million and $378.4 million during the years ended December 31, 2021, and 2020, respectively.

As of December 31, 2021, the Company had $4,487.1 million of federal, $5,105.2 million of state, and $976.9 million of foreign net operating loss carryforwards, which will begin to expire in 2031 for federal and 2022 for state tax purposes. The foreign net operating loss carryforwards will begin to expire in 2023. As of December 31, 2021, the Company had $299.0 million of federal and $182.4 million of state research credit carryforwards. The federal credit carryforward will begin to expire in 2029 and the state credit carryforward has no expiration date.
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
As of December 31, 2021, the Company had unrecognized tax benefits of $448.4 million, of which $35.4 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$295,182	$217,574	$198,540
Gross increases and decreases related to prior period tax positions	6,552	(2,615)	(11,571)
Gross increases and decreases related to current period tax positions	124,238	77,235	30,676
Reductions related to lapse of statute of limitations	—	(49)	(149)
Gross increases related to acquisitions	22,420	3,037	78
Balance at the end of the year	$448,392	$295,182	$217,574

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had total accrued interest and penalties of $7.8 million, $1.4 million, and $0.5 million related to uncertain tax positions for the years ended December 31, 2021, 2020, and 2019, respectively. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $10.8 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013, 2014, and 2016 and in Texas for tax years 2015-2019. The Company’s various tax years starting with 2009 to 2020 remain open in various taxing jurisdictions.
As of December 31, 2021, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2021 are $0.1 million.

NOTE 15 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock

As of December 31, 2021, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value. No shares of preferred stock are outstanding as of December 31, 2021.

Common Stock

The Company has authorized the issuance of Class A common stock and Class B common stock. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2021, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. As of December 31, 2021, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of December 31, 2021, there were 403,237,209 shares of Class A common stock and 61,706,578 shares of Class B common stock outstanding. Options and awards granted following the Company's November 2015 initial public offering are related to underlying Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

In conjunction with the 2022 Convertible Notes offering, the Company sold the 2022 warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share, and expire on June 1, 2022. None of the warrants were exercised as of December 31, 2021.

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share, and expire on August 15, 2023. None of the warrants were exercised as of December 31, 2021.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share, and expire on June 1, 2025. None of the warrants were exercised as of December 31, 2021.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share, and expire on August 1, 2026. None of the warrants were exercised as of December 31, 2021.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share, and expire on February 1, 2028. None of the warrants were exercised as of December 31, 2021.

Indemnification Arrangements

During the year ended December 31, 2019, the Company received 20,793 shares of its common stock, respectively, that were forfeited back to the Company as indemnification against liabilities related to certain acquired businesses preacquisition matters. The receipt of the forfeited shares was accounted for as equity repurchases. The Company received no shares related to indemnification arrangements in the years ended December 31, 2021 and 2020.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of certain of the 2022 Convertible Notes, the Company issued 16.5 million shares of Class A common stock, of which 0.4 million shares were issued in the year ended December 31, 2021. The Company also exercised a pro-rata portion of the 2022 convertible note hedges and received 14.9 million shares of Class A common stock from the counterparties to offset the shares issued, of which 5.5 million shares were received in the year ended December 31, 2021.

In connection with the conversion of the 2023 Convertible Notes, the Company issued 5.2 million shares of Class A common stock during the twelve months ended December 31, 2021. The Company also exercised a pro-rata portion of the 2023 convertible note hedges and received 2.0 million shares of Class A common stock from the 2018 Counterparties to offset the shares issued as of December 31, 2021.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of December 31, 2021, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 6,447,775 shares, and 118,149,752 shares were available for future issuance.
Under the 2009 Plan, shares of common stock are reserved for the issuance of ISOs or NSOs to eligible participants. The options may be granted at a price per share not less than the fair market value at the date of grant. Options granted generally vest over a 4 year term from the date of grant, at a rate of 25% after one year, then monthly on a straight-line basis thereafter. Generally, options granted are exercisable for up to 10 years from the date of grant. The Plan allows for early exercise of employee stock options whereby the option holder is allowed to exercise prior to vesting. Any unvested shares are subject to repurchase by the Company at their original exercise prices. As of December 31, 2021, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2009 Plan was 15,690,278 shares.
A summary of stock option activity for the year ended December 31, 2021 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	13,630,882	$17.84	3.84	$2,723,394
Granted	198,771	255.22
Exercised	(4,900,413)	12.33
Forfeited	(13,140)	67.50
Balance at December 31, 2021	8,916,100	$26.09	3.89	$1,226,105

Options exercisable as of December 31, 2021	7,769,686	$16.58	3.30	$1,129,046
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, “in-the-money” options. Aggregate intrinsic value for stock options exercised for the years ended December 31, 2021, 2020, and 2019 was $1.1 billion, $1.2 billion, and $616.3 million, respectively.
The total weighted average grant-date fair value of options granted was $131.57, $27.04 and $30.58 per share for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock Activity

The Company issues RSAs and RSUs under the 2015 Plan, which typically vest over a term of four years.

Activity related to RSAs and RSUs during the year ended December 31, 2021 is set forth below:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	15,622,645	$71.71
Granted	5,313,636	247.56
Vested	(6,708,326)	74.97
Forfeited	(1,006,002)	109.48
Unvested as of December 31, 2021	13,221,953	$137.86

The total fair value of shares vested in the year ended December 31, 2021, 2020, and 2019 were $1.6 billion, $817.5 million, and $552.9 million, respectively.

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, (or 25% for offering periods that commence after November 1, 2019), subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year. Each offering period includes two purchase periods, which begin on the first trading day on or after November 15 and May 15, and ending on the last trading day on or before May 15 and November 15, respectively. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the purchase period. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8,400,000 shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the administrator. As of December 31, 2021, 6,301,377 shares had been purchased under the ESPP and 22,378,096 shares were available for future issuance under the ESPP.

Share-Based Compensation

The fair value of stock options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	—%	—%	—%
Risk-free interest rate	1.08%	0.41%	2.37%
Expected volatility	54.91%	48.29%	40.48%
Expected term (years)	6.02	6.02	6.02

The following table summarizes the effects of share-based compensation on the Company's consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$410	$368	$155
Product development	446,596	289,553	210,840
Sales and marketing	57,070	36,627	26,720
General and administrative	103,966	70,952	60,148
Total	$608,042	$397,500	$297,863

The Company recorded $34.9 million, $18.2 million, and $18.9 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the years ended December 31, 2021, 2020 and 2019, respectively.

The Company capitalized $15.1 million, $13.9 million, and $8.2 million of share-based compensation expense related to capitalized software during the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $1.7 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted average period of 2.8 years.

NOTE 16 - NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In the years when the Company reported a net loss, diluted loss per share is the same as basic loss per share because the effects of potentially dilutive items were anti-dilutive.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income	$158,826	$213,105	$375,446
Less: Net loss attributable to noncontrolling interests	(7,458)	—	—
Net income attributable to common stockholders	$166,284	$213,105	$375,446
Basic shares:
Weighted-average common shares outstanding	458,780	443,773	425,728
Weighted-average unvested shares	(348)	(647)	(729)
Weighted-average shares used to compute basic net income per share attributable to common stockholders	458,432	443,126	424,999
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	17,849	23,628	30,645
Convertible senior notes	408	—	—
Common stock warrants	25,090	15,413	10,432
Weighted-average shares used to compute diluted net income per share attributable to common stockholders	501,779	482,167	466,076

Net income per share attributable to common stockholders:
Basic	$0.36	$0.48	$0.88
Diluted	$0.33	$0.44	$0.81

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options, restricted stock, and employee stock purchase plan	7,680	12,509	14,760
Common stock warrants	17,271	22,140	19,820
Convertible senior notes	23,947	25,073	20,305
Total anti-dilutive securities	48,898	59,722	54,885

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement as discussed in Note 18, Commitments and Contingencies. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of December 31, 2021, the Company had recorded right-of-use assets of $20.8 million and associated lease liabilities of $33.8 million related to this lease arrangement.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases
The Company’s operating leases are primarily comprised of office facilities, with the most significant leases relating to its offices in San Francisco, Oakland, St. Louis, and New York. The Company's leases have remaining lease terms of 1 year to 15 years, some of which include options to extend for 5 year terms, or include options to terminate the leases within 1 year. None of the options to extend the leases have been included in the measurement of the right of use asset or the associated lease liability.

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

    There were no finance lease obligations as of December 31, 2021.

    The components of lease expense for the year ended December 31, 2021 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Fixed operating lease costs	$83,136	$70,254
Variable operating lease costs	15,568	15,625
Short term lease costs	1,953	6,375
Sublease income	(12,210)	(8,594)
Finance lease costs
Amortization of finance right-of-use assets	—	2,446
Total lease costs	$88,447	$86,106

Other information related to leases was as follows:

December 31, 2021
Weighted Average Remaining Lease Term:
Operating leases	8.3 years
Weighted Average Discount Rate:
Operating leases	4%

Cash flows related to leases were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Payments for operating lease liabilities	$(77,201)	$(46,901)
Cash flows from financing activities:
Principal payments on finance lease obligation	$—	$(2,446)
Supplemental Cash Flow Data:
Right-of-use assets obtained in exchange for operating lease obligations	$63,290	$342,662

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2021 are as follows (in thousands):

Operating
Year:
2022	$78,304
2023	77,904
2024	59,612
2025	53,839
2026	46,015
Thereafter	224,498
Total	$540,172
Less: amount representing interest	76,407
Less: leases executed but not yet commenced	—
Less: lease incentives and transfer to held for sale	4,721
Total	$459,044

The Company recognized total rental expenses for operating leases of $80.3 million, $75.2 million, and $32.5 million during the years ended December 31, 2021, 2020, and 2019, respectively.

Litigation and regulatory matters
The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

We have received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. We are cooperating with the CFPB and the state Attorneys General in connection with these CIDs. During the three months ended December 31, 2021, we accrued a non-material loss reserve in connection with the CFPB CIDs. Given the status of these matters, it is not possible to reliably determine the potential liability, if any, or reliably estimate the range of any potential liability in excess of the accrued amounts, that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters could differ materially from the estimates of loss reserves we have currently accrued in the financial statements.

On December 16, 2021, H&R Block, Inc. and HRB Innovations, Inc. (collectively, “HRB”) filed a complaint for trademark infringement against the Company. HRB alleges that the Company’s rebranding to Block, Inc. and use of a green square logo in connection with the Company’s Cash App Taxes product infringe HRB’s registered trademarks and are likely to cause consumer confusion. The Company believes this lawsuit is without merit.

In addition, the Company is subject to various legal matters, investigations, claims, and disputes arising in the ordinary course of business. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these matters. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. The Company cannot give any assurance regarding the ultimate outcome of these matters, and their resolution could be material to the Company's operating results for any particular period.

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

NOTE 19 - SEGMENT AND GEOGRAPHICAL INFORMATION
The Company reports its operating segments to reflect the manner in which the Company's CODM reviews and assesses performance. Accordingly, the Company has two reportable segments, which are Square and Cash App. Products and services that are not assigned to a specific reportable segment including but not limited to TIDAL, TBD, and Spiral are aggregated and presented within a general corporate and other category. Disclosures regarding the Company’s reportable segments for prior periods have been adjusted to conform to the current period presentation. Square and Cash App are defined as follows:

•Square includes managed payment services, software solutions, hardware, and financial services offered to sellers, excluding those that involve Cash App.

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

Information on the reportable segments revenue and segment gross profit are as follows (in thousands):

	Year Ended December 31, 2021
	Cash App	Square	Corporate and Other (i)	Total
Revenue
Transaction-based revenue	$409,844	$4,383,302	$—	$4,793,146
Subscription and services-based revenue	1,893,008	664,367	152,356	2,709,731
Hardware revenue	—	145,679	—	145,679
Bitcoin revenue	10,012,647	—	—	10,012,647
Segment revenue	12,315,499	5,193,348	152,356	17,661,203
Segment gross profit	$2,070,847	$2,316,671	$32,305	$4,419,823

	Year Ended December 31, 2020
	Cash App	Square	Corporate and Other (i)	Total
Revenue
Transaction-based revenue	$233,747	$3,061,231	$—	$3,294,978
Subscription and services-based revenue	1,163,096	376,307	—	1,539,403
Hardware revenue	—	91,654	—	91,654
Bitcoin revenue	4,571,543	—	—	4,571,543
Segment revenue	5,968,386	3,529,192	—	9,497,578
Segment gross profit	$1,225,578	$1,507,831	$—	$2,733,409

	Year Ended December 31, 2019
	Cash App	Square	Corporate and Other (i)	Total
Revenue
Transaction-based revenue	$72,865	$3,008,209	$—	$3,081,074
Subscription and services-based revenue	516,269	369,274	—	885,543
Hardware revenue	—	84,505	—	84,505
Bitcoin revenue	516,465	—	—	516,465
Segment revenue	1,105,599	3,461,988	—	4,567,587
Segment gross profit	$457,668	$1,390,427	$—	$1,848,095
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

The amounts in the tables above exclude the Caviar business, a food ordering and delivery platform business, which was sold in the year ended December 31, 2019. A reconciliation of total segment revenues, as indicated above, to the Company's consolidated revenues is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total segment revenue	$17,661,203	$9,497,578	$4,567,587
Caviar revenue	—	—	145,913
Total net revenue	$17,661,203	$9,497,578	$4,713,500

A reconciliation of total segment gross profit to the Company's income before applicable income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total segment gross profit	$4,419,823	$2,733,409	$1,848,095
Add: Caviar gross profit	—	—	41,590
Total reported operating gross profit	4,419,823	2,733,409	1,889,685
Less: Product development	1,399,079	885,681	674,165
Less: Sales and marketing	1,617,189	1,109,670	625,126
Less: General and administrative	983,326	579,203	436,878
Less: Transaction and loan losses	187,991	177,670	126,959
Less: Bitcoin impairment losses	71,126	—	—
Less: Gain on sale of asset group	—	—	(373,445)
Less: Interest expense, net	33,124	56,943	21,516
Less: Other expense (income), net	(29,474)	(291,725)	273
Income before applicable income taxes	$157,462	$215,967	$378,213
Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue
United States	$17,077,532	$9,186,440	$4,472,473
International	583,671	311,138	241,027
Total net revenue	$17,661,203	$9,497,578	$4,713,500

No individual country from the international markets contributed in excess of 10% of total revenue for the years ended December 31, 2021, 2020, and 2019.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	December 31,
	2021	2020
Long-lived assets
United States	$1,426,103	$1,086,379
International	81,768	58,342
Total long-lived assets	$1,507,871	$1,144,721

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flow Data:
Cash paid for interest	$40,446	$3,857	$5,677
Cash paid for income taxes	10,041	6,001	2,744
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	63,290	342,662	40,555
Purchases of property and equipment in accounts payable and accrued expenses	15,071	(3,975)	(419)
Unpaid business combination purchase price	50,079	8,974	8,411
Non-cash proceeds from sale of asset group	—	—	100,000
Fair value of common stock issued related to business combination	(28,735)	(35,318)	—
Recovery of common stock in connection with indemnification settlement agreement	—	—	789
Fair value of common stock issued to settle the conversion of senior notes	(1,258,562)	(1,398,829)	—
Fair value of shares received to settle senior note hedges	1,800,933	369,015	—
Bitcoin lent to third party borrowers	6,084	—	—

NOTE 21 - SUBSEQUENT EVENTS

The Company completed the acquisition of Afterpay on January 31, 2022 as discussed in Note 8 Acquisitions. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to increase the revolving commitments under the 2020 Credit Facility by $100 million to an aggregate principal amount of up to $600 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

We acquired TIDAL on April 30, 2021, and our management excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, as TIDAL’s internal control over financial reporting is associated with less than 2% of total assets, 1% of total net revenue and 1% of total gross profit within the consolidated financial statements as of and for the year ended December 31, 2021.

Item 9B. OTHER INFORMATION

Disclosure Pursuant to Item 1.01 of Form 8-K: Entry into a Material Definitive Agreement.

On February 23, 2022, we entered into the Sixth Amendment to Revolving Credit Agreement, among Block, the lenders that are party thereto, and Goldman Sachs Bank USA, as administrative agent (the “Revolver Amendment”). The Revolver Amendment amends the Revolving Credit Agreement, dated as of May 1, 2020 (as amended, modified, or supplemented, the “Amended Credit Agreement”), among Block, the lenders that are party thereto, and Goldman Sachs Bank USA, as Administrative Agent, to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100 million (the “Tranche B Loans”). With the addition of the Tranche B Loans, the total revolving commitments under the Amended Credit Agreement has been increased to an aggregate principal amount of up to $600 million.

Under the Amended Credit Agreement, the Tranche B Loans bear interest, at our option, at an annual rate based on the forward-looking term rate based on the secured overnight financing rate (“Term SOFR”) or a base rate. Tranche B Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on our total net leverage ratio. Tranche B Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on our total net leverage ratio. We are required to pay a commitment fee equal to 0.15% per annum on the undrawn portion available under the revolving credit facility. Currently, the total revolving commitments of up to $600 million remain undrawn.

The foregoing description of the Revolver Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Revolver Amendment, a copy of which is filed as Exhibit 10.21 hereto and incorporated herein by reference.

Disclosure Pursuant to Item 2.03 of Form 8-K: Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth pursuant to Item 1.01 of Form 8-K above is incorporated herein by reference.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the captions "Board of Directors and Corporate Governance" and "Executive Officers" in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption "—Delinquent Section 16(a) Reports" in the Proxy Statement and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Reorganization, dated as of April 26, 2018, by and among the Registrant, Weebly, Inc., Forest Merger Sub, Inc., Forest Merger LLC and Shareholder Representative Services.	8-K	001-37622	2.1	April 26, 2018
2.2	Scheme Implementation Deed, dated as of August 2, 2021, by and among Square, Inc., Lanai (AU) 2 Pty Ltd, and Afterpay Limited.	8-K	001-37622	2.1	August 2, 2021
2.3	Amending Deed, dated as of December 7, 2021, by and among Block, Inc., Lanai (AU) 2 Pty Ltd and Afterpay Limited.	8-K	001-37622	2.1	December 7, 2021
3.1*	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.2	Second Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.2	December 10, 2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.2	Fifth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of September 9, 2014.	S-1	333-207411	4.2	October 14, 2015
4.3	Indenture, dated March 6, 2017, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 6, 2017
4.4	Form of 0.375% Convertible Senior Notes due 2022 (included in Exhibit 4.3).	8-K	001-37622	4.2	March 6, 2017
4.5	Indenture, dated May 25, 2018, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	May 25, 2018
4.6	Form of 0.50% Convertible Senior Note due 2023 (included in Exhibit 4.5).	8-K	001-37622	4.2	May 25, 2018
4.7	Indenture, dated March 5, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 5, 2020
4.8	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.7).	8-K	001-37622	4.2	March 5, 2020
4.9	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).	8-K	001-37622	4.1	November 13, 2020
4.10	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.9).	8-K	001-37622	4.2	November 13, 2020
4.11	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).	8-K	001-37622	4.3	November 13, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.12	Form of 0.25% Convertible Senior Note due 2027 (included in Exhibit 4.11).	8-K	001-37622	4.4	November 13, 2020
4.13	Indenture, dated as of May 20, 2021, by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (2.75% Senior Notes due 2026).	8-K	001-37622	4.1	May 20, 2021
4.14	Form of 2.75% Senior Note due 2026 (included in Exhibit 4.13).	8-K	001-37622	4.2	May 20, 2021
4.15	Indenture, dated as of May 20, 2021 by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (3.50% Senior Notes due 2031).	8-K	001-37622	4.3	May 20, 2021
4.16	Form of 3.50% Senior Note due 2031 (included in Exhibit 4.15).	8-K	001-37622	4.4	May 20, 2021
4.17	Trust Deed, dated as of March 12, 2021, by and between Afterpay and the Hongkong and Shanghai Banking Corporation Limited as trustee.	8-K	001-37622	4.1	January 31, 2022
4.18	Description of Class A Common Stock.	10-K	001-37622	4.7	February 26, 2020
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2.1+*	Block, Inc. 2015 Equity Incentive Plan, as amended and restated
10.2.2+*	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.
10.2.3+*	Form of Restricted Stock Award and Restricted Stock Agreement.
10.2.4+*	Form of Stock Option Grant and Stock Option Agreement.
10.3+*	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6+*	Block, Inc. Outside Director Compensation Policy, as amended and restated.
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+*	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.
10.9+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.10+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.11+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018.	8-K	001-37622	10.1	January 4, 2019
10.15	Revolving Credit Agreement dated as of May 1, 2020 among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 6, 2020
10.16	First Amendment to Credit Agreement, dated as of May 28, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 3, 2020
10.17	Second Amendment to Credit Agreement, dated as of November 9, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.6	November 10, 2020
10.18	Third Amendment to Credit Agreement, dated as of January 28, 2021, by and among the Registrant, the Lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	February 3, 2021
10.19	Fourth Amendment to Credit Agreement, dated as of May 25, 2021, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	May 26, 2021
10.20	Fifth Amendment to Credit Agreement, dated as of January 28, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	January 31, 2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.21*	Sixth Amendment to Credit Agreement, dated as of February 23, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.
10.22#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	S-1	333-207411	10.15	October 14, 2015
10.23#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	S-1	333-207411	10.16	October 14, 2015
10.24#	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.	S-1	333-207411	10.17	October 14, 2015
10.25	Amendment 1 to ASIC Development and Supply Agreement, dated as of January 15, 2019.	10-K	001-37622	10.23	February 27, 2019
10.26	Paycheck Protection Program Liquidity Facility Letter Agreement, dated as of June 2, 2020.	8-K	001-37622	10.2	June 3, 2020
10.27	Paycheck Protection Program Liquidity Facility Letter of Agreement, dated as of January 29, 2021.	8-K	001-37622	10.2	February 3, 2021
10.28	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 6, 2017
10.29	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 6, 2017
10.30	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.31	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
10.32	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 5, 2020
10.33	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 5, 2020
10.34	Form of Convertible Note Hedge Confirmation (2026 Convertible Notes).	8-K	001-37622	10.2	November 10, 2020
10.35	Form of 2026 Warrant Confirmation.	8-K	001-37622	10.4	November 10, 2020
10.36	Form of Convertible Note Hedge Confirmation (2027 Convertible Notes).	8-K	001-37622	10.3	November 10, 2020
10.37	Form of 2027 Warrant Confirmation.	8-K	001-37622	10.5	November 10, 2020
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 24, 2022
BLOCK, INC.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	February 24, 2022
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Ajmere Dale
/s/ Roelof Botha	Director	February 24, 2022
Roelof Botha
/s/ Amy Brooks	Director	February 24, 2022
Amy Brooks
/s/ Shawn Carter	Director	February 24, 2022
Shawn Carter
/s/ Paul Deighton	Director	February 24, 2022
Paul Deighton
/s/ Randy Garutti	Director	February 24, 2022
Randy Garutti
/s/ Jim McKelvey	Director	February 24, 2022
Jim McKelvey
/s/ Mary Meeker	Director	February 24, 2022
Mary Meeker
/s/ Anna Patterson	Director	February 24, 2022
Anna Patterson
/s/ Sharon Rothstein	Director	February 24, 2022
Sharon Rothstein
/s/ Lawrence Summers	Director	February 24, 2022
Lawrence Summers
/s/ David Viniar	Director	February 24, 2022
David Viniar
/s/ Darren Walker	Director	February 24, 2022
Darren Walker