Form 10-Q
period 2022-03-31
Block, Inc.
filed 2022-05-05
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

1 We do not designate a headquarters location as we have adopted a distributed work model.
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, the number of shares of the registrant’s Class A common stock outstanding was 518,807,380 and the number of shares of the registrant’s Class B common stock outstanding was 61,696,578.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic and related public health measures on our business, customers, and employees, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our potential exposure as a participant in the Paycheck Protection Program ("PPP"), our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume ("GPV", as defined below in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), and revenue, including our expectations regarding the Cash App and Square ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, including the integration of Afterpay Limited ("Afterpay") with our business and its benefits to the Square and Cash App ecosystems, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters and the adequacy of reserves for such matters, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,993,565	$4,443,669
Investments in short-term debt securities	796,749	869,283
Settlements receivable	1,341,852	1,171,612
Customer funds	3,190,905	2,830,995
Consumer receivables, net	1,304,300	—
Loans held for sale	357,115	517,940
Other current assets	876,198	687,429
Total current assets	11,860,684	10,520,928
Property and equipment, net	302,247	282,140
Goodwill	12,428,930	519,276
Acquired intangible assets, net	2,275,199	257,049
Investments in long-term debt securities	1,333,139	1,526,430
Operating lease right-of-use assets	455,914	449,406
Other non-current assets	471,354	370,535
Total assets	$29,127,467	$13,925,764
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$4,634,657	$3,979,624
Settlements payable	264,971	254,611
Accrued expenses and other current liabilities	934,364	639,309
Operating lease liabilities, current	71,393	64,027
PPP Liquidity Facility advances	124,636	497,533
Total current liabilities	6,030,021	5,435,104
Deferred tax liabilities	238,683	15,236
Warehouse funding facilities	208,141	—
Long-term debt	4,561,911	4,559,208
Operating lease liabilities, non-current	395,602	395,017
Other non-current liabilities	242,717	207,610
Total liabilities	11,677,075	10,612,175
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at March 31, 2022 and December 31, 2021. None issued and outstanding at March 31, 2022 and December 31, 2021.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 517,799,568 and 403,237,209 issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at March 31, 2022 and December 31, 2021; 61,696,578 and 61,706,578 issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	17,426,629	3,317,255
Accumulated other comprehensive income (loss)	218,357	(16,435)
Accumulated deficit	(232,164)	(27,965)
Total stockholders’ equity attributable to common stockholders	17,412,822	3,272,855
Noncontrolling interests	37,570	40,734
Total stockholders’ equity	17,450,392	3,313,589
Total liabilities and stockholders’ equity	$29,127,467	$13,925,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Transaction-based revenue	$1,232,969	$959,733
Subscription and services-based revenue	959,557	557,681
Hardware revenue	37,326	28,788
Bitcoin revenue	1,730,793	3,511,068
Total net revenue	3,960,645	5,057,270
Cost of revenue:
Transaction-based costs	718,700	526,779
Subscription and services-based costs	195,862	90,373
Hardware costs	63,664	40,482
Bitcoin costs	1,687,459	3,436,135
Total cost of revenue	2,665,685	4,093,769
Gross profit	1,294,960	963,501
Operating expenses:
Product development	484,761	310,141
Sales and marketing	501,562	349,460
General and administrative	444,276	195,909
Transaction, loan, and consumer receivable losses	91,150	20,395
Bitcoin impairment losses	—	19,860
Total operating expenses	1,521,749	895,765
Operating income (loss)	(226,789)	67,736
Interest expense, net	15,748	253
Other expense (income), net	(33,472)	27,528
Income (loss) before income tax	(209,065)	39,955
Provision (benefit) for income taxes	(1,702)	947
Net income (loss)	(207,363)	39,008
Less: Net loss attributable to noncontrolling interests	(3,164)	—
Net income (loss) attributable to common stockholders	$(204,199)	$39,008

Net income (loss) per share attributable to common stockholders:
Basic	$(0.38)	$0.09
Diluted	$(0.38)	$0.08
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	541,435	454,973
Diluted	541,435	501,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(207,363)	$39,008
Net foreign currency translation adjustments	264,746	(10,595)
Net unrealized loss on marketable debt securities	(29,954)	(2,534)
Total comprehensive income	$27,429	$25,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(207,363)	$39,008
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,056	29,201
Non-cash interest and other	(64,351)	5,207
Non-cash lease expense	22,696	20,432
Share-based compensation	275,423	118,623
Loss (gain) on revaluation of equity investments	(49,741)	28,900
Transaction, loan, and consumer receivable losses	91,150	20,395
Bitcoin impairment losses	—	19,860
Change in deferred income taxes	(7,653)	(60)
Changes in operating assets and liabilities:
Settlements receivable	(220,361)	(114,458)
Purchases and originations of loans	(951,665)	(812,492)
Proceeds from payments and forgiveness of loans	1,112,266	531,716
Customers payable	136,474	80,310
Settlements payable	10,360	24,564
Other assets and liabilities	12,132	(20,399)
Net cash provided by (used in) operating activities	229,423	(29,193)
Cash flows from investing activities:
Purchase of marketable debt securities	(209,981)	(401,161)
Proceeds from maturities of marketable debt securities	262,559	139,353
Proceeds from sale of marketable debt securities	178,352	249,342
Purchase of marketable debt securities from customer funds	—	(119,411)
Proceeds from maturities of marketable debt securities from customer funds	73,000	187,500
Proceeds from sale of marketable debt securities from customer funds	316,576	—
Originations of consumer receivables	(1,946,468)	—
Principal repayments of consumer receivables	1,943,554	—
Purchase of property and equipment	(41,187)	(34,149)
Purchase of bitcoin investments	—	(170,000)
Purchase of other investments	(16,495)	(28,470)
Proceeds from sale of equity investments	—	18,973
Net cash acquired through business combination	570,703	—
Net cash provided by (used in) investing activities	1,130,613	(158,023)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Proceeds from PPP Liquidity Facility advances	—	494,300
Repayments of PPP Liquidity Facility advances	(372,897)	(194,186)
Payments to redeem convertible notes	(1,071,788)	—
Proceeds from warehouse facilities borrowings	183,440	—
Repayments of warehouse facilities borrowings	(90,491)	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	4,093	32,891
Payments for tax withholding related to vesting of restricted stock units	(2,456)	(152,013)
Net increase in non-interest bearing deposits	21,633	—
Change in customer funds, restricted from use in the Company's operations	359,910	938,596
Net cash provided by (used in) financing activities	(968,556)	1,119,588
Effect of foreign exchange rate on cash and cash equivalents	(948)	(8,206)
Net increase in cash, cash equivalents, restricted cash, and customer funds	390,532	924,166
Cash, cash equivalents, restricted cash, and customer funds, beginning of period	6,975,090	4,793,171
Cash, cash equivalents, restricted cash, and customer funds, end of period	$7,365,622	$5,717,337

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$3,993,565	$3,022,485
Short-term restricted cash	109,450	32,891
Long-term restricted cash	71,702	63,509
Customer funds cash and cash equivalents	3,190,905	2,598,452
Total	$7,365,622	$5,717,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2021	464,943,787	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	—	(204,199)	(3,164)	(207,363)
Shares issued in connection with employee stock plans	2,119,899	—	4,093	—	—	—	4,093
Change in other comprehensive income	—	—	—	234,792	—	—	234,792
Share-based compensation	—	—	279,354	—	—	—	279,354
Tax withholding related to vesting of restricted stock units	(16,003)	—	(2,456)	—	—	—	(2,456)
Issuance of common stock in connection with business combination	113,617,352	—	13,827,929	—	—	—	13,827,929
Issuance of common stock in conjunction with the conversion of convertible notes	19,865	—	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,188,754)	—	—	—	—	—	—
Balance at March 31, 2022	579,496,146	$—	$17,426,629	$218,357	$(232,164)	$37,570	$17,450,392

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income	deficit	interests	equity
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(502,708)	—	102,974	—	(399,734)
Net income	—	—	—	—	39,008	—	39,008
Shares issued in connection with employee stock plans	4,311,094	—	32,891	—	—	—	32,891
Change in other comprehensive loss	—	—	—	(13,129)	—	—	(13,129)
Share-based compensation	—	—	121,965	—	—	—	121,965
Tax withholding related to vesting of restricted stock units	(669,076)	—	(152,013)	—	—	—	(152,013)
Issuance of common stock in connection with business combination	166,967	—	3,816	—	—	—	3,816
Exercise of bond hedges in conjunction with the conversion of convertible notes	(5,325,320)	—	—	—	—		—
Balance at March 31, 2021	454,668,441	$—	$2,459,415	$10,199	$(155,241)	$—	$2,314,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two operating and reportable segments, Square and Cash App. Square enables sellers to accept card payments and also provides reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App provides an ecosystem of financial products and services to help individuals manage their money by providing financial services that allow individuals to store, send, receive, spend, and invest their money. Cash App’s goal is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

On January 31, 2022, the Company completed the acquisition of Afterpay Limited (“Afterpay”), to strengthen its position to better deliver compelling financial products and services that expand access to more consumers and drive incremental revenue for merchants of all sizes. See Note 9, Acquisitions for further details.

Block was founded in 2009 and has offices in the United States, Canada, Japan, Australia, New Zealand, Ireland, the United Kingdom, Spain, Lithuania, China, Italy, and Norway. The Company does not designate a headquarters location after it adopted a distributed work model in 2021.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2021 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income, and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, the determination of allowance for loan loss reserves for loans held for investment, determination of allowance for credit losses for consumer receivables, pre-acquisition contingencies associated with business combinations, allocation of acquired goodwill to segments, assessing the likelihood of adverse outcomes from claims and disputes, accrued royalties, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

The Company's estimates of accrued transaction losses, valuation of loans held for sale, and allowance for credit losses associated with consumer receivables are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 6, Consumer Receivables, net for further details on consumer receivables, Note 5, Fair Value of Financial Instruments for further details on amortized cost over fair value of the loans, and Note 12, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.
Adjustment to Statement of Cash Flows

Beginning in the fourth quarter of 2021, the Company adjusted its consolidated statement of cash flows to include changes in customer funds and cash and cash equivalents associated with customers payable as financing activities. Previously, the changes in customer funds and customers payable were presented within operating activities in the Company's consolidated statements of cash flows. The adjustment results in the portion of customer funds that is held in cash and cash equivalents, restricted cash, and customer funds to be included in the beginning and ending period totals of cash, cash equivalents, restricted cash, and customer funds. The Company holds customer funds separate from its corporate funds and does not use customer funds for any corporate purposes.

The condensed consolidated statements of cash flows for the three months ended March 31, 2021 has been revised to reflect this adjustment to the presentation. These changes have been concluded to be immaterial to the consolidated financial statements and have no impact on previously reported condensed consolidated statements of operations and balance sheets. The adjusted presentation shows all changes associated with customer funds in the condensed consolidated statements of cash flows instead of in the notes to the condensed consolidated financial statements.

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statements of cash flows (in thousands):

		Three Months Ended March 31, 2021
	Net cash provided by (used in):	As Previously Reported (i)	Adjustments	As Adjusted
	Operating activities (ii)	$(97,741)	$68,548	$(29,193)
	Investing activities	(158,023)	—	(158,023)
	Financing activities (iii)	180,992	938,596	1,119,588
	Effect of foreign exchange rate on cash and cash equivalents	(8,206)	—	(8,206)
	Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	(82,978)	1,007,144	924,166
	Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	3,201,863	1,591,308	4,793,171
	Cash, cash equivalents, restricted cash, and customer funds, end of period	$3,118,885	$2,598,452	$5,717,337
	_______________
(i)	As reported in our 2021 Form 10-Q filed with the SEC on May 6, 2021.
(ii)	Financial statement lines impacted in operating activities were Customer funds and Customers payable.
(iii)	Financial statement line impacted in financing activities was the addition of a new line called Change in customer funds, restricted from use in the Company's operations.

Concentration of Credit Risk

For the three months ended March 31, 2022 and March 31, 2021, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 48% and 34% of settlements receivable as of March 31, 2022. As of December 31, 2021, there were two parties that represented approximately 52% and 30% of settlements receivable. All other third-party processors were insignificant.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivable, customer funds, consumer receivables, loans held for sale, and loans held for investment. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans and consumer receivables is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and receivables and ongoing performance monitoring of the Company’s loan customers. The risk associated with the Paycheck Protection Program ("PPP") loans is considered low due to government guarantees on those loans.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses in the condensed consolidated statements of operations. Total advertising costs were $156.3 million for the three months ended March 31, 2022, compared to $85.9 million for the three months ended March 31, 2021.

In addition, services, incentives, and other costs to customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways, and were $202.3 million for the three months ended March 31, 2022, compared to $183.6 million for the three months ended March 31, 2021.
Significant Accounting Policies
Following the acquisition of Afterpay, the Company adopted the following significant accounting policies, in addition to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Afterpay Revenue

Through Afterpay's buy now pay later ("BNPL") platform, the Company enables consumers the ability to pay for purchases by splitting their payments into four installments over six weeks. The Company generally pays the seller the net amount of the consumer order value less a merchant fee, which consists of fixed and variable rates as contracted with the sellers. The Company also incurs other costs such as fees paid to third-party partners and processing fees to complete the consumer purchase transaction. The Company generally assumes non-repayment risk from the consumers. The Company initially recognizes a consumer receivable equal to net amounts paid to the seller plus any costs incurred to originate the consumer receivable. The Company recognizes the merchant fee less costs incurred to originate the consumer receivables as revenue using the effective interest method and is included within subscriptions and services-based revenue in the condensed consolidated statement of operations. The effective interest rate is determined based on estimated future cash receipts over the expected life of the consumer receivable, having consideration for the historical repayment pattern of the consumer receivables on a portfolio basis. The Company does not charge interest or fees to the consumers, other than late fees which are used by the Company as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. Late fees are recognized and included within subscriptions and services-based revenue in the condensed consolidated statement of operations when chargeable to consumers and collectibility is reasonably assured based on, among other factors, consumer behavior and historical recovery experience.

Consumer Receivables

The Company classifies consumer receivables as held for investment as the Company has the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. These consumer receivables are reported at amortized cost, which includes the cost to originate the consumer receivables, adjusted for unearned merchant fees, origination costs, charge-offs, and the allowance for credit losses. Refer to Note 6, Consumer Receivables, net for more information.

Allowance for Credit Losses

The Company calculates an allowance for credit losses on the consumer receivables portfolio in accordance with ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires an entity to assess impairment of its financial instruments based on the entity's current estimates of expected credit losses over the contractual term of its loans held for investment portfolio as of each balance sheet date.

Allowance for credit losses relating to consumer receivables represents management’s best estimate of the expected credit losses in the outstanding portfolio of consumer receivables, as of the balance sheet date. The Company determines the allowance for credit losses using both quantitative and qualitative methods that analyze portfolio performance, uses judgment regarding the quantitative components of the reserve, and considers all available information relevant to assessing collectibility. This includes but is not limited to historical loss and recovery experience, recent and historical trends in delinquencies, past-due receivables and charge-offs, consumer behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the consumers’ ability to make future payments. When available information confirms that specific consumer receivables or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Consumer receivables are charged off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

    In July 2021, the FASB issued ASU No. 2021-05, Lease (Topic 842): Lessors—Certain Leases with Variable Lease Payments ("ASU 2021-05"), which amends the lease classification requirements for lessors with certain leases containing variable payments. A lessor should classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

    In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”), which provides guidance on modifications or exchanges of a freestanding equity-classified written call option that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance effective January 1, 2022, and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

    In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method ("ASU 2022-01") related to the portfolio layer method of hedge accounting. The amendments allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method. ASU 2022-01 also allows for multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect the adoption to have a material impact on the Company's financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) related to troubled debt restructuring and vintage disclosures for financing receivables. The amendments eliminate recognition and measurement guidance for troubled debt restructurings for creditors and requires entities to evaluate if the modification represents a new loan or a continuation of the existing loan. ASU 2022-02 also enhances disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty and requires disclosure of current period write-offs by year of origination for financing receivables. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect the adoption to have a material impact on the Company’s financial statements.

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 ("SAB 121"), which expressed the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize liability to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users. The entity should also describe the asset and the corresponding liability in the footnotes to the financial statements and consider including information regarding who (e.g. the company, its agent, or another third party) holds the cryptographic key information, maintains the internal recordkeeping of those assets, and is obligated to secure the assets and protect them from loss or theft. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. The adoption of this guidance will result in the Company recognizing an asset and liability related to the bitcoin held by the Company on behalf of the Company’s customers. The adoption of this guidance will have no impact to the Company's condensed consolidated statements of operations and condensed consolidated statements of cash flows. If the Company had adopted this standard, the Company's assets and liabilities would have increased by $1.1 billion as of March 31, 2022 and December 31, 2021.

NOTE 2 - REVENUE

The following table presents the Company's revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue from contracts with customers:
Transaction-based revenue	$1,232,969	$959,733
Subscription and services-based revenue	724,745	525,065
Hardware revenue	37,326	28,788
Bitcoin revenue	1,730,793	3,511,068
Revenue from other sources:
Subscription and services-based revenue (i)	234,812	32,616
Total net revenue	$3,960,645	$5,057,270

(i) 2022 amount includes Afterpay revenue.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of March 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$27,774	$—	$(117)	$27,657
Corporate bonds	301,285	22	(1,637)	299,670
Commercial paper	13,763	—	—	13,763
Municipal securities	4,074	—	(39)	4,035
Certificates of deposit	8,495	—	—	8,495
U.S. government securities	425,679	3	(2,589)	423,093
Foreign government securities	20,187	3	(154)	20,036
Total	$801,257	$28	$(4,536)	$796,749

Long-term debt securities:
U.S. agency securities	$148,553	$8	$(4,463)	$144,098
Corporate bonds	581,770	10	(14,881)	566,899
Municipal securities	19,124	—	(606)	18,518
U.S. government securities	606,465	106	(15,700)	590,871
Foreign government securities	13,013	—	(260)	12,753
Total	$1,368,925	$124	$(35,910)	$1,333,139

The Company's short-term and long-term investments as of December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$73,986	$150	$(8)	$74,128
Corporate bonds	293,460	128	(269)	293,319
Commercial paper	36,088	—	—	36,088
Municipal securities	5,543	5	—	5,548
Certificates of deposit	9,200	—	—	9,200
U.S. government securities	430,992	106	(255)	430,843
Foreign government securities	20,256	19	(118)	20,157
Total	$869,525	$408	$(650)	$869,283

Long-term debt securities:
U.S. agency securities	$154,454	$26	$(1,160)	$153,320
Corporate bonds	667,699	80	(4,572)	663,207
Municipal securities	22,541	2	(126)	22,417
U.S. government securities	678,553	3	(4,080)	674,476
Foreign government securities	13,084	—	(74)	13,010
Total	$1,536,331	$111	$(10,012)	$1,526,430

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	March 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$27,657	$(117)	$—	$—	$27,657	$(117)
Corporate bonds	259,332	(1,637)	—	—	259,332	(1,637)
Municipal securities	3,267	(39)	—	—	3,267	(39)
U.S. government securities	390,493	(2,589)	—	—	390,493	(2,589)
Foreign government securities	18,730	(154)	—	—	18,730	(154)
Total	$699,479	$(4,536)	$—	$—	$699,479	$(4,536)

Long-term debt securities:
U.S. agency securities	$138,033	$(4,295)	$4,832	$(168)	$142,865	$(4,463)
Corporate bonds	545,068	(14,400)	16,767	(481)	561,835	(14,881)
Municipal securities	15,418	(606)	—	—	15,418	(606)
U.S. government securities	491,148	(15,700)	—	—	491,148	(15,700)
Foreign government securities	12,753	(260)	—	—	12,753	(260)
Total	$1,202,420	$(35,261)	$21,599	$(649)	$1,224,019	$(35,910)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$26,749	$(8)	$—	$—	$26,749	$(8)
Corporate bonds	241,792	(269)	311	—	242,103	(269)
U.S. government securities	347,380	(255)	—	—	347,380	(255)
Foreign government securities	12,734	(118)	—	—	12,734	(118)
Total	$628,655	$(650)	$311	$—	$628,966	$(650)

Long-term debt securities:
U.S. agency securities	$151,472	$(1,160)	$—	$—	$151,472	$(1,160)
Corporate bonds	627,467	(4,572)	—	—	627,467	(4,572)
Municipal securities	18,616	(126)	—	—	18,616	(126)
U.S. government securities	639,473	(4,080)	—	—	639,473	(4,080)
Foreign government securities	13,010	(74)	—	—	13,010	(74)
Total	$1,450,038	$(10,012)	$—	$—	$1,450,038	$(10,012)

The Company does not intend to sell nor anticipate that it will be required to sell the securities before recovery of the amortized cost basis. Unrealized losses related to available-for-sale debt securities were determined not to be due to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2022 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$801,257	$796,749
Due in one to five years	1,368,925	1,333,139
Total	$2,170,182	$2,129,888

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2022	December 31, 2021
Cash	$2,332,936	$242,243
Cash equivalents:
Money market funds	187,782	2,126,579
Reverse repurchase agreement (i)	670,187	72,119
Short-term debt securities:
U.S. agency securities	—	29,994
U.S. government securities	—	360,060
Total	$3,190,905	$2,830,995

(i) The Company has accounted for the reverse repurchase agreement with a third-party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classified the amounts due from the counterparty as cash equivalents due to the short-term nature.

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

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position are as follows (in thousands):

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$29,994	$(8)	$—	$—	$29,994	$(8)
U.S. government securities	360,060	(191)	—	—	360,060	(191)
Total	$390,054	$(199)	$—	$—	$390,054	$(199)

The Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,259,739	$—	$—	$2,344,768	$—	$—
U.S. agency securities	—	—	—	—	22,999	—
Certificates of deposit	—	—	—	—	4,983	—
Commercial paper	—	16,991	—	—	—	—
Corporate bonds	—	4,944	—	—	790	—
U.S. government securities	56,999	—	—	—	—	—
Municipal securities	—	3,914	—	—	—	—
Customer funds:
Money market funds	187,782	—	—	2,126,579	—	—
Reverse repurchase agreement	670,187	—	—	72,119	—	—
U.S. agency securities	—	—	—	—	29,994	—
U.S. government securities	—	—	—	360,060	—	—
Short-term debt securities:
U.S. agency securities	—	27,657	—	—	74,128	—
Certificates of deposit	—	8,495	—	—	9,200	—
Corporate bonds	—	299,670	—	—	293,319	—
Commercial paper	—	13,763	—	—	36,088	—
Municipal securities	—	4,035	—	—	5,548	—
U.S. government securities	423,093	—	—	430,843		—
Foreign government securities	—	20,036	—	—	20,157	—
Long-term debt securities:
U.S. agency securities	—	144,098	—	—	153,320	—
Corporate bonds	—	566,899	—	—	663,207	—
Municipal securities	—	18,518	—	—	22,417	—
U.S. government securities	590,871	—	—	674,476	—	—
Foreign government securities	—	12,753	—	—	13,010	—
Other:
Investment in marketable equity security	22,186	—	—	—	—	—
Total	$3,210,857	$1,141,773	$—	$6,008,845	$1,349,160	$—

The carrying amounts of certain financial instruments, including settlements receivable, consumer receivables, loans held for investment, accounts payable, customers payable, accrued expenses, and settlements payable, approximate their fair values due to their short-term nature. The carrying amounts of the Company's warehouse funding facilities approximate their fair values.

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices or significant other market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$987,116	$908,966	$986,774	$1,018,113
2026 Senior Notes	988,312	932,917	987,626	994,579
2027 Convertible Notes	567,535	518,840	567,208	614,286
2026 Convertible Notes	568,039	525,134	567,621	595,548
2025 Convertible Notes	991,109	1,297,846	990,361	1,477,302
2023 Convertible Notes	459,800	839,083	459,618	958,927
2022 Convertible Notes	—	—	455	3,192
Total	$4,561,911	$5,022,786	$4,559,663	$5,661,947

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$357,115	$386,169	$517,940	$574,982
Loans held for investment	90,051	93,851	91,447	95,746
Total	$447,166	$480,020	$609,387	$670,728

As of March 31, 2022, $105.6 million of the carrying value of loans held for sale was attributable to loans under the Paycheck Protection Program ("PPP"). The PPP was intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of March 31, 2022 were immaterial. As of March 31, 2022, the Company had facilitated the issuance of $1.5 billion of loans in the aggregate under the program, of which it had sold $399.1 million to an investor since the commencement of the PPP. As of March 31, 2022, $1.0 billion in PPP loans held for sale have been forgiven by the SBA, of which $299.7 million have been forgiven in the three months ended March 31, 2022. Overall, in the three months ended March 31, 2022, the Company recognized $51.5 million of revenue associated with PPP loans, primarily as a result of forgiveness. The Company approved and funded the last of its remaining PPP applications upon exhaustion of the funds in the program on May 21, 2021.

To determine the fair value of the loans held for sale, the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data in developing such estimates and assumptions. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of March 31, 2022, there were no material changes to the Company's estimates of fair value and the Company will continue to evaluate facts and circumstances that could impact its estimates and affect its results of operations in future periods. The charges for the excess of amortized cost over fair value of the loans held for sale were immaterial for the three months ended March 31, 2022,

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2022 and 2021, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Following the acquisition of Afterpay, described in Note 9, Acquisitions, the Company assumed Afterpay's existing consumer receivables, which are amounts due from consumers for outstanding installment payments on orders processed on the BNPL platform. Further discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, consumer receivables are classified as held for investment. These receivables are interest free and are generally due within 14 to 56 days. The Company evaluates the consumer receivables as a single homogeneous portfolio as it is comprised of a single product type, point-of-sale unsecured installment loans.

The Company closely monitors credit quality for the consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" rated or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables generally comprise of consumer receivables that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2022, the amortized cost of Pass rated consumer receivables was $1.4 billion and the amount of Classified consumer receivables was less than $0.1 billion.
For consumer receivables, an allowance for credit losses is determined based on the probability of a default event occurring over the life of the receivables. When a consumer has not paid by the due date, it is an indication that credit risk has increased. As a result, the allowance for credit losses for that receivable is measured at an amount equal to the lifetime allowance for credit losses for increased credit risk. Lifetime allowance for credit losses is the expected credit losses that result from all possible default events over the expected life of the receivables.

When the consumer receivable is greater than 61 days past due, there is considered to be objective evidence of impairment. Aging greater than 61 days is considered to have an adverse impact on the estimated future cash flows of the receivable.

Consumer receivables are charged off when they are over 180 days past due and the Company has no reasonable expectation of recovery.

The following table presents an aging analysis of the amortized cost of consumer receivables held for investment by delinquency status (in thousands):

March 31, 2022
Non-delinquent loans	$1,206,259
1 - 60 days past due	149,913
61 - 90 days past due	49,194
90+ days past due	8,758
Total amortized cost	$1,414,124

When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. The Company may continue to attempt to recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses within the condensed consolidated statement of operation in the period in which they were recovered. The amount of recoveries for the three months ended March 31, 2022 were immaterial. The allowance for credit losses on consumer receivables is a valuation account that is deducted from the carrying value of the consumer receivables.

The following table details activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

Allowance for credit losses, recorded from acquisition (i)	$115,552
Provision for credit losses	36,505
Charge-offs and other adjustments	(42,233)
Allowance for credit losses, balance at March 31, 2022	$109,824

(i) Consumer receivables acquired from Afterpay that reflect a more-than-insignificant deterioration of credit from origination are considered purchased credit deteriorated ("PCD") receivables. For PCD consumer receivables, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other consumer receivables.

NOTE 7 - LOANS HELD FOR INVESTMENT

In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of March 31, 2022, the Company held $90.1 million as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheet. Refer to Note 12, Other Consolidated Balance Sheet Components for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans, and charge-offs. The allowance for loan losses and amount of charge-offs recorded as of March 31, 2022 were immaterial. There were no recoveries recorded as of March 31, 2022.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are charged off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of March 31, 2022, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" rated or "Classified." Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2022, the amortized cost of Pass rated loans was $94.1 million and the amount of Classified loans was immaterial.

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements	$215,870	$208,228
Computer equipment	192,964	174,004
Capitalized software	132,215	116,827
Office furniture and equipment	44,134	42,393
Total	585,183	541,452
Less: Accumulated depreciation and amortization	(282,936)	(259,312)
Property and equipment, net	$302,247	$282,140

Depreciation and amortization expense on property and equipment was $27.9 million and $22.3 million for the three months ended March 31, 2022 and 2021 respectively.
NOTE 9 - ACQUISITIONS
Afterpay

     On January 31, 2022 (February 1, 2022 Australian Eastern Daylight Time), the Company completed the acquisition of Afterpay, a global BNPL platform. In connection with the acquisition, the Company issued 113,617,352 shares of the Company’s Class A common stock. The shares issued included a deemed vested component of outstanding employee awards, based on the ratio of time served in relation to the vesting term of each award, with the unvested portion being replaced with Block’s unvested replacement awards, with the same terms. The aggregate fair value of the shares issued was $13.8 billion based on the closing price of the Company’s Class A common stock on the acquisition date, of which $66.3 million was attributed to acceleration of various share-based arrangements and was accounted for as an expense immediately post-acquisition, included as a component of general and administrative expenses in the consolidated statement of operations. As of the completion of the acquisition, certain convertible notes with an outstanding principal amount of AU $1.5 billion (U.S. $1.1 billion based on the closing exchange rate on the acquisition date) remained outstanding, and were redeemed on March 4, 2022.

The acquisition meets the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.

The Company is in the process of completing the determination of the fair values of certain tangible and intangible assets acquired and liabilities assumed, including reviewing third-party valuations and the allocation of the intangibles and goodwill to various operating units. Accordingly, the preliminary values reflected in the table are subject to change. These changes will primarily relate to the fair value assigned to intangible assets acquired and certain assumed contingent consideration of Afterpay, and evaluation of contingencies and tax effects related to the acquisition.

The table below summarizes the consideration paid for Afterpay and the preliminary assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data).

Consideration:
Stock (113,617,352 shares of Class A common stock, excluding value accounted as post-combination expense of $66,337)	$13,827,929
Cash paid to settle tax withholding in connection with replacement awards	8,693
$13,836,622
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash, cash equivalents, and restricted cash acquired)	$653,709
Consumer receivables	1,245,508
Intangible customer assets	1,378,000
Intangible technology assets	239,000
Intangible trade name	408,000
Other non-current assets	74,232
Long-term debt - current (i)	(1,058,065)
Current liabilities	(394,433)
Warehouse funding facilities (ii)	(107,996)
Deferred tax liabilities	(234,949)
Other non-current liabilities	(55,374)
Total identifiable net assets acquired	2,147,632
Goodwill	11,688,990
Total	$13,836,622

(i) Long-term debt - current is comprised of the aforementioned Afterpay convertible notes, which were redeemed on March 4, 2022 at face value.

(ii) Refer to Note 14, Indebtedness for further details.

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating Afterpay's technology platform, its business, and operations into the Company's Cash App and Square ecosystems and the value of the assembled workforce. The goodwill has no amortizable basis for income tax purposes. Additionally, the acquisition resulted in the recognition of $131.0 million of deferred tax assets in Australia; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient positive evidence of such income as of March 31, 2022. Accordingly, a valuation allowance of $131.0 million was recorded against the acquired Australian deferred tax assets. Additionally, the other non-current liabilities include an estimate of $34.0 million in unrecognized tax benefits as of March 31, 2022.

Pro Forma Financial Information

The following table summarizes the unaudited pro forma consolidated financial information of the Company as if the Afterpay acquisition had occurred on January 1, 2021. Pro forma adjustments have been made to reflect, among other things, the incremental intangible asset amortization to be incurred based on the preliminary values of each identifiable intangible asset, stock-based compensation expense related to replacement equity awards, and the tax effects of such adjustments for the respective periods.

The unaudited pro forma financial results are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue	$4,030,674	$5,227,467
Net loss	$(116,936)	$(205,261)

The unaudited pro forma financial information is not intended to present or be indicative of what the results of operations or financial position would have been had the events actually occurred on the dates indicated, nor is it meant to be indicative of future results of operations or financial position for any future period or as of any future date. The unaudited pro forma financial information does not give effect to the potential impact of current financial conditions, or any anticipated revenue enhancements, cost savings, or operating synergies that may result from the acquisition.

Pro forma net loss for the three months ended March 31, 2022 excludes $42.4 million of transaction costs directly attributable to the acquisition and $66.3 million of incremental stock-based compensation expense, incurred by Block, that were included in the determination of the net loss for that period. Pro forma net loss for the three months ended March 31, 2021 includes $149.0 million of transaction costs directly attributable to the acquisition incurred by both Afterpay and Block, and $66.3 million of incremental stock-based compensation expense.

TIDAL
On April 30, 2021, the Company acquired an 86.8% ownership interest in TIDAL, a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends the Company's purpose of economic empowerment to musicians and other artists. The Company has the option, but not the obligation, to acquire any portion of the remaining noncontrolling interest any time after a three-year period has elapsed from the execution of the transaction agreement at a price based on the fair value of TIDAL shares, as determined in accordance with certain agreements between the Company and certain legacy shareholders of TIDAL.
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
The acquisition was accounted for as a business combination in accordance with ASC 805. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.

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

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating TIDAL product and operations into the Company's technology platform and the value of the assembled workforce. An estimated amount of approximately $70.7 million of the goodwill generated from the TIDAL acquisition and approximately $126.7 million of the acquired intangible assets are expected to be deductible for U.S. tax purposes based on the preliminary values. Additionally, the acquisition would have resulted in the recognition of U.S. deferred tax assets; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient evidence of such income as of March 31, 2022. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

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

In addition to the deferred consideration, an additional amount of $32.2 million in purchase consideration has been withheld related to defined post-acquisition activities. Because these amounts relate to post-acquisition activities, in accordance with ASC 805, such amounts will be recognized as expenses in future periods, as incurred.

    The noncontrolling interest was recorded based on the fair value on the date of acquisition.

    The acquisition of TIDAL did not have a material impact on the Company's condensed consolidated financial statements. Accordingly, pro forma financial information has not been presented.

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2021	$519,276
Acquisitions	11,688,990
Foreign currency translation adjustments	220,664
Balance at March 31, 2022	$12,428,930

The Company performs an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired.

The Company has two operating and reportable segments, which are Square and Cash App (defined further in Note 20, Segment and Geographical Information). Goodwill arising from the acquisition of Afterpay has been equally allocated to Square and Cash App as management expects that the BNPL platform will contribute equally to each of these segments.

The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Balance at December 31, 2021	$128,334	$193,057	$197,885	$519,276
Acquisitions	5,844,495	5,844,495	—	11,688,990
Foreign currency translation adjustments	110,253	110,411	—	220,664
Balance at March 31, 2022	$6,083,082	$6,147,963	$197,885	$12,428,930

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2022
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$409,899	$(80,170)	$329,729
Customer assets	15 years	1,534,937	(38,137)	1,496,800
Trade name	9 years	460,942	(21,600)	439,342
Other	9 years	13,701	(4,373)	9,328
Total		$2,419,479	$(144,280)	$2,275,199

	Balance at December 31, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$164,977	$(65,619)	$99,358
Customer assets	15 years	128,316	(19,244)	109,072
Trade name	9 years	53,051	(14,169)	38,882
Other	9 years	13,743	(4,006)	9,737
Total		$360,087	$(103,038)	$257,049

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Acquired intangible assets, net, beginning of the period	$257,049	$137,612
Acquisitions	2,025,000	—
Amortization expense	(42,160)	(6,884)
Foreign currency translation adjustments	35,310	(932)
Acquired intangible assets, net, end of the period	$2,275,199	$129,796

The estimated future amortization expense of intangible assets in future periods as of March 31, 2022 is as follows (in thousands):

Remainder of 2022	$172,804
2023	229,737
2024	226,760
2025	219,932
2026	206,281
Thereafter	1,219,685
Total	$2,275,199

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	March 31, 2022	December 31, 2021
Inventory, net	$72,340	$77,058
Restricted cash	109,450	18,778
Processing costs receivable	236,044	228,914
Prepaid expenses	123,306	63,341
Accounts receivable, net	107,200	89,702
Loans held for investment, net of allowance for loan losses (i)	90,051	91,447
Other	137,807	118,189
Total	$876,198	$687,429
(i) Refer to Note 7, Loans Held for Investment for further details.
Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	March 31, 2022	December 31, 2021
Accrued expenses	$368,739	$254,900
Accrued royalties	61,593	53,616
Accrued transaction losses (i)	53,659	55,167
Accounts payable	123,982	82,173
Deferred revenue, current	52,973	48,462
Pagantis deferred consideration (ii)	43,195	—
Other	230,223	144,991
Total	$934,364	$639,309
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

(ii) On March 9, 2021, prior to acquisition by the Company, Afterpay completed the acquisition of Pagantis SAU and PMT Technology SLA (collectively, "Pagantis"). Pursuant to the acquisition agreement, Afterpay issued a convertible note to the sellers for deferred and contingent consideration. Under the terms of the note, upon a change in control, Afterpay had the option to redeem and convert the convertible note. The settlement amount consists of two components: a deferred consideration portion of €40.3 million that is a fixed contractual amount, and an additional amount that is contingent on the underlying equity value of Pagantis exceeding certain agreed upon thresholds at the settlement date. The Company has commenced discussions with the convertible note holder in relation to settlement of the note, but an agreement as to the value of the note has yet been reached. As of March 31, 2022, the Company determined that based on the underlying value of Pagantis, the contingent consideration had no value. The Company accrued $43.2 million related to the deferred consideration, which is included within other current liabilities.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2022	2021
Accrued transaction losses, beginning of the period	$55,167	$70,557
Provision for transaction losses	20,721	(6,742)
Charge-offs to accrued transaction losses	(22,229)	(15,193)
Accrued transaction losses, end of the period	$53,659	$48,622

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $87.3 million and $82.1 million for the three months ended March 31, 2022 and 2021, respectively, for such losses.

NOTE 13 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2022	December 31, 2021
Investment in non-marketable equity securities (i)	$156,231	$81,919
Investment in bitcoin, net (ii)	148,984	149,000
Restricted cash	71,702	71,702
Other	94,437	67,914
Total	$471,354	$370,535

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. The Company also holds a non-marketable common stock warrant in a publicly-traded entity. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statement of operations. During the three months ended March 31, 2022, the Company recorded an unrealized gain of $59.8 million, with a cumulative unrealized gain of $78.8 million as of March 31, 2022, arising from the revaluation of non-marketable investment. Unrealized losses were immaterial as of March 31, 2022.

(ii) The Company had invested $220.0 million in bitcoin as of December 31, 2021, with no additional investments during the three months ended March 31, 2022. Bitcoin is accounted for as an indefinite-lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset.

The Company did not record any impairment charges in the three months ended March 31, 2022 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of March 31, 2022, the fair value of the investment in bitcoin was $365.5 million based on observable market prices which is $216.5 million in excess of the Company's carrying value of $149.0 million.
Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2022	December 31, 2021
Statutory liabilities (i)	$172,003	$117,784
Other	70,714	89,826
Total	$242,717	$207,610

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 14 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January, 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans). The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.15% per annum on the undrawn portion available under the 2020 Credit Facility. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of March 31, 2022, $600.0 million remained available for draw. The Company incurred $0.2 million and $0.2 million in unused commitment fees during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

Loans under the 2020 Credit Facility, excluding the Tranche B Loans, bear interest at the Company's option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The Credit Agreement includes provisions allowing the Company to replace or update LIBOR with a replacement rate. The margin is determined based on the Company’s total leverage ratio, as defined in the Credit Agreement. The Tranche B Loans bear interest at the Company's option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Tranche B Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Tranche B Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio. The Credit Agreement also contains customary affirmative and negative covenants typical for a financing of this type that, among other things, restricts the Company and certain of its subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions, enter into restrictive agreements, enter into agreements with affiliates, and make certain investments and acquisitions.

Warehouse Funding Facilities

Following the acquisition of Afterpay, the Company assumed Afterpay's existing warehouse funding facilities. The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”). The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities formed for the sole purpose of financing the origination of consumer receivables to partly fund the Company's BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables.

These Warehouse Facilities have maturity dates ranging from June 2023 to December 2024. As of March 31, 2022, the aggregate commitment amount of the Warehouse Facilities using the prevailing spot rate was $1.8 billion on a revolving basis, of which $0.2 billion was drawn and $1.6 billion remained available. All facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of March 31, 2022. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average ("SONIA") or similar and (ii) a margin which is set for the term of the availability period. In addition, each facility requires payment of immaterial commitment fees.

The table below summarizes the amounts drawn on these facilities by year of maturity (in thousands):

March 31, 2022
2023	$64,558
2024	144,439
Total	$208,997
Deferred debt issuance costs	(248)
Total funding debt, net of deferred debt issuance costs	$208,749

Of the total balance outstanding at March 31, 2022, $0.6 million is current and recorded within other current liabilities on the Company's condensed consolidated balance sheet.

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

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the

PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of March 31, 2022, $124.6 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

Senior Unsecured Notes due in 2026 and 2031

On May 20, 2021, the Company issued an aggregate principal amount of $2.0 billion senior unsecured notes comprised of $1.0 billion of senior unsecured notes due 2026 ("2026 Senior Notes") and $1.0 billion senior unsecured notes due 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes”). The 2026 Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased, and bear interest at a rate of 2.75% payable semi-annually on June 1 and December 1 of each year. The 2031 Senior Notes mature on June 1, 2031, unless earlier redeemed or repurchased, and bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. The Senior Notes are subject to optional redemption provisions. At any time prior to May 1, 2026, in the case of the 2026 Senior Notes, and March 1, 2031, in the case of the 2031 Senior Notes, the Company may redeem the applicable series in whole or part at a price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium and accrued and unpaid interest, if any, to but excluding the redemption date. The applicable premium for any note is the greater of: (i) 1.0% of the principal amount of such note, and (ii) the excess, if any, of (a) the present value at the redemption date of all scheduled payments of interest plus principal on such note (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date) computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points, over (b) the principal amount of such note. At any time on or after May 1, 2026, in the case of the 2026 Senior Notes, and March 1, 2031, in the case of the 2031 Senior Notes, the Company may redeem the notes of the applicable series in whole or part at a price of 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to but excluding the redemption date. If the Company experiences a change of control triggering event (as defined in the applicable indenture governing the applicable Senior Notes), the Company must offer to repurchase each series of Senior Notes at a repurchase price equal to 101% of the principal amount of the applicable notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In the event of default, the trustee or holders of at least 25% in aggregate principal amount of the applicable series of outstanding Senior Notes under the applicable indenture may declare all of the notes of the applicable series to be due and immediately payable. If the event of default is the result of specified events of bankruptcy, insolvency or reorganization, all of the notes of the applicable series will become due without any declaration or action by the trustee or holders. If there is a default in the payment of interest, the Company shall pay the defaulted interest plus, to the extent lawful, interest payable on the defaulted interest at the rate provided in the Senior Notes.

Debt issuance costs related to the 2026 Senior Notes and 2031 Senior Notes were comprised of discounts and commissions payable to the initial purchasers of $22.5 million and third-party offering costs of $5.7 million. Issuance costs are amortized to interest expense using the effective interest method at an effective interest rate of 3.06% and 3.69% for each of the respective terms of the 2026 Senior Notes and 2031 Senior Notes, respectively.

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bears a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the three months ended March 31, 2022. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accounting for the issuance of the 2026 Convertible Notes and 2027 Convertible Notes, prior to the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), the Company separated the relevant series of convertible notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $198.0 million and was determined by deducting the fair value of the liability component from the par value of the 2026 Convertible Notes and the 2027 Convertible Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount ("debt discount") was amortized to interest expense at an effective interest rate of 3.35% and 3.66% for the 2026 Convertible Notes and 2027 Convertible Notes, respectively. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2026 Convertible Notes and 2027 Convertible Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2026 Convertible Notes and 2027 Convertible Notes were comprised of discounts and commissions payable to the initial purchasers of $17.5 million and third-party offering costs of $1.0 million. Prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2026 Convertible Notes and 2027 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $15.4 million and were amortized to interest expense using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense at an effective interest rate of 0.49% and 0.30% for each of the respective terms of the 2026 Convertible Notes and 2027 Convertible Notes, respectively, with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of March 31, 2022, there has been no principal converted on either the 2026 Convertible Notes or 2027 Convertible Notes.

As of March 31, 2022, the if-converted value of the 2026 Convertible Notes and 2027 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Convertible Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2025 Convertible Notes for redemption, such 2025 Convertible Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Convertible Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Convertible Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Convertible Notes were met in the first quarter of 2021 and continued to be met through March 31, 2022. As of March 31, 2022, certain holders of the 2025 Convertible Notes have converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock.

In accounting for the issuance of the 2025 Convertible Notes, prior to the adoption of ASU 2020-06, the Company separated the 2025 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $154.6 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Convertible Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The debt discount was amortized to interest expense over the term of the 2025 Convertible Notes at an effective interest rate of 3.81% over the contractual terms of the 2025 Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2025 Convertible Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2025 Convertible Notes were comprised of discounts and commissions payable to the initial purchasers of $14.3 million and third-party offering costs of $0.9 million. Prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2025 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $12.8 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.43% for the 2025 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued.

As of March 31, 2022, the if-converted value of the 2025 Convertible Notes exceeded the outstanding principal amount by $120.6 million.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Convertible Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through March 31, 2022. As of March 31, 2022, certain holders of the 2023 Convertible Notes have converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes. The Company has settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock.

In accounting for the issuance of the 2023 Convertible Notes, prior to the adoption of ASU 2020-06, the Company separated the 2023 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $155.3 million and was determined by deducting the fair value of the liability component from the par value of the 2023 Convertible Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The debt discount was amortized to interest expense over the term of the 2023 Convertible Notes at an effective interest rate of 4.69% over the contractual terms of the 2023 Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2023 Convertible Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2023 Convertible Notes comprised of discounts and commissions payable to the initial purchasers of $6.0 million and third-party offering costs of $0.8 million. Prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2023 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $5.6 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.66% for the 2023 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued.

As of March 31, 2022, the if-converted value of the 2023 Convertible Notes exceeded the outstanding principal amount by $341.7 million.

Convertible Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes ("2022 Convertible Notes"). The 2022 Convertible Notes matured on March 1, 2022, unless earlier converted or repurchased, and bore an interest at a rate of 0.375% payable semi-annually on March 1 and September 1 of each year. The 2022 Convertible Notes were convertible at an initial conversion rate of 43.5749 shares of the Company's Class A common stock per $1,000 principal amount of 2022 Convertible Notes, which is equivalent to an initial conversion price of approximately $22.95 per share of Class A common stock. Holders had the option to convert their 2022 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2021 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2022 Convertible Notes) per $1,000 principal amount of 2022 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2022 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after December 1, 2021, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder had the option to convert all or any portion of its 2022 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company delivered shares of its Class A common stock. The circumstances required to allow the holders to convert their 2022 Convertible Notes were met in the fourth quarter of 2017 and continued to be met through March 1, 2022.

As of the maturity date on March 1, 2022, holders of the 2022 Convertible Notes had converted the full aggregate principal amount of $440.0 million of the 2022 Convertible Notes, of which $0.5 million was converted during the three months ended March 31, 2022. The Company settled the conversions through a combination of $219.4 million in cash and issuance of 16.5 million shares of the Company's Class A common stock. The conversions that occurred during the three months ended March 31, 2022 were settled entirely in shares of the Company's Class A common stock.

In accounting for the issuance of the 2022 Convertible Notes, prior to the adoption of ASU 2020-06, the Company separated the 2022 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $86.2 million and was determined by deducting the fair value of the liability component from the par value of the 2022 Convertible Notes. The equity component was not remeasured as long as it met the conditions for equity classification. The debt discount was amortized to interest expense over the term of the 2022 Convertible Notes at an effective interest rate of 5.34% over the contractual terms of the 2022 Convertible Notes. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the separation of the debt and equity components and accounted for the 2022 Convertible Notes wholly as debt. The Company also reversed the amortization of the debt discount, with a cumulative adjustment to retained earnings on the adoption date.

Debt issuance costs related to the 2022 Convertible Notes comprised of discounts and commissions payable to the initial purchasers of $11.0 million and third-party offering costs of $0.8 million. Prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2022 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $9.4 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense over the remaining term at an effective interest rate of 0.93% for the 2022 Convertible Notes with a cumulative adjustment to retained earnings on the adoption date.

Prior to the adoption of ASU 2020-06, the debt component associated with the 2022 Convertible Notes that were converted was accounted for as an extinguishment of debt, with the Company recording loss on extinguishment as the difference between the estimated fair value and the carrying value of such 2022 Convertible Notes. The equity component associated with the 2022 Convertible Notes that were converted was accounted for as a reacquisition of equity upon the conversion of such 2022 Convertible Notes. Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion was accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. There no longer is a gain or loss on extinguishment of debt recognized upon conversion, as the debt is settled in equity.

Notes

The 2022 Convertible Notes, 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes”), together with the Senior Notes, are collectively referred to as the “Notes.”

The net carrying amount of the Notes were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
March 31, 2022
2031 Senior Notes	$1,000,000	$(12,884)	$987,116
2026 Senior Notes	1,000,000	(11,688)	988,312
2027 Convertible Notes	575,000	(7,465)	567,535
2026 Convertible Notes	575,000	(6,961)	568,039
2025 Convertible Notes	1,000,000	(8,891)	991,109
2023 Convertible Notes	460,630	(830)	459,800
Total	$4,610,630	$(48,719)	$4,561,911

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
December 31, 2021
2031 Senior Notes	$1,000,000	$(13,226)	$986,774
2026 Senior Notes	1,000,000	(12,374)	987,626
2027 Convertible Notes	575,000	(7,792)	567,208
2026 Convertible Notes	575,000	(7,379)	567,621
2025 Convertible Notes	1,000,000	(9,639)	990,361
2023 Convertible Notes	460,630	(1,012)	459,618
2022 Convertible Notes	455	—	455
Total	$4,611,085	$(51,422)	$4,559,663

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$16,466	$1,728
Amortization of debt issuance costs (i)	2,703	1,832
Total	$19,169	$3,560

    (i) Upon adoption of ASU 2020-06, the debt discount associated with the equity component on convertible debt outstanding was reversed which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

Effective interest rates for the Company's Convertible Notes prior to and after the adoption of ASU 2020-06 were as follows:

	Prior to Adoption of ASU 2020-06	Post Adoption of ASU 2020-06
2027 Convertible Notes	3.66%	0.30%
2026 Convertible Notes	3.35%	0.49%
2025 Convertible Notes	3.81%	0.43%
2023 Convertible Notes	4.69%	0.66%
2022 Convertible Notes	5.34%	0.93%

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2027 Convertible Notes, the Company entered into convertible note hedge transactions ("2027 Convertible Note Hedges") with certain financial institution counterparties ("2027 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 1.9 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2027 convertible note hedge transactions was $104.3 million. In addition, the Company sold warrants ("2027 Warrants") to the 2027 Note Hedge Counterparties whereby the 2027 Note Hedge Counterparties have the option to purchase a total of 1.9 million shares of the Company’s Class A common stock at a price of approximately $414.18 per share for the 2027 Warrants. The Company received $68.0 million in cash proceeds from the sale of the 2027 Warrants. Taken together, the purchase of the 2027 Convertible Note Hedges and sale of the 2027 Warrants are intended to reduce dilution from the conversion of the 2027 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2027 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $414.18 per share for the 2027 Warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2027 Convertible Note Hedges and 2027 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2027 Convertible Note Hedges and 2027 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2026 Convertible Notes, the Company entered into convertible note hedge transactions ("2026 Convertible Note Hedges") with certain financial institution counterparties ("2026 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 1.9 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2026 Convertible Note Hedges was $84.6 million. In addition, the Company sold warrants ("2026 Warrants") to the 2026 Note Hedge Counterparties whereby the 2026 Note Hedge Counterparties have the option to purchase a total of 1.9 million shares of the Company’s Class A common stock at a price of approximately $368.16 per share for the 2026 Warrants. The Company received $64.6 million in cash proceeds from the sale of the 2026 Warrants. Taken together, the purchase of the 2026 Convertible Note Hedges and sale of the 2026 Warrants are intended to reduce dilution from the conversion of the 2026 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2026 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $368.16 per share for the 2026 Warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2026 Convertible Note Hedges and 2026 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2026 Convertible Note Hedges and 2026 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2025 Convertible Notes, the Company entered into convertible note hedge transactions ("2025 Convertible Note Hedges") with certain financial institution counterparties ("2025 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 8.3 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 Convertible Note Hedges was $149.2 million. In addition, the Company sold warrants ("2025 Warrants") to the 2025 Note Hedge Counterparties whereby the 2025 Note Hedge Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 Warrants. Taken together, the purchase of the 2025 Convertible Note Hedges and sale of the 2025 Warrants are intended to reduce dilution from the conversion of the 2025 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 Convertible Note Hedges and 2025 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2025 Convertible Note Hedges and 2025 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges") with certain financial institution counterparties ("2023 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 Convertible Note Hedges was $172.6 million. In addition, the Company sold warrants ("2023 Warrants") to the 2023 Note Hedge Counterparties whereby the 2023 Note Hedge Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 Warrants. Taken together, the purchase of the 2023 Convertible Note Hedges and sale of the 2023 Warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 Convertible Note Hedges and 2023 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 Convertible Note Hedges and 2023 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The Company has received 3.0 million shares of the Company's Class A common stock from the 2023 Note Hedge Counterparties, all of which were received in fiscal 2021.

In connection with the offering of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions ("2022 Convertible Note Hedges") with certain financial institution counterparties ("2022 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants ("2022 Warrants") to the 2022 Note Hedge Counterparties whereby the 2022 Note Hedge Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 Warrants. Taken together, the purchase of the 2022 Convertible Note Hedges and sale of the 2022 Warrants are intended to reduce dilution from the conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 Convertible Note Hedges and 2022 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 Convertible Note Hedges and 2022 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 Convertible Note Hedges to offset the shares of the Company's

Class A common stock issued to settle the conversion of the 2022 Convertible Notes discussed above. The 2022 Convertible Note Hedges were net share settled, and as of March 31, 2022, the Company has received 15.0 million shares of the Company's Class A common stock from the 2022 Note Hedge Counterparties, of which 0.2 million shares were received in the three months ended March 31, 2022.

NOTE 15 - INCOME TAXES
The Company recorded an income tax benefit of $1.7 million for the three months ended March 31, 2022 compared to an income tax expense of $0.9 million for the three months ended March 31, 2021. The income tax benefit recorded for the three months ended March 31, 2022 is driven by a change in the valuation allowance in the U.S. and certain foreign jurisdictions, offset by the post-acquisition tax benefit from Afterpay entities that is not included in the Company’s estimated annual effective income tax rate. The difference between the income tax benefit for the three months ended March 31, 2022 and the income tax expense for the three months ended March 31, 2021 primarily relates to the post-acquisition tax benefit from Afterpay entities that are not included in the Company’s estimated annual effective income tax rate.

The tax provision for the three months ended March 31, 2022 and March 31, 2021 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business. Due to the difficulty in forecasting the fiscal year 2022 mix of income by jurisdiction for the Afterpay entities, the Company determined that the estimated annual effective rate method would not provide a reliable estimate and the Company applied the actual effective tax rate for the year to the Afterpay entities' year to date income as its best estimate.

As of March 31, 2022, the Company retains a full valuation allowance on its net deferred tax assets in the U.S. and certain foreign jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 16 - STOCKHOLDERS’ EQUITY
Preferred Stock

As of March 31, 2022, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value. No shares of preferred stock are outstanding as of March 31, 2022.

Common Stock

The Company has two classes of authorized common stock outstanding; Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of March 31, 2022, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of March 31, 2022, there were 517,799,568 shares of Class A common stock and 61,696,578 shares of Class B common stock outstanding. Options and awards granted following the Company's initial public offering are related to underlying Class A common stock.

Warrants

In conjunction with the 2022 Convertible Notes offering, the Company sold the 2022 Warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share, and expire on June 1, 2022. None of the warrants were exercised as of March 31, 2022.

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share, and expire on August 15, 2023. None of the warrants were exercised as of March 31, 2022.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share, and expire on June 1, 2025. None of the warrants were exercised as of March 31, 2022.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share, and expire on August 1, 2026. None of the warrants were exercised as of March 31, 2022.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share, and expire on February 1, 2028. None of the warrants were exercised as of March 31, 2022.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2022 Convertible Notes, the Company issued 16.5 million shares of Class A common stock, of which an immaterial number of shares were issued in the three months ended March 31, 2022. The Company also exercised a pro-rata portion of the 2022 Convertible Note Hedges and received 15.0 million shares of Class A common stock from the 2022 Note Hedge Counterparties to offset the shares issued, of which 0.2 million shares were received in the three months ended March 31, 2022.

In connection with the conversion of the 2023 Convertible Notes, the Company issued 5.2 million shares of Class A common stock in the three months ended March 31, 2022. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of March 31, 2022.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan ("2009 Plan") and the 2015 Equity Incentive Plan ("2015 Plan"). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of March 31, 2022, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 16,635,548, and 138,604,728 shares were available for future issuance. As of March 31, 2022, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 6,080,636.

A summary of stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	8,916,100	$26.09	3.89	$1,226,105
Granted	264,897	44.98
Exercised	(407,887)	10.03
Forfeited	(44,692)	55.37
Balance at March 31, 2022	8,728,418	$27.27	3.63	$970,780

Options exercisable as of March 31, 2022	7,565,229	$18.10	3.12	$894,398

Restricted Stock Activity
Activity related to RSAs and RSUs during the three months ended March 31, 2022 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	13,221,953	$137.86
Granted	3,019,011	114.52
Vested	(1,593,198)	105.33
Forfeited	(660,000)	124.84
Unvested as of March 31, 2022	13,987,766	$137.14
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
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$109	$99
Product development	145,075	86,895
Sales and marketing	21,256	10,880
General and administrative	108,983	20,749
Total	$275,423	$118,623

The Company recorded $13.0 million and $8.8 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2022 and 2021, respectively, which are included in the table above. The total share-based compensation expense for the three months ended March 31,

2022 also includes $66.3 million related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay.

The Company capitalized $3.9 million and $3.4 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was $1.8 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.74 years.

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(207,363)	$39,008
Less: Net loss attributable to noncontrolling interests	(3,164)	—
Net income (loss) attributable to common stockholders	$(204,199)	$39,008
Denominator:
Basic shares:
Weighted-average common shares outstanding	541,767	455,414
Weighted-average unvested shares	(332)	(441)
Weighted-average shares used to compute basic net income (loss) per share:	541,435	454,973
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	—	20,972
Convertible senior notes	—	322
Common stock warrants	—	25,086
Weighted-average shares used to compute diluted net income (loss) per share:	541,435	501,353
Net income (loss) per share attributable to common stockholders:
Basic	$(0.38)	$0.09
Diluted	$(0.38)	$0.08

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options, restricted stock, and employee stock purchase plan	23,402	6,109
Convertible senior notes	18,038	3,845
Common stock warrants	42,361	17,275
Total anti-dilutive securities	83,801	27,229

NOTE 18 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board and directors, Mr. Jim McKelvey, under an operating lease agreement. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of March 31, 2022, the Company had recorded right-of-use assets of $20.6 million and associated lease liabilities of $33.6 million related to this lease arrangement.

NOTE 19 - COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

The Company has received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. The Company is cooperating with the CFPB and the state Attorneys General in connection with these CIDs. During the three months ended December 31, 2021, the Company accrued an immaterial loss reserve in connection with the CFPB CIDs. There were no changes to the reserve balance as of March 31, 2022. Given the status of these matters, it is not possible to reliably determine the potential liability, if any, or reliably estimate the range of any potential liability in excess of the accrued amounts, that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters could differ materially from the estimates of loss reserves the Company has currently accrued in the financial statements.

On December 16, 2021, H&R Block, Inc. and HRB Innovations, Inc. (collectively, “HRB”) filed a complaint for trademark infringement against the Company in the United States District Court for the Western District of Missouri. HRB alleges that the Company’s rebranding to Block, Inc. and use of a green square logo in connection with the Company’s Cash App Taxes product infringe HRB’s trademarks and are likely to cause consumer confusion. HRB demands that the Company stop using the Block name and associated branding, and further demands that the Company stop using the green square Cash App logo. On April 28, 2022, the court granted a preliminary injunction preventing the Company from using its Block, Inc. name in connection with Cash App Taxes. The Company continues to believe this lawsuit is without merit and intends to vigorously defend itself in this matter.

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

Other Contingencies

The Company is under examination, or may be subject to examination, by several tax authorities. These examinations may lead to proposed adjustments to the Company's taxes or net operating losses with respect to years under examination, as well as subsequent periods. The Company regularly assesses the likelihood of adverse outcomes resulting from tax examinations to determine the adequacy of the Company's provision for direct and indirect taxes. The Company continues to monitor the progress of ongoing discussions with tax authorities and the effect, if any, on the Company's provision for direct and indirect taxes.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with the Company’s expectations, the Company could be required to adjust the Company's provision for direct and indirect taxes in the period such resolution occurs.

NOTE 20 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its operating segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Accordingly, the Company has two reportable segments: Square and Cash App. The results of Afterpay have been equally allocated to the Cash App and Square segments as management has concluded that Afterpay's BNPL platform will contribute equally to both the Cash App and Square platforms. Further, Afterpay does not have a segment manager who reports to the CODM. Rather, the operations of Afterpay are managed by the segment managers of Cash App and Square, who are responsible for allocating resources and evaluating the performance of Afterpay. Products and services that are not assigned to a specific reportable segment including but not limited to TIDAL, TBD, and Spiral are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

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

Information on the reportable segments revenue and segment gross profit are as follows (in thousands):

	Three Months Ended March 31, 2022
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$109,241	$1,123,728	$—	$1,232,969
Subscription and services-based revenue	622,309	282,650	54,598	959,557
Hardware revenue	—	37,326	—	37,326
Bitcoin revenue	1,730,793	—	—	1,730,793
Segment revenue (ii)	$2,462,343	$1,443,704	$54,598	$3,960,645
Segment gross profit (iii)	$623,659	$661,221	$10,080	$1,294,960

	Three Months Ended March 31, 2021
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$91,959	$867,774	$—	$959,733
Subscription and services-based revenue	436,589	121,092	—	557,681
Hardware revenue	—	28,788	—	28,788
Bitcoin revenue	3,511,068	—	—	3,511,068
Segment revenue	$4,039,616	$1,017,654	$—	$5,057,270
Segment gross profit	$495,485	$468,016	$—	$963,501

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment. Comparable prior period amounts have not been disclosed as they were not material.

(ii) The revenue for both Cash App and Square for the three months ended March 31, 2022 includes $64.9 million each from Afterpay post-acquisition results.

(iii) The gross profit for both Cash App and Square for the three months ended March 31, 2022 includes $46.1 million each from Afterpay post-acquisition results.

A reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Total segment gross profit	$1,294,960	$963,501
Less: Product development	484,761	310,141
Less: Sales and marketing	501,562	349,460
Less: General and administrative	444,276	195,909
Less: Transaction, loan, and consumer receivable losses	91,150	20,395
Less: Bitcoin impairment losses	—	19,860
Less: Interest expense, net	15,748	253
Less: Other expense (income), net	(33,472)	27,528
Income (loss) before applicable income taxes	$(209,065)	$39,955

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$3,721,597	$4,963,335
International	239,048	93,935
Total net revenue	$3,960,645	$5,057,270

No individual country from the international markets contributed in excess of 10% of total revenue for the three months ended March 31, 2022 and 2021.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	March 31, 2022	December 31, 2021
United States	$8,250,330	$1,426,103
Australia	5,008,040	26,680
Other international	2,203,920	55,088
Total long-lived assets	$15,462,290	$1,507,871

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow data:
Cash paid for interest	$2,725	$828
Cash paid for income taxes	1,611	6,376
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	26,090	22,715
Purchases of property and equipment in accounts payable and accrued expenses	16,338	19,580
Fair value of common stock issued related to business combination	(13,827,929)	—
Fair value of common stock issued to settle the conversion of senior notes	(2,496)	(37,204)
Fair value of shares received to settle senior note hedges	133,141	1,260,718

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

Overview
On December 1, 2021, we changed our name from Square to Block. Block is the name for the company as a corporate entity. We started Block with the Square ecosystem in February 2009 to enable businesses (sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many solutions to thrive, and we have expanded to provide them additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial services to help individuals manage their money. We also added TIDAL and TBD as businesses to contribute to our purpose of economic empowerment. TIDAL, a global music and entertainment platform, focuses on putting both the artist experience and fan experience at the center of decisions, providing artists direct access to their audience, and allowing fans deeper connections to their favorite artists through original, exclusive, and curated content and events. TBD, a bitcoin-focused business, was established to build an open developer platform with the goal of making it easy to create non-custodial, permissionless, and decentralized financial services. In January 2022, we completed the acquisition of Afterpay Limited, a buy now pay later ("BNPL") platform that facilitates commerce between retail merchants and consumers by allowing its retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis.

Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize the majority of these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offerings, a seller can accept payments in person via swipe, dip, or tap of a card, or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. In July 2021, we launched Square Banking for our U.S. sellers, which consists of a suite of products including Square Savings, Square Checking, and Square Loans (formerly known as Square Capital). Square Checking is offered through a partner bank, and Square Savings and Square Loans are offered through our wholly-owned subsidiary Square Financial Services, Inc. ("Square Financial Services"). Square Financial Services offers banking services including certain loan and deposit products. In addition to the United States, we also offer Square Loans in Australia and Canada. Square Savings allows sellers to automatically set aside funds from daily sales into savings accounts that earn interest. Square Checking provides sellers with an FDIC-insured account allowing them instant access to their sales and the ability to use those funds for business expenses using their Square Debit Card, withdraw from an ATM, transfer via ACH, or pay employees via Square Payroll. Square Loans offers sellers access to business loans based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale or for investment. We have grown rapidly to serve millions of sellers that represent a diverse set of industries including services, food-related business, and retail businesses; and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, France, and Spain.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend, and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive peer-to-peer payments, add physical cash at participating retailers, deposit mobile checks, and receive direct deposit payments. Customers can make purchases with their Cash Card, a Visa prepaid card that is linked to the balance stored in Cash App. Additionally, customers can use Cash App Pay, a checkout option which allows customers to pay using their Cash App account. With Cash Boost, customers receive instant discounts when they make Cash Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. The Cash App ecosystem also includes a tax filing product for individuals, providing a seamless, mobile-first solution for individuals to file their taxes for free.

As mentioned above, with the acquisition of Afterpay, we added a BNPL platform to our offerings. Through the use of this BNPL platform, consumers can split their purchases across four installments, generally due in two-week increments, without paying fees (if payments are made on time). Afterpay provides consumers with the ability to get desired items now but pay for them later and can simultaneously help merchants increase sales and order values. The Company pays BNPL sellers the full order value upfront, less a merchant fee, and assumes the risk of non-payment from the end-customer. Apart from capped late payment fees, consumers do not incur additional fees. Afterpay also provides an online shop directory, which allows consumers to search by product category for stores that offer Afterpay as a payment option, and offers an Afterpay in-store card for in-person transactions at a merchant’s point of sale. The BNPL platform is being integrated into the Cash App and Square ecosystems, strengthening the connection between these ecosystems, expanding access to more sellers and customers, increasing Square’s omnichannel platform, and helping drive more commerce between our sellers and customers. Customers will be able to manage their installments and repayments directly within Cash App, potentially driving increased engagement, while the commerce discovery functionality will be integrated with Cash App to help drive lead generation for merchants and customer engagement.

Update on the Impact of COVID-19 on Current Trends and Outlook

In 2022, our Square business experienced improvements which have been mainly as a result of continued economic recovery and re-openings in the majority of U.S. markets. We experienced growth in our Square Gross Payment Volume ("GPV," as defined below within Key Operating Metrics and Non-GAAP Financial Measures) performance, as in-person activity at sellers continued to increase on a year-over-year basis. Overall, we continued to experience improvements in our business in our international markets, although regional lockdowns in select markets periodically affected in-person activity. Our Cash App business performed well due to increased consumer spending, as we continued to benefit from the strength of a broader macroeconomic recovery and regional re-openings.

Although our business results remain positive, the continued effects of the COVID-19 pandemic on our financial results and the broader economic recovery are unknown. The emergence of new and more transmissible variants of COVID-19 has at times led to a resurgence of the virus, particularly in populations with low vaccination rates. Further, the impacts of inflation on our business and the broader economy, which may be exacerbated by the economic recovery from the COVID-19 pandemic, has impacted consumer spending, and may also impact our financial condition and results of operations.
Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Transaction-based revenue	$1,232,969	$959,733	$273,236	28%
Subscription and services-based revenue	959,557	557,681	401,876	72%
Hardware revenue	37,326	28,788	8,538	30%
Bitcoin revenue	1,730,793	3,511,068	(1,780,275)	(51)%
Total net revenue	$3,960,645	$5,057,270	$(1,096,625)	(22)%
Total net revenue for the three months ended March 31, 2022 decreased by $1.1 billion, or 22%, compared to the three months ended March 31, 2021. Bitcoin revenue decreased by $1.8 billion for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Excluding bitcoin revenue, total net revenue increased by $683.7 million, or 44%, in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Transaction-based revenue for the three months ended March 31, 2022 increased by $273.2 million, or 28%, compared to the three months ended March 31, 2021. This increase was in-line with the increase in GPV of 31% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in transaction-based revenue was driven by:

•continued improvements in both card-present and card-not-present volumes as a result of growth from online channels, including Square Online, Invoices, Virtual Terminal, and eCommerce API, as well as growth in our international markets; and
•growth in Cash App Business GPV which includes Cash for Business and peer-to-peer payments sent from a credit card. Cash for Business includes peer-to-peer transactions received by business accounts using Cash App.
These factors had varying impacts on GPV growth and may continue to impact our revenues in the future.

Subscription and services-based revenue for the three months ended March 31, 2022 increased by $401.9 million, or 72%, compared to the three months ended March 31, 2021. This increase was primarily driven by the revenue generated from the BNPL platform following the acquisition of Afterpay in the first quarter of 2022, which contributed $129.8 million of subscription and services-based revenue in February and March 2022. The increase was also driven by the results of Cash App and Square. The increase in Cash App subscription and services-based revenue is primarily due to increased Cash Card usage and Cash App Instant Deposit volumes. Square subscription and services-based revenue increased primarily due to the increased origination volumes of Square Loans, other software subscriptions, and Instant Transfer for sellers. Subscription and services-based revenue also includes revenue generated from music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware revenue for the three months ended March 31, 2022 increased by $8.5 million, or 30%, compared to the three months ended March 31, 2021. This increase was primarily a result of an overall increase in sales of hardware across many of our product offerings including Square Register, Square Terminal, and Square Reader.
Bitcoin revenue for the three months ended March 31, 2022 decreased by $1.8 billion, or 51%, compared to the three months ended March 31, 2021. The amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This decrease in the three months ended March 31, 2022 was driven primarily by relative stability in the price of bitcoin during the quarter ended March 31, 2022, which reduced customer demand and trading activity compared to the quarter ended March 31, 2021. While bitcoin revenue contributed 44% of the total net revenue in the three months ended March 31, 2022, gross profit generated from bitcoin transactions was only 3% of the total gross profit in the three months ended March 31, 2022, compared to 8% of total gross profit in the three months ended March 31, 2021.
Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Transaction-based costs	$718,700	$526,779	$191,921	36%
Subscription and services-based costs	195,862	90,373	105,489	117%
Hardware costs	63,664	40,482	23,182	57%
Bitcoin costs	1,687,459	3,436,135	(1,748,676)	(51)%
Total cost of revenue	$2,665,685	$4,093,769	$(1,428,084)	(35)%

Total cost of revenue for the three months ended March 31, 2022 decreased by $1.4 billion, or 35%, compared to the three months ended March 31, 2021. Bitcoin costs of revenue decreased by $1.7 billion in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $320.6 million, or 49%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Cost of revenue also includes $15.5 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively, related to the amortization of acquired developed technology assets, which includes $8.9 million related to the acquisition of Afterpay in the first quarter of 2022.

Transaction-based costs increased by $191.9 million, or 36%, compared to the three months ended March 31, 2021, while GPV grew by 31% in the same periods. Transaction-based costs during the three months ended March 31, 2022 were affected by a decrease in the percentage of debit card transactions which have a lower cost per transaction.

Subscription and services-based costs for the three months ended March 31, 2022 increased by $105.5 million, or 117%, compared to the three months ended March 31, 2021. The increase in the three months ended March 31, 2022 was driven primarily by Afterpay costs of revenue of $37.5 million for February and March of 2022, as well as growth in Cash Card and Instant Deposit activity. Additionally, these costs for the three months ended March 31, 2022 include costs related to music streaming services following the acquisition of TIDAL in the second quarter of 2021, as well as costs associated with Afterpay revenues following the acquisition of Afterpay in the first quarter of 2022.

Hardware costs for the three months ended March 31, 2022 increased by $23.2 million, or 57%, compared to the three months ended March 31, 2021. The increase was due to the increased sales of hardware, as further discussed in hardware revenue above, as well as increased purchase price variances and inbound shipping rates due to supply chain disruptions.

Bitcoin costs for the three months ended March 31, 2022 decreased by $1.7 billion, or 51%, compared to the three months ended March 31, 2021. Bitcoin cost of revenue comprises of the total amounts we pay to purchase bitcoin, which will fluctuate in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Product development	$484,761	$310,141	$174,620	56%
% of total net revenue	12%	6%
Sales and marketing	$501,562	$349,460	$152,102	44%
% of total net revenue	13%	7%
General and administrative	$444,276	$195,909	$248,367	127%
% of total net revenue	11%	4%
Transaction, loan, and consumer receivable losses	$91,150	$20,395	$70,755	347%
% of total net revenue	2%	—%
Bitcoin impairment losses	$—	$19,860	$(19,860)	(100)%
% of total net revenue	—%	—%
Total operating expenses	$1,521,749	$895,765	$625,984	70%

Product development expenses for the three months ended March 31, 2022 increased by $174.6 million, or 56%, compared to the three months ended March 31, 2021, due primarily to the following:

•an increase of $126.2 million in personnel costs for the three months ended March 31, 2022, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase in personnel related costs includes an increase in share-based compensation expense of $58.2 million for the three months ended March 31, 2022;
•an increase of $25.8 million in depreciation and amortization for the three months ended March 31, 2022, primarily as a result of the acquired intangible assets from Afterpay which increased the amortization of intangibles by $22.1 million. Refer to Note 11, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details; and

•an increase of $24.8 million in software and data center costs, consulting, and certain Cash App crypto networks operating costs for the three months ended March 31, 2022, as a result of increased capacity needs and expansion of our cloud-based services. Beginning in the third quarter of 2021, certain operating costs related to Cash App crypto network products that are offered for free were reclassified to sales and marketing, while the portion of operating costs attributable to revenue-generating products have been reclassified to cost of revenues.

Sales and marketing expenses for the three months ended March 31, 2022 increased by $152.1 million or 44%, compared to the three months ended March 31, 2021, primarily due to the following:

•an increase of $36.9 million in sales and marketing personnel costs for the three months ended March 31, 2022, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $10.4 million for the three months ended March 31, 2022;
•an increase of $29.3 million in advertising costs for our Square services for the three months ended March 31, 2022, primarily from increased online and television marketing campaigns;
•an increase in Cash App marketing costs for the three months ended March 31, 2022 of $18.7 million. For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, Cash App customer acquisition costs increased by $32.8 million and peer-to-peer risk loss increased by $16.1 million. Cash App customer acquisition costs include advertising costs and costs associated with various incentives to customers. We consider the free services such as stock investing, Cash App Taxes, and certain Cash Card and peer-to-peer services to Cash App customers to be marketing initiatives aimed at attracting new customers and encouraging the usage of Cash App; and

•an increase in sales and marketing expenses due to the recent acquisitions of Afterpay and TIDAL, completed in the first quarter of 2022 and second quarter of 2021, respectively.
General and administrative expenses for the three months ended March 31, 2022 increased by $248.4 million or 127%, compared to the three months ended March 31, 2021, primarily due to the following:

•an increase of $164.7 million in general and administrative personnel costs for the three months ended March 31, 2022, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale. The increase in personnel related costs includes an increase in share-based compensation expense of $21.9 million for the three months ended March 31, 2022;

•acquisition-related integration and other expenses for Afterpay of $42.4 million, as well as a $66.3 million one-time charge related to the acceleration of various stock compensation arrangements in connection with the Afterpay acquisition, which was additional to ongoing share-based compensation expense for Afterpay employees; and

•an increase in software and third-party legal, subscription costs and other professional fees, and other administrative expenses.

Transaction, loan, and consumer receivable losses for the three months ended March 31, 2022 increased by $70.8 million, or 347%, compared to the three months ended March 31, 2021, primarily due to the following:

•an increase in the allowance for credit losses related to consumer receivables from the time of acquisition of Afterpay to March 31, 2022 of $36.5 million;

•an increase in transaction losses for the three months ended March 31, 2022 of $25.5 million compared to the three months ended March 31, 2021. The increase in the three months ended March 31, 2022 was primarily due to lower transaction losses in the three months ended March 31, 2021 following the release of previously established Square risk loss provisions related to the fourth quarter of 2020 as a result of better than expected realized transaction losses. This increase was partially offset by a decrease in transaction losses related Cash App's Cash Card in the three months ended March 31, 2022; and

•an increase in loan losses for the three months ended March 31, 2022 of $8.8 million compared to the three months ended March 31, 2021. The increase in loan losses in the three months ended March 31, 2022 as compared to March 31, 2021 was due to increased loan volumes. Additionally, loan losses in the three months ended March 31, 2022 also includes loan losses attributable to early stage products for Cash App.
We did not record bitcoin impairment losses in the three months ended March 31, 2022, while bitcoin impairment losses were $19.9 million in the three months ended March 31, 2021. As of March 31, 2022, the fair value of our investment in bitcoin was $365.5 million based on observable market prices, which is $216.5 million in excess of the carrying value of our investment of $149.0 million. Any unrealized gains on our bitcoin investment will only be recognized upon the sale of such bitcoin investment.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Interest expense, net	$15,748	$253	$15,495	NM
Other expense (income), net	$(33,472)	$27,528	$(61,000)	(222)%

Interest expense, net for the three months ended March 31, 2022 increased by $15.5 million, compared to the three months ended March 31, 2021. The increase was primarily due to interest expense related to our 2026 Senior Notes and 2031 Senior Notes. Refer to Note 14, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

We recognized other income, net for the three months ended March 31, 2022 of $33.5 million, compared to other expense, net of $27.5 million for the three months ended March 31, 2021. The change of $61.0 million in the three months ended March 31, 2022 was primarily due to recording an unrealized gain of $59.8 million during the three months ended March 31, 2022, arising from the revaluation of a non-marketable investment. Other expense (income), net also includes foreign exchange losses and amortization of investments in marketable debt securities.

Segment Results

The Company has two reportable segments, Square and Cash App. The results of Afterpay have been equally allocated to the Square and Cash App segments as management has concluded that Afterpay's BNPL platform will contribute equally to both the Square and Cash App platforms. Refer to Note 20, Segment and Geographical Information within Notes to the Condensed Consolidated Financial Statements for more details.

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenue	$1,443,704	$1,017,654	$426,050	42%
Cost of revenue	782,483	549,638	232,845	42%
Gross profit	$661,221	$468,016	$193,205	41%

Revenue

Revenue for the Square segment for the three months ended March 31, 2022 increased by $426.1 million, or 42%, compared to the three months ended March 31, 2021. The increase was primarily due to growth in GPV attributable to continued improvements experienced in both card-present volumes, growth in higher-priced card-not-present transactions, as well as an increase in subscription and services-based revenue, which was primarily due to the increased origination volumes of Square Loans, other software subscriptions, Instant Transfer for sellers, and Square Debit Card. The increase in revenue for the Square segment was also due to the revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Square segment for the three months ended March 31, 2022 increased by $232.8 million, or 42%, compared to the three months ended March 31, 2021, which was in line with the increase in Square revenue of $426.1 million or 42%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Transaction-based costs during the three months ended March 31, 2022 were affected by a decrease in the percentage of debit card transactions which have a lower cost per transaction.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Net revenue	$2,462,343	$4,039,616	$(1,577,273)	(39)%
Cost of revenue	1,838,684	3,544,131	(1,705,447)	(48)%
Gross profit	$623,659	$495,485	$128,174	26%

Revenue

Revenue for the Cash App segment for the three months ended March 31, 2022 decreased by $1.6 billion, or 39%, compared to the three months ended March 31, 2021. The primary driver was a decrease in bitcoin revenue, slightly offset by growth in Cash App Instant Deposit, Cash Card, and Cash for Business. Bitcoin revenue will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The decrease in bitcoin revenue in the three months ended March 31, 2022 was driven primarily by relative stability in the price of bitcoin during the quarter ended March 31, 2022, which reduced customer demand and trading activity compared to the quarter ended March 31, 2021. While bitcoin contributed 44% of the total net revenue, gross profit generated from bitcoin was only 3% of the total gross profit.

Excluding $1.7 billion in bitcoin revenue, Cash App revenue increased by $203.0 million, or 38%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021 due to growth in the number of active Cash App accounts, an increase in the number of business accounts, and revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Cash App segment for the three months ended March 31, 2022 decreased by $1.7 billion, or 48%, compared to the three months ended March 31, 2021. The primary driver was a decrease in bitcoin revenue and the associated costs of such revenue, as discussed further above. Excluding $1.7 billion in bitcoin cost of revenue, Cash App cost of revenue increased by approximately $43.2 million, or 40%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to growth in Cash Card, Cash App Instant Deposit, and Cash for Business.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, net income (loss), and other results under generally accepted accounting principles ("GAAP"), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment solution providers.

	Three Months Ended March 31,
	2022	2021

Gross Payment Volume ("GPV") (in millions)	$43,504	$33,138
Adjusted EBITDA (in thousands)	$195,361	$236,249
Adjusted Net Income Per Share:
Basic	$0.19	$0.47
Diluted	$0.18	$0.41

Gross Payment Volume ("GPV")
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers. Additionally, GPV includes Cash App Business GPV, which is comprised of Cash App activity related to peer-to-peer transactions received by business accounts, and peer-to-peer payments sent from a credit card.

Adjusted EBITDA and Adjusted Net Income Per Share ("Adjusted EPS")

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

•In connection with the issuance of our convertible senior notes (as described in Note 14, Indebtedness within Notes to the Condensed Consolidated Financial Statements), prior to the adoption of ASU 2020-06 on January 1, 2021, we were required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. Subsequent to adoption, we only recognize non-cash interest expense related to amortization of debt issuance costs on convertible notes and unsecured notes. We believe that excluding these expenses from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible senior notes, as if converted at the beginning of the period, if the impact is dilutive.

•We exclude gain or loss on the disposal of property and equipment, gain or loss on revaluation of equity investments, bitcoin impairment losses, and prior to the adoption of ASU 2020-06 on January 1, 2021, gain or loss on debt extinguishment related to the conversion of convertible notes, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

•We also exclude certain transaction and integration costs associated with business combinations, and various other costs that are not normal operating expenses. Transaction costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Other costs that are not reflective of our core business operating expenses may include contingent losses, litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

In addition to the items above, Adjusted EBITDA as a non-GAAP financial measure also excludes depreciation and amortization, other cash interest income and expense, and other income and expense.

Beginning in the first quarter of 2022, we have included the tax impact of the non-GAAP adjustments in determining the Adjusted EPS. We determined the adjusted provision (benefit) for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes. The prior period Adjusted EPS presentation has also been revised to conform with our new calculation and presentation.

Non-GAAP financial measures have limitations, should be considered as supplemental in nature, and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:

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

In addition to the limitations above, Adjusted EBITDA as a non-GAAP financial measure does not reflect the effect of depreciation and amortization expense and related cash capital requirements, income taxes that may represent a reduction in cash available to us, and the effect of foreign currency exchange gains or losses, which is included in other income and expense.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$(204,199)	$39,008
Net loss attributable to noncontrolling interests	(3,164)	—
Net income (loss)	(207,363)	39,008
Share-based compensation expense	275,423	118,623
Depreciation and amortization	70,056	29,201
Acquisition-related, integration and other costs	76,065	26
Interest expense, net	15,748	253
Other expense (income), net	(33,472)	27,528
Bitcoin impairment losses	—	19,860
Provision (benefit) for income taxes	(1,702)	947
Loss on disposal of property and equipment	534	615
Acquired deferred revenue adjustment	118	252
Acquired deferred cost adjustment	(46)	(64)
Adjusted EBITDA	$195,361	$236,249

The following table presents a reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for each of the periods indicated, with revisions to the prior period to include the tax effect of non-GAAP net income adjustments as described above (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders	$(204,199)	$39,008
Net loss attributable to noncontrolling interests	(3,164)	—
Net income (loss)	(207,363)	39,008
Share-based compensation expense	275,423	118,623
Acquisition-related, integration and other costs	76,065	26
Amortization of intangible assets	42,160	6,884
Amortization of debt discount and issuance costs	3,630	1,832
Loss (gain) on revaluation of equity investments	(49,741)	28,900
Bitcoin impairment losses	—	19,860
Loss on disposal of property and equipment	534	615
Acquired deferred revenue adjustment	118	252
Acquired deferred cost adjustment	(46)	(64)
Tax effect of non-GAAP net income adjustments	(38,326)	(47,537)
Adjusted Net Income - basic	$102,454	$168,399
Cash interest expense on convertible senior notes	$1,241	$1,728
Adjusted Net Income - diluted	$103,695	$170,127

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	541,435	454,973
Diluted	583,452	524,540

Adjusted Net Income Per Share:
Basic	$0.19	$0.47
Diluted	$0.18	$0.41

Diluted Adjusted Net Income Per Share is computed by dividing Adjusted Net Income by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when we reported an Adjusted Net Loss, diluted Adjusted Net Income Per Share is the same as basic Adjusted Net Income Per Share because the effects of potentially dilutive items were anti-dilutive.

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2022	2021
Provision (benefit) for income taxes, as reported	$(1,702)	$947
Tax effect of non-GAAP net income adjustments	38,326	47,537
Adjusted provision for income taxes, non-GAAP	36,624	48,484
Non-GAAP Effective Tax Rate	26%	22%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

We continued to experience improvements in our business as the majority of U.S. markets transitioned to varying states of economic recovery and reopenings. Although our outlook and business results continue to be positive, the extent to which the COVID-19 pandemic will further impact our results of operations, financial condition, and cash flows in the future is unknown. We continue to evaluate our investment plans and discretionary expenditures and will make adjustments accordingly.

Liquidity Sources

As of March 31, 2022, we had approximately $6.9 billion in available funds, including an undrawn amount of $600.0 million available under our revolving credit facility. Additionally, we had $1.6 billion available under our warehouse funding facilities. Refer to Note 14, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. We are carefully monitoring and managing our cash position in light of ongoing conditions and levels of operations. As of March 31, 2022, we were in compliance with all financial covenants associated with the 2020 Credit Facility and Senior Notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our cash, cash equivalents, restricted cash, and investments in marketable debt securities (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$3,993,565	$4,443,669
Short-term restricted cash	109,450	18,778
Long-term restricted cash	71,702	71,702
Customer funds cash and cash equivalents	3,190,905	2,440,941
Cash, cash equivalents, restricted cash, and customer funds	7,365,622	6,975,090
Investments in short-term debt securities	796,749	869,283
Investments in long-term debt securities	1,333,139	1,526,430
Cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities	$9,495,510	$9,370,803

Our principal sources of liquidity are our cash and cash equivalents and investments in marketable debt securities. As of March 31, 2022, we had $9.5 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are separate from our corporate funds and are not used for any corporate purposes. These funds are not used for our liquidity, but rather to meet the obligations set aside for customers. Investments in marketable debt securities were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds, the balance of cash and cash equivalents, restricted cash, and investments in marketable debt securities as of March 31, 2022 was $6.3 billion. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible senior notes. We do not have any off-balance sheet arrangements during the periods presented.

We purchased an aggregate $220.0 million in bitcoin in 2020 and 2021, with no purchases in the three months ended March 31, 2022. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite lived intangible asset, under the accounting policy for such assets we will be required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value prohibited if the market price of bitcoin subsequently increases. We did not record impairment losses in the three months ended March 31, 2022. As of March 31, 2022, the fair value of our investment in bitcoin was $365.5 million based on observable market prices which is $216.5 million in excess of the Company's carrying value of $149.0 million. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset.

In September 2020, we announced our intent to invest $100.0 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of March 31, 2022, we have invested $24.1 million in aggregate towards this initiative, of which $2.2 million was invested in the three months ended March 31, 2022.

Our principal commitments consist of convertible notes, senior notes, liquidity facility, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments.

Senior Notes and Convertible Notes

As of March 31, 2022, we held over $4.6 billion in aggregate principal amount of long-term debt, comprised of $460.6 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," and together with the 2023 Convertible Notes, 2025 Convertible Notes, and 2026 Convertible Notes, the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). The 2023 Convertible Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, the 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year, the 2026 Convertible Notes bear no interest, and the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These Convertible Notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

On January 31, 2022, we closed the acquisition of Afterpay and assumed Afterpay's outstanding convertible notes of $1.1 billion, which we redeemed on March 4, 2022 at face value. Refer to Note 9, Acquisitions within Notes to the Condensed Consolidated Financial Statements for further details.

Paycheck Protection Program Liquidity Facility

In June 2020, we entered into the Paycheck Protection Program Liquidity Facility ("PPPLF") agreement with the Federal Reserve Bank of San Francisco ("First PPPLF Agreement") to secure additional credit collateralized by PPP loans. The advances under this facility are repayable if the associated PPP loans are forgiven, repaid by a customer or settled by the government guarantee. On January 29, 2021, we entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco ("Second PPPLF Agreement") to secure additional credit, collateralized by loans from the second round of the PPP program, in an aggregate principal amount of up to $1.0 billion under both PPPLF Agreements. The maturity date of any PPPLF advances is the maturity date of the PPP loan pledged to secure the advance, and will be accelerated upon the occurrence of certain events of default. Although loans originated under the PPP have a stated maturity of between two and five years from origination, some of the loans may be forgiven 24 weeks after disbursement if they meet certain specified criteria. The PPPLF advances are repayable if the associated PPP loan is forgiven, repaid by the customer, or settled by the government guarantee. As of March 31, 2022, $124.6 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2024. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans"). Loans under the 2020 Credit Facility, excluding the Tranche B Loans, bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on our total net leverage ratio, as defined in the agreement. The Tranche B Loans bear interest at the Company's option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Tranche B Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Tranche B Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio. We are obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

Refer to Note 14, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details on these transactions.

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.8 billion on a revolving basis, of which $0.2 billion was drawn and $1.6 billion remained available as of March 31, 2022. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables.

Refer to Note 14, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details.

Cash, Restricted Cash, and Working Capital

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

When we were last rated in 2021, we received a non-investment grade rating by S&P Global Ratings (BB), Fitch Ratings, Inc. (BB) and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $109.5 million as of March 31, 2022 reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to agreements with third-party originating banks for certain loan products. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, which we expect to become unrestricted within the next year.
Long-term restricted cash of $71.7 million as of March 31, 2022 is primarily related to a reserve deposit to satisfy the capital and liquidity requirements associated with the banking operations of SFS mandated by the FDIC, as well as cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. We have recorded these amounts as non-current assets on the condensed consolidated balance sheets as we are required to establish and maintain the reserve deposit at all times to support the ongoing liquidity obligations of SFS, and due to certain lease terms extending beyond one year.

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
Cash Flow Activities
The condensed consolidated statements of cash flows for the three months ended March 31, 2022 has been revised to reflect changes in the cash flow presentation adopted in 2021. Previously, the total changes in customer funds and customers payable were presented within operating activities within the Company's condensed consolidated statements of cash flows. The adjustment resulted in reclassifying changes in customer funds, and cash and cash equivalents that were associated with customers payable as financing activities. The adjustment also resulted in the portion of customer funds that is held in cash and cash equivalents, restricted cash, and customer funds to be included in the beginning and ending period totals of cash, cash equivalents, restricted cash, and customer funds. Prior period amounts have been adjusted to this presentation. Refer to Note 1, Description of the Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements for further details.

    The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$229,423	$(29,193)
Net cash provided by (used in) investing activities	1,130,613	(158,023)
Net cash provided by (used in) financing activities	(968,556)	1,119,588
Effect of foreign exchange rate on cash and cash equivalents	(948)	(8,206)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$390,532	$924,166

Cash Flows from Operating Activities

Cash provided by, or used in, operating activities consisted of our net income (loss) adjusted for certain non-cash items, including gain or loss on revaluation of equity investments, depreciation and amortization, non-cash interest and other expense, share-based compensation expense, transaction and loan losses, bitcoin impairment losses, deferred income taxes, non-cash lease expense, gain on sale of asset group, as well as the effect of changes in operating assets and liabilities, including working capital.

For the three months ended March 31, 2022, cash provided by operating activities was $229.4 million. Net loss was $207.4 million, adjusted for the add back of non-cash expenses of $337.6 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; and gains on revaluation of equity investments, as well as non-cash lease expenses, which all contributed positively to operating activities. Additionally, there was a net inflow from the repayment and forgiveness of PPP loans, and a net outflow related to changes in other assets and liabilities of $61.4 million due to timing of period end.

For the three months ended March 31, 2021, cash used in operating activities was $29.2 million. Net income was $39.0 million, adjusted for the add back of non-cash expenses of $242.6 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, loss on revaluation of equity investment, and bitcoin impairment losses, which contributed positively to operating activities. This was offset by net outflow of PPP loans of $271.6 million, as well as a net outflow from changes in other assets and liabilities of $39.2 million due to timing.

Cash Flows from Investing Activities

Cash flows provided by, or used in, investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, bitcoin, and business acquisitions.
For the three months ended March 31, 2022, cash provided by investing activities was $1.1 billion, primarily due to the net proceeds from the sales and maturities of marketable securities including investments from customer funds of $620.5 million, and the net cash acquired through the acquisition of Afterpay of $570.7 million. These were partially offset by the purchase of marketable debt securities, property and equipment and other investments of $210.0 million, $41.2 million, and $16.5 million, respectively.
For the three months ended March 31, 2021, cash used in investing activities was $158.0 million, primarily due to purchases of bitcoin and other investments of $170.0 million, as well as the purchase of property and equipment of $34.1 million, partially offset by the net proceeds from investments of marketable securities including investments from customer funds of $55.6 million and the proceeds from sale of equity investments of $19.0 million.
Cash Flows from Financing Activities
For the three months ended March 31, 2022, cash used in financing activities was $1.0 billion primarily as a result of the payment to redeem convertible notes assumed upon the acquisition of Afterpay of $1.1 billion, repayments of the PPPLF advances of $372.9 million, partially offset by the change in customer funds of $359.9 million and net proceeds from Warehouse Facilities borrowings of $92.9 million.
For the three months ended March 31, 2021, cash provided by financing activities was $1.1 billion primarily as a result of the change in customer funds of $938.6 million as well as proceeds, net of repayments of the PPPLF advances of $300.1 million, proceeds from issuances of common stock from the exercise of options, and purchases under our employee share purchase plan of $32.9 million, partially offset by payments for employee tax withholding related to vesting of restricted stock units of $152.0 million.

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we believe accounting policies and the assumptions and estimates associated with transaction, loan, and consumer receivable losses could potentially have a material effect on our condensed consolidated financial statements and is therefore a critical accounting policy and estimate.

Additionally, we consider accounting for business combinations under ASC 805, Business Combinations, to also be a critical accounting policy and estimate as it requires management to make significant estimates and assumptions, including the valuation of intangible assets acquired, determination of fair values of liabilities assumed including pre-acquisition contingencies, and valuation of contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly traded companies and are measured using quoted prices in active markets which could result in material volatility in our net income in future periods. As of March 31, 2022, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net in the condensed consolidated statements of operations and establish a new carrying value for the investment. A hypothetical 10% increase or decrease in the fair value of our marketable equity investments would not have a material effect on our financial results.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations and establish a new carrying value for the investment. As of March 31, 2022, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $156.2 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Bitcoin Market Price Risk

We invested $220.0 million in bitcoin as of December 31, 2021, with no additional investments during the three months ended March 31, 2022. Bitcoin is accounted for as an indefinite-lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. As of March 31, 2022, the fair value of the investment in bitcoin was $365.5 million based on observable market prices resulting in $216.5 million in unrecognized gains. We did not record an impairment charge in the three months ended March 31, 2022. Our cumulative impairment charges to date were $71.1 million, recorded due to the market price of bitcoin decreasing below the carrying value of our bitcoin investment in that period. Any decreases to the carrying value of bitcoin assets are recorded in operating expenses in the condensed consolidated statements of operations. A hypothetical 10% increase or decrease in the market price of bitcoin would not have a material effect on our financial results.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of March 31, 2022 were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Any future borrowings incurred under our credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence (as described above). A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Our consolidated financial statements are presented in U.S. dollars. Most of our revenue is earned in U.S. dollars and, subsequent to the acquisition of Afterpay, a portion is earned in Australian Dollars. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates in the Japanese Yen, Canadian Dollar, Australian Dollar, Euro, British Pound, Chinese Yuan, Swedish Krona, Singapore Dollar, Polish Zloty, and Brazilian Real. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates and may cause us to recognize transaction gains and losses in our financial statements.

During the three months ended March 31, 2022, the change in the relative value of the U.S. dollar against the Australian Dollar resulted in an immaterial increase in net foreign currency translation adjustments recorded within our statement of comprehensive income. In the three months ended March 31, 2022, we entered into foreign currency derivative contracts to provide an economic hedge of our foreign currency risk associated with the repayment of foreign denominated debt. A hypothetical 10% increase or decrease in current exchange rates would not have a material effect on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation and Regulatory Matters” in Note 19, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors.”

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
•supervision and regulation of Square Financial Services, including the Dodd-Frank Act and its related regulations'
•any inability to protect our intellectual property rights; and
•assertions by third parties of infringement of intellectual property rights by us.

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

Our participation in government relief programs set up in response to the COVID-19 pandemic, such as facilitating loans to businesses under the Paycheck Protection Program may subject us to new risks and uncertainties.

As a participant in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 in response to the COVID-19 pandemic, Square Capital provided small businesses two-year or five-year PPP loans. Square Capital approved and funded the last remaining PPP loan applications in May 2021 upon exhaustion of the funds in the program. In the event that it is determined that a borrower does not qualify for loan forgiveness or if a borrower defaults on its PPP loan, Square Capital is at risk to the extent the SBA may decline to honor its guarantee or to forgive the loan due to documentation or verification errors, failure to follow regulatory requirements, or lack of adherence to underwriting standards. As a result, Square Capital’s documentation, review, underwriting, and servicing processes will be subject to scrutiny, and we could incur losses if we fail to comply with the SBA documentation and other requirements. We also may become subject to litigation arising as a result of our participation in the PPP, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP loans or that this lending will not have a negative impact on our business and results of operations.

As our revenue has increased, our growth rate has slowed at times and may slow or decline in the future, and our growth rates in each of our reporting segments may vary. Future revenue growth depends on our ability to retain existing sellers and customers, attract new sellers and customers, and increase sales to both new and existing sellers and customers.

Our rate of revenue growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in monthly transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of monthly transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the network effects of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to the price of bitcoin and may not correlate to customer or engagement growth rates.

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

While we generated net income of $166.3 million and $213.1 million for the years ended December 31, 2021 and 2020, respectively, we have generated significant net losses in the past. During the three months ended March 31, 2022 and March 31, 2021, we generated net loss of $207.4 million and net income of $39.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $218.4 million.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. Mergers and acquisitions by, and collaborations between, these companies may lead to even larger competitors with more resources. For example, a number of competitors offer BNPL services similar to Afterpay’s. Existing competitors and new entrants in the BNPL space have engaged in, and may continue to engage in, aggressive consumer acquisition campaigns, may develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode Afterpay’s existing market share and may hinder expansion into new markets.

Certain sellers have long-standing exclusive, or nearly exclusive, relationships with our competitors to accept payment cards and other services that compete with what we offer. These relationships can make it difficult or cost-prohibitive for us to conduct material amounts of business with them. Competing services tied to established brands may engender greater confidence in the safety and efficacy of their services. If we are unable to differentiate ourselves from and successfully compete with our competitors, our business will be materially and adversely affected.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive information of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, or technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

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

More generally, if our privacy, data protection, or data security measures or those of third-party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investment, or other assets, or other sensitive information on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations. For example, in April 2022 we announced that we determined that a former employee downloaded certain reports of our subsidiary Cash App Investing in December 2021 that contained some U.S. customer information without permission after the former employee’s employment ended, as disclosed in our Current Report on Form 8-K filed with the SEC on April 4, 2022. We have incurred costs related to our investigation and response to this incident, and we could incur other losses, costs, and liabilities in connection with such incident.

Under payment card rules and our contracts with our card processors and other counterparties, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, accessed, or breached, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platforms. Any perceived or actual breach of security or other type of security incident, regardless of how it occurs or the extent or nature of the breach or incident, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and incidents and to implement measures in an effort to prevent further breaches and incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach or incident at a company providing services to us or our customers could have similar effects. Further, any actual or perceived security breach or incident with respect to the bitcoin and blockchain ledger, regardless of whether such breach directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our customers’ businesses. Software and system errors, or human error, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, or prevent us from collecting transaction-based fees, or negatively impact our ability to serve our customers, all of which have occurred in the past. Similarly, security breaches or incidents, which may be caused by or result from cyber-attacks by hackers or others, computer viruses, worms, ransomware, other malicious software programs, security vulnerabilities, employee or service provider theft, misuse or negligence, phishing, identity theft or compromised credentials, denial-of-service attacks, or other causes, have from time to time impacted our business and could disrupt the proper functioning of our software products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive information of ours or our customers, and other destructive outcomes. Moreover, security breaches or incidents or errors in our hardware or software design or manufacture could cause product safety issues typical of consumer electronics devices. Any of the foregoing issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, which could have a material and adverse effect on our business.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of cybersecurity incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Bitcoins are controllable only by the possessor of both the unique public key and private key relating to the local or online digital wallet in which the bitcoins are held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third-party from accessing the bitcoins held in such digital wallet. To the extent any of our private keys are lost, destroyed, or otherwise compromised and no backup of such private key is accessible, we will be unable to access the bitcoins held in the related digital wallet. Additionally, we use a third-party custodian to store a portion of our bitcoins in an offline and air-gapped cold storage. Any inappropriate access or theft of bitcoins held by our custodian, or the custodian’s failure to maintain effective controls over the custody and other settlement services provided to us, could materially and adversely affect us. We cannot provide assurance that the digital wallets used to store our and our customers’ bitcoins will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches or incidents, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoins could adversely affect our customers’ ability to access or sell their bitcoins and could harm customer trust in us and our products, require us to expend significant funds for remediation, and expose us to litigation and other potential liability. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoins or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products. As the number of customers who use our bitcoin product has increased and the value of bitcoins we hold on behalf of such customers has grown significantly, the risks and consequences of such adverse events have increased and could materially and adversely affect our business.

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

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, bank partners, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, and the provision of information and other elements of our services. For example, we rely on a limited number of acquiring processors in many of the jurisdictions in which we offer our services. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards issued under our own brands.

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

Additionally, our key metrics are calculated using internal company data based on the activity we measure on our platforms and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. There are inherent challenges and limitations in measuring our business globally at scale, and the methodologies used to calculate our key metrics inherently require some judgment. For example, we currently identify a Cash App transacting active as a Cash App account that has at least one financial transaction using any product or service within Cash App during a specified period although certain of these accounts may share an alias identifier with one or more other transacting active accounts (for example, families sharing one alias identifier or one customer with multiple accounts). We regularly review our processes for calculating these key metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors do not consider our reporting metrics to accurately reflect our business or they disagree with our methodologies, our reputation may be harmed and our business may be adversely impacted.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer consumer financing products, those customers may also be disproportionately adversely affected by economic downturns.

Further, our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges. Such suppliers and third parties may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet end customer demands or collect revenue or otherwise could harm our business. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, our investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, the pandemic has contributed to significant supply chain disruption which has adversely affected our sellers and the economy in general and such disruption may continue. In addition, we are currently subletting some of our office space. An economic downturn or our work-from-home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space.

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

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes and 2031 Senior Notes were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility or our senior notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our 2026 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”), our other outstanding indebtedness, including our 2022 Convertible Notes, 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable.

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

As of March 31, 2022, we had $460.6 million aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, and $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

On December 1, 2021, the 2022 Convertible Notes became freely convertible at the option of each holder until the maturity date of the 2022 Convertible Notes. Prior to February 15, 2023, in the case of the 2023 Convertible Notes, December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock exceeded 130% of the conversion price for the 2023 Convertible Notes for the relevant period in the calendar quarter ending March 31, 2022, the 2023 Convertible Notes are convertible at the option of the holders thereof during the calendar quarter ending June 30, 2022. Whether the Convertible Notes of any series will be convertible following such calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion, we will be required to make cash payments in respect of the Convertible Notes being converted. Effective October 2018, we revised our prior stated policy of settling conversions of the 2022 Convertible Notes and 2023 Convertible Notes through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Convertible Notes. We currently expect to settle future conversions of the 2023 Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% for large multinational companies starting in 2023. Additionally, under the agreement, new rules have been introduced that will result in the reallocation of certain profits from large multinational companies to market jurisdictions where customers and users are located. Although certain implementation details have yet to be developed and the enactment of these changes has not yet taken effect, we will be monitoring the developments and tax implications of these changes, which may have adverse tax consequences for us. On March 31, 2022, the U.S. White House released the Budget of the U.S. Government for fiscal year 2023, which proposes changes to federal corporate income tax rules. If enacted, such tax law changes may have adverse consequences for us.

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

As of March 31, 2022, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent data privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or other developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. Both the EU and the U.K. have issued updated SCCs that are required to be implemented. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices and to engage in additional contractual obligations, and legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the U.K., the Data Protection Act and legislation referred to as the UK GDPR substantially enact the EU GDPR into U.K. law, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Commission has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and will be modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and becomes fully effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements relating to personal information of California residents, and provide for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. More generally, privacy, data protection and data security continues to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. Various states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA. For example, Virginia enacted the Virginia Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in July 2021, and Utah enacted the Utah Consumer Privacy Act in March 2022. All of these are comprehensive privacy statutes that will become effective in 2023 and share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, BNPL lending, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party copyrights, patents, trademarks, and other intellectual property rights. For example, H&R Block recently filed a lawsuit against us for trademark infringement following our name change to Block. If any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third-party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

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

Afterpay’s business principally consists of providing financial services, most prominently in the BNPL space, to merchants and consumers, and Afterpay is therefore subject to significant regulation in the jurisdictions in which it operates, including Australia, New Zealand, the United States, Canada, the United Kingdom, and certain other European countries. Furthermore, with the geographic expansion of our BNPL business into new markets, we may become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to BNPL.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") effected significant changes to U.S. financial regulations and required rulemaking by U.S. financial regulators including adding a new Section 13 to the Bank Holding Company Act known as the Volcker Rule. The Volcker Rule generally restricts certain banking entities (such as Square Financial Services) from engaging in proprietary trading activities and from having an ownership interest in or sponsoring any private equity funds or hedge funds (or certain other private issuing entities). The current activities of Square Financial Services have not been and are not expected to be materially affected by the Volcker Rule. Nevertheless, we cannot predict whether, or in what form, any other proposed regulations or statutes or changes to implementing regulations will be adopted or the extent to which the business operations of Square Financial Services may be affected by any new regulation or statute. Such changes could subject our business to additional compliance burden, costs, and possibly limit the types of financial services and products we may offer.

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

Assertions by third parties of infringement or other violation by us of their intellectual property rights could harm our business.

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights, including in connection with the TIDAL streaming service. Our ability to provide our streaming service is dependent upon our ability to license intellectual property rights to audio content, including sound recordings and videos, any musical compositions embodied therein, and any other media assets that artists and/or labels can add or provide with their tracks. Various laws and regulations govern the copyright and other intellectual property rights associated with audio and visual content, including sound recordings and musical compositions. Existing laws and regulations are evolving and subject to different interpretations, and various legislative or regulatory bodies may expand current or enact new laws or regulations. Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks by, for example, entering into license agreements and complying with the terms and conditions of statutory licenses, we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material and adverse effects on our business, operating results, and financial condition.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 54.37% of the voting power of our combined outstanding capital stock as of March 31, 2022. Our executive officers and directors and their affiliates held approximately 56.51% of the voting power of our combined outstanding capital stock as of March 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1 to January 31	3,814	(i)	$161.51	(ii)	—	—
February 1 to February 28	375,968	(iii)	$—		—	—
March 1 to March 31	812,754	(iv)	$—		—	—
Total	1,192,536		$161.51	(ii)	—	—

(i) Includes 3,782 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of convertible note hedges (described in Note 14, Indebtedness of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company’s Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 32 shares of the Company's Class A common stock from the counterparties in January of 2022.
(ii) Excludes the shares received through the exercise of the note hedges.
(iii) The Company exercised a pro-rata portion of convertible note hedges (described in Note 14, Indebtedness within Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company's Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 375,968 shares of the Company's Class A common stock from the counterparties in February 2022.
(iv) The Company exercised a pro-rata portion of convertible note hedges (described in Note 14, Indebtedness, of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company’s Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 812,754 shares of the Company's Class A common stock from the counterparties in March of 2022.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	001-37622	3.1	February 24, 2022
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	April 22, 2022
4.1	Trust Deed, dated as of March 12, 2021, by and between Afterpay and the Hongkong and Shanghai Banking Corporation Limited as trustee.	8-K	001-37622	4.1	January 31, 2022
10.1.1+	Block, Inc. 2015 Equity Incentive Plan, as amended and restated	10-K	001-37622	10.2.1	February 24, 2022
10.1.2+	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.	10-K	001-37622	10.2.2	February 24, 2022
10.1.3+	Form of Restricted Stock Award and Restricted Stock Agreement.	10-K	001-37622	10.2.3	February 24, 2022
10.1.4+	Form of Stock Option Grant and Stock Option Agreement.	10-K	001-37622	10.2.4	February 24, 2022
10.2+*	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.
10.3+	Block, Inc. Outside Director Compensation Policy, as amended and restated.	10-K	001-37622	10.6	February 24, 2022
10.4+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.	10-K	001-37622	10.8	February 24, 2022
10.5	Fifth Amendment to Credit Agreement, dated as of January 28, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	January 31, 2022
10.6	Sixth Amendment to Credit Agreement, dated as of February 23, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	10-K	001-37622	10.21	February 24, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)
*     Filed herewith.
+     Indicates management contract or compensatory plan.
†    The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Block, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLOCK, INC.

Date:	May 5, 2022	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)