Form 10-Q
period 2022-06-30
Block, Inc.
filed 2022-08-04
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, the number of shares of the registrant’s Class A common stock outstanding was 529,536,070 and the number of shares of the registrant’s Class B common stock outstanding was 60,657,578.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic on our business, customers, and employees, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our potential exposure as a participant in the Paycheck Protection Program ("PPP"), our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume ("GPV", as defined below in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), and revenue, including our expectations regarding the Cash App and Square ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, including the integration of Afterpay Limited ("Afterpay") with our business and its benefits to the Square and Cash App ecosystems, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters and the adequacy of reserves for such matters, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy, and financial needs. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

All forward-looking statements are based on information and estimates available to us at the time of filing this Quarterly Report on Form 10-Q and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,020,466	$4,443,669
Investments in short-term debt securities	938,998	869,283
Settlements receivable	1,472,908	1,171,612
Customer funds	2,905,377	2,830,995
Consumer receivables, net	1,264,198	—
Loans held for sale	465,693	517,940
Safeguarding asset related to bitcoin held for other parties	507,533	1,100,596
Other current assets	951,162	687,429
Total current assets	12,526,335	11,621,524
Property and equipment, net	308,222	282,140
Goodwill	11,982,135	519,276
Acquired intangible assets, net	2,148,078	257,049
Investments in long-term debt securities	1,019,340	1,526,430
Operating lease right-of-use assets	446,237	449,406
Other non-current assets	454,813	370,535
Total assets	$28,885,160	$15,026,360
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$4,545,675	$3,979,624
Settlements payable	264,936	254,611
Accrued expenses and other current liabilities	989,335	638,854
Current portion of long-term debt	459,984	455
Safeguarding obligation liability related to bitcoin held for other parties	507,533	1,100,596
Operating lease liabilities, current	125,107	64,027
PPP Liquidity Facility advances	68,416	497,533
Total current liabilities	6,960,986	6,535,700
Deferred tax liabilities	189,198	15,236
Warehouse funding facilities	192,618	—
Long-term debt	4,104,664	4,559,208
Operating lease liabilities, non-current	332,768	395,017
Other non-current liabilities	213,515	207,610
Total liabilities	11,993,749	11,712,771
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at June 30, 2022 and December 31, 2021. None issued and outstanding at June 30, 2022 and December 31, 2021.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 524,712,126 and 403,237,209 issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at June 30, 2022 and December 31, 2021; 60,657,578 and 61,706,578 issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	17,725,198	3,317,255
Accumulated other comprehensive loss	(429,916)	(16,435)
Accumulated deficit	(440,178)	(27,965)
Total stockholders’ equity attributable to common stockholders	16,855,104	3,272,855
Noncontrolling interests	36,307	40,734
Total stockholders’ equity	16,891,411	3,313,589
Total liabilities and stockholders’ equity	$28,885,160	$15,026,360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Transaction-based revenue	$1,475,707	$1,227,472	$2,708,676	$2,187,205
Subscription and services-based revenue	1,094,856	685,178	2,054,413	1,242,859
Hardware revenue	48,051	43,726	85,377	72,514
Bitcoin revenue	1,785,885	2,724,296	3,516,678	6,235,364
Total net revenue	4,404,499	4,680,672	8,365,144	9,737,942
Cost of revenue:
Transaction-based costs	875,762	682,349	1,591,998	1,206,629
Subscription and services-based costs	213,271	120,810	396,128	209,382
Hardware costs	83,494	61,403	147,158	101,885
Bitcoin costs	1,744,425	2,669,641	3,431,884	6,105,776
Amortization of acquired technology assets	17,899	5,405	33,368	9,705
Total cost of revenue	2,934,851	3,539,608	5,600,536	7,633,377
Gross profit	1,469,648	1,141,064	2,764,608	2,104,565
Operating expenses:
Product development	524,827	324,059	983,051	631,769
Sales and marketing	530,827	373,878	1,032,389	723,338
General and administrative	395,720	220,865	839,869	416,621
Transaction, loan, and consumer receivable losses	156,697	48,173	247,847	68,568
Bitcoin impairment losses	35,961	45,266	35,961	65,126
Amortization of customer and other acquired intangible assets	39,389	3,829	66,053	6,413
Total operating expenses	1,683,421	1,016,070	3,205,170	1,911,835
Operating income (loss)	(213,773)	124,994	(440,562)	192,730
Interest expense, net	12,966	6,464	28,714	6,717
Other income, net	(18,766)	(75,788)	(52,238)	(48,260)
Income (loss) before income tax	(207,973)	194,318	(417,038)	234,273
Provision (benefit) for income taxes	1,304	(9,360)	(398)	(8,413)
Net income (loss)	(209,277)	203,678	(416,640)	242,686
Less: Net loss attributable to noncontrolling interests	(1,263)	(343)	(4,427)	(343)
Net income (loss) attributable to common stockholders	$(208,014)	$204,021	$(412,213)	$243,029

Net income (loss) per share attributable to common stockholders:
Basic	$(0.36)	$0.45	$(0.73)	$0.53
Diluted	$(0.36)	$0.40	$(0.73)	$0.48
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	581,350	455,431	561,501	455,203
Diluted	581,350	522,578	561,501	519,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(209,277)	$203,678	$(416,640)	$242,686
Net foreign currency translation adjustments	(641,029)	(916)	(376,283)	(11,511)
Net unrealized loss on marketable debt securities	(7,244)	(1,445)	(37,198)	(3,979)
Total comprehensive income (loss)	$(857,550)	$201,317	$(830,121)	$227,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(416,640)	$242,686
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	160,895	57,595
Non-cash interest and other	(218,185)	11,324
Non-cash lease expense	47,871	41,047
Share-based compensation	532,061	264,988
Gain on revaluation of equity investments	(44,626)	(47,843)
Transaction, loan, and consumer receivable losses	247,847	68,568
Bitcoin impairment losses	35,961	65,126
Change in deferred income taxes	(21,374)	(473)
Changes in operating assets and liabilities:
Settlements receivable	(428,991)	(220,975)
Purchases and originations of loans	(2,382,295)	(1,664,016)
Proceeds from payments and forgiveness of loans	2,411,683	1,284,077
Customers payable	332,827	175,677
Settlements payable	10,325	17,646
Other assets and liabilities	(152,562)	(49,273)
Net cash provided by operating activities	114,797	246,154
Cash flows from investing activities:
Purchase of marketable debt securities	(383,372)	(1,482,486)
Proceeds from maturities of marketable debt securities	540,914	296,082
Proceeds from sale of marketable debt securities	234,142	374,760
Purchase of marketable debt securities from customer funds	—	(387,463)
Proceeds from maturities of marketable debt securities from customer funds	73,000	334,200
Proceeds from sale of marketable debt securities from customer funds	316,576	—
Originations of consumer receivables	(7,543,996)	—
Principal repayments of consumer receivables	7,688,413	—
Purchase of property and equipment	(85,420)	(66,628)
Purchase of bitcoin investments	—	(170,000)
Purchase of other investments	(39,448)	(45,425)
Proceeds from sale of equity investments	—	378,225
Business combinations, net of cash acquired	539,474	(164,304)
Net cash provided by (used in) investing activities	1,340,283	(933,039)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	—	1,971,828
Proceeds from PPP Liquidity Facility advances	—	681,542
Repayments of PPP Liquidity Facility advances	(429,117)	(321,953)
Payments to redeem convertible notes	(1,071,788)	—
Proceeds from warehouse facilities borrowings	376,219	—
Repayments of warehouse facilities borrowings	(282,550)	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	43,117	72,155
Payments for tax withholding related to vesting of restricted stock units	(4,253)	(292,225)
Net increase in non-interest bearing deposits	53,791	—
Change in customer funds, restricted from use in the Company's operations	74,382	809,645
Net cash provided by (used in) financing activities	(1,240,199)	2,920,992
Effect of foreign exchange rate on cash and cash equivalents	(35,442)	(7,092)
Net increase in cash, cash equivalents, restricted cash, and customer funds	179,439	2,227,015
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	6,975,090	4,793,171
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$7,154,529	$7,020,186

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$4,020,466	$4,581,234
Short-term restricted cash	156,984	15,088
Long-term restricted cash	71,702	74,569
Customer funds cash and cash equivalents	2,905,377	2,349,295
Total	$7,154,529	$7,020,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2021	464,943,787	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	—	(204,199)	(3,164)	(207,363)
Shares issued in connection with employee stock plans	2,119,899	—	4,093	—	—	—	4,093
Change in other comprehensive income	—	—	—	234,792	—	—	234,792
Share-based compensation	—	—	279,354	—	—	—	279,354
Tax withholding related to vesting of restricted stock units	(16,003)	—	(2,456)	—	—	—	(2,456)
Issuance of common stock in connection with business combination	113,617,352	—	13,827,929	—	—	—	13,827,929
Issuance of common stock in conjunction with the conversion of convertible notes	19,865	—	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,188,754)	—	—	—	—	—	—
Balance at March 31, 2022	579,496,146	$—	$17,426,629	$218,357	$(232,164)	$37,570	$17,450,392
Net loss	—	—	—	—	(208,014)	(1,263)	(209,277)
Shares issued in connection with employee stock plans	2,866,242	—	39,024	—	—	—	39,024
Change in other comprehensive loss	—	—	—	(648,273)	—	—	(648,273)
Share-based compensation	—	—	261,342	—	—	—	261,342
Tax withholding related to vesting of restricted stock units	(14,101)	—	(1,797)	—	—	—	(1,797)
Issuance of common stock in conjunction with the conversion of convertible notes	182	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of common stock warrants	3,021,235	—	—	—	—	—	—
Balance at June 30, 2022	585,369,704	$—	$17,725,198	$(429,916)	$(440,178)	$36,307	$16,891,411

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income	deficit	interests	equity
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(502,708)	—	102,974	—	(399,734)
Net income	—	—	—	—	39,008	—	39,008
Shares issued in connection with employee stock plans	4,311,094	—	32,891	—	—	—	32,891
Change in other comprehensive loss	—	—	—	(13,129)	—	—	(13,129)
Share-based compensation	—	—	121,965	—	—	—	121,965
Tax withholding related to vesting of restricted stock units	(669,076)	—	(152,013)	—	—	—	(152,013)
Issuance of common stock in conjunction with the conversion of convertible notes	166,967	—	3,816	—	—	—	3,816
Exercise of bond hedges in conjunction with the conversion of convertible notes	(5,325,320)	—	—	—	—		—
Balance at March 31, 2021	454,668,441	$—	$2,459,415	$10,199	$(155,241)	$—	$2,314,373
Net income	—	—	—	—	204,021	(343)	203,678
Shares issued in connection with employee stock plans	2,410,350	—	39,526	—	—	—	39,526
Change in other comprehensive loss	—	—	—	(2,361)	—	—	(2,361)
Share-based compensation	—	—	150,367	—	—	—	150,367
Tax withholding related to vesting of restricted stock units	(602,961)	—	(140,212)	—	—	—	(140,212)
Issuance of common stock in conjunction with the conversion of convertible notes	1,456,748		113,067	—	—		113,067
Exercise of bond hedges in conjunction with the conversion of convertible notes	(150,299)	—	—	—	—	—	—
Issuance of common stock in connection with business combination	41,138	—	10,071	—	—		10,071
Noncontrolling interests in connection with business combination	—	—	—	—	—	48,192	48,192
Balance at June 30, 2021	457,823,417	$—	$2,632,234	$7,838	$48,780	$47,849	$2,736,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, provide reporting and analytics, and next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services to help individuals manage their money by providing financial tools that allow individuals to store, send, receive, spend, and invest their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

On January 31, 2022, the Company completed the acquisition of Afterpay Limited (“Afterpay”), to strengthen its position to better deliver compelling financial products and services that expand access to more consumers and drive incremental revenue for merchants of all sizes. See Note 9, Acquisitions for further details.

Block was founded in 2009 and has offices globally. The Company does not designate a headquarters location after it adopted a distributed work model in 2021.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income, and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, determination of allowance for loan loss reserves for loans held for investment, determination of allowance for credit losses for consumer receivables, pre-acquisition contingencies associated with business combinations, allocation of acquired goodwill to segments, assessing the likelihood of adverse outcomes from claims and disputes, accrued royalties, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

The Company's estimates of valuation of loans held for sale, allowance for credit losses associated with consumer receivables, and accrued transaction losses are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 5, Fair Value Measurements for further details on amortized cost over fair value of the loans, Note 6, Consumer Receivables, net for further details on consumer receivables, and Note 12, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.

Reclassification to Statement of Operations

Beginning in the second quarter of 2022, the Company reclassified its consolidated statements of operations to present the amortization of acquired technology assets and amortization of customer and other acquired intangible assets as separate line items. Previously, these expenses were classified within transaction-based costs and subscription and services-based costs in cost of revenue; and product development and general and administrative operating expenses, respectively. The condensed consolidated statements of operations for the three and six months ended June 30, 2021 have been revised to reflect these reclassifications to the presentation. There were no changes to gross profit, total operating expenses, operating income (loss), income (loss) before income tax, or net income (loss) for the three or six months ended June 30, 2021 as a result of these reclassifications.

Adjustment to Statement of Cash Flows

Beginning in the fourth quarter of 2021, the Company adjusted its consolidated statements of cash flows to present changes in customer funds and cash and cash equivalents associated with customers payable as financing activities. Previously, the changes in customer funds and customers payable were presented within operating activities on the Company's consolidated statements of cash flows. The adjustments result in customer funds and the portion of customer funds that is held in cash, cash equivalents, and restricted cash to be included in the beginning and ending period totals of cash, cash equivalents, restricted cash, and customer funds. The Company holds customer funds separate from its corporate funds and does not use customer funds for any corporate purposes.

The condensed consolidated statement of cash flows for the six months ended June 30, 2021 has been revised to reflect these adjustments to the presentation. These changes have been concluded to be immaterial to the condensed consolidated financial statements and have no impact on previously reported condensed consolidated statements of operations and balance sheets. The adjusted presentation shows all changes associated with customer funds on the condensed consolidated statements of cash flows instead of in the notes to the condensed consolidated financial statements.

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statement of cash flows (in thousands):

	Six Months Ended June 30, 2021
	As Previously Reported (i)	Adjustments	As Adjusted
Net cash provided by (used in):
Operating activities (ii)	$297,812	$(51,658)	$246,154
Investing activities	(933,039)	—	(933,039)
Financing activities (iii)	2,111,347	809,645	2,920,992
Effect of foreign exchange rate on cash and cash equivalents	(7,092)	—	(7,092)
Net increase in cash, cash equivalents, restricted cash, and customer funds	1,469,028	757,987	2,227,015
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	3,201,863	1,591,308	4,793,171
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$4,670,891	$2,349,295	$7,020,186
_______________
(i) As reported in the Company's 2021 Form 10-Q filed with the SEC on August 2, 2021.
(ii) Financial statement lines impacted in operating activities were Customer funds and Customers payable.
(iii) Financial statement line impacted in financing activities was the addition of a new line called Change in customer funds, restricted from use in the Company's operations.

Concentration of Credit Risk

For the three and six months ended June 30, 2022 and June 30, 2021, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 46% and 36% of settlements receivable as of June 30, 2022. As of December 31, 2021, there were two third-party payment processors that represented approximately 52% and 30% of settlements receivable. All other third-party payment processors were insignificant.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $157.7 million and $314.0 million for the three and six months ended June 30, 2022, respectively, compared to $87.4 million and $173.3 million for the three and six months ended June 30, 2021, respectively.

In addition, services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways, and were $205.6 million and $407.9 million for the three and six months ended June 30, 2022, respectively, compared to $189.0 million and $372.7 million for the three and six months ended June 30, 2021, respectively.

Significant Accounting Policies

In addition to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, our significant interim accounting policies include the impact of foreign currency, and the accounting policies adopted based upon the acquisition of Afterpay.

Foreign Currency

The functional currency for most subsidiaries outside of the United States is the local currency. For purposes of the Company's consolidated financial statements, the assets and liabilities of these subsidiaries, including goodwill and acquired intangible assets, are translated into U.S. dollars using the exchange rates at the balance sheet dates. Gains and losses resulting from these translations are reported as a component of accumulated other comprehensive income (loss) on the Company's condensed consolidated statements of comprehensive income. Revenue, expenses, and gains or losses are translated into U.S. dollars using average exchange rates for each period.

Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as a component of other expense (income), net on the Company’s condensed consolidated statements of operations.

Afterpay Revenue

Through Afterpay's buy now pay later ("BNPL") platform, the Company enables consumers to pay for purchases by splitting their purchase price into three to four installments over six to eight weeks. The Company generally pays the seller the full order value upfront, less a merchant fee, which consists of fixed and variable rates as contracted with the sellers. The Company also incurs other costs such as fees paid to third-party partners and processing fees to complete the consumer purchase transaction. The Company generally assumes non-repayment risk from the consumers. The Company initially recognizes a consumer receivable equal to net amounts paid to the seller plus any costs incurred to originate the consumer receivable. The Company recognizes the merchant fee less costs incurred to originate the consumer receivables as revenue using the effective interest method and is included within subscription and services-based revenue on the condensed consolidated statement of operations. The effective interest rate is determined based on estimated future cash receipts over the expected life of the consumer receivable, having consideration for the historical repayment pattern of the consumer receivables on a portfolio basis. The Company does not charge interest or fees to the consumers, other than late fees which are used by the Company as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. Late fees are recognized and included within subscription and services-based revenue on the condensed consolidated statement of operations when chargeable to consumers and collectibility is reasonably assured based on, among other factors, consumer behavior and historical recovery experience. Late fees recorded from acquisition to June 30, 2022 were immaterial.

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

Allowance for Credit Losses Related to Consumer Receivables

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

Allowance for credit losses related to consumer receivables represents management’s best estimate of the expected credit losses in the outstanding portfolio of consumer receivables, as of the balance sheet date. The Company determines the allowance for credit losses using both quantitative and qualitative methods that analyze portfolio performance, uses judgment regarding the quantitative components of the reserve, and considers all available information relevant to assessing collectibility. This includes but is not limited to historical loss and recovery experience, recent and historical trends in delinquencies, past-due receivables and charge-offs, consumer behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the consumers’ ability to make future payments. When available information confirms that specific consumer receivables or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Consumer receivables are charged off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2021, the FASB issued ASU No. 2021-05, Lease (Topic 842): Lessors—Certain Leases with Variable Lease Payments ("ASU 2021-05"), which amends the lease classification requirements for lessors with certain leases containing variable payments. In accordance with ASU 2021-05, a lessor should classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 ("SAB 121"), which expressed the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users, subject to adjustments to reflect any actual or potential safeguarding loss events. The entity should also describe the asset and the corresponding liability in the footnotes to the financial statements and consider including information regarding who (e.g., the company, its agent, or another third party) holds the cryptographic key information, maintains the internal recordkeeping of those assets, and is obligated to secure the assets and protect them from loss or theft. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. The Company adopted this guidance effective June 30, 2022. Refer to Note 14, Bitcoin Held for Other Parties for more details.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03") related to equity securities. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. An entity is prohibited from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 also requires specific disclosures related to equity securities that are subject to contractual restrictions, including the fair value of such equity securities, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of adopting this new accounting guidance, but does not expect the adoption to have a material impact on the Company's financial statements.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue from contracts with customers:
Transaction-based revenue	$1,475,707	$1,227,472	$2,708,676	$2,187,205
Subscription and services-based revenue	799,740	631,402	1,524,485	1,156,467
Hardware revenue	48,051	43,726	85,377	72,514
Bitcoin revenue	1,785,885	2,724,296	3,516,678	6,235,364
Revenue from other sources:
Subscription and services-based revenue (i)	295,116	53,776	529,928	86,392
Total net revenue	$4,404,499	$4,680,672	$8,365,144	$9,737,942

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans and, for 2022 amounts, also includes revenue generated from the BNPL platform, following the acquisition of Afterpay.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of June 30, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$61,807	$6	$(780)	$61,033
Corporate bonds	289,608	—	(4,540)	285,068
Commercial paper	19,233	—	—	19,233
Municipal securities	5,065	—	(66)	4,999
Certificates of deposit	7,795	—	—	7,795
U.S. government securities	555,782	—	(6,206)	549,576
Foreign government securities	11,341	—	(47)	11,294
Total	$950,631	$6	$(11,639)	$938,998

Long-term debt securities:
U.S. agency securities	$116,718	$—	$(4,562)	$112,156
Corporate bonds	429,564	—	(14,768)	414,796
Municipal securities	18,617	—	(675)	17,942
U.S. government securities	481,794	79	(15,685)	466,188
Foreign government securities	8,551	—	(293)	8,258
Total	$1,055,244	$79	$(35,983)	$1,019,340

The Company's short-term and long-term investments as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$73,986	$150	$(8)	$74,128
Corporate bonds	293,460	128	(269)	293,319
Commercial paper	36,088	—	—	36,088
Municipal securities	5,543	5	—	5,548
Certificates of deposit	9,200	—	—	9,200
U.S. government securities	430,992	106	(255)	430,843
Foreign government securities	20,256	19	(118)	20,157
Total	$869,525	$408	$(650)	$869,283

Long-term debt securities:
U.S. agency securities	$154,454	$26	$(1,160)	$153,320
Corporate bonds	667,699	80	(4,572)	663,207
Municipal securities	22,541	2	(126)	22,417
U.S. government securities	678,553	3	(4,080)	674,476
Foreign government securities	13,084	—	(74)	13,010
Total	$1,536,331	$111	$(10,012)	$1,526,430

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	June 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$59,802	$(780)	$—	$—	$59,802	$(780)
Corporate bonds	246,716	(3,880)	28,599	(660)	275,315	(4,540)
Municipal securities	4,999	(66)	—	—	4,999	(66)
U.S. government securities	515,301	(5,303)	34,275	(903)	549,576	(6,206)
Foreign government securities	9,300	(27)	1,993	(20)	11,293	(47)
Total	$836,118	$(10,056)	$64,867	$(1,583)	$900,985	$(11,639)

Long-term debt securities:
U.S. agency securities	$103,342	$(4,201)	$8,814	$(361)	$112,156	$(4,562)
Corporate bonds	372,742	(13,178)	41,739	(1,590)	414,481	(14,768)
Municipal securities	14,842	(675)	—	—	14,842	(675)
U.S. government securities	391,308	(15,685)	—	—	391,308	(15,685)
Foreign government securities	8,257	(293)	—	—	8,257	(293)
Total	$890,491	$(34,032)	$50,553	$(1,951)	$941,044	$(35,983)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$26,749	$(8)	$—	$—	$26,749	$(8)
Corporate bonds	241,792	(269)	311	—	242,103	(269)
U.S. government securities	347,380	(255)	—	—	347,380	(255)
Foreign government securities	12,734	(118)	—	—	12,734	(118)
Total	$628,655	$(650)	$311	$—	$628,966	$(650)

Long-term debt securities:
U.S. agency securities	$151,472	$(1,160)	$—	$—	$151,472	$(1,160)
Corporate bonds	627,467	(4,572)	—	—	627,467	(4,572)
Municipal securities	18,616	(126)	—	—	18,616	(126)
U.S. government securities	639,473	(4,080)	—	—	639,473	(4,080)
Foreign government securities	13,010	(74)	—	—	13,010	(74)
Total	$1,450,038	$(10,012)	$—	$—	$1,450,038	$(10,012)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2022 are as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$950,631	$938,998
Due in one to five years	1,055,244	1,019,340
Total	$2,005,875	$1,958,338

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2022	December 31, 2021
Cash	$2,171,027	$242,243
Cash equivalents:
Money market funds	583,930	2,126,579
Reverse repurchase agreement (i)	150,420	72,119
Short-term debt securities:
U.S. agency securities	—	29,994
U.S. government securities	—	360,060
Total customer funds	$2,905,377	$2,830,995

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

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of June 30, 2022 or December 31, 2021.

The Company’s assets and liabilities that are measured at fair value on a recurring basis are classified as follows (in thousands):

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,447,981	$—	$—	$2,344,768	$—	$—
Mutual funds	—	—	—	—	—	—
U.S. agency securities	—	12,397	—	—	22,999	—
Certificates of deposit	—	965	—	—	4,983	—
Commercial paper	—	113,322	—	—	—	—
Corporate bonds	—	558	—	—	790	—
Time deposits	—	—	—	—	—	—
U.S. government securities	55,725	—	—	—	—	—
Municipal securities	—	—	—	—	—	—
Foreign government securities	—	—	—	—	—	—
Customer funds:
Money market funds	583,930	—	—	2,126,579	—	—
Reverse repurchase agreement	150,420	—	—	72,119	—	—
U.S. agency securities	—	—	—	—	29,994	—
U.S. government securities	—	—	—	360,060	—	—
Short-term debt securities:
U.S. agency securities	—	61,033	—	—	74,128	—
Certificates of deposit	—	7,795	—	—	9,200	—
Corporate bonds	—	285,068	—	—	293,319	—
Commercial paper	—	19,233	—	—	36,088	—
Municipal securities	—	4,999	—	—	5,548	—
U.S. government securities	549,576	—	—	430,843		—
Foreign government securities	—	11,294	—	—	20,157	—
Long-term debt securities:
U.S. agency securities	—	112,156	—	—	153,320	—
Corporate bonds	—	414,796	—	—	663,207	—
Municipal securities	—	17,942	—	—	22,417	—
U.S. government securities	466,188	—	—	674,476	—	—
Foreign government securities	—	8,258	—	—	13,010	—
Other:
Investment in marketable equity security	13,168	—	—	—	—	—
Safeguarding asset related to bitcoin held for other parties	—	507,533	—	—	1,100,596	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(507,533)	—	—	(1,100,596)	—
Total assets (liabilities) measured at fair value	$3,266,988	$1,069,816	$—	$6,008,845	$1,349,160	$—

The carrying amounts of certain financial instruments, including settlements receivable, consumer receivables, loans held for investment, accounts payable, customers payable, accrued expenses, and settlements payable, approximate their fair values due to their short-term nature. The carrying amounts of the Company's warehouse funding facilities approximate their fair values.

The Company estimates the fair value of its convertible notes and senior notes based on their last actively traded prices or significant other market observable inputs (Level 2). The estimated fair value and carrying value of the convertible notes and senior notes were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$987,466	$791,203	$986,774	$1,018,113
2026 Senior Notes	989,008	875,674	987,626	994,579
2027 Convertible Notes	567,866	419,369	567,208	614,286
2026 Convertible Notes	568,460	459,049	567,621	595,548
2025 Convertible Notes	991,864	929,412	990,361	1,477,302
2023 Convertible Notes	459,984	503,871	459,618	958,927
2022 Convertible Notes	—	—	455	3,192
Total	$4,564,648	$3,978,578	$4,559,663	$5,661,947

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$465,693	$493,180	$517,940	$574,982
Loans held for investment	93,372	97,980	91,447	95,746
Total	$559,065	$591,160	$609,387	$670,728

As of June 30, 2022 and December 31, 2021, $61.3 million and $364.8 million of the carrying value of loans held for sale was attributable to loans under the PPP, respectively. The PPP was intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of June 30, 2022 were immaterial.

To determine the fair value of the loans held for sale, the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data in developing such estimates and assumptions. With respect to PPP loans, the Company also considers the impact of government guarantees and loan forgiveness on the timing and amounts of future cash flows. As of June 30, 2022, there were no material changes to the Company's estimates of fair value and the Company will continue to evaluate facts and circumstances that could impact its estimates and affect its results of operations in future periods. The charges for the excess of amortized cost over fair value of the loans held for sale were immaterial for the three and six months ended June 30, 2022.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2022 and 2021, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Further discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, consumer receivables are classified as held for investment. These receivables are interest free and are generally due within 14 to 56 days. The Company evaluates the consumer receivables as a single homogeneous portfolio as it is comprised of a single product type, point-of-sale unsecured installment loans.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" rated or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables generally comprise of consumer receivables that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2022, the amortized cost of Pass rated consumer receivables was $1.3 billion and the amount of Classified consumer receivables was less than $0.1 billion.

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

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

June 30, 2022
Non-delinquent loans	$1,175,488
1 - 60 days past due	149,531
61 - 90 days past due	22,344
90+ days past due	38,414
Total amortized cost	$1,385,777

The amount classified as 1 - 60 days past due in the above table includes $88.6 million of cash in transit, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements. This cash in transit as of June 30, 2022 represents 6.4% of the total amortized cost of consumer receivables.

Consumer receivables are charged off when they are over 180 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period in which they were recovered. The amount of recoveries for the three and six months ended June 30, 2022 were immaterial. The allowance for credit losses on consumer receivables is a valuation account that is deducted from the carrying value of the consumer receivables.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

	Three Months Ended June 30, 2022	From Acquisition on January 31, 2022 to June 30, 2022
Allowance for credit losses, beginning of the period (i)	$109,824	$115,552
Provision for credit losses	59,493	97,570
Charge-offs and other adjustments	(34,616)	(88,397)
Foreign exchange effect	(13,122)	(3,146)
Allowance for credit losses, end of the period	$121,579	$121,579

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

NOTE 7 - LOANS HELD FOR INVESTMENT

In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of June 30, 2022, the Company held $93.4 million as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheet. Refer to Note 12, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans, and charge-offs. The allowance for loan losses, and amount of charge-offs and recoveries recorded as of June 30, 2022 were all immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are charged off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of June 30, 2022, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" rated or "Classified." Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2022, the amortized cost of Pass rated loans was $97.8 million and the amount of Classified loans was immaterial.

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The following is a summary of property and equipment, less accumulated depreciation and amortization (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$221,302	$208,228
Computer equipment	200,672	174,004
Capitalized software	157,497	116,827
Office furniture and equipment	45,470	42,393
Total	624,941	541,452
Less: Accumulated depreciation and amortization	(316,719)	(259,312)
Property and equipment, net	$308,222	$282,140

Depreciation and amortization expense on property and equipment was $33.5 million and $61.4 million for the three and six months ended June 30, 2022, respectively, and $19.2 million and $41.5 million for the three and six months ended June 30, 2021, respectively.

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

In the first quarter of 2022, the Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company recognized measurement period adjustments to the assets and liabilities assumed resulting from return to provision true-ups for Afterpay’s fiscal year ended June 30, 2021 corporate income tax return filings that impacted the historical tax attributes of certain Afterpay entities. The net effect of these adjustments on the preliminary purchase price allocation was a decrease of $23.6 million in both goodwill and deferred tax liabilities assumed. There was no impact to the condensed consolidated statements of operations as result of these adjustments. The Company is still in the process of completing the determination of the fair value of certain assumed contingent consideration from Afterpay, the allocation of goodwill and certain intangible assets acquired to various operating units, and the evaluation of contingencies and tax effects related to the acquisition. Accordingly, the preliminary values reflected in the table below are subject to change. Refer to Note 12, Other Consolidated Balance Sheet Components (Current) for further details on the deferred consideration assumed from Afterpay.

The table below summarizes the consideration paid for Afterpay and the assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Stock (113,617,352 shares of Class A common stock, excluding value accounted as post-combination expense of $66,337)	$13,827,929
Cash paid to settle tax withholding in connection with replacement awards	8,693
Total	$13,836,622
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash, cash equivalents, and restricted cash acquired)	$653,709
Consumer receivables	1,245,508
Intangible customer assets	1,378,000
Intangible technology assets	239,000
Intangible trade name	408,000
Other non-current assets	74,232
Long-term debt - current (i)	(1,058,065)
Current liabilities	(394,433)
Warehouse funding facilities (ii)	(107,996)
Deferred tax liabilities	(211,377)
Other non-current liabilities	(55,374)
Total identifiable net assets acquired	2,171,204
Goodwill	11,665,418
Total	$13,836,622

(i) Long-term debt - current is comprised of the aforementioned Afterpay convertible notes, which were redeemed in cash at face value on March 4, 2022.

(ii) Refer to Note 15, Indebtedness for further details.

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating Afterpay's BNPL platform, its business, and operations into the Company's Cash App and Square ecosystems and the value of the assembled workforce. The goodwill has no amortizable basis for income tax purposes. Additionally, the acquisition resulted in the recognition of $131.0 million of deferred tax assets in Australia; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient positive evidence of such income as of June 30, 2022. Accordingly, a valuation allowance of $131.0 million was recorded against the acquired Australian deferred tax assets. Additionally, the other non-current liabilities include an estimate of $34.0 million in unrecognized tax benefits as of June 30, 2022.

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

The unaudited pro forma financial results are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$4,400,366	$4,877,532	$8,429,897	$10,105,042
Net income (loss)	$(201,951)	$123,710	$(317,817)	$(81,549)

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

Pro forma net loss for the six months ended June 30, 2022 excludes $42.4 million of transaction costs directly attributable to the acquisition, as well as $66.3 million of incremental stock-based compensation expense, incurred by Block, that were included in the determination of the net loss during the six months ended June 30, 2022. Pro forma net loss for the six months ended June 30, 2021 includes $145.3 million of transaction costs directly attributable to the acquisition incurred by both Afterpay and Block, and $66.3 million of incremental stock-based compensation expense. Pro forma net loss for the three months ended June 30, 2022 had no adjustments. Pro forma net loss for the three months ended June 30, 2021 had immaterial adjustments.

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

The table below summarizes the consideration paid for TIDAL and the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Cash	$176,663
Deferred consideration	46,475
Stock (41,138 shares of Class A common stock)	10,071
Total	$233,209
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $12,358)	$29,621
Intangible customer assets	69,000
Intangible technology assets	29,000
Intangible trade name	35,000
Intangible other assets	8,000
Other non-current assets	33,443
Accrued expenses and other current liabilities	(67,789)
Other non-current liabilities	(52,759)
Total identifiable net assets acquired	83,516
Noncontrolling interests	(48,192)
Goodwill	197,885
Total	$233,209

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating TIDAL product and operations into the Company's technology platform and the value of the assembled workforce. An estimated amount of approximately $70.7 million of the goodwill generated from the TIDAL acquisition and approximately $126.7 million of the acquired intangible assets are expected to be deductible for U.S. tax purposes based on the preliminary values. Additionally, the acquisition would have resulted in the recognition of U.S. deferred tax assets; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient evidence of such income as of June 30, 2022. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

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

Other Acquisitions

The Company completed certain acquisitions for a total consideration of $46.0 million during the six months ended June 30, 2022, which resulted in the recognition of additional intangible assets and goodwill. These acquisitions were not material and therefore pro forma financial information has not been presented. None of the goodwill generated from the acquisitions or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Balance at December 31, 2021	$519,276
Acquisitions	11,707,851
Foreign currency translation adjustments	(244,992)
Balance at June 30, 2022	$11,982,135

The Company performs an annual goodwill impairment test on December 31 and more frequently if events and circumstances indicate that the asset might be impaired.

The Company has two reportable segments, Square and Cash App (defined further in Note 21, Segment and Geographical Information). Goodwill arising from the acquisition of Afterpay has been equally allocated to Square and Cash App as management has concluded that the BNPL platform will contribute equally to each of these segments.

The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Balance at December 31, 2021	$128,334	$193,057	$197,885	$519,276
Acquisitions	5,855,115	5,852,736	—	11,707,851
Foreign currency translation adjustments	(122,821)	(122,171)	—	(244,992)
Balance at June 30, 2022	$5,860,628	$5,923,622	$197,885	$11,982,135

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

The following table presents the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at June 30, 2022
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$400,388	$(98,054)	$302,334
Customer assets	15 years	1,483,700	(61,799)	1,421,901
Trade name	9 years	450,721	(35,838)	414,883
Other	9 years	13,701	(4,741)	8,960
Total		$2,348,510	$(200,432)	$2,148,078

	Balance at December 31, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$164,977	$(65,619)	$99,358
Customer assets	15 years	128,316	(19,244)	109,072
Trade name	9 years	53,051	(14,169)	38,882
Other	9 years	13,743	(4,006)	9,737
Total		$360,087	$(103,038)	$257,049

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Acquired intangible assets, net, beginning of the period	$2,275,199	$129,796	$257,049	$137,612
Acquisitions	3,490	141,000	2,028,490	141,000
Amortization expense	(57,288)	(9,234)	(99,421)	(16,118)
Foreign currency translation adjustments	(73,323)	634	(38,040)	(298)
Acquired intangible assets, net, end of the period	$2,148,078	$262,196	$2,148,078	$262,196

The estimated future amortization expense of intangible assets in future periods as of June 30, 2022 was as follows (in thousands):

Remainder of 2022	$112,301
2023	224,493
2024	221,032
2025	214,204
2026	200,138
Thereafter	1,175,910
Total	$2,148,078

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	June 30, 2022	December 31, 2021
Inventory, net	$78,737	$77,058
Restricted cash	156,984	18,778
Processing costs receivable	251,815	228,914
Prepaid expenses	111,994	63,341
Accounts receivable, net	114,867	89,702
Loans held for investment, net of allowance for loan losses (i)	93,372	91,447
Other	143,393	118,189
Total	$951,162	$687,429
(i) Refer to Note 7, Loans Held for Investment for further details.

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Accrued expenses	$316,222	$254,900
Accrued royalties	70,665	53,616
Pagantis deferred consideration (i)	42,254	—
Accrued transaction losses (ii)	61,835	55,167
Accounts payable	124,678	82,173
Deferred revenue, current	50,476	48,462
Other	323,205	144,536
Total	$989,335	$638,854
(i) On March 9, 2021, prior to acquisition by the Company, Afterpay completed the acquisition of Pagantis SAU and PMT Technology SLA (collectively, "Pagantis"). Pursuant to the acquisition agreement, Afterpay issued a convertible note to the sellers for deferred and contingent consideration. Under the terms of the note, upon a change in control of Afterpay, Afterpay had the option to redeem the convertible note for cash consideration, which Afterpay exercised. The settlement amount consists of two components: a deferred consideration portion of €40.3 million that is a fixed contractual amount, and an additional amount that is contingent on the underlying equity value of Pagantis exceeding certain agreed upon thresholds. Under the terms of the note, absent a bilateral agreement on value between the Company and the note holder, the Company and note holder were each required to use an independent valuation expert to establish the underlying value of the Pagantis business as of the time of the change in control of Afterpay. Because the difference between the two valuations was more than a specified threshold, a third valuation expert will be jointly selected by the first two experts, with support from the Company and the note holder. The third expert is required to determine a value that falls within the range of the values established by the first two experts. The process for selecting the third expert is underway, however no expert has been engaged. The third expert is expected to deliver their valuation in approximately five weeks from the date of their appointment. Absent any manifest error, the third expert's valuation will be final, and settlement of the note will occur on that basis, having regard to the formula for calculation of the settlement value as per the note terms. As of June 30, 2022, the Company determined that based on the estimated underlying value of Pagantis, the contingent consideration had no value. The Company therefore accrued $42.3 million, based on the period-end foreign exchange spot rate, related to only the fixed deferred consideration, which is included within other current liabilities. The ultimate settlement value may differ materially from the accrued amounts.

(ii) The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers, primarily due to seller insolvency. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations.

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accrued transaction losses, beginning of the period	$53,659	$48,622	$55,167	$70,557
Provision for transaction losses	28,298	27,784	49,019	21,042
Charge-offs to accrued transaction losses	(20,122)	(27,926)	(42,351)	(43,119)
Accrued transaction losses, end of the period	$61,835	$48,480	$61,835	$48,480

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that were realized and written-off within the same period. The Company recorded $124.3 million and $211.7 million for the three and six months ended June 30, 2022, respectively, compared to $80.3 million and $162.4 million for the three and six months ended June 30, 2021, respectively, for such losses.

NOTE 13 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2022	December 31, 2021
Investment in non-marketable equity securities (i)	$161,888	$81,919
Investment in bitcoin, net (ii)	112,913	149,000
Restricted cash	71,702	71,702
Other	108,310	67,914
Total	$454,813	$370,535

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statement of operations. During the three and six months ended June 30, 2022, the Company recorded an unrealized gain of $59.8 million, arising from the revaluation of a non-marketable investment, resulting in a cumulative unrealized gain of $78.8 million as of June 30, 2022. Unrealized losses were immaterial as of June 30, 2022.

(ii) The Company invested an aggregate $220.0 million in bitcoin in 2020 and 2021, with no additional investments made during the six months ended June 30, 2022. Investment in bitcoin is accounted for as an indefinite-lived intangible asset, and does not include any bitcoin held for other parties, which is further described in Note 14, Bitcoin Held for Other Parties. Investment in bitcoin is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. The Company recorded an impairment charge on its investment in bitcoin of $36.0 million in the three months ended June 30, 2022, due to the observed market price of bitcoin decreasing below the carrying value during the period. There were no impairment charges recorded in the three months ended March 31, 2022. As of June 30, 2022, the cumulative impairment charges to date were $107.1 million and the fair value of the investment in bitcoin was $160.0 million based on observable market prices, which was $47.1 million in excess of the Company's carrying value of $112.9 million after impairment charges.

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2022	December 31, 2021
Statutory liabilities (i)	$168,824	$117,784
Other	44,691	89,826
Total	$213,515	$207,610

(i) Statutory liabilities represent loss contingencies that may arise from the Company's interpretation and application of certain guidelines and rules issued by various federal, state, local, and foreign regulatory authorities.

NOTE 14 - BITCOIN HELD FOR OTHER PARTIES

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of June 30, 2022, an immaterial amount of the bitcoin was held by third-party custodians on the Company's behalf.

Upon the adoption of SAB 121, the Company recorded a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date. The Company was not aware of any actual or possible safeguarding loss events as of June 30, 2022 or December 31, 2021, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value. The balance sheet as of December 31, 2021 has been revised to reflect the adoption of SAB 121. The adoption of SAB 121 had no impact on previously reported consolidated statements of operations, statements of cash flows, or statements of stockholders' equity.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	June 30, 2022	December 31, 2021
Approximate number of bitcoin held for customers	25,017	23,360
Approximate number of bitcoin held for trading partners	457	458
Total approximate number of bitcoin held for other parties	25,474	23,818

Safeguarding obligation liability related to bitcoin held for customers	$498,423	$1,079,412
Safeguarding obligation liability related to bitcoin held for trading partners	9,110	21,184
Safeguarding obligation liability related to bitcoin held for other parties	$507,533	$1,100,596
Safeguarding asset related to bitcoin held for other parties	$507,533	$1,100,596

NOTE 15 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans). The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.15% per annum on the undrawn portion available under the 2020 Credit Facility. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of June 30, 2022, $600.0 million remained available for draw. The Company incurred $0.2 million and $0.5 million in unused commitment fees during the three and six months ended June 30, 2022, respectively. The Company incurred $0.2 million and $0.4 million in unused commitment fees during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

These Warehouse Facilities have maturity dates ranging from September 2023 to December 2024. As of June 30, 2022, the aggregate commitment amount of the Warehouse Facilities, using the respective exchange rates at period-end, was

$1.7 billion on a revolving basis, of which $0.2 billion was drawn and $1.5 billion remained available. All facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of June 30, 2022. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average ("SONIA") or similar, and (ii) a margin which is set for the term of the availability period. In addition, each facility requires payment of immaterial commitment fees.

The table below summarizes the amounts drawn on these facilities by year of maturity (in thousands):

June 30, 2022
2023	$44,543
2024	148,075
Total funding debt, net of deferred debt issuance costs	$192,618

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

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of June 30, 2022, $68.4 million of PPPLF advances were outstanding. These advances are generally collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

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

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bear a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the six months ended June 30, 2022. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of June 30, 2022, no principal had converted on either the 2026 Convertible Notes or 2027 Convertible Notes.

As of June 30, 2022, the if-converted value of the 2026 Convertible Notes and 2027 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Convertible Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2025 Convertible Notes for redemption, such 2025 Convertible Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Convertible Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Convertible Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Convertible Notes were met in the first quarter of 2021 and continued to be met through June 30, 2022. As of June 30, 2022, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock.

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

As of June 30, 2022, the if-converted value of the 2025 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Convertible Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through June 30, 2022. As of June 30, 2022, certain holders of the 2023 Convertible Notes had converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes. The Company has settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock.

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

As of June 30, 2022, the if-converted value of the 2023 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2022

On March 6, 2017, the Company issued an aggregate principal amount of $440.0 million of convertible senior notes ("2022 Convertible Notes"). As of the maturity date on March 1, 2022, holders of the 2022 Convertible Notes converted the full aggregate principal amount of $440.0 million of the 2022 Convertible Notes, of which $0.5 million was converted in 2022. The Company settled the conversions through a combination of $219.4 million in cash and issuance of 16.5 million shares of the Company's Class A common stock. The conversions that occurred during 2022 were settled entirely in shares of the Company's Class A common stock.

Notes

The 2022 Convertible Notes, 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes”), together with the Senior Notes, are collectively referred to as the “Notes.”

The net carrying amount of the Notes as of June 30, 2022 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(12,534)	$987,466
2026 Senior Notes	1,000,000	(10,992)	989,008
2027 Convertible Notes	575,000	(7,134)	567,866
2026 Convertible Notes	575,000	(6,540)	568,460
2025 Convertible Notes	1,000,000	(8,136)	991,864
2023 Convertible Notes	460,630	(646)	459,984
Total	$4,610,630	$(45,982)	$4,564,648

The net carrying amount of the Notes as of December 31, 2021 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(13,226)	$986,774
2026 Senior Notes	1,000,000	(12,374)	987,626
2027 Convertible Notes	575,000	(7,792)	567,208
2026 Convertible Notes	575,000	(7,379)	567,621
2025 Convertible Notes	1,000,000	(9,639)	990,361
2023 Convertible Notes	460,630	(1,012)	459,618
2022 Convertible Notes	455	—	455
Total	$4,611,085	$(51,422)	$4,559,663

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$16,700	$8,497	$33,166	$10,225
Amortization of debt issuance costs (i)	2,738	2,305	5,442	4,137
Total	$19,438	$10,802	$38,608	$14,362

(i) Upon adoption of ASU 2020-06, the debt discount associated with the equity component on convertible debt outstanding was reversed which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

Effective interest rates for the Company's Convertible Notes after the adoption of ASU 2020-06 are as follows:

2027 Convertible Notes	0.30%
2026 Convertible Notes	0.49%
2025 Convertible Notes	0.43%
2023 Convertible Notes	0.66%
2022 Convertible Notes	0.93%

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

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges") with certain financial institution counterparties ("2023 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 Convertible Note Hedges was $172.6 million. In addition, the Company sold warrants ("2023 Warrants") to the 2023 Note Hedge Counterparties whereby the 2023 Note Hedge Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 Warrants. Taken together, the purchase of the 2023 Convertible Note Hedges and sale of the 2023 Warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 Convertible Note Hedges and 2023 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2023 Convertible Note Hedges and 2023 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The Company has received 3.0 million shares of the Company's Class A common stock from the 2023 Note Hedge Counterparties, of which 1.0 million shares were received in the six months ended June 30, 2022.

In connection with the offering of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions ("2022 Convertible Note Hedges") with certain financial institution counterparties ("2022 Note Hedge Counterparties") whereby the Company had the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants ("2022 Warrants") to the 2022 Note Hedge Counterparties whereby the 2022 Note Hedge Counterparties have the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 Warrants. Taken together, the purchase of the 2022 Convertible Note Hedges and sale of the 2022 Warrants are intended to reduce dilution from the conversion of the 2022 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2022 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2022 Convertible Note Hedges and 2022 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives and are not remeasured each reporting period. The net costs incurred in connection with the 2022 Convertible Note Hedges and 2022 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company has exercised a pro-rata portion of the 2022 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Convertible Notes discussed above. The 2022 Convertible Note Hedges were net share settled, and as of the 2022 Convertible Notes maturity date on March 1, 2022, the Company had received 15.0 million shares of the Company's Class A common stock from the 2022 Note Hedge Counterparties, of which 0.2 million shares were received in 2022.

NOTE 16 - INCOME TAXES
The Company recorded an income tax expense of $1.3 million and income tax benefit of $0.4 million for the three and six months ended June 30, 2022, respectively, compared to an income tax benefit of $9.4 million and $8.4 million for the three and six months ended June 30, 2021, respectively. The difference between income before income tax at the U.S. federal statutory rate and the income tax expense recorded for the three months ended June 30, 2022 and the income tax benefit recorded for the six months ended June 30, 2022 is primarily due to a change in the valuation allowance in the U.S. and certain foreign jurisdictions.

The difference between the income tax expense for the three months ended June 30, 2022 and the income tax benefit for the three months ended June 30, 2021 primarily relates to a decrease in excess share-based compensation deductions. The difference between the income tax benefit for the six months ended June 30, 2022 and the income tax benefit for the six months ended June 30, 2021 primarily relates to a decrease in excess share-based compensation deductions and a change in the valuation allowance in certain jurisdictions.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and six months ended June 30, 2022 and June 30, 2021 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of June 30, 2022, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 17 - STOCKHOLDERS’ EQUITY
Preferred Stock

As of June 30, 2022, the Company is authorized to issue 100,000,000 shares of preferred stock, each with a par value of $0.0000001 per share. No shares of preferred stock were outstanding as of June 30, 2022.

Common Stock

The Company has two classes of authorized common stock outstanding: Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of June 30, 2022, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of June 30, 2022, there were 524,712,126 shares of Class A common stock and 60,657,578 shares of Class B common stock outstanding. Following the Company's initial public offering in 2015, all new stock options and stock-based awards are granted in Class A common stock.

Warrants

In conjunction with the 2022 Convertible Notes offering, the Company sold the 2022 Warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. The 2022 Warrants expire evenly over a 60 trading day period starting on June 1, 2022. During the three months ended June 30, 2022, warrants were exercised for 3.0 million shares.

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The 2023 Warrants expire evenly over a 60 trading day period starting on August 15, 2023. None of the warrants were exercised as of June 30, 2022.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of June 30, 2022.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of June 30, 2022.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of June 30, 2022.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2022 Convertible Notes, the Company issued an aggregate 16.5 million shares of Class A common stock as of the maturity date on March 1, 2022, of which an immaterial number of shares were issued in 2022. The Company also exercised a pro-rata portion of the 2022 Convertible Note Hedges and received 15.0 million shares of Class A common stock from the 2022 Note Hedge Counterparties to offset the shares issued, of which 0.2 million shares were received in 2022.

In connection with the conversion of the 2023 Convertible Notes, the Company has issued an aggregate 5.2 million shares of Class A common stock as of June 30, 2022, of which an immaterial number of shares were issued in the three and six months ended June 30, 2022. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of June 30, 2022, of which 1.0 million shares were received in the six months ended June 30, 2022.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the board of directors who then delegates the responsibilities to the compensation committee. As of June 30, 2022, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2015 Plan was 27,978,648, and 125,577,124 shares were available for future issuance. As of June 30, 2022, the total number of shares subject to stock options, RSAs and RSUs outstanding under the 2009 Plan was 5,212,625.

A summary of stock option activity for the six months ended June 30, 2022 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	8,916,100	$26.09	3.89	$1,226,105
Granted	731,438	96.42
Exercised	(1,304,983)	8.57
Forfeited	(71,416)	114.25
Balance at June 30, 2022	8,271,139	$34.32	3.95	$300,804

Options exercisable as of June 30, 2022	6,890,289	$21.09	3.16	$295,929

Restricted Stock Activity
Activity related to RSAs and RSUs during the six months ended June 30, 2022 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	13,221,953	$137.86
Granted	16,373,383	100.83
Vested	(3,262,718)	112.45
Forfeited	(1,412,484)	126.96
Unvested as of June 30, 2022	24,920,134	$117.47
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
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$139	$112	$248	$211
Product development	179,137	106,161	324,212	193,056
Sales and marketing	25,133	13,777	46,389	24,657
General and administrative	52,229	26,315	161,212	47,064
Total	$256,638	$146,365	$532,061	$264,988

The Company recorded $12.9 million and $25.9 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2022, respectively, compared to $8.0 million and $16.8 million during three and six months ended June 30, 2021, respectively, which are included in the table above. The total share-based compensation expense for the six months ended June 30, 2022 also includes $66.3 million related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay.

The Company capitalized $3.6 million and $7.6 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2022, respectively, compared to $4.0 million and $7.4 million during the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there was $2.8 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 3.09 years.

NOTE 18 - NET INCOME (LOSS) PER SHARE
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(209,277)	$203,678	$(416,640)	$242,686
Less: Net loss attributable to noncontrolling interests	(1,263)	(343)	(4,427)	(343)
Net income (loss) attributable to common stockholders	$(208,014)	$204,021	$(412,213)	$243,029
Denominator:
Basic shares:
Weighted-average common shares outstanding	581,704	455,820	561,846	455,618
Weighted-average unvested shares	(354)	(389)	(345)	(415)
Weighted-average shares used to compute basic net income (loss) per share	581,350	455,431	561,501	455,203
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	—	18,825	—	19,897
Convertible notes	—	23,351	—	19,585
Common stock warrants	—	24,971	—	25,028
Weighted-average shares used to compute diluted net income (loss) per share	581,350	522,578	561,501	519,713
Net income (loss) per share attributable to common stockholders:
Basic	$(0.36)	$0.45	$(0.73)	$0.53
Diluted	$(0.36)	$0.40	$(0.73)	$0.48

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options, restricted stock, and employee stock purchase plan	32,925	7,743	28,184	6,926
Convertible notes	18,025	—	18,032	3,845
Common stock warrants	41,479	17,390	41,917	17,333
Total anti-dilutive securities	92,429	25,133	88,133	28,104

NOTE 19 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into an operating lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of June 30, 2022, the Company had recorded right-of-use assets of $20.3 million and associated lease liabilities of $32.9 million related to this lease arrangement.

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

The Company has received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. The Company is cooperating with the CFPB and the state Attorneys General in connection with these CIDs. As of December 31, 2021, the Company had accrued an immaterial loss reserve in connection with the CFPB CIDs. There were no changes to the reserve balance as of June 30, 2022. Given the status of these matters, it is not possible to reliably determine the potential liability, if any, or reliably estimate the range of any potential liability in excess of the accrued amounts, that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters could differ materially from the estimates of loss reserves the Company has currently accrued in the financial statements.

On December 16, 2021, H&R Block, Inc. and HRB Innovations, Inc. (collectively, “HRB”) filed a complaint for trademark infringement against the Company in the United States District Court for the Western District of Missouri. HRB alleges that the Company’s rebranding to Block, Inc. and use of a green square logo in connection with the Company’s Cash App Taxes product infringe HRB’s trademarks and are likely to cause consumer confusion. HRB demands that the Company stop using the Block name and associated branding, and further demands that the Company stop using the green square Cash App logo. A preliminary injunction granted by the trial court on April 28, 2022 preventing the Company from using its Block, Inc. name in connection with Cash App Taxes was stayed by the appellate court on June 8, 2022 for the duration of the Company's appeal of the preliminary injunction. The Company continues to believe this lawsuit is without merit and intends to vigorously defend itself in this matter.

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

NOTE 21 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Accordingly, the Company has two reportable segments, Square and Cash App. The results of Afterpay have been equally allocated to the Cash App and Square segments as management has concluded that Afterpay's BNPL platform will contribute equally to both the Cash App and Square platforms. Further, Afterpay does not have a segment manager who reports to the CODM. Rather, the operations of Afterpay are managed by the segment managers of Cash App and Square, who are responsible for allocating resources and evaluating the performance of Afterpay. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL, TBD, and Spiral, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM.

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

Information on the reportable segments revenue and segment gross profit are as follows (in thousands):

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$116,068	$1,359,639	$—	$1,475,707	$225,309	$2,483,367	$—	$2,708,676
Subscription and services-based revenue	720,180	317,835	56,841	1,094,856	1,342,489	600,485	111,439	2,054,413
Hardware revenue	—	48,051	—	48,051	—	85,377	—	85,377
Bitcoin revenue	1,785,885	—	—	1,785,885	3,516,678	—	—	3,516,678
Segment revenue (ii)	$2,622,133	$1,725,525	$56,841	$4,404,499	$5,084,476	$3,169,229	$111,439	$8,365,144
Segment gross profit (iii)	$704,893	$755,439	$9,316	$1,469,648	$1,328,552	$1,416,660	$19,396	$2,764,608

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$110,950	$1,116,522	$—	$1,227,472	$202,909	$1,984,296	$—	$2,187,205
Subscription and services-based revenue	494,945	151,240	38,993	685,178	931,534	272,332	38,993	1,242,859
Hardware revenue	—	43,726	—	43,726	—	72,514	—	72,514
Bitcoin revenue	2,724,296	—	—	2,724,296	6,235,364	—	—	6,235,364
Segment revenue	$3,330,191	$1,311,488	$38,993	$4,680,672	$7,369,807	$2,329,142	$38,993	$9,737,942
Segment gross profit	$546,053	$585,137	$9,874	$1,141,064	$1,041,538	$1,053,153	$9,874	$2,104,565

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment.

(ii) The revenue for both Cash App and Square for the three and six months ended June 30, 2022 includes $104.1 million and $168.9 million each, respectively, from Afterpay post-acquisition results following the closing of the acquisition.

(iii) The gross profit for both Cash App and Square for the three and six months ended June 30, 2022 includes $74.8 million and $121.0 million each, respectively, from Afterpay post-acquisition results following the closing of the acquisition.

A reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment gross profit	$1,469,648	$1,141,064	$2,764,608	$2,104,565
Less: Product development	524,827	324,059	983,051	631,769
Less: Sales and marketing	530,827	373,878	1,032,389	723,338
Less: General and administrative	395,720	220,865	839,869	416,621
Less: Transaction, loan, and consumer receivable losses	156,697	48,173	247,847	68,568
Less: Bitcoin impairment losses	35,961	45,266	35,961	65,126
Less: Amortization of customer and other intangible assets	39,389	3,829	66,053	6,413
Less: Interest expense, net	12,966	6,464	28,714	6,717
Less: Other income, net	(18,766)	(75,788)	(52,238)	(48,260)
Income (loss) before applicable income taxes	$(207,973)	$194,318	$(417,038)	$234,273

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$4,147,502	$4,536,603	$7,812,685	$9,499,938
International	256,997	144,069	552,459	238,004
Total	$4,404,499	$4,680,672	$8,365,144	$9,737,942

No individual country from the international markets contributed more than 10% of total revenue for the three and six months ended June 30, 2022 and 2021.

Long-Lived Assets

The following table sets forth long-lived assets by geographic area (in thousands):

	June 30, 2022	December 31, 2021
United States	$8,151,732	$1,426,103
Australia	4,881,043	26,680
Other international	1,851,897	55,088
Total	$14,884,672	$1,507,871

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow data:
Cash paid for interest	$37,948	$3,945
Cash paid for income taxes	7,347	8,009
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	37,572	36,667
Purchases of property and equipment in accounts payable and accrued expenses	8,680	17,115
Deferred purchase consideration related to business combinations	14,377	50,528
Fair value of common stock issued related to business combinations	(13,827,929)	(10,007)
Fair value of common stock issued to settle the conversion of convertible notes	(2,551)	(394,560)
Fair value of common stock shares received to settle convertible note hedges	133,142	1,292,705
Fair value of common stock issued in connection with the exercise of common stock warrants	(220,768)	—
Bitcoin lent to third-party borrowers	5,934	(6,334)

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

Overview

On December 1, 2021, we changed our name as a corporate entity from Square to Block. We started Block with the Square ecosystem in February 2009 to enable businesses (also referred to as sellers) to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need many solutions to thrive, and we have expanded to provide them additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial services to help individuals manage their money. We also added TIDAL and TBD as businesses to contribute to our purpose of economic empowerment. TIDAL, a global music and entertainment platform, focuses on putting both the artist experience and fan experience at the center of decisions, providing artists direct access to their audience, and allowing fans deeper connections to their favorite artists through original, exclusive, and curated content and events. TBD, a bitcoin-focused business, was established to build an open developer platform with the goal of making it easy to create non-custodial, permissionless, and decentralized financial services. In January 2022, we completed the acquisition of Afterpay Limited ("Afterpay"), a buy now pay later ("BNPL") platform that facilitates commerce between retail merchants and consumers by allowing its retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis.

Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize the majority of these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offerings, a seller can accept payments in person via swipe, dip, or tap of a card, or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Square Banking consists of a suite of products for our U.S. sellers, including Square Savings, Square Checking, and Square Loans (formerly known as Square Capital). Square Checking is offered through a partner bank, and Square Savings and Square Loans are offered through our wholly-owned subsidiary Square Financial Services, Inc. ("Square Financial Services" or "SFS"). Square Financial Services offers banking services including certain loan and deposit products. In addition to the United States, we also offer Square Loans in Australia. Canada, and the United Kingdom. Square Savings allows sellers to automatically set aside funds from daily sales into savings accounts that earn interest. Square Checking provides sellers with an FDIC-insured account allowing them instant access to their sales and the ability to use those funds for business expenses using their Square Debit Card, withdraw from an ATM, transfer via ACH, or pay employees via Square Payroll. Square Loans offers sellers access to business loans based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale or for investment. We have grown rapidly to serve millions of sellers that represent a diverse set of industries including services, food-related business, and retail businesses; and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, France, and Spain.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend, and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive peer-to-peer payments, add physical cash at participating retailers, deposit mobile checks, and receive direct deposit payments. Customers can make purchases with their Cash App Card, a Visa prepaid card that is linked to the balance stored in Cash App. Additionally, customers can use Cash App Pay, a checkout option which allows customers to pay using their Cash App account. With Cash Boost, customers receive instant discounts when they make Cash App Card purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. Cash App Borrow offers customers a short-term loan to send, spend, or invest across the ecosystem. The Cash App ecosystem also includes a tax filing product for individuals, providing a seamless, mobile-first solution for individuals to file their taxes for free.

With the acquisition of Afterpay, we added a BNPL platform to our offerings. Through the use of this BNPL platform, consumers can split their purchase price across three to four installments, generally due over six to eight weeks, without paying fees (if payments are made on time). Afterpay provides consumers with the ability to get desired items now but pay for them later and can simultaneously help merchants increase sales and order values. The Company pays BNPL sellers the full order value upfront, less a merchant fee, and assumes the risk of non-payment from the end-customer. Apart from capped late payment fees, consumers do not incur additional fees. Afterpay also provides an online shop directory, which allows consumers to search by product category for stores that offer Afterpay as a payment option, and offers an Afterpay in-store card for in-person transactions at a merchant’s point of sale. The BNPL platform is being integrated into the Cash App and Square ecosystems, strengthening the connection between these ecosystems, expanding access to more sellers and customers, increasing Square’s omnichannel platform, and helping drive more commerce between our sellers and customers. Customers will be able to manage their installments and repayments directly within Cash App, potentially driving increased engagement, while the commerce discovery functionality will be integrated with Cash App to help drive lead generation for merchants and customer engagement. As discussed in Note 21, Segment and Geographical Information within Notes to the Condensed Consolidated Financial Statements, the financial results of Afterpay have been equally allocated to the Cash App and Square segments.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Transaction-based revenue	$1,475,707	$1,227,472	$248,235	20%	$2,708,676	$2,187,205	$521,471	24%
Subscription and services-based revenue	1,094,856	685,178	409,678	60%	2,054,413	1,242,859	811,554	65%
Hardware revenue	48,051	43,726	4,325	10%	85,377	72,514	12,863	18%
Bitcoin revenue	1,785,885	2,724,296	(938,411)	(34)%	3,516,678	6,235,364	(2,718,686)	(44)%
Total net revenue	$4,404,499	$4,680,672	$(276,173)	(6)%	$8,365,144	$9,737,942	$(1,372,798)	(14)%
Total net revenue for the three and six months ended June 30, 2022 decreased by $276.2 million, or 6%, and $1.4 billion, or 14% compared to the three and six months ended June 30, 2021, respectively. Bitcoin revenue decreased by $938.4 million and $2.7 billion for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. Excluding bitcoin revenue, total net revenue increased by $662.2 million, or 34%, and $1.3 billion, or 38% in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. Revenue from the BNPL platform, following the acquisition of Afterpay in the first quarter of 2022, was 5% of the total net revenue in the three months ended June 30, 2022, and 4% from the date of acquisition through June 30, 2022.
Transaction-based revenue for the three and six months ended June 30, 2022 increased by $248.2 million, or 20%, and $521.5 million, or 24% compared to the three and six months ended June 30, 2021, respectively. This increase was consistent with the increase in Gross Payment Volume ("GPV") of 23% and 26% for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, respectively. The increase in transaction-based revenue was driven by:
•continued improvements in both card-present and card-not-present volumes as a result of growth in online channels, as well as growth in our international markets; and
•growth in Cash App Business GPV which includes peer-to-peer transactions received by business accounts and peer-to-peer payments sent from a credit card.

Subscription and services-based revenue for the three and six months ended June 30, 2022 increased by $409.7 million, or 60% and $811.6 million or 65% compared to the three and six months ended June 30, 2021, respectively. This increase was driven by:

•revenue generated from the BNPL platform following the acquisition of Afterpay in the first quarter of 2022, which contributed $208.1 million during the three months ended June 30, 2022, and $337.9 million from the date of acquisition through June 30, 2022;

•an increase in Cash App subscription and services-based revenue primarily due to increased Cash App Card usage and Cash App Instant Deposit volumes; and

•growth in seller banking products, including the increased origination volumes of Square Loans, as well as software subscriptions.

Subscription and services-based revenue also includes revenue generated from music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware revenue for the three and six months ended June 30, 2022 increased by $4.3 million, or 10% and $12.9 million or 18%, compared to the three and six months ended June 30, 2021, respectively. This increase was primarily a result of an overall increase in sales of hardware across many of our product offerings including Square Register, Square Terminal, and Square Reader.

Bitcoin revenue for the three and six months ended June 30, 2022 decreased by $0.9 billion, or 34% and $2.7 billion or 44%, compared to the three and six months ended June 30, 2021 respectively. The amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This decrease in the three and six months ended June 30, 2022 was driven by the market price of bitcoin and reduced customer demand compared to the three and six months ended June 30, 2021, respectively. While bitcoin revenue contributed 41% and 42% of the total net revenue in the three and six months ended June 30, 2022, gross profit generated from bitcoin transactions was only 3% of the total gross profit in the three and six months ended June 30, 2022, compared to 5% and 6% of total gross profit in the three and six months ended June 30, 2021 respectively.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Transaction-based costs	$875,762	$682,349	$193,413	28%	$1,591,998	$1,206,629	$385,369	32%
Subscription and services-based costs	213,271	120,810	92,461	77%	396,128	209,382	186,746	89%
Hardware costs	83,494	61,403	22,091	36%	147,158	101,885	45,273	44%
Bitcoin costs	1,744,425	2,669,641	(925,216)	(35)%	3,431,884	6,105,776	(2,673,892)	(44)%
Amortization of acquired technology assets	17,899	5,405	12,494	231%	33,368	9,705	23,663	244%
Total cost of revenue	$2,934,851	$3,539,608	$(604,757)	(17)%	$5,600,536	$7,633,377	$(2,032,841)	(27)%

Total cost of revenue for the three and six months ended June 30, 2022 decreased by $0.6 billion, or 17% and $2.0 billion, or 27% compared to the three and six months ended June 30, 2021, respectively. Bitcoin costs of revenue decreased by $0.9 billion and $2.7 billion in the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $320.5 million, or 37%, and $641.1 million, or 42% in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively.

Transaction-based costs increased by $193.4 million, or 28%, and $385.4 million, or 32%, compared to the three and six months ended June 30, 2021, respectively, while GPV grew by 23% and 26% in the same periods. Transaction-based costs during the three and six months ended June 30, 2022 were affected by a decrease in the percentage of debit card transactions, which have continued to normalize towards pre-pandemic levels and have a lower cost per transaction.

Subscription and services-based costs for the three and six months ended June 30, 2022 increased by $92.5 million, or 77%, and 186.7 million, or 89%, compared to the three and six months ended June 30, 2021, respectively. The increase in the three and six months ended June 30, 2022 was driven by:

•BNPL costs of revenue following the acquisition of Afterpay in the first quarter of 2022. The costs of revenues associated with the BNPL platform were $58.5 million for the three months ended June 30, 2022, and $96.0 million from the date of acquisition through June 30, 2022;

•growth in Cash App Card and Instant Deposit activity; and

•an increase in costs related to music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware costs for the three and six months ended June 30, 2022 increased by $22.1 million, or 36%, and $45.3 million, or 44% compared to the three and six months ended June 30, 2021, respectively. The increase was due to the increased sales of hardware, as further discussed in hardware revenue above, as well as increased purchase price variances and inbound shipping rates due to supply chain disruptions.

Bitcoin costs for the three and six months ended June 30, 2022 decreased by $0.9 billion, or 35%, and $2.7 billion, or 44% compared to the three and six months ended June 30, 2021, respectively. Bitcoin cost of revenue comprises of the total amounts we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Amortization of acquired technology assets increased by $12.5 million and $23.7 million in the three and six months ended June 30, 2022, respectively, compared to the three and six months ended June 30, 2021, respectively. The increase was driven by amortization related to the acquired technology assets from the acquisition of Afterpay of $11.2 million and $20.1 million in the three and six months ended June 30, 2022, respectively.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product development	$524,827	$324,059	$200,768	62%	$983,051	$631,769	$351,282	56%
% of total net revenue	12%	7%			12%	6%
Sales and marketing	$530,827	$373,878	$156,949	42%	$1,032,389	$723,338	$309,051	43%
% of total net revenue	12%	8%			12%	7%
General and administrative	$395,720	$220,865	$174,855	79%	$839,869	$416,621	$423,248	102%
% of total net revenue	9%	5%			10%	4%
Transaction, loan, and consumer receivable losses	$156,697	$48,173	$108,524	225%	$247,847	$68,568	$179,279	261%
% of total net revenue	4%	1%			3%	1%
Bitcoin impairment losses	$35,961	$45,266	$(9,305)	(21)%	$35,961	$65,126	$(29,165)	(45)%
% of total net revenue	1%	1%			—%	1%
Amortization of customer and other acquired intangible assets	$39,389	$3,829	$35,560	NM (i)	$66,053	$6,413	$59,640	NM
% of total net revenue	1%	—%			1%	—%
Total operating expenses	$1,683,421	$1,016,070	$667,351	66%	$3,205,170	$1,911,835	$1,293,335	68%

(i) Not meaningful ("NM")

Product development expenses for the three and six months ended June 30, 2022 increased by $200.8 million, or 62%, and $351.3 million, or 56% compared to the three and six months ended June 30, 2021, respectively, due primarily to the following:

•an increase of $161.5 million and $287.7 million in personnel costs for the three and six months ended June 30, 2022, respectively, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase was additionally driven by the acquisition of Afterpay in the first quarter of 2022. The increase in product development personnel costs also includes an increase in share-based compensation expense of $73.0 million and $131.2 million for the three and six months ended June 30, 2022, respectively;

•an increase of $33.5 million and $58.3 million in software and data center costs, consulting, and certain Cash App crypto networks operating costs for the three and six months ended June 30, 2022, respectively, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and six months ended June 30, 2022 increased by $156.9 million or 42%, and $309.1 million or 43% compared to the three and six months ended June 30, 2021, respectively, primarily due to the following:

•an increase of $42.6 million and $79.5 million in sales and marketing personnel costs for the three and six months ended June 30, 2022, respectively, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $11.4 million and $21.7 million for the three and six months ended June 30, 2022, respectively;

•an increase of $34.4 million and $63.7 million in advertising costs for our Square services for the three and six months ended June 30, 2022, respectively, primarily from increased online and television marketing campaigns;

•an increase in Cash App marketing costs for the three and six months ended June 30, 2022 of $20.6 million and $39.3 million, respectively. For the three and six months ended June 30, 2022, Cash App customer acquisition costs increased by $34.3 million and $67.1 million, respectively, and peer-to-peer risk loss increased by $17.5 million and $33.6 million, respectively. Cash App customer acquisition costs include advertising costs and costs associated with various incentives to customers. We consider the free services such as stock investing, Cash App Taxes, and certain Cash App Card and peer-to-peer services to Cash App customers to be marketing initiatives aimed at attracting new customers and encouraging the usage of Cash App; and

•an increase in sales and marketing expenses due to the acquisitions of Afterpay and TIDAL, which were completed in the first quarter of 2022 and second quarter of 2021, respectively.

General and administrative expenses for the three and six months ended June 30, 2022 increased by $174.9 million or 79%, and $423.2 million or 102% compared to the three and six months ended June 30, 2021, respectively, primarily due to the following:

•an increase of $114.8 million and $279.5 million in general and administrative personnel costs for the three and six months ended June 30, 2022, respectively, mainly as a result of additions to our customer support, finance, and legal personnel as we continued to add resources and skills to support our long-term growth as our business continues to scale, and as a result of the acquisition of Afterpay in the first quarter of 2022. The increase in general and administrative personnel costs includes an increase in share-based compensation expense of $40.4 million and $47.8 million for the three and six months ended June 30, 2022, respectively;

•acquisition-related integration and other expenses related to Afterpay of $13.5 million and $55.9 million for the three and six months ended June 30, 2022, as well as a $66.3 million one-time charge related to the acceleration of various stock compensation arrangements in connection with the Afterpay acquisition during the three months ended March 31, 2022, which was additional to ongoing share-based compensation expense for Afterpay employees; and

•an increase in software and third-party legal, subscription costs and other professional fees, and other administrative expenses.

Transaction, loan, and consumer receivable losses for the three and six months ended June 30, 2022 increased by $108.5 million, or 225%, and $179.3 million, or 261% compared to the three and six months ended June 30, 2021, respectively, primarily due to the following:

•an increase in the allowance for credit losses related to consumer receivables of $93.0 million from January 31, 2022, the date of the acquisition of Afterpay, to June 30, 2022, including an increase of $56.5 million in the allowance during the three months ended June 30, 2022;

•an increase in transaction losses for the three and six months ended June 30, 2022 of $39.0 million and $64.5 million compared to the three and six months ended June 30, 2021, respectively. The increase in the three and six months ended June 30, 2022 was primarily due to growth in Square GPV; and

•an increase in loan losses for the three and six months ended June 30, 2022 of $13.0 million and $21.8 million compared to the three and six months ended June 30, 2021, respectively. The increase in loan losses in the three and six months ended June 30, 2022 as compared to June 30, 2021 was due to increased loan volumes.

We recorded $36.0 million of bitcoin impairment losses in the three months ended June 30, 2022 and no bitcoin impairment losses in the three months ended March 31, 2022. In the three and six months ended June 30, 2021, bitcoin impairment losses were $45.3 million and $65.1 million, respectively. As of June 30, 2022, the fair value of our investment in bitcoin was $160.0 million based on observable market prices, which is $47.1 million in excess of the carrying value of our investment of $112.9 million after impairment charges. Any unrealized gains or losses on our bitcoin investment will only be recognized upon the sale of such bitcoin investment.

Amortization of customer and other acquired intangible assets increased $35.6 million and $59.6 million for the three and six months ended June 30, 2022, respectively, primarily as a result of the intangible assets from the Afterpay acquisition, which increased the amortization of intangibles by $35.0 million and $57.1 million for the three and six months ended June 30, 2022. Refer to Note 11, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense, net	$12,966	$6,464	$6,502	101%	$28,714	$6,717	$21,997	327%
Other income, net	$(18,766)	$(75,788)	$57,022	(75)%	$(52,238)	$(48,260)	$(3,978)	8%

Interest expense, net for the three and six months ended June 30, 2022 increased by $6.5 million and $22.0 million compared to the three and six months ended June 30, 2021, respectively. The increase was primarily due to interest expense related to our 2026 Senior Notes and 2031 Senior Notes. Refer to Note 15, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

We recognized other income, net of $18.8 million and $52.2 million for the three and six months ended June 30, 2022, respectively, compared to other income, net of $75.8 million and $48.3 million for the three and six months ended June 30, 2021, respectively. The decrease of $57.0 million in the three months ended June 30, 2022 was primarily due to a $73.3 million mark to market net gain of our equity investment in DoorDash in the three months ended June 30, 2021. We completed the sale of our investment in DoorDash in June 2021, and as a result this investment did not impact the results in subsequent periods. The increase of $4.0 million in the six months ended June 30, 2022 was primarily due to an unrealized gain of $59.8 million recorded during the first quarter of 2022, arising from the revaluation of a non-marketable investment, partially offset by the net gain on our DoorDash investment recorded in 2021, as described above.

Segment Results

The Company has two reportable segments, Square and Cash App. The results of Afterpay have been equally allocated to the Square and Cash App segments as management has determined that Afterpay's BNPL platform will contribute equally to both the Square and Cash App platforms. Refer to Note 21, Segment and Geographical Information within Notes to the Condensed Consolidated Financial Statements for more details.

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue	$1,725,525	$1,311,488	$414,037	32%	$3,169,229	$2,329,142	840,087	36%
Cost of revenue	970,086	726,351	243,735	34%	1,752,569	1,275,989	476,580	37%
Gross profit	$755,439	$585,137	$170,302	29%	$1,416,660	$1,053,153	$363,507	35%

Revenue

Revenue for the Square segment for the three and six months ended June 30, 2022 increased by $414.0 million, or 32%, and $840.1 million, or 36% compared to the three and six months ended June 30, 2021, respectively. The increase was primarily due to growth in Square GPV as well as attributable to continued improvements experienced in both card-present volumes and growth in higher-priced card-not-present transactions, as well as an increase in subscription and services-based revenue, which was primarily due to the growth in seller banking products, including the increased origination volumes of Square Loans, as well as software subscriptions. The increase in revenue for the Square segment was also due to the revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Square segment for the three and six months ended June 30, 2022 increased by $243.7 million, or 34%, and $476.6 million, or 37% compared to the three and six months ended June 30, 2021, respectively, which was consistent with the increase in Square revenue of $414.0 million and $840.1 million for the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively. Transaction-based costs during the three and six months ended June 30, 2022 were affected by a decrease in the percentage of debit card transactions, which have continued to normalize towards pre-pandemic levels, and have a lower cost per transaction,

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue	$2,622,133	$3,330,191	$(708,058)	(21)%	$5,084,476	$7,369,807	$(2,285,331)	(31)%
Cost of revenue	1,917,240	2,784,138	(866,898)	(31)%	3,755,924	6,328,269	(2,572,345)	(41)%
Gross profit	$704,893	$546,053	$158,840	29%	$1,328,552	$1,041,538	$287,014	28%

Revenue

Revenue for the Cash App segment for the three and six months ended June 30, 2022 decreased by $708.1 million, or 21%, and $2.3 billion, or 31% compared to the three and six months ended June 30, 2021, respectively. The primary driver was a decrease in bitcoin revenue, slightly offset by growth in Cash App Instant Deposit, Cash App Card, and Cash for Business. Bitcoin revenue has and will fluctuate depending on customer demand, as well as changes in the market price of bitcoin. The decrease in bitcoin revenue in the three and six months ended June 30, 2022 was driven primarily reduced customer demand and by the market price of bitcoin during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021. While bitcoin contributed 41% and 42% of the total net revenue for the three and six months ended June 30, 2022, respectively, gross profit generated from bitcoin was 3% of the total gross profit.

Excluding $1.8 billion and $3.5 billion in bitcoin revenue for the three and six months ended June 30, 2022, Cash App revenue increased by $230.4 million, or 38%, and $433.4 million, or 38% in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively, due to growth in the number of active Cash App accounts, an increase in the number of business accounts, an increase of transaction fees related to Cash App Card and instant deposit, and revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and six months ended June 30, 2022 decreased by $866.9 million, or 31%, and $2.6 billion, or 41% compared to the three and six months ended June 30, 2021, respectively. The primary driver was a decrease in bitcoin revenue and the associated costs of such revenue, as discussed further above. Excluding $1.7 billion and $3.4 billion in bitcoin cost of revenue in the three and six months ended June 30, 2022, Cash App cost of revenue increased by approximately $58.3 million, or 51%, and $101.5 million, or 46% in the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, respectively, due to growth in Cash App Card, Cash App Instant Deposit, and Cash App business GPV.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, net income (loss), and other results under generally accepted accounting principles ("GAAP"), the following tables set forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment solution providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross Payment Volume ("GPV") (in millions)	$52,499	$42,828	$96,003	$75,966
Adjusted EBITDA (in thousands)	$187,342	$359,820	$382,703	$596,069
Adjusted Net Income Per Share:
Basic	$0.19	$0.56	$0.38	$0.93
Diluted	$0.18	$0.49	$0.36	$0.81

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers. Additionally, GPV includes Cash App Business GPV, which is comprised of Cash App activity related to peer-to-peer transactions received by business accounts, and peer-to-peer payments sent from a credit card. GPV does not include BNPL.

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

•Subsequent to the adoption of ASU 2020-06 on January 1, 2021, we recognize non-cash interest expense related to amortization of debt issuance costs on convertible notes and senior notes. We believe that excluding this expense from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible notes, as if converted at the beginning of the period, if the impact is dilutive.

•We exclude gain or loss on the disposal of property and equipment, gain or loss on revaluation of equity investments, and bitcoin impairment losses on our investment in bitcoin, as applicable, from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations.

•To aid in comparability of our results across periods and with peer companies that may not have similar expenses, we also exclude certain transaction and integration costs associated with business combinations, and various other costs that are not normal operating expenses. Transaction costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Other costs that are not reflective of our core business operating expenses may include contingent losses, litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$(208,014)	$204,021	$(412,213)	$243,029
Net loss attributable to noncontrolling interests	(1,263)	(343)	(4,427)	(343)
Net income (loss)	(209,277)	203,678	(416,640)	242,686
Share-based compensation expense	256,638	146,365	532,061	264,988
Depreciation and amortization	90,839	28,394	160,895	57,595
Acquisition-related, integration and other costs	17,067	14,292	93,132	14,318
Interest expense, net	12,966	6,464	28,714	6,717
Other income, net	(18,766)	(75,788)	(52,238)	(48,260)
Bitcoin impairment losses	35,961	45,266	35,961	65,126
Provision (benefit) for income taxes	1,304	(9,360)	(398)	(8,413)
Loss on disposal of property and equipment	548	374	1,082	989
Acquired deferred revenue adjustment	103	195	221	447
Acquired deferred cost adjustment	(41)	(60)	(87)	(124)
Adjusted EBITDA	$187,342	$359,820	$382,703	$596,069

The following table presents a reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for each of the periods indicated, with revisions to the prior period to include the tax effect of non-GAAP net income adjustments as described above (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$(208,014)	$204,021	$(412,213)	$243,029
Net loss attributable to noncontrolling interests	(1,263)	(343)	(4,427)	(343)
Net income (loss)	(209,277)	203,678	(416,640)	242,686
Share-based compensation expense	256,638	146,365	532,061	264,988
Acquisition-related, integration and other costs	17,067	14,292	93,132	14,318
Amortization of intangible assets	57,288	9,234	99,421	16,118
Amortization of debt discount and issuance costs	3,826	2,305	7,456	4,137
Loss (gain) on revaluation of equity investments	5,115	(76,744)	(44,626)	(47,844)
Bitcoin impairment losses	35,961	45,266	35,961	65,126
Loss on disposal of property and equipment	548	374	1,082	989
Acquired deferred revenue adjustment	103	195	221	447
Acquired deferred cost adjustment	(41)	(60)	(87)	(124)
Tax effect of non-GAAP net income adjustments	(57,734)	(90,447)	(96,060)	(137,984)
Adjusted Net Income - basic	$109,494	$254,458	$211,921	$422,857
Cash interest expense on convertible notes	1,247	1,611	2,488	3,339
Adjusted Net Income - diluted	$110,741	$256,069	$214,409	$426,196
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	581,350	455,431	561,501	455,203
Diluted	619,272	522,577	602,002	523,557
Adjusted Net Income Per Share:
Basic	$0.19	$0.56	$0.38	$0.93
Diluted	$0.18	$0.49	$0.36	$0.81

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision (benefit) for income taxes, as reported	$1,304	$(9,360)	$(398)	$(8,413)
Tax effect of non-GAAP net income adjustments	57,734	90,447	96,060	137,984
Adjusted provision for income taxes, non-GAAP	$59,038	$81,087	$95,662	$129,571
Non-GAAP effective tax rate	35%	24%	31%	23%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of June 30, 2022, we had approximately $6.8 billion in available funds, including an undrawn amount of $600.0 million available under our revolving credit facility. Additionally, we had $1.5 billion available under our warehouse funding facilities. Refer to Note 15, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. As of June 30, 2022, we were in compliance with all covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$4,020,466	$4,443,669
Short-term restricted cash	156,984	18,778
Long-term restricted cash	71,702	71,702
Customer funds cash and cash equivalents	2,905,377	2,440,941
Cash, cash equivalents, restricted cash, and customer funds	7,154,529	6,975,090
Investments in short-term debt securities	938,998	869,283
Investments in long-term debt securities	1,019,340	1,526,430
Cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities	$9,112,867	$9,370,803

Our principal sources of liquidity are our cash and cash equivalents, including cash from operations, and investments in marketable debt securities. As of June 30, 2022, we had $9.1 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Cash and cash equivalents related to customer funds are separate from our corporate funds and are not used for any corporate purposes. These funds are not used for our liquidity, but rather to meet the obligations set aside for customers. Investments in marketable debt securities were held primarily in cash deposits, U.S. government and agency securities, corporate bonds, money market funds, reverse repurchase agreements, and commercial paper. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds, the balance of cash and cash equivalents, restricted cash, and investments in marketable debt securities as of June 30, 2022 was $6.2 billion. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible notes and senior notes. We do not have any off-balance sheet arrangements during the periods presented.

We purchased an aggregate $220.0 million in bitcoin in 2020 and 2021, with no purchases in the three and six months ended June 30, 2022. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite-lived intangible asset, under the accounting policy for such assets, we are required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value or reversal of impairment prohibited if the market price of bitcoin subsequently increases. We recorded an impairment charge on our investment in bitcoin of $36.0 million in the three months ended June 30, 2022. We did not record an impairment charge in the three months ended March 31, 2022. As of June 30, 2022, the cumulative impairment charges to date were $107.1 million. The fair value of our investment in bitcoin was $160.0 million as of June 30, 2022 based on observable market prices, which was $47.1 million in excess of the Company's carrying value of $112.9 million after impairment charges were recorded.

In September 2020, we announced our intent to invest $100.0 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of June 30, 2022, we have invested $26.2 million in aggregate towards this initiative, of which $2.1 million and $4.3 million was invested in the three and six months ended June 30, 2022, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments.

Senior Notes and Convertible Notes

As of June 30, 2022, we held over $4.6 billion in aggregate principal amount of debt, comprised of $460.6 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," and together with the 2023 Convertible Notes, 2025 Convertible Notes, and 2026 Convertible Notes, the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). The 2023 Convertible Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, the 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year, the 2026 Convertible Notes bear no interest, and the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These Convertible Notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

On January 31, 2022, we closed the acquisition of Afterpay and assumed Afterpay's outstanding convertible notes of $1.1 billion, which we redeemed in cash on March 4, 2022 at face value. Refer to Note 9, Acquisitions within Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2024. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans"). Loans under the 2020 Credit Facility, excluding the Tranche B Loans, bear interest at our option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted LIBOR rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The margin is determined based on our total net leverage ratio, as defined in the agreement. The Tranche B Loans bear interest at the Company's option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Tranche B Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Tranche B Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio. We are obligated to pay other customary fees for a credit facility of this size and type including an unused commitment fee of 0.15%. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. Refer to Note 15, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details on these transactions.

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.7 billion on a revolving basis, of which $0.2 billion was drawn and $1.5 billion remained available as of June 30, 2022. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. Refer to Note 15, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details.

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

When we were last rated in 2021, we received a non-investment grade rating by S&P Global Ratings (BB), Fitch Ratings, Inc. (BB), and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $157.0 million as of June 30, 2022 primarily reflects pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to agreements with third-party originating banks for certain loan products. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, which we expect to become unrestricted within the next year.

Long-term restricted cash of $71.7 million as of June 30, 2022 is primarily related to a reserve deposit to satisfy the capital and liquidity requirements associated with the banking operations of SFS mandated by the FDIC, as well as cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. We have recorded these amounts as non-current assets on our condensed consolidated balance sheets as we are required to establish and maintain the reserve deposit at all times to support the ongoing liquidity obligations of SFS, and due to certain lease terms extending beyond one year.

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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 14, Bitcoin Held for Other Parties within Notes to the Condensed Consolidated Financial Statements, upon the adoption of SAB 121, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of June 30, 2022, the safeguarding obligation liability related to bitcoin held for other parties was $507.5 million. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store the vast majority of bitcoin. SAB 121 also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

The condensed consolidated statements of cash flows for the six months ended June 30, 2022 has been revised to reflect changes in the cash flow presentation adopted in 2021. Previously, the total changes in customer funds and customers payable were presented within operating activities within the Company's condensed consolidated statements of cash flows. The adjustment resulted in reclassifying changes in customer funds and cash and cash equivalents associated with customers payable as financing activities. The adjustment also resulted in the portion of customer funds that is held in cash and cash equivalents, restricted cash, and customer funds to be included in the beginning and ending period totals of cash, cash equivalents, restricted cash, and customer funds. Prior period amounts have been adjusted to this presentation. Refer to Note 1, Description of the Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements for further details.

    The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$114,797	$246,154
Net cash provided by (used in) investing activities	1,340,283	(933,039)
Net cash provided by (used in) financing activities	(1,240,199)	2,920,992
Effect of foreign exchange rate on cash and cash equivalents	(35,442)	(7,092)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$179,439	$2,227,015

Cash Flows from Operating Activities

Cash provided by operating activities consisted of our net income (loss) adjusted for certain non-cash items, including share-based compensation expense, depreciation and amortization, non-cash interest and other expense, transaction, loan, and consumer receivable losses, bitcoin impairment losses, deferred income taxes, non-cash lease expense, gain on sale of asset group, gain or loss on revaluation of equity investments, as well as the effect of changes in operating assets and liabilities, including working capital.

For the six months ended June 30, 2022, cash provided by operating activities was $114.8 million. Net loss was $416.6 million, adjusted for the add back of net non-cash expenses of $740.5 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; bitcoin impairment losses; and non-cash lease expenses; which contributed positively to operating activities; partially offset by gains on revaluation of equity investments. Additionally, there was a net inflow from the repayment and forgiveness of PPP loans, and a net outflow related to changes in other assets and liabilities of $238.4 million due to timing of period end.

For the six months ended June 30, 2021, cash provided by operating activities was $246.2 million. Net income was $242.7 million, adjusted for the add back of net non-cash expenses of $460.3 million, consisting primarily of share-based compensation, transaction and loan losses, bitcoin impairment losses, depreciation and amortization, and non-cash lease expenses, which contributed positively to operating activities. This was offset by net outflow of PPP loans of $269.9 million, as well as a net outflow from changes in other assets and liabilities of $185.3 million due to timing.

Cash Flows from Investing Activities

Cash flows provided by, or used in, investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, bitcoin, and business acquisitions.

For the six months ended June 30, 2022, cash provided by investing activities was $1.3 billion, primarily due to the net proceeds from the sales and maturities of marketable securities including investments from customer funds of $1.2 billion, the net cash acquired through acquisitions during the period including Afterpay of $539.5 million, and a net inflow related to consumer receivables of $144.4 million. These were partially offset by the purchases of marketable debt securities, property and equipment, and other investments of $383.4 million, $85.4 million, and $39.4 million, respectively.
For the six months ended June 30, 2021, cash used in investing activities was $933.0 million, primarily due to the net investments of marketable securities including investments from customer funds of $864.9 million, purchases of bitcoin and other investments of $215.4 million, business acquisitions, net of cash acquired of $164.3 million, and the purchase of property and equipment of $66.6 million, partially offset by the proceeds from sale of equity investments of $378.2 million.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, cash used in financing activities was $1.2 billion primarily as a result of the payment to redeem convertible notes assumed upon the acquisition of Afterpay of $1.1 billion, repayments of the PPPLF advances of $429.1 million, partially offset by net proceeds from Warehouse Facilities borrowings of $93.7 million, a change in customer funds of $74.4 million, a net increase in non-interest bearing deposits related to Square Financial Services of $53.8 million, as well as proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $43.1 million.

For the six months ended June 30, 2021, cash provided by financing activities was $2.9 billion as a result of $2.0 billion in net proceeds from the 2031 Senior Notes and 2026 Senior Notes offerings, the change in customer funds of $809.6 million, as well as proceeds, net of repayments of the PPPLF advances, of $359.6 million, proceeds from issuances of common stock from the exercise of options, and purchases under our employee share purchase plan of $72.2 million, partially offset by payments for employee tax withholding related to vesting of restricted stock units of $292.2 million.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly-traded companies and are measured using quoted prices in active markets which could result in volatility in our financial results in future periods. As of June 30, 2022, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net on the condensed consolidated statements of operations and establish a new carrying value for the investment. A hypothetical 10% increase or decrease in the fair value of our marketable equity investments would not have a material effect on our financial results.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations and establish a new carrying value for the investment. As of June 30, 2022, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $161.9 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Bitcoin Market Price Risk

As of June 30, 2022, we had made cumulative investments in bitcoin of $220.0 million. Our investment in bitcoin is accounted for as an indefinite-lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. We recorded an impairment charge in the three months ended June 30, 2022 of $36.0 million related to our investment in bitcoin, with no impairment charges in the three months ended March 31, 2022. As of June 30, 2022, our cumulative impairment charges to date were $107.1 million, recorded due to the market price of bitcoin decreasing below the carrying value of our bitcoin investment in the related periods. As of June 30, 2022, the fair value of the investment in bitcoin was $160.0 million based on observable market prices, which was $47.1 million in excess of the Company's carrying value of $112.9 million after impairment charges. Any decreases to the carrying value of bitcoin investments are recorded in operating expenses on the condensed consolidated statements of operations. A hypothetical 10% increase or decrease in the market price of bitcoin would not have a material effect on our financial results.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of June 30, 2022 were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Our existing Warehouse Facilities borrowings, and any future borrowings incurred under the 2020 Credit Facility, accrue interest at variable rates based on formulas tied to certain market rates at the time of incurrence. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Our consolidated financial statements are presented in U.S. dollars. Most of our revenue is earned in U.S. dollars and, subsequent to the acquisition of Afterpay, a significant portion is earned in Australian Dollars. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates in the Japanese Yen, Canadian Dollar, Australian Dollar, Euro, British Pound, Chinese Yuan, Swedish Krona, Singapore Dollar, Polish Zloty, and Brazilian Real. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates and may cause us to recognize transaction gains and losses on our financial statements.

During the three and six months ended June 30, 2022, the change in the relative value of the U.S. dollar against foreign currencies resulted in increases in net foreign currency translation adjustments of $641.0 million and $376.3 million, respectively, which are recorded on our condensed consolidated statements of comprehensive income. This was primarily the result of assets that do not meet the definition of financial instruments, including goodwill and intangible assets denominated in foreign currencies. In the three months ended March 31, 2022, we entered into foreign currency derivative contracts to provide an economic hedge of our foreign currency risk associated with the repayment of foreign denominated debt held by a non-U.S. subsidiary. A hypothetical 10% increase or decrease in current exchange rates on our financial instruments would not have a material effect on our financial results.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation and Regulatory Matters” in Note 20, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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
•additional risks of Square Loans related to the availability of capital, seller payments, interest rate, deposit insurance premiums, and general macroeconomic conditions; and
•our participation in government relief programs set up in response to the COVID-19 pandemic;.

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
•any failure to safeguard the bitcoin we hold on behalf of ourselves and other parties;
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

Economic, financial, and tax risks:
•a deterioration of general macroeconomic conditions;
•the ongoing COVID-19 pandemic and measures intended to prevent its spread;
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

Our rate of revenue growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the impact on our network of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to the price of bitcoin and may not correlate to customer or engagement growth rates.

The growth of our business depends in part on our existing sellers and customers expanding their use of our products and services. If we are unable to encourage broader use of our products and services within each ecosystem by our existing sellers and customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and customers, to encourage sellers and customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in our business in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful on the expected timeline or at all, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest substantially in our business. Thus, we may not be able to maintain profitability.

During the six months ended June 30, 2022 and June 30, 2021, we generated a net loss of $416.6 million and net income of $242.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $429.9 million.

We intend to continue to make significant investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. Moreover, businesses we acquire may have different profitability than us, which may affect our overall profitability, particularly until we are able to realize expected synergies. For example, prior to its acquisition, Afterpay historically generated net losses. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

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

While we have grown the proportion of revenue from newer products and services from each of the Cash App and Square segments and we intend to continue to broaden the scope of products and services we offer, we may not be successful in maintaining or growing our current revenue streams, or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue or contribute to our profitability. Our offerings may present new and difficult technological, operational, regulatory, risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. For example, our Cash App products are intended to make investing in certain assets, such as bitcoin, stocks, and exchange-traded funds, more accessible. However, as a result, our customers who use these products may experience losses or other financial impacts due to, among other things, market fluctuations in the prices of bitcoin and stocks. If our customers are adversely affected by such risks, they may cease using the product or Cash App altogether and our business, brand, and reputation may be adversely affected. Moreover, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Our expansion into newer markets may not lead to growth and may require significant investment of financial resources and of management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

Acquisitions, strategic investments, entries into new businesses, joint ventures, divestitures, and other transactions we enter into could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

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

•we may not realize a satisfactory return on our investment or increase our revenue;

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

•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and information security, and our due diligence process may not identify compliance issues or other liabilities. Moreover, acquired businesses’ technology stacks may add complexity, resource constraints, and legacy technological challenges that make it difficult and time consuming to achieve such adequate controls, processes, and procedures.

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

We have in the past, and may in the future, also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks such as a decline in the business to be divested, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

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

The success of our acquisition of Afterpay will depend, in large part, on our ability to realize the anticipated benefits from combining our business with Afterpay. Our ability to realize these anticipated benefits depends on the successful integration of our business with Afterpay, which will be complex and time-consuming. There can be no assurance that the integration of Afterpay will be accomplished effectively or in a timely manner.

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

•loss of key employees;

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

In 2021, we acquired a majority interest in TIDAL which represented a new line of business for us. We continue to rely on the existing TIDAL executive team, as our management team has less experience in the music industry. TIDAL’s business is dependent on the various rights holders. We cannot provide assurances that we or TIDAL will be able to maintain or expand arrangements with partners and other third parties on acceptable terms, if at all. Further, the music industry is highly concentrated, which means we rely on a small number of entities that may take adverse actions or take advantage of their market power to pursue arduous financial or other terms that may adversely affect us or may restrict our ability to innovate and improve our streaming service. Our streaming service also competes for listeners on the basis of the presence and visibility of our app, which is distributed via app stores operated by Apple and Google. We face significant competition for listeners from these companies, which also promote their own music and content. In addition, our competitors’ streaming products may be pre-loaded or integrated into consumer electronics products or automobiles more broadly than our streaming product, which makes such competitors more visible to consumers. If we are unable to compete successfully for listeners against other media providers, then our TIDAL business may suffer.

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

We offer our services and products in multiple countries and plan to continue expanding our business further globally. Our acquisition of Afterpay expanded our global presence. Expansion, whether in our existing or new global markets, will require additional resources and new or expanded controls, and offering our services and products in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion, and the ongoing operation of our global business, could also subject our business to substantial risks, including:

•difficulty in attracting a sufficient number of sellers and customers, or a lack of acceptance of our products and services;

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

•changes to the way we do business as compared with our current operations;

•inability to support and integrate with local third-party service providers;

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

•compliance with multiple complex, potentially conflicting and changing governmental laws and regulations, including with respect to payments, privacy, data protection, information security, and tax;

•compliance with U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws;

•enactment of tariffs, sanctions, fines, or other trade restrictions;

•exchange rate risk;

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

More generally, if our privacy, data protection, or information data security measures or those of third-party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investments, or other assets, or other sensitive information on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive information or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations. For example, in April 2022 we announced that we determined that a former employee downloaded certain reports of our subsidiary Cash App Investing in December 2021 that contained some U.S. customer information without permission after the former employee’s employment ended, as disclosed in our Current Report on Form 8-K filed with the SEC on April 4, 2022. We have incurred costs related to our investigation and response to this incident, and we could incur other losses, costs, and liabilities in connection with such incident.

Under payment card rules and our contracts with our card processors and other counterparties, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, accessed, or breached, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platforms. Any perceived or actual breach of security or other type of security incident, regardless of how it occurs or the extent or nature of the breach or incident, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and incidents and to implement measures in an effort to prevent further breaches and incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach or incident at a company providing services to us or our customers on our behalf could have similar effects. Further, any actual or perceived security breach or incident with respect to the bitcoin and blockchain ledger, regardless of whether such breach or incident directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by such attacks. We cannot be certain that our insurance coverage will be adequate for data handling or information security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, they could result in significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

The theft, loss, or destruction of private keys required to access the bitcoin we hold on behalf of ourselves and other parties, such as our customers and our trading partners, may be irreversible, and any failure to safeguard such bitcoin could materially and adversely affect our business, operating results, and financial condition.

Bitcoin can be accessed by the possessor of the unique cryptographic keys relating to the digital wallet in which the bitcoin is held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third-party from accessing the bitcoin held in such digital wallet. To the extent any of our private keys are lost, destroyed, or otherwise compromised and no backup of such private key is accessible, we will be unable to access the bitcoin we hold on behalf of ourselves and other parties. The vast majority of bitcoin we hold for ourselves and our customers is held in offline and air-gapped cold storage. To facilitate transactions, we hold a small portion of bitcoin in a networked hot wallet. At times, we also may utilize third-party custodians to custody a portion of the bitcoin held for our customers.

Any inappropriate access or theft of bitcoin held by us or any third-party custodian, or the third-party custodian’s failure to maintain effective controls over the custody and other settlement services provided to us, could materially and adversely affect us. We cannot provide assurance that the digital wallets used to store our and other parties’ bitcoin will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches or incidents, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoin could adversely affect our customers’ ability to access or sell their bitcoin and could harm customer trust in us and our products, require us to expend significant funds for remediation, and expose us to litigation, regulatory enforcement actions, and other potential liability. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoin or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products. As the number of customers who transact bitcoin on Cash App has increased and the amount of bitcoin we hold on behalf of such customers has grown, the risks and consequences of such adverse events have increased and could materially and adversely affect our business, operating results, and financial condition.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at Cash App customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changing and uncertain economic, geopolitical and regulatory environment, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, such as Square Banking, BNPL, and Cash App Borrow, expand existing services, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, we recently launched Cash App Teens, making certain Cash App functions, such as Cash App Card, limited peer-to-peer payments, and direct deposits available to teenagers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. For a majority of our transactions, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

We are required to pay interchange and assessment fees, processing fees, and bank settlement fees to third-party payment processors, payment networks, and financial institutions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In some cases, we have negotiated favorable pricing with acquiring processors and networks that are contingent on certain business commitments and other conditions. If we fail to meet such conditions, the fees we are charged will rise. Moreover, our acquiring processors and payment card networks may refuse to renew our agreements with them on terms that are favorable, commercially reasonable, or at all. Interchange fees or assessments are also subject to change from time to time due to government regulation. Because we generally charge our sellers a standard rate for our managed payments services, rather than passing through interchange fees and assessments to our sellers directly, any increase or decrease in interchange fees or assessments or in the fees we pay to our third-party payment processors, payment networks, or financial institutions could make our pricing less competitive, lead us to change our pricing model, or adversely affect our margins, all of which could materially harm our business and financial results. Likewise, we have negotiated favorable pricing for the processing fees we pay to the payment card networks for peer-to-peer transactions on our Cash App. As such, an increase in interchange fees or assessments could raise our costs for such transactions, which could materially harm our business and financial results.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Additionally, potential changes in U.S.

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

We invest broadly in our business, and such investments are partially driven by our expectations of the future success of a product. For example, our products such as the Square Reader often require investments with long lead times. An inability to correctly forecast the success of a particular product could harm our business. We must forecast inventory needs and expenses and place orders sufficiently in advance with our third-party suppliers and contract manufacturers based on our estimates of future demand for particular products. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for our competitors’ products, changes in general market or economic conditions, and business closures and other actions taken to combat COVID-19.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. Additionally, the growth in the number of Square sellers qualifying for participation in the Square

Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer BNPL services and consumer loan products, such as Cash App Borrow, those customers may also be disproportionately adversely affected by economic downturns, which could cause loss rates on such products to increase.

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

Continued uncertainty about the COVID-19 pandemic and measures taken by governments in response to the pandemic may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, the pandemic has contributed to significant supply chain disruption which has adversely affected our sellers and the economy in general and such disruption may continue. In addition, we are currently subletting some of our office space. An economic downturn or our work-from-home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space.

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

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition will depend on developments that remain uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, the existence of new variants and mutations of the virus and their severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions resume. Even after the impacts of the COVID-19 pandemic have subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, and our existing credit facility and our senior notes contain, and any future debt financing may contain, covenants that impact the operation of our business and pursuit of business opportunities.

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

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes and 2031 Senior Notes were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility or our senior notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our 2026 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”), our other outstanding indebtedness, including our 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable.

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

As of June 30, 2022, we had $460.6 million aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, and $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

On December 1, 2021, the 2022 Convertible Notes became freely convertible at the option of each holder until the maturity date of the 2022 Convertible Notes. Prior to February 15, 2023, in the case of the 2023 Convertible Notes, December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock did not exceed 130% of the conversion price for the 2023 Convertible Notes for the relevant period in the calendar quarter ending June 30, 2022, the 2023 Convertible Notes are not convertible at the option of the holders thereof during the calendar quarter ending September 30, 2022. Whether the Convertible Notes of any series will be convertible following a calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to make cash payments in respect of the Convertible Notes being converted unless we elect to deliver solely shares of our Class A common stock to settle such conversion. We currently expect to settle future conversions of the 2023 Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

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

Our investments in bitcoin are subject to volatile market prices, impairment, and other risks of loss.

We purchased $50 million in bitcoin in October 2020 and another $170 million in bitcoin in February 2021, and we may make additional bitcoin purchases in the future. The price of bitcoin has been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. For example, the prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of the bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales & use, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, digital advertising taxes, income taxes, or other taxes relating to our activities. New or revised taxes, in particular, sales & use taxes, VAT, and similar taxes, including digital advertising taxes and digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, and certain foreign jurisdictions, have considered or adopted laws or administrative practices that attempt to impose obligations for on-demand and streaming services, online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of June 30, 2022, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, escheatment, sanctions regimes and export controls, privacy, data protection and information security, fiscalization and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

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

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, it may be technically infeasible to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of cryptocurrency and crypto platforms is still an evolving area, and it is possible that we could become subject to additional regulations. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, which could cause the price of our Class A common stock to decrease.

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

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or other developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. Both the EU and the U.K. have issued updated SCCs that are required to be implemented. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices and to engage in additional contractual obligations, and legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the U.K., the Data Protection Act and legislation referred to as the UK GDPR substantially enact the EU GDPR into U.K. law, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Commission has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and will be modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and becomes fully effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements relating to personal information of California residents, and provide for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. More generally, privacy, data protection and information security continues to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. Various states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA. For example, Virginia enacted the Virginia Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in July 2021, Utah enacted the Utah Consumer Privacy Act in March 2022, and Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring in May 2022. All of these are comprehensive privacy statutes that will become effective in 2023 and share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. Laws and regulations directed at privacy, data protection, and information security, and those that have been applied in those areas, can be challenging to comply with and may be subject to evolving interpretations or applications. In particular, with laws and regulations such as the GDPR in the EU and the CCPA, CPRA, and other laws in the U.S. imposing new and relatively burdensome obligations, and with the interpretation and application of these and other laws and regulations subject to evolving and uncertain interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving legal or regulatory requirements, industry standards, or contractual obligations could result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, and fines, penalties and other liabilities, may harm our reputation and competitive position, and may cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

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

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights. Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks and the terms and conditions of statutory licenses, we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Furthermore, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material and adverse effects on our business, operating results, and financial condition.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 53.62% of the voting power of our combined outstanding capital stock as of June 30, 2022. Our executive officers and directors and their affiliates held approximately 56.16% of the voting power of our combined outstanding capital stock as of June 30, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

•actual or perceived security incidents that we or our service providers may suffer; and

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

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1 to April 30	4,467	(i)	$133.62	(ii)	—	—
May 1 to May 31	—		$—		—	—
June 1 to June 30	—		$—		—	—
Total	4,467		$133.62	(ii)	—	—

(i) Includes 4,459 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of convertible note hedges (described in Note 15, Indebtedness of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company’s Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 8 shares of the Company's Class A common stock from the counterparties in April of 2022.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	April 22, 2022
10.1	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.	10-Q	001-37622	10.2	May 5, 2022
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)
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

BLOCK, INC.

Date:	August 4, 2022	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)