Form 10-Q
period 2022-09-30
Block, Inc.
filed 2022-11-03
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 537,419,565 and the number of shares of the registrant’s Class B common stock outstanding was 60,651,533.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial performance, the impact of the COVID-19 pandemic on our business, customers, and employees, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our potential exposure as a participant in the Paycheck Protection Program ("PPP"), our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, and our expectations regarding Gross Payment Volume ("GPV", as defined below in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations), and revenue, including our expectations regarding the Cash App and Square ecosystems, our expectations regarding product launches, the expected impact of our recent acquisitions, including the integration of Afterpay Limited ("Afterpay") with our business and its impacts on the Square and Cash App ecosystems, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters and the adequacy of reserves for such matters, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,331,787	$4,443,669
Investments in short-term debt securities	1,052,973	869,283
Settlements receivable	1,761,694	1,171,612
Customer funds	2,983,658	2,830,995
Consumer receivables, net	1,252,127	—
Loans held for sale	462,980	517,940
Safeguarding asset related to bitcoin held for other parties	527,669	1,100,596
Other current assets	1,175,873	687,429
Total current assets	13,548,761	11,621,524
Property and equipment, net	316,378	282,140
Goodwill	11,557,984	519,276
Acquired intangible assets, net	2,030,876	257,049
Investments in long-term debt securities	802,880	1,526,430
Operating lease right-of-use assets	425,519	449,406
Other non-current assets	438,534	370,535
Total assets	$29,120,932	$15,026,360
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$4,891,015	$3,979,624
Settlements payable	329,796	254,611
Accrued expenses and other current liabilities	968,495	638,854
Current portion of long-term debt (Note 15)	460,170	455
Safeguarding obligation liability related to bitcoin held for other parties	527,669	1,100,596
Operating lease liabilities, current	70,304	64,027
PPP Liquidity Facility advances	31,116	497,533
Total current liabilities	7,278,565	6,535,700
Deferred tax liabilities	159,498	15,236
Warehouse funding facilities	479,422	—
Long-term debt (Note 15)	4,107,245	4,559,208
Operating lease liabilities, non-current	369,798	395,017
Other non-current liabilities	196,466	207,610
Total liabilities	12,590,994	11,712,771
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at September 30, 2022 and December 31, 2021. None issued and outstanding at September 30, 2022 and December 31, 2021.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 535,879,345 and 403,237,209 issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at September 30, 2022 and December 31, 2021; 60,657,578 and 61,706,578 issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	17,999,192	3,317,255
Accumulated other comprehensive loss	(1,046,639)	(16,435)
Accumulated deficit	(454,889)	(27,965)
Total stockholders’ equity attributable to common stockholders	16,497,664	3,272,855
Noncontrolling interests	32,274	40,734
Total stockholders’ equity	16,529,938	3,313,589
Total liabilities and stockholders’ equity	$29,120,932	$15,026,360
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Transaction-based revenue	$1,517,890	$1,297,040	$4,226,566	$3,484,245
Subscription and services-based revenue	1,191,511	694,770	3,245,924	1,937,629
Hardware revenue	43,388	37,255	128,765	109,769
Bitcoin revenue	1,762,752	1,815,662	5,279,430	8,051,026
Total net revenue	4,515,541	3,844,727	12,880,685	13,582,669
Cost of revenue:
Transaction-based costs	901,990	751,794	2,493,988	1,958,423
Subscription and services-based costs	225,903	128,177	622,031	337,559
Hardware costs	76,002	51,150	223,160	153,035
Bitcoin costs	1,726,051	1,774,040	5,157,935	7,879,816
Amortization of acquired technology assets	18,506	6,351	51,874	16,056
Total cost of revenue	2,948,452	2,711,512	8,548,988	10,344,889
Gross profit	1,567,089	1,133,215	4,331,697	3,237,780
Operating expenses:
Product development	548,037	360,729	1,531,088	992,498
Sales and marketing	485,838	409,073	1,518,227	1,132,411
General and administrative	395,437	267,348	1,235,306	683,969
Transaction, loan, and consumer receivable losses	147,586	62,306	395,433	130,874
Bitcoin impairment losses	1,619	6,000	37,580	71,126
Amortization of customer and other acquired intangible assets	37,361	4,763	103,414	11,176
Total operating expenses	1,615,878	1,110,219	4,821,048	3,022,054
Operating income (loss)	(48,789)	22,996	(489,351)	215,726
Interest expense, net	6,042	13,409	34,756	20,126
Other expense (income), net	(18,798)	12,011	(71,036)	(36,249)
Income (loss) before income tax	(36,033)	(2,424)	(453,071)	231,849
Provision (benefit) for income taxes	(17,289)	452	(17,687)	(7,961)
Net income (loss)	(18,744)	(2,876)	(435,384)	239,810
Less: Net loss attributable to noncontrolling interests	(4,033)	(2,960)	(8,460)	(3,303)
Net income (loss) attributable to common stockholders	$(14,711)	$84	$(426,924)	$243,113

Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.00	$(0.75)	$0.53
Diluted	$(0.02)	$0.00	$(0.75)	$0.48
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	592,672	460,654	572,234	457,039
Diluted	592,672	504,120	572,234	520,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(18,744)	$(2,876)	$(435,384)	$239,810
Net foreign currency translation adjustments	(609,045)	(14,145)	(985,328)	(25,656)
Net unrealized loss on marketable debt securities	(7,678)	(1,104)	(44,876)	(5,083)
Total comprehensive income (loss)	$(635,467)	$(18,125)	$(1,465,588)	$209,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(435,384)	$239,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	249,616	95,707
Amortization of discounts and premiums and other non-cash adjustments	(371,298)	20,368
Non-cash lease expense	70,958	61,978
Share-based compensation	794,794	429,999
Gain on revaluation of equity investments	(43,914)	(41,007)
Transaction, loan, and consumer receivable losses	395,433	130,874
Bitcoin impairment losses	37,580	71,126
Change in deferred income taxes	(47,503)	(5,224)
Changes in operating assets and liabilities:
Settlements receivable	(793,460)	(337,893)
Purchases and originations of loans	(4,684,598)	(2,285,306)
Proceeds from payments and forgiveness of loans	4,643,899	1,952,142
Customers payable	599,886	235,624
Settlements payable	75,185	10,440
Other assets and liabilities	(360,660)	74,838
Net cash provided by operating activities	130,534	653,476
Cash flows from investing activities:
Purchase of marketable debt securities	(521,692)	(2,343,446)
Proceeds from maturities of marketable debt securities	769,276	609,377
Proceeds from sale of marketable debt securities	236,524	558,724
Purchase of marketable debt securities from customer funds	—	(488,851)
Proceeds from maturities of marketable debt securities from customer funds	73,000	456,481
Proceeds from sale of marketable debt securities from customer funds	316,576	10,000
Originations of consumer receivables	(12,286,091)	—
Principal repayments of consumer receivables	12,538,992	—
Purchase of property and equipment	(121,709)	(98,028)
Purchase of bitcoin investments	—	(170,000)
Purchase of other investments	(39,079)	(47,550)
Proceeds from sale of equity investments	—	420,644
Business combinations, net of cash acquired	539,453	(163,970)
Net cash provided by (used in) investing activities	1,505,250	(1,256,619)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2022
	2022	2021
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	—	1,971,828
Proceeds from PPP Liquidity Facility advances	—	681,542
Repayments of PPP Liquidity Facility advances	(466,417)	(419,978)
Payments to redeem convertible notes	(1,071,788)	—
Proceeds from warehouse facilities borrowings	711,455	—
Repayments of warehouse facilities borrowings	(310,729)	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	49,233	84,866
Payments for tax withholding related to vesting of restricted stock units	(4,734)	(312,406)
Other financing activities	—	(7,112)
Net increase in non-interest bearing deposits	58,909	—
Change in customer funds, restricted from use in the Company's operations	152,663	611,282
Net cash provided by (used in) financing activities	(881,408)	2,610,022
Effect of foreign exchange rate on cash and cash equivalents	(94,972)	(14,311)
Net increase in cash, cash equivalents, restricted cash, and customer funds	659,404	1,992,568
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	6,975,090	4,793,171
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$7,634,494	$6,785,739

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$4,331,787	$4,514,609
Short-term restricted cash	246,570	14,420
Long-term restricted cash	72,479	73,420
Customer funds cash and cash equivalents	2,983,658	2,183,290
Total	$7,634,494	$6,785,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2021	464,943,787	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	—	(204,199)	(3,164)	(207,363)
Shares issued in connection with employee stock plans	2,119,899	—	4,093	—	—	—	4,093
Change in other comprehensive income	—	—	—	234,792	—	—	234,792
Share-based compensation	—	—	279,354	—	—	—	279,354
Tax withholding related to vesting of restricted stock units	(16,003)	—	(2,456)	—	—	—	(2,456)
Issuance of common stock in connection with business combination	113,617,352	—	13,827,929	—	—	—	13,827,929
Issuance of common stock in conjunction with the conversion of convertible notes	19,865	—	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,188,754)	—	—	—	—	—	—
Balance at March 31, 2022	579,496,146	$—	$17,426,629	$218,357	$(232,164)	$37,570	$17,450,392
Net loss	—	—	—	—	(208,014)	(1,263)	(209,277)
Shares issued in connection with employee stock plans	2,866,242	—	39,024	—	—	—	39,024
Change in other comprehensive loss	—	—	—	(648,273)	—	—	(648,273)
Share-based compensation	—	—	261,342	—	—	—	261,342
Tax withholding related to vesting of restricted stock units	(14,101)	—	(1,797)	—	—	—	(1,797)
Issuance of common stock in conjunction with the conversion of convertible notes	182	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of common stock warrants	3,021,235	—	—	—	—	—	—
Balance at June 30, 2022	585,369,704	$—	$17,725,198	$(429,916)	$(440,178)	$36,307	$16,891,411
Net loss	—	—	—	—	(14,711)	(4,033)	(18,744)
Shares issued in connection with employee stock plans	3,315,379		6,116	—	—	—	6,116
Change in other comprehensive loss	—		—	(616,723)	—	—	(616,723)
Share-based compensation	—		268,359	—	—	—	268,359
Tax withholding related to vesting of restricted stock units	(7,525)		(481)	—	—	—	(481)
Issuance of common stock in connection with the exercise of common stock warrants	7,859,365	—	—	—	—	—	—
Balance at September 30, 2022	596,536,923	—	$17,999,192	$(1,046,639)	$(454,889)	$32,274	$16,529,938

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income	deficit	interests	equity
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(502,708)	—	102,974	—	(399,734)
Net income	—	—	—	—	39,008	—	39,008
Shares issued in connection with employee stock plans	4,311,094	—	32,891	—	—	—	32,891
Change in other comprehensive loss	—	—	—	(13,129)	—	—	(13,129)
Share-based compensation	—	—	121,965	—	—	—	121,965
Tax withholding related to vesting of restricted stock units	(669,076)	—	(152,013)	—	—	—	(152,013)
Issuance of common stock in conjunction with the conversion of convertible notes	166,967	—	3,816	—	—	—	3,816
Exercise of bond hedges in conjunction with the conversion of convertible notes	(5,325,320)	—	—	—	—		—
Balance at March 31, 2021	454,668,441	$—	$2,459,415	$10,199	$(155,241)	$—	$2,314,373
Net income	—	—	—	—	204,021	(343)	203,678
Shares issued in connection with employee stock plans	2,410,350	—	39,526	—	—	—	39,526
Change in other comprehensive loss	—	—	—	(2,361)	—	—	(2,361)
Share-based compensation	—	—	150,367	—	—	—	150,367
Tax withholding related to vesting of restricted stock units	(602,961)	—	(140,212)	—	—	—	(140,212)
Issuance of common stock in conjunction with the conversion of convertible notes	1,456,748		113,067	—	—		113,067
Exercise of bond hedges in conjunction with the conversion of convertible notes	(150,299)	—	—	—	—	—	—
Issuance of common stock in connection with business combination	41,138	—	10,071	—	—		10,071
Noncontrolling interests in connection with business combination	—	—	—	—	—	48,192	48,192
Balance at June 30, 2021	457,823,417	$—	$2,632,234	$7,838	$48,780	$47,849	$2,736,701
Net income	—	—	—	—	84	(2,960)	(2,876)
Shares issued in connection with employee stock plans	3,065,151	—	12,711	—	—	—	12,711
Change in other comprehensive loss	—	—	—	(15,249)	—	—	(15,249)
Share-based compensation	—	—	168,585	—	—	—	168,585
Tax withholding related to vesting of restricted stock units	(82,374)	—	(20,181)	—	—	—	(20,181)
Issuance of common stock in conjunction with the conversion of convertible notes	1,371,519	—	106,359	—	—	—	106,359

Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,275,365)	—	—	—	—	—	—
Issuance of common stock in connection with business combination	77,305	—	18,664	—	—	—	18,664
Balance at September 30, 2021	460,979,653	$—	$2,918,372	$(7,411)	$48,864	$44,889	$3,004,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, provide reporting and analytics, and facilitating next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services to help individuals manage their money by providing financial tools that allow individuals to store, send, receive, spend, and invest their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

On January 31, 2022, the Company completed the acquisition of Afterpay Limited (“Afterpay”), to strengthen its position to better deliver compelling financial products and services that expand access to more consumers and drive incremental revenue for merchants of all sizes. See Note 9, Acquisitions for further details.

Block was founded in 2009 and has offices globally. The Company does not designate a headquarters location as it adopted a distributed work model in 2021.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income, and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period.

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

Reclassification to Statement of Operations

Beginning in the second quarter of 2022, the Company reclassified its consolidated statements of operations to present the amortization of acquired technology assets and amortization of customer and other acquired intangible assets as separate line items. Previously, these expenses were classified within transaction-based costs and subscription and services-based costs in cost of revenue; and product development and general and administrative operating expenses, respectively. The condensed consolidated statements of operations for the three and nine months ended September 30, 2021 have been revised to reflect these reclassifications to the presentation. There were no changes to gross profit, total operating expenses, operating income (loss), income (loss) before income tax, or net income (loss) for the three or nine months ended September 30, 2021 as a result of these reclassifications.

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

The condensed consolidated statement of cash flows for the nine months ended September 30, 2021 has been revised to reflect these adjustments to the presentation. These changes have been concluded to be immaterial to the condensed consolidated financial statements and have no impact on previously reported condensed consolidated statements of operations and balance sheets. The adjusted presentation shows all changes associated with customer funds on the condensed consolidated statements of cash flows instead of in the notes to the condensed consolidated financial statements.

The following table presents the effects of the changes on the presentation of these cash flows to the previously reported condensed consolidated statement of cash flows (in thousands):

	Nine Months Ended September 30, 2021
	As Previously Reported (i)	Adjustments	As Adjusted
Net cash provided by (used in):
Operating activities (ii)	$672,776	$(19,300)	$653,476
Investing activities	(1,256,619)	—	(1,256,619)
Financing activities (iii)	1,998,740	611,282	2,610,022
Effect of foreign exchange rate on cash and cash equivalents	(14,311)	—	(14,311)
Net increase in cash, cash equivalents, restricted cash, and customer funds	1,400,586	591,982	1,992,568
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	3,201,863	1,591,308	4,793,171
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$4,602,449	$2,183,290	$6,785,739
_______________
(i) As reported in the Company's 2021 Form 10-Q filed with the SEC on November 4, 2021.
(ii) Financial statement lines impacted in operating activities were customer funds and customers payable.
(iii) Financial statement line impacted in financing activities was the addition of a new line called change in customer funds, restricted from use in the Company's operations.

Concentration of Credit Risk

For the three and nine months ended September 30, 2022 and September 30, 2021, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 52% and 30% of settlements receivable as of both September 30, 2022 and December 31, 2021. All other third-party payment processors were insignificant.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $91.6 million and $405.6 million for the three and nine months ended September 30, 2022, respectively, compared to $123.1 million and $296.4 million for the three and nine months ended September 30, 2021, respectively.

In addition, services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction are recorded as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. The Company recorded $212.3 million and $620.3 million for the three and nine months ended September 30, 2022, respectively, compared to $183.2 million and $555.9 million for the three and nine months ended September 30, 2021, respectively, for such expenses.

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

Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as a component of other expense (income), net on the condensed consolidated statements of operations.

Afterpay Revenue

Through Afterpay's buy now pay later ("BNPL") platform, the Company enables consumers to pay for purchases by splitting their purchase price into three to four installments over six to eight weeks. The Company generally pays the seller the full order value upfront, less a merchant fee, which consists of fixed and variable rates as contracted with the sellers. The Company also incurs other costs such as fees paid to third-party partners and processing fees to complete the consumer purchase transaction. The Company generally assumes non-repayment risk from the consumers. The Company initially recognizes a consumer receivable equal to net amounts paid to the seller plus any costs incurred to originate the consumer receivable. The Company recognizes the merchant fee less costs incurred to originate the consumer receivables as revenue using the effective interest method and is included within subscription and services-based revenue on the condensed consolidated statement of operations. The effective interest rate is determined based on estimated future cash receipts over the expected life of the consumer receivable, having consideration for the historical repayment pattern of the consumer receivables on a portfolio basis. The Company does not charge interest or fees to the consumers, other than late fees which are used by the Company as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. Late fees are recognized and included within subscription and services-based revenue on the condensed consolidated statement of operations when chargeable to consumers and collectibility is reasonably assured based on, among other factors, consumer behavior and historical recovery experience. Late fees recorded from acquisition to September 30, 2022 were immaterial.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method ("ASU 2022-01") related to the portfolio layer method of hedge accounting. The amendments allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method. ASU 2022-01 also allows for multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) related to troubled debt restructuring and vintage disclosures for financing receivables. The amendments eliminate recognition and measurement guidance for troubled debt restructurings for creditors and requires entities to evaluate if the modification represents a new loan or a continuation of the existing loan. ASU 2022-02 also enhances disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty and requires disclosure of current period write-offs by year of origination for financing receivables. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption permitted. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03") related to equity securities. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. An entity is prohibited from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 also requires specific disclosures related to equity securities that are subject to contractual restrictions, including the fair value of such equity securities, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company's financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires buyers that use supplier finance programs in connection with the purchase of goods and services to make certain annual disclosures regarding the programs’ key terms and information about the obligations at the end of a reporting period, including a rollforward of those obligations. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments do not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in ASU 2022-04 are effective retrospectively for fiscal years beginning after December 15, 2022, including interim periods in those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue from contracts with customers:
Transaction-based revenue	$1,517,890	$1,297,040	$4,226,566	$3,484,245
Subscription and services-based revenue	902,708	636,841	2,427,193	1,793,308
Hardware revenue	43,388	37,255	128,765	109,769
Bitcoin revenue	1,762,752	1,815,662	5,279,430	8,051,026
Revenue from other sources:
Subscription and services-based revenue (i)	288,803	57,929	818,731	144,321
Total net revenue	$4,515,541	$3,844,727	$12,880,685	$13,582,669

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans and, for 2022 amounts, also includes revenue generated from consumer receivables originated through the BNPL platform, following the acquisition of Afterpay.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$78,790	$5	$(2,175)	$76,620
Corporate bonds	365,001	13	(8,113)	356,901
Commercial paper	39,373	—	—	39,373
Municipal securities	8,238	—	(175)	8,063
Certificates of deposit	7,795	—	—	7,795
U.S. government securities	558,474	16	(8,557)	549,933
Foreign government securities	14,492	—	(204)	14,288
Total	$1,072,163	$34	$(19,224)	$1,052,973

Long-term debt securities:
U.S. agency securities	$72,106	$—	$(4,328)	$67,778
Corporate bonds	320,808	—	(13,226)	307,582
Municipal securities	12,772	—	(719)	12,053
U.S. government securities	429,208	68	(17,630)	411,646
Foreign government securities	4,014	—	(193)	3,821
Total	$838,908	$68	$(36,096)	$802,880

The Company's short-term and long-term investments as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$73,986	$150	$(8)	$74,128
Corporate bonds	293,460	128	(269)	293,319
Commercial paper	36,088	—	—	36,088
Municipal securities	5,543	5	—	5,548
Certificates of deposit	9,200	—	—	9,200
U.S. government securities	430,992	106	(255)	430,843
Foreign government securities	20,256	19	(118)	20,157
Total	$869,525	$408	$(650)	$869,283

Long-term debt securities:
U.S. agency securities	$154,454	$26	$(1,160)	$153,320
Corporate bonds	667,699	80	(4,572)	663,207
Municipal securities	22,541	2	(126)	22,417
U.S. government securities	678,553	3	(4,080)	674,476
Foreign government securities	13,084	—	(74)	13,010
Total	$1,536,331	$111	$(10,012)	$1,526,430

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	September 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$41,455	$(1,197)	$33,935	$(978)	$75,390	$(2,175)
Corporate bonds	174,089	(3,617)	175,397	(4,496)	349,486	(8,113)
Municipal securities	5,043	(146)	3,020	(29)	8,063	(175)
U.S. government securities	362,415	(5,218)	167,695	(3,339)	530,110	(8,557)
Foreign government securities	7,924	(27)	6,364	(177)	14,288	(204)
Total	$590,926	$(10,205)	$386,411	$(9,019)	$977,337	$(19,224)

Long-term debt securities:
U.S. agency securities	$6,077	$(361)	$61,700	$(3,967)	$67,777	$(4,328)
Corporate bonds	136,848	(4,155)	170,735	(9,071)	307,583	(13,226)
Municipal securities	10,853	(719)	—	—	10,853	(719)
U.S. government securities	242,369	(11,430)	94,409	(6,200)	336,778	(17,630)
Foreign government securities	861	(40)	2,960	(153)	3,821	(193)
Total	$397,008	$(16,705)	$329,804	$(19,391)	$726,812	$(36,096)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$26,749	$(8)	$—	$—	$26,749	$(8)
Corporate bonds	241,792	(269)	311	—	242,103	(269)
U.S. government securities	347,380	(255)	—	—	347,380	(255)
Foreign government securities	12,734	(118)	—	—	12,734	(118)
Total	$628,655	$(650)	$311	$—	$628,966	$(650)

Long-term debt securities:
U.S. agency securities	$151,472	$(1,160)	$—	$—	$151,472	$(1,160)
Corporate bonds	627,467	(4,572)	—	—	627,467	(4,572)
Municipal securities	18,616	(126)	—	—	18,616	(126)
U.S. government securities	639,473	(4,080)	—	—	639,473	(4,080)
Foreign government securities	13,010	(74)	—	—	13,010	(74)
Total	$1,450,038	$(10,012)	$—	$—	$1,450,038	$(10,012)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,072,163	$1,052,973
Due in one to five years	838,908	802,880
Total	$1,911,071	$1,855,853

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2022	December 31, 2021
Cash	$2,292,814	$242,243
Cash equivalents:
Money market funds	439,093	2,126,579
Reverse repurchase agreement (i)	251,751	72,119
Short-term debt securities:
U.S. agency securities	—	29,994
U.S. government securities	—	360,060
Total customer funds	$2,983,658	$2,830,995

(i) The Company has accounted for the reverse repurchase agreement with a third-party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classified the amounts due from the counterparty as cash equivalents due to the short-term nature.

The Company's investments within customer funds as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$30,002	$—	$(8)	$29,994
U.S. government securities	360,251	—	(191)	360,060
Total	$390,253	$—	$(199)	$390,054

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

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

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of September 30, 2022 or December 31, 2021.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,218,293	$—	$—	$2,344,768	$—	$—
U.S. government securities	92,409	—	—	—	—	—
U.S. agency securities	—	—	—	—	22,999	—
Certificates of deposit	—	—	—	—	4,983	—
Commercial paper	—	139,420	—	—	—	—
Corporate bonds	—	2,468	—	—	790	—
Municipal securities	—	3,500	—	—	—	—
Customer funds:
Money market funds	439,093	—	—	2,126,579	—	—
Reverse repurchase agreement	251,751	—	—	72,119	—	—
U.S. government securities	—	—	—	360,060	—	—
U.S. agency securities	—	—	—	—	29,994	—
Short-term debt securities:
U.S. government securities	549,933	—	—	430,843		—
Corporate bonds	—	356,901	—	—	293,319	—
U.S. agency securities	—	76,620	—	—	74,128	—
Certificates of deposit	—	7,795	—	—	9,200	—
Commercial paper	—	39,373	—	—	36,088	—
Municipal securities	—	8,063	—	—	5,548	—
Foreign government securities	—	14,288	—	—	20,157	—
Long-term debt securities:
U.S. government securities	411,646	—	—	674,476	—	—
Corporate bonds	—	307,582	—	—	663,207	—
U.S. agency securities	—	67,778	—	—	153,320	—
Municipal securities	—	12,053	—	—	22,417	—
Foreign government securities	—	3,821	—	—	13,010	—
Other:
Investment in marketable equity security	12,760	—	—	—	—	—
Safeguarding asset related to bitcoin held for other parties	—	527,669	—	—	1,100,596	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(527,669)	—	—	(1,100,596)	—
Total assets (liabilities) measured at fair value	$2,975,885	$1,039,662	$—	$6,008,845	$1,349,160	$—

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

The Company estimates the fair value of its convertible notes and senior notes based on their last actively traded prices or significant other market observable inputs (Level 2). The estimated fair value and carrying value of the convertible notes and senior notes were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$987,818	$759,542	$986,774	$1,018,113
2026 Senior Notes	989,710	853,318	987,626	994,579
2027 Convertible Notes	568,200	411,735	567,208	614,286
2026 Convertible Notes	568,888	447,220	567,621	595,548
2025 Convertible Notes	992,629	910,558	990,361	1,477,302
2023 Convertible Notes	460,170	477,541	459,618	958,927
2022 Convertible Notes	—	—	455	3,192
Total	$4,567,415	$3,859,914	$4,559,663	$5,661,947

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$462,980	$494,934	$517,940	$574,982
Loans held for investment	130,509	137,085	91,447	95,746
Total	$593,489	$632,019	$609,387	$670,728

As of September 30, 2022 and December 31, 2021, $32.4 million and $364.8 million of the carrying value of loans held for sale was attributable to loans under the PPP, respectively. The PPP was intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of September 30, 2022 were immaterial.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2022 and 2021, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

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

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" rated or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables generally comprise of consumer receivables that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2022, the amortized cost of Pass rated consumer receivables was $1.3 billion and the amount of Classified consumer receivables was less than $0.1 billion.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

September 30, 2022
Non-delinquent loans	$1,152,509
1 - 60 days past due	159,759
61 - 90 days past due	21,385
90+ days past due	60,445
Total amortized cost	$1,394,098

The amount listed as 1 - 60 days past due in the above table includes $103.3 million of cash in transit, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements. This cash in transit as of September 30, 2022 represents 7.4% of the total amortized cost of consumer receivables.

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

Consumer receivables are charged off when they are over 180 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three and nine months ended September 30, 2022 were immaterial.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

	Three Months Ended September 30, 2022	From Acquisition on January 31, 2022 to September 30, 2022
Allowance for credit losses, beginning of the period (i)	$121,579	$115,552
Provision for credit losses	53,021	146,014
Charge-offs and other adjustments	(28,516)	(116,624)
Foreign exchange effect	(4,113)	(2,971)
Allowance for credit losses, end of the period	$141,971	$141,971

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

NOTE 7 - LOANS HELD FOR INVESTMENT

In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of September 30, 2022, the Company held $130.5 million as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheet. Refer to Note 12, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans, and charge-offs. The allowance for loan losses, and amount of charge-offs and recoveries recorded as of September 30, 2022 were all immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are charged off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of September 30, 2022, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" rated or "Classified." Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2022, the amortized cost of Pass rated loans was $137.0 million and the amount of Classified loans was immaterial.

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The following table details property and equipment, less accumulated depreciation and amortization (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$227,158	$208,228
Computer equipment	210,524	174,004
Capitalized software	182,835	116,827
Office furniture and equipment	45,350	42,393
Total	665,867	541,452
Less: Accumulated depreciation and amortization	(349,489)	(259,312)
Property and equipment, net	$316,378	$282,140

Depreciation and amortization expense on property and equipment was $32.9 million and $94.3 million for the three and nine months ended September 30, 2022, respectively, and $27.0 million and $68.4 million for the three and nine months ended September 30, 2021, respectively.

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

In the first quarter of 2022, the Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. Subsequently, the Company recognized measurement period adjustments to the assets and liabilities assumed resulting from tax provision adjustments related to Afterpay’s fiscal year ended June 30, 2021 corporate income tax return filings, which impacted the historical tax attributes of certain Afterpay entities. The Company also adjusted the value of the deferred consideration liability assumed through the acquisition. The net effect of these adjustments on the preliminary purchase price allocation resulted in a decrease in deferred tax liabilities assumed of $23.6 million, an increase in current liabilities assumed of $10.3 million, and a net decrease in goodwill of $13.3 million. There was no impact to the condensed consolidated statements of operations as a result of these adjustments. The Company is still in the process of completing the determination of the fair value of certain assumed contingent consideration from Afterpay, the allocation of goodwill and certain intangible assets acquired to various operating units, and the evaluation of contingencies and tax effects related to the acquisition. Accordingly, the preliminary values reflected in the table below are subject to change. Refer to Note 12, Other Consolidated Balance Sheet Components (Current) for further details on the deferred consideration assumed from Afterpay.

The table below summarizes the consideration paid for Afterpay and the assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Stock (113,617,352 shares of Class A common stock, excluding value accounted as post-combination expense of $66,337)	$13,827,929
Cash paid to settle tax withholding in connection with replacement awards	8,693
Total	$13,836,622
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash, cash equivalents, and restricted cash acquired)	$653,709
Consumer receivables	1,245,508
Intangible customer assets	1,378,000
Intangible technology assets	239,000
Intangible trade name	408,000
Other non-current assets	74,232
Long-term debt - current (i)	(1,058,065)
Current liabilities	(404,770)
Warehouse funding facilities (ii)	(107,996)
Deferred tax liabilities	(211,377)
Other non-current liabilities	(55,374)
Total identifiable net assets acquired	2,160,867
Goodwill	11,675,755
Total	$13,836,622

(i) Long-term debt - current is comprised of the aforementioned Afterpay convertible notes, which were redeemed in cash at face value on March 4, 2022.

(ii) Refer to Note 15, Indebtedness for further details.

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating Afterpay's BNPL platform, its business, and operations into the Company's Cash App and Square ecosystems and the value of the assembled workforce. The goodwill has no amortizable basis for income tax purposes. The acquisition resulted in the recognition of $131.0 million of deferred tax assets in Australia; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient positive evidence of such income as of September 30, 2022. Accordingly, a valuation allowance of $131.0 million was recorded against the acquired Australian deferred tax assets. Additionally, the other non-current liabilities include an estimate of $34.0 million in unrecognized tax benefits as of the date of acquisition.

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

The unaudited pro forma financial results are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$4,515,541	$4,044,781	$12,945,438	$14,174,515
Net loss	$(15,774)	$(31,225)	$(333,947)	$(112,046)

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

Pro forma net loss for the nine months ended September 30, 2022 excludes $42.4 million of transaction costs directly attributable to the acquisition, as well as $66.3 million of incremental stock-based compensation expense incurred by Block, that were included in the determination of the net loss during the nine months ended September 30, 2022. Pro forma net loss for the nine months ended September 30, 2021 includes $117.3 million of transaction costs directly attributable to the acquisition incurred by both Afterpay and Block, and $66.3 million of incremental stock-based compensation expense. Pro forma net loss for the three months ended September 30, 2022 had no adjustments. Pro forma net loss for the three months ended September 30, 2021 excludes $26.9 million of transaction costs directly attributable to the acquisition incurred by both Afterpay and Block.

Other Acquisitions

There were no acquisitions in the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company completed certain acquisitions for a total consideration of $46.0 million, which resulted in the recognition of additional intangible assets and goodwill. These acquisitions were not material and therefore pro forma financial information has not been presented. None of the goodwill generated from the acquisitions or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in carrying value of goodwill in the period was as follows (in thousands):

Carrying value of goodwill, beginning of the year	$519,276
Acquisitions	11,718,209
Foreign currency translation adjustments	(679,501)
Carrying value of goodwill, end of the period	$11,557,984

The Company performs an annual goodwill impairment test on December 31 of each year and more frequently if events and circumstances indicate that the asset might be impaired.

As defined further in Note 21, Segment and Geographical Information, the Company has two reportable segments, Square and Cash App. Goodwill arising from the acquisition of Afterpay has been equally allocated to Square and Cash App as management has concluded that the BNPL platform will contribute equally to each of these segments.

The change in carrying value of goodwill allocated to the reportable segments in the period was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Carrying value of goodwill, beginning of the year	$128,334	$193,057	$197,885	$519,276
Acquisitions	5,860,305	5,857,904	—	11,718,209
Foreign currency translation adjustments	(340,431)	(339,070)	—	(679,501)
Carrying value of goodwill, end of the period	$5,648,208	$5,711,891	$197,885	$11,557,984

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

The following tables present the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at September 30, 2022
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$395,057	$(116,148)	$278,909
Customer assets	15 years	1,434,803	(84,786)	1,350,017
Trade name	9 years	440,509	(47,151)	393,358
Other	9 years	13,701	(5,109)	8,592
Total		$2,284,070	$(253,194)	$2,030,876

	Balance at December 31, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$164,977	$(65,619)	$99,358
Customer assets	15 years	128,316	(19,244)	109,072
Trade name	9 years	53,051	(14,169)	38,882
Other	9 years	13,743	(4,006)	9,737
Total		$360,087	$(103,038)	$257,049

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Acquired intangible assets, net, beginning of the period	$2,148,078	$262,196	$257,049	$137,612
Acquisitions	—	18,100	2,028,490	159,100
Amortization expense	(55,867)	(11,140)	(155,288)	(27,258)
Foreign currency translation adjustments	(61,335)	(464)	(99,375)	(762)
Acquired intangible assets, net, end of the period	$2,030,876	$268,692	$2,030,876	$268,692

The estimated future amortization expense of intangible assets in future periods as of September 30, 2022 was as follows (in thousands):

Remainder of 2022	$54,684
2023	218,629
2024	215,168
2025	208,340
2026	194,274
Thereafter	1,139,781
Total	$2,030,876

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)
Other Current Assets
The following table presents the detail of other current assets (in thousands):

	September 30, 2022	December 31, 2021
Inventory, net	$102,962	$77,058
Restricted cash	246,570	18,778
Processing costs receivable	285,006	228,914
Prepaid expenses	118,756	63,341
Accounts receivable, net	128,386	89,702
Loans held for investment, net of allowance for loan losses (i)	130,509	91,447
Other	163,684	118,189
Total	$1,175,873	$687,429
(i) Refer to Note 7, Loans Held for Investment for further details.

Accrued Expenses and Other Current Liabilities
The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	September 30, 2022	December 31, 2021
Accrued expenses	$372,038	$254,900
Accounts payable	116,119	82,173
Customer deposits	118,754	59,844
Pagantis deferred consideration (i)	49,836	—
Accrued transaction losses (ii)	61,012	55,167
Accrued royalties	51,441	53,616
Deferred revenue, current	47,197	48,462
Other	152,098	84,692
Total	$968,495	$638,854

(i) On March 9, 2021, prior to acquisition by the Company, Afterpay completed the acquisition of Pagantis SAU and PMT Technology SLA (collectively, "Pagantis"). Pursuant to the acquisition agreement, Afterpay issued a convertible note to the sellers for deferred and contingent consideration. Under the terms of the note, upon a change in control of Afterpay, Afterpay had the option to redeem the convertible note for cash consideration, which Afterpay exercised. The settlement amount consists of two components: a fixed amount based on the principal amount of the note adjusted for the impact of the acquisition of Afterpay, and an additional amount that is contingent on the underlying equity value of Pagantis exceeding certain agreed upon thresholds. Under the terms of the note, absent a bilateral agreement on value between the Company and the note holder, the Company and note holder were each required to use an independent valuation expert to establish the underlying value of the Pagantis business as of the time of the change in control of Afterpay. Because the difference between the two valuations was more than a specified threshold, a third valuation expert has been jointly selected by the first two experts, with support from the Company and the note holder. The third expert is required to determine a value that falls within the range of the values established by the first two experts. The third expert is expected to deliver their valuation in the fourth quarter of 2022. Absent any manifest error, the third expert's valuation will be final, and settlement of the note will occur on that basis, having regard to the formula for calculation of the settlement value as per the note terms. As of September 30, 2022, the Company determined that based on the estimated underlying value of Pagantis, the contingent consideration had no value and accordingly, has accrued the fixed amount payable, adjusted for the period-end foreign exchange spot rate. The ultimate settlement value may differ materially from the accrued amounts.

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accrued transaction losses, beginning of the period	$61,835	$48,480	$55,167	$70,557
Provision for transaction losses	19,724	17,364	68,743	38,406
Charge-offs to accrued transaction losses	(20,547)	(18,107)	(62,898)	(61,226)
Accrued transaction losses, end of the period	$61,012	$47,737	$61,012	$47,737

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. The Company recorded $100.9 million and $312.6 million for the three and nine months ended September 30, 2022, respectively, compared to $89.8 million and $252.2 million for the three and nine months ended September 30, 2021, respectively, for such losses.

NOTE 13 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2022	December 31, 2021
Investment in non-marketable equity securities (i)	$162,607	$81,919
Investment in bitcoin, net (ii)	111,294	149,000
Restricted cash	72,479	71,702
Other	92,154	67,914
Total	$438,534	$370,535

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations. During the nine months ended September 30, 2022, the Company recorded an unrealized gain of $59.8 million, arising from the revaluation of a non-marketable investment, resulting in a cumulative unrealized gain of $78.8 million as of September 30, 2022. Unrealized losses were immaterial as of September 30, 2022.

(ii) The Company invested an aggregate $220.0 million in bitcoin in 2020 and 2021, with no additional investments made during the nine months ended September 30, 2022. Investment in bitcoin is accounted for as an indefinite-lived intangible asset, and does not include any bitcoin held for other parties, which is further described in Note 14, Bitcoin Held for Other Parties. Investment in bitcoin is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. The Company recorded an impairment charge on its investment in bitcoin of $1.6 million and $37.6 million in the three and nine months ended September 30, 2022, respectively, due to the observed market price of bitcoin decreasing below the carrying value during the periods. As of September 30, 2022, the cumulative impairment charges to date were $108.7 million and the fair value of the investment in bitcoin was $156.0 million based on observable market prices, which was $44.7 million in excess of the Company's carrying value of $111.3 million after impairment charges.

NOTE 14 - BITCOIN HELD FOR OTHER PARTIES

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of September 30, 2022, an immaterial amount of the bitcoin was held by third-party custodians on the Company's behalf.

Upon the adoption of SAB 121, the Company recorded a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date. The Company was not aware of any actual or possible safeguarding loss events as of September 30, 2022 or December 31, 2021, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value. The balance sheet as of December 31, 2021 has been revised to reflect the adoption of SAB 121. The adoption of SAB 121 had no impact on previously reported consolidated statements of operations, statements of cash flows, or statements of stockholders' equity.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	September 30, 2022	December 31, 2021
Approximate number of bitcoin held for customers	25,976	23,360
Approximate number of bitcoin held for trading partners	1,188	458
Total approximate number of bitcoin held for other parties	27,164	23,818

Safeguarding obligation liability related to bitcoin held for customers	$504,588	$1,079,412
Safeguarding obligation liability related to bitcoin held for trading partners	23,081	21,184
Safeguarding obligation liability related to bitcoin held for other parties	$527,669	$1,100,596
Safeguarding asset related to bitcoin held for other parties	$527,669	$1,100,596

NOTE 15 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans). The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.15% per annum on the undrawn portion available under the 2020 Credit Facility. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of September 30, 2022, $600.0 million remained available for draw. The Company incurred immaterial unused commitment fees during the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

These Warehouse Facilities have maturity dates ranging from December 2023 to December 2024. As of September 30, 2022, the aggregate commitment amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $0.5 billion was drawn and $1.2 billion remained available. All facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of September 30, 2022. None of the Warehouse Facilities contain corporate financial covenants.

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

The table below summarizes the amounts drawn on these facilities by year of maturity (in thousands):

September 30, 2022
2023	$120,000
2024	359,422
Total funding debt, net of deferred debt issuance costs	$479,422

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

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of September 30, 2022, $31.1 million of PPPLF advances were outstanding. These advances are generally collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

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

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bear a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the nine months ended September 30, 2022. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of September 30, 2022, no principal had converted on either the 2026 Convertible Notes or 2027 Convertible Notes.

As of September 30, 2022, the if-converted value of the 2026 Convertible Notes and 2027 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Convertible Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2025 Convertible Notes for redemption, such 2025 Convertible Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Convertible Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Convertible Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Convertible Notes were met in the first quarter of 2021 and continued to be met through March 31, 2022. The circumstances were not met in the second and third quarters of 2022. As of September 30, 2022, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock.

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

As of September 30, 2022, the if-converted value of the 2025 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Convertible Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through the first half of 2022. The circumstances were not met in the third quarter of 2022. As of September 30, 2022, certain holders of the 2023 Convertible Notes had converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes. The Company has settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock.

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

As of September 30, 2022, the if-converted value of the 2023 Convertible Notes did not exceed the outstanding principal amount.

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

The net carrying amount of the Notes as of September 30, 2022 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(12,182)	$987,818
2026 Senior Notes	1,000,000	(10,290)	989,710
2027 Convertible Notes	575,000	(6,800)	568,200
2026 Convertible Notes	575,000	(6,112)	568,888
2025 Convertible Notes	1,000,000	(7,371)	992,629
2023 Convertible Notes (i)	460,630	(460)	460,170
Total	$4,610,630	$(43,215)	$4,567,415

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The net carrying amount of the Notes as of December 31, 2021 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(13,226)	$986,774
2026 Senior Notes	1,000,000	(12,374)	987,626
2027 Convertible Notes	575,000	(7,792)	567,208
2026 Convertible Notes	575,000	(7,379)	567,621
2025 Convertible Notes	1,000,000	(9,639)	990,361
2023 Convertible Notes	460,630	(1,012)	459,618
2022 Convertible Notes (i)	455	—	455
Total	$4,611,085	$(51,422)	$4,559,663

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	16,846	$17,047	50,012	$27,272
Amortization of debt issuance costs (i)	2,766	2,868	8,208	7,005
Total	$19,612	$19,915	$58,220	$34,277

(i) Upon adoption of ASU 2020-06, the debt discount associated with the equity component on convertible debt outstanding was reversed which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2027 Convertible Notes, the Company entered into convertible note hedge transactions ("2027 Convertible Note Hedges") with certain financial institution counterparties ("2027 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 1.9 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2027 convertible note hedge transactions was $104.3 million. In addition, the Company sold warrants ("2027 Warrants") to the 2027 Note Hedge Counterparties whereby the 2027 Note Hedge Counterparties have the option to purchase a total of 1.9 million shares of the Company’s Class A common stock at a price of approximately $414.18 per share for the 2027 Warrants. The Company received $68.0 million in cash proceeds from the sale of the 2027 Warrants. Taken together, the purchase of the 2027 Convertible Note Hedges and sale of the 2027 Warrants are intended to reduce dilution from the conversion of the 2027 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2027 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $414.18 per share for the 2027 Warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2027 Convertible Note Hedges and 2027 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2027 Convertible Note Hedges and 2027 warrant transactions were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2026 Convertible Notes, the Company entered into convertible note hedge transactions ("2026 Convertible Note Hedges") with certain financial institution counterparties ("2026 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 1.9 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2026 Convertible Note Hedges was $84.6 million. In addition, the Company sold warrants ("2026 Warrants") to the 2026 Note Hedge Counterparties whereby the 2026 Note Hedge Counterparties have the option to purchase a total of 1.9 million shares of the Company’s Class A common stock at a price of approximately $368.16 per share for the 2026 Warrants. The Company received $64.6 million in cash proceeds from the sale of the 2026 Warrants. Taken together, the purchase of the 2026 Convertible Note Hedges and sale of the 2026 Warrants are intended to reduce dilution from the conversion of the 2026 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2026 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $368.16 per share for the 2026 Warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2026 Convertible Note Hedges and 2026 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2026 Convertible Note Hedges and 2026 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2025 Convertible Notes, the Company entered into convertible note hedge transactions ("2025 Convertible Note Hedges") with certain financial institution counterparties ("2025 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 8.3 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 Convertible Note Hedges was $149.2 million. In addition, the Company sold warrants ("2025 Warrants") to the 2025 Note Hedge Counterparties whereby the 2025 Note Hedge Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 Warrants. Taken together, the purchase of the 2025 Convertible Note Hedges and sale of the 2025 Warrants are intended to reduce dilution from the conversion of the 2025 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 Convertible Note Hedges and 2025 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2025 Convertible Note Hedges and 2025 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets.

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges") with certain financial institution counterparties ("2023 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 Convertible Note Hedges was $172.6 million. In addition, the Company sold warrants ("2023 Warrants") to the 2023 Note Hedge Counterparties whereby the 2023 Note Hedge Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 Warrants. Taken together, the purchase of the 2023 Convertible Note Hedges and sale of the 2023 Warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 Convertible Note Hedges and 2023 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2023 Convertible Note Hedges and 2023 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The Company has received 3.0 million shares of the Company's Class A common stock from the 2023 Note Hedge Counterparties, of which 1.0 million shares were received in the nine months ended September 30, 2022.

In connection with the offering of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions ("2022 Convertible Note Hedges") with certain financial institution counterparties ("2022 Note Hedge Counterparties") whereby the Company had the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants ("2022 Warrants") to the 2022 Note Hedge Counterparties whereby the 2022 Note Hedge Counterparties had the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 Warrants. Taken together, the purchase of the 2022 Convertible Note Hedges and sale of the 2022 Warrants were intended to reduce dilution from the conversion of the 2022 Convertible Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of the converted 2022 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments were considered indexed to the Company's own stock and were considered equity classified, the 2022 Convertible Note Hedges and 2022 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives, and were not remeasured each reporting period. The net costs incurred in connection with the 2022 Convertible Note Hedges and 2022 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company exercised all of the 2022 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Convertible Notes discussed above. The 2022 Convertible Note Hedges were net share settled, and as of the 2022 Convertible Notes maturity date on March 1, 2022, the Company had received 15.0 million shares of the Company's Class A common stock from the 2022 Note Hedge Counterparties, of which 0.2 million shares were received in 2022.

NOTE 16 - INCOME TAXES
The Company recorded an income tax benefit of $17.3 million and $17.7 million for the three and nine months ended September 30, 2022, respectively, compared to an income tax expense of $0.5 million and an income tax benefit of $8.0 million for the three and nine months ended September 30, 2021, respectively. The difference between income before income tax at the U.S. federal statutory rate and the income tax benefit recorded for the three and nine months ended September 30, 2022 is primarily due to a change in the valuation allowance in the U.S. and certain foreign jurisdictions.

The difference between the income tax benefit for the three and nine months ended September 30, 2022 and the income tax expense for the three months ended September 30, 2021 and the income tax benefit for the nine months ended September 30, 2021 primarily relates to a current year loss of an entity with sufficient deferred tax liabilities available to realize it in future periods, a decrease in excess share-based compensation deductions, and a change in the valuation allowance in certain jurisdictions.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and nine months ended September 30, 2022 and September 30, 2021 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of September 30, 2022, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 17 - STOCKHOLDERS’ EQUITY
Preferred Stock

As of September 30, 2022, the Company is authorized to issue 100,000,000 shares of preferred stock, each with a par value of 0.0000001 per share. No shares of preferred stock were outstanding as of September 30, 2022.

Common Stock

The Company has two classes of authorized common stock outstanding: Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Condensed Consolidated Financial Statements, unless otherwise noted. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. As of September 30, 2022, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of 0.0000001 per share. As of September 30, 2022, there were 535,879,345 shares of Class A common stock and 60,657,578 shares of Class B common stock outstanding. Following the Company's initial public offering in 2015, all new stock options and stock-based awards are granted in Class A common stock.

Warrants

In conjunction with the 2022 Convertible Notes offering, the Company sold the 2022 Warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. The 2022 Warrants expired evenly over a 60 trading day period starting on June 1, 2022 and ending on August 25, 2022. During the three and nine months ended September 30, 2022, warrants were exercised for 7.9 million and 10.9 million shares, respectively.

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The 2023 Warrants expire evenly over a 60 trading day period starting on August 15, 2023. None of the warrants were exercised as of September 30, 2022.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of September 30, 2022.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of September 30, 2022.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of September 30, 2022.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2022 Convertible Notes, the Company issued an aggregate 16.5 million shares of Class A common stock as of the maturity date on March 1, 2022, of which an immaterial number of shares were issued in 2022. The Company also exercised all of the 2022 Convertible Note Hedges and received 15.0 million shares of Class A common stock from the 2022 Note Hedge Counterparties to offset the shares issued, which is inclusive of 0.2 million shares that were received in 2022.

In connection with the conversion of the 2023 Convertible Notes, the Company has issued an aggregate 5.2 million shares of Class A common stock as of September 30, 2022, of which an immaterial number of shares were issued in the nine months ended September 30, 2022. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of September 30, 2022, which is inclusive of 1.0 million shares that were received in the nine months ended September 30, 2022.

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

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the board of directors who then delegates the responsibilities to the compensation committee. As of September 30, 2022, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2015 Plan was 26,214,639, and 124,801,371 shares were available for future issuance. As of September 30, 2022, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2009 Plan was 4,400,536.

A summary of stock option activity for the nine months ended September 30, 2022 is as follows (in thousands, except share and per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	8,916,100	$26.09	3.89	$1,226,105
Granted	796,719	94.61
Exercised	(2,173,106)	7.96
Forfeited	(85,258)	103.84
Expired	(12,124)	$194.03
Outstanding, end of the period	7,442,331	$37.56	4.02	$253,390

Exercisable, end of the period	6,222,745	$24.65	3.22	$250,015

Restricted Stock Activity
Activity related to RSAs and RSUs during the nine months ended September 30, 2022 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	13,221,953	$137.86
Granted	18,062,856	98.19
Vested	(5,753,971)	115.57
Forfeited	(2,357,994)	124.96
Unvested, end of the period	23,172,844	$113.78
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

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$104	$99	$352	$310
Product development	184,569	121,209	508,781	314,265
Sales and marketing	28,744	16,023	75,133	40,680
General and administrative	49,316	27,680	210,528	74,744
Total	$262,733	$165,011	$794,794	$429,999

The Company recorded $16.0 million and $41.9 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and nine months ended September 30, 2022, respectively, compared to $7.6 million and 24.4 million during three and nine months ended September 30, 2021, respectively, which are included in the table above. The total share-based compensation expense for the nine months ended September 30, 2022 also includes $66.3 million related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay.

The Company capitalized $5.6 million and $13.2 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2022, respectively, compared to $3.6 million and $11.0 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, there was $2.6 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.93 years.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(18,744)	$(2,876)	$(435,384)	$239,810
Less: Net loss attributable to noncontrolling interests	(4,033)	(2,960)	(8,460)	(3,303)
Net income (loss) attributable to common stockholders	$(14,711)	$84	$(426,924)	$243,113
Denominator:
Basic shares:
Weighted-average shares used to compute basic net income (loss) per share	592,672	460,654	572,234	457,039
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	—	17,180	—	18,991
Convertible notes	—	—	—	18,727
Common stock warrants	—	26,286	—	25,447
Weighted-average shares used to compute diluted net income (loss) per share	592,672	504,120	572,234	520,204
Net income (loss) per share attributable to common stockholders:
Basic	$(0.02)	$0.00	$(0.75)	$0.53
Diluted	$(0.02)	$0.00	$(0.75)	$0.48

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options, restricted stock, and employee stock purchase plan	35,272	7,652	30,338	7,161
Convertible notes	18,025	20,884	18,030	3,845
Common stock warrants	27,929	16,075	37,241	16,914
Total anti-dilutive securities	81,226	44,611	85,609	27,920

NOTE 19 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into an operating lease agreement to lease certain office space located in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey. The lease commencement date varies by floor beginning in May 2020. The term of the agreement is 15.5 years with total future minimum lease payments over the term of approximately $42.7 million. As of September 30, 2022, the Company had recorded right-of-use assets of $20.1 million and associated lease liabilities of $32.7 million related to this lease arrangement.

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. The Company is cooperating with the CFPB and the state Attorneys General in connection with these CIDs. The Company has accrued a liability for an estimated amount in connection with these CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of September 30, 2022. Given the status of these matters, it is not possible to reliably determine the range of potential liability in excess of the accrued amounts that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

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

The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$118,459	$1,399,431	$—	$1,517,890	$343,768	$3,882,798		$4,226,566
Subscription and services-based revenue	803,673	331,703	56,135	1,191,511	2,146,163	932,188	167,573	3,245,924
Hardware revenue	—	43,388	—	43,388	—	128,765		128,765
Bitcoin revenue	1,762,752	—	—	1,762,752	5,279,430			5,279,430
Segment revenue (ii)	$2,684,884	$1,774,522	$56,135	$4,515,541	$7,769,361	$4,943,751	$167,573	$12,880,685
Segment gross profit (iii)	$774,470	$782,968	$9,651	$1,567,089	$2,103,023	$2,199,628	$29,046	$4,331,697

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$103,192	$1,193,848	$—	$1,297,040	$306,101	$3,178,144	$—	$3,484,245
Subscription and services-based revenue	474,779	162,341	57,650	694,770	1,406,313	434,673	96,643	1,937,629
Hardware revenue	—	37,255	—	37,255	—	109,769	—	109,769
Bitcoin revenue	1,815,662	—	—	1,815,662	8,051,026	—	—	8,051,026
Segment revenue	$2,393,633	$1,393,444	$57,650	$3,844,727	$9,763,440	$3,722,586	$96,643	$13,582,669
Segment gross profit	$511,717	$606,225	$15,273	$1,133,215	$1,553,255	$1,659,378	$25,147	$3,237,780

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment.

(ii) The revenue for both Cash App and Square for the three and nine months ended September 30, 2022 includes $105.0 million and $273.9 million each, respectively, from Afterpay post-acquisition results following the closing of the acquisition.

(iii) The gross profit for both Cash App and Square for the three and nine months ended September 30, 2022 includes $74.9 million and $195.8 million each, respectively, from Afterpay post-acquisition results following the closing of the acquisition.

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment gross profit	$1,567,089	$1,133,215	$4,331,697	$3,237,780
Less: Product development	548,037	360,729	1,531,088	992,498
Less: Sales and marketing	485,838	409,073	1,518,227	1,132,411
Less: General and administrative	395,437	267,348	1,235,306	683,969
Less: Transaction, loan, and consumer receivable losses	147,586	62,306	395,433	130,874
Less: Bitcoin impairment losses	1,619	6,000	37,580	71,126
Less: Amortization of customer and other intangible assets	37,361	4,763	103,414	11,176
Less: Interest expense, net	6,042	13,409	34,756	20,126
Less: Other expense (income), net	(18,798)	12,011	(71,036)	(36,249)
Income (loss) before applicable income taxes	$(36,033)	$(2,424)	$(453,071)	$231,849

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$4,195,291	$3,679,609	$12,007,976	$13,179,547
International	320,250	165,118	872,709	403,122
Total	$4,515,541	$3,844,727	$12,880,685	$13,582,669

No individual country from the international markets contributed more than 10% of total revenue for the three and nine months ended September 30, 2022 and 2021.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	September 30, 2022	December 31, 2021
United States	$8,105,759	$1,426,103
Australia	4,523,768	26,680
Other international	1,701,230	55,088
Total	$14,330,757	$1,507,871

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow data:
Cash paid for interest	$42,836	$4,770
Cash paid for income taxes	18,629	9,071
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	37,939	40,712
Purchases of property and equipment in accounts payable and accrued expenses	11,835	21,746
Deferred purchase consideration related to business combinations	14,377	54,132
Fair value of common stock issued related to business combinations	(13,827,929)	(28,735)
Fair value of common stock issued to settle the conversion of convertible notes	(2,551)	(742,174)
Fair value of common stock shares received to settle convertible note hedges	133,144	1,623,095
Fair value of common stock issued in connection with the exercise of common stock warrants	(806,446)	—
Bitcoin lent to third-party borrowers	5,934	(5,994)

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

Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, and consists of over 30 distinct software, hardware, and financial services products. We monetize the majority of these products through a combination of transaction, subscription, and service fees. Our suite of cloud-based software solutions are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and locations. With our offerings, a seller can accept payments in person via swipe, dip, or tap of a card, or online via Square Invoices, Square Virtual Terminal, or the seller’s website. We also provide hardware to facilitate commerce for sellers, which includes magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Square Banking consists of a suite of products for our U.S. sellers, including Square Savings, Square Checking, and Square Loans (formerly known as Square Capital). Square Checking is offered through a partner bank, and Square Savings and Square Loans are offered through our wholly-owned subsidiary Square Financial Services, Inc. ("Square Financial Services" or "SFS"). Square Financial Services offers banking services including certain loan and deposit products. In addition to the United States, we also offer Square Loans in Australia, Canada, and the United Kingdom. Square Savings allows sellers to automatically set aside funds from daily sales into savings accounts that earn interest. Square Checking provides sellers with an FDIC-insured account allowing them instant access to their sales and the ability to use those funds for business expenses using their Square Debit Card, withdraw from an ATM, transfer via ACH, or pay employees via Square Payroll. Square Loans offers sellers access to business loans based on the seller's payment processing history. We recognize revenue upon the sale of the loans to third-party investors or over time as the sellers pay down the outstanding amounts for the loans that we hold as available for sale or for investment. We have grown rapidly to serve millions of sellers that represent a diverse set of industries including services, food-related business, and retail businesses; and sizes, ranging from a single vendor at a farmers’ market to multi-location businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, France, and Spain.

Our Cash App ecosystem provides financial tools for individuals to store, send, receive, spend, and invest money. With Cash App, customers can fund their account with a bank account or debit card, send and receive peer-to-peer payments, add physical cash at participating retailers, deposit mobile checks, and receive direct deposit payments. Customers can make purchases with their Cash App Card, a Visa prepaid card that is linked to the balance stored in Cash App. Additionally, customers can use Cash App Pay, a checkout option which allows customers to pay using their Cash App account. With Cash Boost, customers receive instant discounts when they make Cash App Card purchases or in-app purchases at designated merchants. Customers can also use their stored funds to buy and sell bitcoin and equity investments within Cash App. Cash

App Borrow offers customers a short-term loan to send, spend, or invest across the ecosystem. The Cash App ecosystem also includes a tax filing product for individuals, providing a seamless, mobile-first solution for individuals to file their taxes for free.

With the acquisition of Afterpay, we added a BNPL platform to our offerings. Through the use of this BNPL platform, consumers can generally split their purchase price across three to four installments, due over six to eight weeks, without paying fees (if payments are made on time). Afterpay provides consumers with the ability to get desired items now but pay for them later and can simultaneously help merchants increase sales and order values. The Company pays BNPL sellers the full order value upfront, less a merchant fee, and assumes the risk of non-payment from the end-customer. Apart from capped late payment fees, consumers do not incur additional fees. Afterpay also provides an online shop directory, which allows consumers to search by product category for stores that offer Afterpay as a payment option, and offers an Afterpay in-store card for in-person transactions at a merchant’s point of sale. The BNPL platform is being integrated into the Cash App and Square ecosystems, strengthening the connection between these ecosystems, expanding access to more sellers and customers, increasing Square’s omnichannel platform, and helping drive more commerce between our sellers and customers. Customers will be able to manage their installments and repayments directly within Cash App, potentially driving increased engagement, while the commerce discovery functionality will be integrated with Cash App to help drive lead generation for merchants and customer engagement. As discussed in Note 21, Segment and Geographical Information within Notes to the Condensed Consolidated Financial Statements, the financial results of Afterpay have been equally allocated to the Cash App and Square segments. Afterpay results are included in our financial statements from the date of acquisition, January 31, 2022.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Transaction-based revenue	$1,517,890	$1,297,040	$220,850	17%	$4,226,566	$3,484,245	$742,321	21%
Subscription and services-based revenue	1,191,511	694,770	496,741	71%	3,245,924	1,937,629	1,308,295	68%
Hardware revenue	43,388	37,255	6,133	16%	128,765	109,769	18,996	17%
Bitcoin revenue	1,762,752	1,815,662	(52,910)	(3)%	5,279,430	8,051,026	(2,771,596)	(34)%
Total net revenue	$4,515,541	$3,844,727	$670,814	17%	$12,880,685	$13,582,669	$(701,984)	(5)%
Total net revenue for the three months ended September 30, 2022 increased by $670.8 million, or 17%, compared to the three months ended September 30, 2021. Total net revenue for the nine months ended September 30, 2022 decreased by $702.0 million, or 5%, compared to the nine months ended September 30, 2021. Bitcoin revenue decreased by $52.9 million and $2.8 billion for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. Excluding bitcoin revenue, total net revenue increased by $723.7 million, or 36%, and $2.1 billion, or 37% in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. Revenue from the BNPL platform, which is attributable to Afterpay and includes fees generated from consumer receivables, late fees, and certain affiliate and advertising fees from the platform, was 5% of total net revenue in the three months ended September 30, 2022, and 4% from the date of acquisition through September 30, 2022.
Transaction-based revenue for the three and nine months ended September 30, 2022 increased by $220.9 million, or 17%, and $742.3 million, or 21%, compared to the three and nine months ended September 30, 2021, respectively. This increase was consistent with the increase in Gross Payment Volume ("GPV" as defined below in Key Operating Metrics and Non-GAAP Financial Measures) of 20% and 24% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The increase in transaction-based revenue was driven by:
•continued improvements in both card-present and card-not-present volumes as a result of growth from in-person and online channels, as well as growth in our international markets; and
•growth in Cash App Business GPV, primarily driven by peer-to-peer transactions received by business accounts and peer-to-peer payments sent from a credit card.

Subscription and services-based revenue for the three and nine months ended September 30, 2022 increased by $496.7 million, or 71% and $1.3 billion, or 68%, compared to the three and nine months ended September 30, 2021, respectively. This increase was driven by:

•revenue generated from the BNPL platform following the acquisition of Afterpay in the first quarter of 2022, which contributed $209.9 million during the three months ended September 30, 2022, and $547.8 million from the date of acquisition through September 30, 2022;

•an increase in Cash App subscription and services-based revenue primarily due to increased Cash App Card usage and Cash App Instant Deposit volumes, as well as fees we charge customers who opt to use the faster bitcoin withdrawal options to move their bitcoin out of Cash App; and

•growth in seller banking products, including the increased origination volumes of Square Loans, as well as software subscriptions.

Subscription and services-based revenue also includes revenue generated from music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware revenue for the three and nine months ended September 30, 2022 increased by $6.1 million, or 16% and $19.0 million, or 17%, compared to the three and nine months ended September 30, 2021, respectively. This increase was primarily a result of an overall increase in sales of hardware across many of our product offerings including Square Terminal and Square Reader for contactless and chip.

Bitcoin revenue for the three and nine months ended September 30, 2022 decreased by $52.9 million, or 3% and $2.8 billion, or 34%, compared to the three and nine months ended September 30, 2021 respectively. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This decrease in the three and nine months ended September 30, 2022 was driven by the market price of bitcoin and reduced customer demand compared to the three and nine months ended September 30, 2021, respectively. While bitcoin revenue contributed 39% and 41% of the total net revenue in the three and nine months ended September 30, 2022, gross profit generated from bitcoin transactions was only 2% and 3% of the total gross profit in the three and nine months ended September 30, 2022, respectively, compared to 4% and 5% of total gross profit in the three and nine months ended September 30, 2021 respectively.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Transaction-based costs	$901,990	$751,794	$150,196	20%	$2,493,988	$1,958,423	$535,565	27%
Subscription and services-based costs	225,903	128,177	97,726	76%	622,031	337,559	284,472	84%
Hardware costs	76,002	51,150	24,852	49%	223,160	153,035	70,125	46%
Bitcoin costs	1,726,051	1,774,040	(47,989)	(3)%	5,157,935	7,879,816	(2,721,881)	(35)%
Amortization of acquired technology assets	18,506	6,351	12,155	191%	51,874	16,056	35,818	223%
Total cost of revenue	$2,948,452	$2,711,512	$236,940	9%	$8,548,988	$10,344,889	$(1,795,901)	(17)%

Total cost of revenue for the three months ended September 30, 2022 increased by $236.9 million, or 9%, compared to the three months ended September 30, 2021. Total cost of revenue decreased by $1.8 billion, or 17%, compared to the nine months ended September 30, 2021. Bitcoin costs of revenue decreased by $48.0 million and $2.7 billion in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $284.9 million, or 30%, and $926.0 million, or 38%, in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021.

Transaction-based costs for the three and nine months ended September 30, 2022 increased by $150.2 million, or 20%, and $535.6 million, or 27%, compared to the three and nine months ended September 30, 2021, respectively, while GPV grew by 20% and 24% in the same periods. Transaction-based costs during the three and nine months ended September 30, 2022 were affected by a decrease in the percentage of debit card transactions, which have a lower cost per transaction, as the proportion of these debit card transactions are returning to levels comparable with pre-pandemic levels.

Subscription and services-based costs for the three and nine months ended September 30, 2022 increased by $97.7 million, or 76%, and 284.5 million, or 84%, compared to the three and nine months ended September 30, 2021, respectively. The increase in the three and nine months ended September 30, 2022 was driven by:

•BNPL costs of revenue following the acquisition of Afterpay in the first quarter of 2022. The costs of revenues associated with the BNPL platform were $60.2 million for the three months ended September 30, 2022, and $156.2 million from the date of acquisition through September 30, 2022;

•growth in Cash App Card and Instant Deposit activity; and

•an increase in costs related to music streaming services following the acquisition of TIDAL in the second quarter of 2021.

Hardware costs for the three and nine months ended September 30, 2022 increased by $24.9 million, or 49%, and $70.1 million, or 46% compared to the three and nine months ended September 30, 2021, respectively. The increase was due to the increased sales of hardware, as further discussed in hardware revenue above, as well as increased purchase price variances and inbound shipping rates due to supply chain disruptions.

Bitcoin costs for the three and nine months ended September 30, 2022 decreased by $48.0 million, or 3%, and $2.7 billion, or 35% compared to the three and nine months ended September 30, 2021, respectively. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Amortization of acquired technology assets increased by $12.2 million and $35.8 million in the three and nine months ended September 30, 2022, respectively, compared to the three and nine months ended September 30, 2021, respectively. The increase was driven by amortization related to the acquired technology assets from the acquisition of Afterpay of $11.8 million and $31.9 million in the three and nine months ended September 30, 2022, respectively.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Product development	$548,037	$360,729	$187,308	52%	$1,531,088	$992,498	$538,590	54%
% of total net revenue	12%	9%			12%	7%
Sales and marketing	$485,838	$409,073	$76,765	19%	$1,518,227	$1,132,411	$385,816	34%
% of total net revenue	11%	11%			12%	8%
General and administrative	$395,437	$267,348	$128,089	48%	$1,235,306	$683,969	$551,337	81%
% of total net revenue	9%	7%			10%	5%
Transaction, loan, and consumer receivable losses	$147,586	$62,306	$85,280	137%	$395,433	$130,874	$264,559	202%
% of total net revenue	3%	2%			3%	1%
Bitcoin impairment losses	$1,619	$6,000	$(4,381)	(73)%	$37,580	$71,126	$(33,546)	(47)%
% of total net revenue	—%	—%			—%	1%
Amortization of customer and other acquired intangible assets	$37,361	$4,763	$32,598	NM (i)	$103,414	$11,176	$92,238	NM (i)
% of total net revenue	1%	—%			1%	—%
Total operating expenses	$1,615,878	$1,110,219	$505,659	46%	$4,821,048	$3,022,054	$1,798,994	60%

(i) Not meaningful ("NM")

Product development expenses for the three and nine months ended September 30, 2022 increased by $187.3 million, or 52%, and $538.6 million, or 54%, compared to the three and nine months ended September 30, 2021, respectively, due primarily to the following:

•an increase of $137.5 million and $425.2 million in personnel costs for the three and nine months ended September 30, 2022, respectively, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase was additionally driven by employees added from the acquisition of Afterpay in the first quarter of 2022. The increase in product development personnel costs also includes an increase in share-based compensation expense of $63.4 million and $194.5 million for the three and nine months ended September 30, 2022, respectively;

•an increase of $30.2 million and $88.5 million in software and data center costs, consulting, and certain Cash App crypto networks operating costs for the three and nine months ended September 30, 2022, respectively, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and nine months ended September 30, 2022 increased by $76.8 million or 19%, and $385.8 million or 34%, compared to the three and nine months ended September 30, 2021, respectively, primarily due to the following:

•an increase of $44.1 million and $123.6 million in sales and marketing personnel costs for the three and nine months ended September 30, 2022, respectively, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $12.7 million and $34.5 million for the three and nine months ended September 30, 2022, respectively;

•an increase in Cash App marketing costs for the three and nine months ended September 30, 2022 of $25.1 million and $64.4 million, respectively. For the three and nine months ended September 30, 2022, Cash App peer-to-peer processing costs, related transaction losses, and card issuance costs increased by $37.7 million and $73.3 million; and

•an increase in sales and marketing expenses due to the acquisitions of Afterpay and TIDAL, which were completed in the first quarter of 2022 and second quarter of 2021, respectively.

General and administrative expenses for the three and nine months ended September 30, 2022 increased by $128.1 million, or 48%, and $551.3 million, or 81%, compared to the three and nine months ended September 30, 2021, respectively, primarily due to the following:

•an increase of $110.7 million and $390.2 million in general and administrative personnel costs for the three and nine months ended September 30, 2022, respectively, mainly as a result of additions to our customer support, human resources, finance, and legal personnel as we continue to add resources and skills to support our long-term growth. The increase was also a result of employees added from the acquisition of Afterpay in the first quarter of 2022. The increase in general and administrative personnel costs includes an increase in share-based compensation expense of $21.6 million and $135.8 million for the three and nine months ended September 30, 2022, respectively;

•acquisition-related integration and other expenses related to Afterpay of $7.4 million and $66.3 million for the three and nine months ended September 30, 2022, as well as a $66.3 million one-time charge related to the acceleration of various stock compensation arrangements in connection with the Afterpay acquisition during the three months ended March 31, 2022, which was additional to ongoing share-based compensation expense for Afterpay employees; and

•an increase in software, subscription costs and other professional fees, and other administrative expenses.

Transaction, loan, and consumer receivable losses for the three and nine months ended September 30, 2022 increased by $85.3 million, or 137%, and $264.6 million, or 202%, compared to the three and nine months ended September 30, 2021, respectively, primarily due to the following:

•an increase in the allowance for credit losses related to consumer receivables of $144.9 million from January 31, 2022, the date of the acquisition of Afterpay to September 30, 2022, which includes an increase of $51.9 million in the allowance during the three months ended September 30, 2022;

•an increase in transaction losses for the three and nine months ended September 30, 2022 of $5.3 million and $69.8 million compared to the three and nine months ended September 30, 2021, respectively. The increase in transaction losses in the three and nine months ended September 30, 2022 was primarily due to growth in Square GPV; and

•an increase in loan losses for the three and nine months ended September 30, 2022 of $29.4 million and $51.2 million compared to the three and nine months ended September 30, 2021, respectively. The increase in loan losses in the three and nine months ended September 30, 2022 was due to increased loan volumes.

We recorded impairment charges of $1.6 million and $37.6 million on our investment in bitcoin during the three and nine months ended September 30, 2022, respectively, due to the observed market price of bitcoin decreasing below the carrying value during the respective periods. As of September 30, 2022, the cumulative impairment charges to date were $108.7 million and the fair value of our investment in bitcoin was $156.0 million based on observable market prices, which was $44.7 million in excess of our carrying value of $111.3 million after impairment charges. Any gains or losses on our investment in bitcoin will only be considered realized upon the sale of such bitcoin investment.

Amortization of customer and other acquired intangible assets increased $32.6 million and $92.2 million for the three and nine months ended September 30, 2022, respectively, primarily as a result of the intangible assets from the Afterpay acquisition, which increased the amortization of intangibles by $33.3 million and $90.4 million for the three and nine months ended September 30, 2022. Refer to Note 11, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense, net	$6,042	$13,409	$(7,367)	(55)%	$34,756	$20,126	$14,630	73%
Other expense (income), net	$(18,798)	$12,011	$(30,809)	(257)%	$(71,036)	$(36,249)	$(34,787)	96%

Interest expense, net, for the three months ended September 30, 2022 decreased by $7.4 million compared to the three months ended September 30, 2021. The decrease of net interest expense in the three months ended September 30, 2022 was primarily due to an increase in interest income received as a result of higher interest rates on our investments, which partially offset interest expense in the period. Net interest expense for the nine months ended September 30, 2022 increased by $14.6 million compared to the nine months ended September 30, 2021. The increase in the nine months ended September 30, 2022 was primarily due to interest expense related to our 2026 Senior Notes and 2031 Senior Notes, which were issued in May 2021. Refer to Note 15, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details. The increase for the nine months ended September 30, 2022 was partially offset by increased interest income as a result of higher interest rates discussed above.

Net other income during the three months ended September 30, 2022 of $18.8 million was primarily due to gains from the revaluation of intercompany loans. Comparatively, net other expense for the three months ended September 30, 2021 of $12.0 million was primarily driven by losses from the revaluation of non-marketable investments and amortization of investments in marketable debt securities. Net other income in the nine months ended September 30, 2022 of $71.0 million was primarily due to an unrealized gain of $59.8 million recorded during the first quarter of 2022, arising from the revaluation of a non-marketable investment, as well as gains from the revaluation of intercompany loans. Net other income for the nine months ended September 30, 2021 of $36.2 million was primarily due to a $44.4 million mark to market net gain of our equity investment in DoorDash, arising from the revaluation of this investment. We completed the sale of our investment in DoorDash in June 2021, and as a result this investment did not impact our results in subsequent periods.

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

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue	$1,774,522	$1,393,444	$381,078	27%	$4,943,751	$3,722,586	1,221,165	33%
Cost of revenue	991,554	787,219	204,335	26%	2,744,123	2,063,208	680,915	33%
Gross profit	$782,968	$606,225	$176,743	29%	$2,199,628	$1,659,378	$540,250	33%

Revenue

Revenue for the Square segment for the three and nine months ended September 30, 2022 increased by $381.1 million, or 27%, and $1.2 billion, or 33%, compared to the three and nine months ended September 30, 2021, respectively. The increase was primarily due to:

•growth in Square GPV and continued improvements in both card-present volumes and growth in higher-priced card-not-present transactions;

•an increase in subscription and services-based revenue, which was primarily due to the growth in seller banking products, including the increased origination volumes of Square Loans, and software subscriptions; and

•revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Square segment for the three and nine months ended September 30, 2022 increased by $204.3 million, or 26%, and $680.9 million, or 33%, compared to the three and nine months ended September 30, 2021, respectively. Transaction-based costs during the three and nine months ended September 30, 2022 were affected by a decrease in the percentage of debit card transactions, which have a lower cost per transaction, as the proportion of these debit card transactions are returning to levels comparable with pre-pandemic levels.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net revenue	$2,684,884	$2,393,633	$291,251	12%	$7,769,361	$9,763,440	$(1,994,079)	(20)%
Cost of revenue	1,910,414	1,881,916	28,498	2%	5,666,338	8,210,185	(2,543,847)	(31)%
Gross profit	$774,470	$511,717	$262,753	51%	$2,103,023	$1,553,255	$549,768	35%

Revenue

Revenue for the Cash App segment for the three months ended September 30, 2022 increased by $291.3 million, or 12%, compared to the three months ended September 30, 2021. The increase was due to growth in Cash App Instant Deposit, Cash App Card, and peer-to-peer transactions received by Cash App Business accounts. Revenue for the Cash App segment for the nine months ended September 30, 2022 decreased by $2.0 billion, or 20%, compared to the nine months ended September 30, 2021. The primary driver was a decrease in bitcoin revenue, slightly offset by growth in Cash App Instant Deposit, Cash App Card, and peer-to-peer transactions received by Cash App Business accounts. Bitcoin revenue has and will fluctuate depending on customer demand, as well as changes in the market price of bitcoin. The decrease in bitcoin revenue in the nine months ended September 30, 2022 was driven primarily by reduced customer demand and by the market price of bitcoin during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. While bitcoin contributed 39% and 41% of the total net revenue for the three and nine months ended September 30, 2022, respectively, gross profit generated from bitcoin was 2% and 3% of the total gross profit, respectively.

Excluding $1.8 billion and $5.3 billion in bitcoin revenue for the three and nine months ended September 30, 2022, Cash App revenue increased by $344.2 million, or 60%, and $777.5 million, or 45%, in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, due to growth in the number of active Cash App accounts, an increase in the number of business accounts, an increase of transaction fees related to Cash App Card and instant deposit, and revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Cash App segment for the three months ended September 30, 2022 increased by $28.5 million, or 2%, compared to the three months ended September 30, 2021. The increase was due to growth in Cash App Instant Deposit, Cash App Card, and peer-to-peer transactions received by Cash App Business accounts. Cost of revenue for the Cash App segment for the nine months ended September 30, 2022 decreased by $2.5 billion, or 31%, compared to the nine months ended September 30, 2021. The primary driver was a decrease in bitcoin revenue and the associated costs of such revenue, as discussed further above. Excluding $1.7 billion and $5.2 billion in bitcoin cost of revenue in the three and nine months ended September 30, 2022, Cash App cost of revenue increased by approximately $76.5 million, or 71%, and $178.0 million, or 54%, in the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, respectively, due to growth in Cash App Card, Cash App Instant Deposit, and Cash App Business GPV.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross Payment Volume ("GPV") (in millions)	$54,373	$45,426	$150,376	$121,392
Adjusted EBITDA (in thousands)	$327,360	$233,406	$710,063	$829,475
Adjusted Net Income Per Share:
Basic	$0.44	$0.28	$0.83	$1.21
Diluted	$0.42	$0.25	$0.78	$1.06

Gross Payment Volume (GPV)
We define GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers. Additionally, GPV includes Cash App Business GPV, which is comprised of Cash App activity related to peer-to-peer transactions received by business accounts, Cash App Pay, and peer-to-peer payments sent from a credit card. GPV does not include BNPL transactions.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$(14,711)	$84	$(426,924)	$243,113
Net loss attributable to noncontrolling interests	(4,033)	(2,960)	(8,460)	(3,303)
Net income (loss)	(18,744)	(2,876)	(435,384)	239,810
Share-based compensation expense	262,733	165,011	794,794	429,999
Depreciation and amortization	88,721	38,110	249,616	95,705
Acquisition-related, integration and other costs	23,470	308	116,602	14,626
Interest expense, net	6,042	13,409	34,756	20,126
Other expense (income), net	(18,798)	12,011	(71,036)	(36,249)
Bitcoin impairment losses	1,619	6,000	37,580	71,126
Provision (benefit) for income taxes	(17,289)	452	(17,687)	(7,961)
Loss (gain) on disposal of property and equipment	(447)	877	635	1,866
Acquired deferred revenue adjustment	88	159	309	606
Acquired deferred cost adjustment	(35)	(55)	(122)	(179)
Adjusted EBITDA	$327,360	$233,406	$710,063	$829,475

The following table presents a reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for each of the periods indicated, with revisions to the prior period to include the tax effect of non-GAAP net income adjustments as described above (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders	$(14,711)	$84	$(426,924)	$243,113
Net loss attributable to noncontrolling interests	(4,033)	(2,960)	(8,460)	(3,303)
Net income (loss)	(18,744)	(2,876)	(435,384)	239,810
Share-based compensation expense	262,733	165,011	794,794	429,999
Acquisition-related, integration and other costs	23,470	308	116,602	14,626
Amortization of intangible assets	55,867	11,140	155,288	27,258
Amortization of debt discount and issuance costs	3,851	2,868	11,307	7,005
Loss (gain) on revaluation of equity investments	712	6,836	(43,914)	(41,008)
Bitcoin impairment losses	1,619	6,000	37,580	71,126
Loss (gain) on disposal of property and equipment	(447)	877	635	1,866
Acquired deferred revenue adjustment	88	159	309	606
Acquired deferred cost adjustment	(35)	(55)	(122)	(179)
Tax effect of non-GAAP net income adjustments	(65,940)	(60,912)	(162,000)	(198,896)
Adjusted Net Income - basic	$263,174	$129,356	$475,095	$552,213
Cash interest expense on convertible notes	1,263	1,494	3,751	4,833
Adjusted Net Income - diluted	$264,437	$130,850	$478,846	$557,046
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	592,672	460,654	572,234	457,039
Diluted	622,974	525,003	611,227	524,048
Adjusted Net Income Per Share:
Basic	$0.44	$0.28	$0.83	$1.21
Diluted	$0.42	$0.25	$0.78	$1.06

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision (benefit) for income taxes, as reported	$(17,289)	$452	$(17,687)	$(7,961)
Tax effect of non-GAAP net income adjustments	65,940	60,912	162,000	198,896
Adjusted provision for income taxes, non-GAAP	$48,651	$61,364	$144,313	$190,935
Non-GAAP effective tax rate	15%	32%	23%	25%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of September 30, 2022, we had approximately $7.1 billion in available funds, including an undrawn amount of $600.0 million available under our revolving credit facility. Additionally, we had $1.2 billion available under our warehouse funding facilities. Refer to Note 15, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. As of September 30, 2022, we were in compliance with all covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$4,331,787	$4,443,669
Short-term restricted cash	246,570	18,778
Long-term restricted cash	72,479	71,702
Customer funds cash and cash equivalents	2,983,658	2,440,941
Cash, cash equivalents, restricted cash, and customer funds	7,634,494	6,975,090
Investments in short-term debt securities	1,052,973	869,283
Investments in long-term debt securities	802,880	1,526,430
Cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities	$9,490,347	$9,370,803

Our principal sources of liquidity are our cash and cash equivalents, including cash from operations, and investments in marketable debt securities. As of September 30, 2022, we had $9.5 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Cash and cash equivalents related to customer funds are separate from our corporate funds and are not used for any corporate purposes. These funds are not used for our liquidity, but rather to meet the obligations set aside for customers. Investments in marketable debt securities were held primarily in U.S. government and agency securities, corporate bonds, commercial paper, and money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds, the balance of cash and cash equivalents, restricted cash, and investments in marketable debt securities as of September 30, 2022 was $6.5 billion. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible notes and senior notes. We did not have any off-balance sheet arrangements during the periods presented.

We purchased an aggregate $220.0 million in bitcoin in 2020 and 2021, with no purchases in the three and nine months ended September 30, 2022. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite-lived intangible asset, under the accounting policy for such assets, we are required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value or reversal of impairment prohibited if the market price of bitcoin subsequently increases. We recorded an impairment charge on its investment in bitcoin of $1.6 million and $37.6 million in the three and nine months ended September 30, 2022, respectively, due to the observed market price of bitcoin decreasing below the carrying value during the periods. As of September 30, 2022, the cumulative impairment charges to date were $108.7 million and the fair value of our investment in bitcoin was $156.0 million based on observable market prices, which was $44.7 million in excess of the Company's carrying value of $111.3 million after impairment charges.

In September 2020, we announced our intent to invest $100.0 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of September 30, 2022, we have invested $31.6 million in aggregate towards this initiative, of which $5.3 million and $9.7 million was invested in the three and nine months ended September 30, 2022, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments.

Senior Notes and Convertible Notes

As of September 30, 2022, we held over $4.6 billion in aggregate principal amount of debt, comprised of $460.6 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," and together with the 2023 Convertible Notes, 2025 Convertible Notes, and 2026 Convertible Notes, the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). The 2023 Convertible Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, the 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year, the 2026 Convertible Notes bear no interest, and the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These Convertible Notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

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

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.7 billion on a revolving basis, of which $0.5 billion was drawn and $1.2 billion remained available as of September 30, 2022. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. Refer to Note 15, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details.

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

Short-term restricted cash of $246.6 million as of September 30, 2022 primarily includes cash held by the wholly-owned consolidated entities used in the Warehouse Facilities funding arrangements, that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposited into savings accounts at the financial institutions that process our sellers' payments transactions and as collateral pursuant to agreements with third-party originating banks for certain loan products. We use the restricted cash to secure letters of credit with these financial institutions to provide collateral for liabilities arising from cash flow timing differences in the processing of these payments. We have recorded this amount as a current asset on our condensed consolidated balance sheets given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted. Additionally, this balance includes certain amounts held as collateral pursuant to multi-year lease agreements, which we expect to become unrestricted within the next year.

Long-term restricted cash of $72.5 million as of September 30, 2022 is primarily related to a reserve deposit to satisfy the capital and liquidity requirements associated with the banking operations of SFS mandated by the FDIC, as well as cash deposited into money market funds that is used as collateral pursuant to multi-year lease agreements. We have recorded these amounts as non-current assets on our condensed consolidated balance sheets as we are required to establish and maintain the reserve deposit at all times to support the ongoing liquidity obligations of SFS, and due to certain lease terms extending beyond one year.

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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 14, Bitcoin Held for Other Parties within Notes to the Condensed Consolidated Financial Statements, upon the adoption of SAB 121, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of September 30, 2022, the safeguarding obligation liability related to bitcoin held for other parties was $527.7 million. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store the vast majority of bitcoin. SAB 121 also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

Beginning in the fourth quarter of 2021, the Company adjusted its consolidated statements of cash flows to present changes in customer funds and cash and cash equivalents associated with customers payable as financing activities. Previously, the total changes in customer funds and customers payable were presented within operating activities within the Company's condensed consolidated statements of cash flows. The adjustment also resulted in the portion of customer funds that is held in cash and cash equivalents, restricted cash, and customer funds to be included in the beginning and ending period totals of cash, cash equivalents, restricted cash, and customer funds. The condensed consolidated statement of cash flows for the nine months ended September 30, 2021 has been revised to reflect these adjustments to the presentation. Refer to Note 1, Description of the Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements for further details.

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$130,534	$653,476
Net cash provided by (used in) investing activities	1,505,250	(1,256,619)
Net cash provided by (used in) financing activities	(881,408)	2,610,022
Effect of foreign exchange rate on cash and cash equivalents	(94,972)	(14,311)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$659,404	$1,992,568

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

For the nine months ended September 30, 2022, cash provided by operating activities was $130.5 million. Net loss of $435.4 million was adjusted for the add back of net non-cash expenses of $1.1 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; bitcoin impairment losses; and non-cash lease expense, all of which contributed positively to operating activities. This was partially offset by the foreign exchange impact on consumer receivables and certain intercompany loans, gains on revaluation of equity investments, and the change in deferred income taxes. Additionally, there were net outflows from the repayment and forgiveness of PPP loan, as well as changes in other assets and liabilities of $479.0 million, primarily due to the timing of period end.

For the nine months ended September 30, 2021, cash provided by operating activities was $653.5 million. Net income of $239.8 million was adjusted for the add back of net non-cash expenses of $763.8 million, consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, bitcoin impairment losses, and non-cash lease expense, all of which contributed positively to operating activities. This was partially offset by net outflow of PPP loans facilitated of $184.6 million, as well as a net outflow from changes in other assets and liabilities of $165.6 million, primarily due to the timing of period end.

Cash Flows from Investing Activities

Cash flows provided by, or used in, investing activities primarily relate to capital expenditures to support our growth, investments in marketable debt securities, bitcoin, and business acquisitions.

For the nine months ended September 30, 2022, cash provided by investing activities was $1.5 billion, primarily due to the net proceeds from the sales and maturities of marketable securities including investments from customer funds of $1.4 billion, the net cash acquired through acquisitions during the period including Afterpay of $539.5 million, and a net inflow related to consumer receivables of $252.9 million. These were partially offset by the purchases of marketable debt securities, property and equipment, and other investments of $521.7 million, $121.7 million, and $39.1 million, respectively.

For the nine months ended September 30, 2021, cash used in investing activities was $1.3 billion, primarily due to the net investments of marketable securities including investments from customer funds of $1.2 billion. Cash used in investing activities was also impacted by purchases of bitcoin and other investments of $217.6 million, business acquisitions, net of cash acquired of $164.0 million, and the purchase of property and equipment of $98.0 million, all of which was partially offset by the proceeds from sale of equity investments of $420.6 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, cash used in financing activities was $881.4 million primarily as a result of the payment to redeem convertible notes assumed upon the acquisition of Afterpay of $1.1 billion, repayments of the PPPLF advances of $466.4 million, partially offset by net proceeds from Warehouse Facilities borrowings of $400.7 million, a change in customer funds of $152.7 million.

For the nine months ended September 30, 2021, cash provided by financing activities was $2.6 billion as a result of $2.0 billion in net proceeds from the 2031 Senior Notes and 2026 Senior Notes offerings, the change in customer funds of $611.3 million, as well as proceeds of the PPPLF advances, net of repayments, of $261.6 million, partially offset by payments for employee tax withholding related to vesting of restricted stock units of $312.4 million.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly-traded companies and are measured using quoted prices in active markets which could result in volatility in our financial results in future periods. As of September 30, 2022, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net on the condensed consolidated statements of operations and establish a new carrying value for the investment. A hypothetical 10% increase or decrease in the fair value of our marketable equity investments would not have a material effect on our financial results.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations and establish a new carrying value for the investment. As of September 30, 2022, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $162.6 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Bitcoin Market Price Risk

As of September 30, 2022, we had made cumulative investments in bitcoin of $220.0 million. Our investment in bitcoin is accounted for as an indefinite-lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. We recorded an impairment charge on our investment in bitcoin of $1.6 million and $37.6 million in the three and nine months ended September 30, 2022, respectively, due to the observed market price of bitcoin decreasing below the carrying value during the period. As of September 30, 2022, the cumulative impairment charges to date were $108.7 million and the fair value of the investment in bitcoin was $156.0 million based on observable market prices, which was $44.7 million in excess of our carrying value of $111.3 million after impairment charges. Any decreases to the carrying value of bitcoin investments are recorded in operating expenses on the condensed consolidated statements of operations. A hypothetical 10% increase or decrease in the market price of bitcoin would not have a material effect on our financial results.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of September 30, 2022 were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Our Warehouse Facilities borrowings and any future borrowings incurred under the 2020 Credit Facility both accrue interest at variable rates based on formulas tied to certain market rates at the time of incurrence. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

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

During the three and nine months ended September 30, 2022, the change in the relative value of the U.S. dollar against foreign currencies resulted in increases in net foreign currency translation adjustments of $609.0 million and $985.3 million, respectively, which are recorded on our condensed consolidated statements of comprehensive income. This was primarily the result of assets that do not meet the definition of financial instruments, including goodwill and intangible assets denominated in foreign currencies. In the first quarter of 2022, we entered into foreign currency derivative contracts to provide an economic hedge of our foreign currency risk associated with the repayment of foreign denominated debt held by a non-U.S. subsidiary. We had no foreign currency derivative contracts in the second or third quarters of 2022. A hypothetical 10% increase or decrease in current exchange rates on our financial instruments would not have a material effect on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
•our ability to maintain, protect, and enhance our brands;
•our efforts to expand our product portfolio and market reach;
•our ability to develop products and services to address the rapidly evolving market for payments and financial services;
•competition in our industry;
•any acquisitions, strategic investments, new businesses, joint ventures, divestitures and other transactions that we may undertake;
•the successful integration of our business with Afterpay;
•additional risks of our majority interest in TIDAL;
•expanding our business globally;
•additional risks of BNPL lending;
•additional risks of Square Banking relating to the structure of bank partnerships, and FDIC and other regulatory obligations;
•additional risks of Square Loans related to the availability of capital, seller payments, interest rate, deposit insurance premiums, and general macroeconomic conditions; and
•our participation in government relief programs set up in response to the COVID-19 pandemic.

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
•the continuing effects of the COVID-19 pandemic;
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
•complex and evolving regulations and oversight related to privacy, data protection and information security;
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
•assertions by third parties of infringement of intellectual property rights by us; and
•increased scrutiny from investors, regulators, and other stakeholders relating to environmental, social, and governance issues.

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

Our rate of revenue growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the impact on our network of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

During the nine months ended September 30, 2022 and September 30, 2021, we generated a net loss of $435.4 million and net income of $239.8 million, respectively. As of September 30, 2022, we had an accumulated deficit of $1,046.6 million.

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

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brands and deter customers from adopting our services or our products. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

Acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions we enter into could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest, in businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

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

The success of our acquisition of Afterpay depends, in large part, on our ability to realize the anticipated benefits from combining our business with Afterpay. Our ability to realize these anticipated benefits depends on the successful integration of our business with Afterpay, which will be complex and time-consuming. There can be no assurance that the integration of Afterpay will be accomplished effectively or in a timely manner.

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

We offer our services and products in multiple countries and plan to continue expanding our business further globally. Our acquisition of Afterpay expanded our global presence. Expansion, whether in our existing or new global markets, will require additional resources and new or expanded controls, and offering our services and products in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion, and the ongoing operation of our global business, also subjects our business to substantial risks, including:

•difficulty in attracting sellers and customers, or a lack of acceptance of our products and services in foreign markets;

•failure to anticipate competitive conditions and competition with service providers or other market-players that have greater experience in the foreign markets than we do;

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

Revenue generated from BNPL services depends on our ability to recoup the purchase value of the goods that consumers have purchased using our BNPL services. Although we rely on technology to assess consumers’ repayment capability for each BNPL transaction, there can be no guarantee that such processes will always accurately predict repayments. Miscalculation of consumers’ repayment ability or a material increase in repayment failures may adversely impact our results of operations, profitability and prospects.

Afterpay partly funds its BNPL services through receivables financing arrangements with financial institutions in Australia, New Zealand, the United States and the United Kingdom (collectively the “Warehouse Facilities”). Afterpay uses the Warehouse Facilities to support the funding of purchases by consumers. The terms of the Warehouse Facilities contain covenants that may be triggered in certain situations (such as non-repayments on consumer borrowings exceeding certain monetary thresholds or key management resigning), which may negatively impact Afterpay’s ability to obtain additional funding under the Warehouse Facilities. If certain events of default occur under the Warehouse Facilities, Afterpay may not be able to draw future funding from those Warehouse Facilities or the debt outstanding under the Warehouse Facilities may be accelerated and our business and financial results could be adversely impacted.

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

As a participant in the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”) and enacted in March 2020 in response to the COVID-19 pandemic, Square Capital provided small businesses two-year or five-year PPP loans. Square Capital approved and funded the last remaining PPP loan applications in May 2021 upon exhaustion of the funds in the program. While the vast majority of Square Capital’s PPP loans have been forgiven or guaranteed at this point, Square Capital’s documentation, review, underwriting, and servicing processes could be subject to further scrutiny by the SBA. We also may become subject to litigation arising as a result of our participation in the PPP, which could result in significant financial liability or could adversely affect our reputation. There can be no assurance that Square Capital will be successful in mitigating all of the risks associated with the PPP loans or that this lending will not have a negative impact on our business and results of operations.

Operational Risks

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products, subsidiaries, and technologies, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, or technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data.

Our products and services operate in conjunction with, and we are dependent upon, third-party products and components across a broad ecosystem. There have been and may continue to be significant attacks on third-party providers, and we cannot guarantee that our or our third-party developers or vendors’ systems and networks have not been breached or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us and our products and services. If there is a security vulnerability, error, or other bug in one of these third-party products or components and if there is a security exploit targeting them, we could face increased costs, claims and liability, proceedings and litigation, reduced revenue, or harm to our reputation or competitive position. The natural sunsetting of third-party products and operating systems that we use requires our personnel to reallocate time and attention to migration and updates, during which period potential security vulnerabilities could be exploited.

More generally, if our privacy, data protection, or information security measures or those of third-party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investments, or other assets, or other sensitive data on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. If the sensitive data or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations. For example, in April 2022 we announced that we determined that a former employee downloaded certain reports of our subsidiary Cash App Investing in December 2021 that contained some U.S. customer information without permission after the former employee’s employment ended, as disclosed in our Current Report on Form 8-K filed with the SEC on April 4, 2022. We have incurred costs related to our investigation and response to this incident, and we could incur other losses, costs, and liabilities in connection with such incident.

Under payment card rules and our contracts with our card processors and other counterparties, if there is a breach of payment card information that we store or that is stored by our sellers or other third parties with which we do business, we could be liable to the payment card issuing banks for certain of their costs and expenses. Additionally, if our own confidential business information were improperly disclosed, accessed, or breached, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our payments platforms. Any perceived or actual breach of security or other type of security incident or any type of fraud perpetrated by bad actors such as account takeovers or fake account scams, regardless of how it occurs or the extent or nature of the breach, incident, or fraud, could have a significant impact on our reputation as a trusted brand, cause us to lose existing sellers or other customers, prevent us from obtaining new sellers and other customers, require us to expend significant funds to remedy problems caused by breaches and incidents and to implement measures in an effort to prevent further breaches and incidents, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach or incident at a company providing services to us or our customers on our behalf could have similar effects. Further, any actual or perceived security breach or incident with respect to the bitcoin and blockchain ledger, regardless of whether such breach or incident directly affects our products and services, could have negative reputational effects and harm customer trust in us and our products and services.

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

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects and errors in our customer-facing software and hardware, internal systems, external facing communications, manual processes, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, systems, or external facing communications, including as a result of human errors, our customers’ experience with us may be negatively impacted, and we may face negative publicity and harm to our brand and reputation, government inquiries or investigations, claims and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited and it is uncertain what effect such diminished control will have on the quality of our products. If there are defects in the manufacture of our hardware products, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our and our customers’ businesses. Software and system errors, or human errors, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, cause pricing irregularities or prevent us from collecting transaction-based fees, or negatively impact our ability to serve our customers, all of which have occurred in the past. Similarly, security breaches or incidents, which may be caused by or result from cyber-attacks by hackers or others, computer viruses, worms, ransomware, other malicious software programs, security vulnerabilities, employee or service provider theft, misuse or negligence, phishing, identity theft or compromised credentials, denial-of-service attacks, or other causes, have from time to time impacted our business and could disrupt the proper functioning of our software products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive data of ours or our customers, and other destructive outcomes. Moreover, security breaches or incidents or errors in our hardware or software design or manufacture could cause product safety issues typical of consumer electronics devices. Any of the foregoing issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in lawsuits and other liabilities and losses, any of which could have a material and adverse effect on our business.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changing and uncertain economic, geopolitical and regulatory environment, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new services, such as Square Banking, BNPL, and Cash App Borrow, expand existing services, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, we recently made certain Cash App functions available to customers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

Additionally, our metrics are calculated using internal company data based on the activity we measure on our platforms and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. There are inherent challenges and limitations in measuring our business globally at scale, and the methodologies used to calculate our metrics inherently require some judgment. For example, we currently identify a Cash App transacting active as a Cash App account that has at least one financial transaction using any product or service within Cash App during a specified period although certain of these accounts may share an alias identifier with one or more other transacting active accounts (for example, families sharing one alias identifier or one customer with multiple accounts). We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors do not consider our reporting metrics to accurately reflect our business or they disagree with our methodologies, our reputation may be harmed and our business may be adversely impacted.

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

The continuing effects of the COVID-19 pandemic could have a material and adverse effect on our business and results of operations.

The ongoing COVID-19 pandemic and related government actions taken to reduce the spread of the virus have increased economic uncertainty and its effects continue to evolve. The pandemic has contributed to worldwide supply chain disruption, which has adversely affected, and is expected to continue to adversely affect, businesses (including our sellers and suppliers) and the economy. In addition, inflation has impacted and may continue to impact consumer spending and the economy as a whole.

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. We continue to permit employees to work remotely and we have gradually begun a phased reopening of our offices. We continue to employ additional safety measures in our offices, including enhanced cleaning and sanitation, limiting external guests visiting our offices, and holding most meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus, and conditions may require us to move back under more restrictive guidelines.

The extent to which the COVID-19 pandemic continues to impact our business, results of operations, and financial condition will depend on developments that remain uncertain and difficult to predict. Even after the impacts of the COVID-19 pandemic have subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

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

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”) were issued contain financial and other covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility or our senior notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our Senior Notes, our other outstanding indebtedness, including our 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable.

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

As of September 30, 2022, we had $460.6 million aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

Prior to February 15, 2023, in the case of the 2023 Convertible Notes, December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. Because the last reported sale price of our Class A common stock did not exceed 130% of the conversion price for the 2023 Convertible Notes for the relevant period in the calendar quarter ending September 30, 2022, the 2023 Convertible Notes are not convertible at the option of the holders thereof during the calendar quarter ending December 31, 2022. Whether the Convertible Notes of any series will be convertible following a calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to make cash payments in respect of the Convertible Notes being converted unless we elect to deliver solely shares of our Class A common stock to settle such conversion. We currently expect to settle future conversions of the 2023 Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which introduced, among others, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations and increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax, as well as the potential application of the share repurchase excise tax, may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations. The excise tax on share repurchases may apply to any redemption of stock (including transactions deemed to be redemptions for U.S. income tax purposes) we undertake, which may increase the cost of such redemptions to us.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, digital advertising taxes, income taxes, or other taxes relating to our activities. New or revised taxes, in particular, sales & use taxes, VAT, and similar taxes, including digital advertising taxes and digital service taxes, would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions, have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore require and may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, starting January 1, 2022, the American Rescue Plan Act of 2021 requires businesses that process payments, such as Cash App, to report payments for goods and services on Form 1099-K when those transactions total $600 or more in a year for a given seller. This reporting requirement applies to Cash for Business accounts, not personal Cash App accounts. Form 1099-Ks for the new thresholds will be issued in January 2023. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of September 30, 2022, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, it may be technically infeasible to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of cryptocurrency and crypto platforms is still an evolving area, and it is possible that we could become subject to additional regulations. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences. Further, we might not be able to continue operating the feature, at least in current form, which could cause the price of our Class A common stock to decrease.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or other developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. Both the EU and the U.K. have issued updated SCCs that are required to be implemented. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices and to engage in additional contractual obligations, and legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition and operating results. In the U.K., the Data Protection Act and legislation referred to as the UK GDPR substantially enact the EU GDPR into U.K. law, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Commission has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty, and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection regulator published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. The French and Italian data protection regulators have adopted similar decisions. Other data protection regulators in the EU increasingly are focused on the use of online tracking tools. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

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

We are currently, and may continue to be, subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand. We also receive significant media attention, which could result in increased litigation or other legal or regulatory reviews and proceedings. Moreover, legal disputes or government or regulatory inquiries or findings may cause follow-on litigation or regulatory scrutiny by additional parties.

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

Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets. For example, the Consumer Financial Protection Bureau (“CFPB”) recently announced plans to regulate companies offering BNPL products. Increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Our inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority, including with respect to BNPL products and/or services, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Furthermore, with the geographic expansion of our BNPL business into new markets, we may become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to BNPL.

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

On March 1, 2021, Square Financial Services received its deposit insurance from the FDIC and charter approval from the Utah Department of Financial Institutions and became operational. The Federal Deposit Insurance Act requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services have initial paid in capital of not less than approximately $56 million, and at all times meet or exceed the regulatory capital levels required for Square Financial Services to be considered “well capitalized” under the FDIC’s prompt corrective action rules. The regulatory total capital and leverage ratios of Square Financial Services during the first three years of operation may not be less than the levels provided in Square Financial Services’ business plan approved by the FDIC. Thereafter, the regulatory capital ratios must be annually approved by the FDIC, and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If Square Financial Services' total capital or leverage ratios fall below the levels required by the FDIC, we will need to provide sufficient capital to Square Financial Services so as to enable it to maintain its required regulatory capital ratios. If the FDIC were to increase Square Financial Services’ capital requirements, it could negatively impact the business and operations of Square Financial Services.

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

Increased scrutiny from investors, regulators, and other stakeholders relating to environmental, social, and governance issues could result in additional costs for us and may adversely impact our reputation.

Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: climate action, social impact, employees and culture, and corporate governance, and we publicly report on certain initiatives and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, one of our climate action goals is to have net zero carbon for operations by 2030. The implementation of our ESG goals and initiatives may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will achieve them. If we fail, or are perceived to fail, to achieve our ESG goals, or if we have to revise any of our ESG goals, our reputation could be harmed. To the extent that our required and voluntary disclosures about ESG matters increase, we could also be criticized for the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted. In addition, regulatory requirements with respect to climate change and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 53.09% of the voting power of our combined outstanding capital stock as of September 30, 2022. Our executive officers and directors and their affiliates held approximately 55.27% of the voting power of our combined outstanding capital stock as of September 30, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Our amended and restated certificate of incorporation (“certificate of incorporation”), our amended and restated bylaws (“bylaws”), and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our Class A common stock.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1 - July 31	1,213	(i)	$63.90	(ii)	—	—
August 1- August 31	—		$—		—	—
September 1 - September 30	—		$—		—	—
Total	1,213		$63.90	(ii)	—	—

(i) Includes 1,185 shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards. In addition, the Company exercised a pro-rata portion of convertible note hedges (described in Note 15, Indebtedness of the Notes to the Condensed Consolidated Financial Statements) to offset the shares of the Company’s Class A common stock issued to settle the conversion of certain Convertible Notes. The note hedges were net shares settled and the Company received 28 shares of the Company's Class A common stock from the counterparties in July of 2022.
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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Registrant	8-K	001-37622	3.1	October 21, 2022
10.1+*	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)
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

BLOCK, INC.

Date:	November 3, 2022	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer
(Principal Financial Officer)