Form 10-K
period 2022-12-31
Block, Inc.
filed 2023-02-23
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2022 as reported by the New York Stock Exchange on such date was approximately $35.5 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 17, 2023, the number of shares of the registrant’s Class A common stock outstanding was 541,390,152 and the number of shares of the registrant's Class B common stock outstanding was 60,635,933.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.
1 As of 2021, we do not designate a headquarters location as we have adopted a distributed work model.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial and operating performance, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our potential exposure as a participant in the Paycheck Protection Program ("PPP"), our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, our expectations regarding product launches, the expected impact of the integration of Afterpay Limited ("Afterpay"), trends in our markets and the continuation of such trends, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters and the adequacy of reserves for such matters, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

All forward-looking statements are based on information and estimates available to us at the time of filing this Annual Report on Form 10-K and are not guarantees of future performance. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

PART I
ITEM 1. BUSINESS

Our Business

At Block, we are building an ecosystem of ecosystems, and are focused on creating ecosystems for distinct customer audiences. We define an ecosystem as a set of tools and services that work together cohesively, often positively reinforcing one another. An ecosystem helps create a resilient customer relationship as customers can use our tools and services to satisfy multiple needs. Our ecosystems are united by our shared purpose of economic empowerment.

On December 1, 2021, we changed our corporate name from Square, Inc. to Block, Inc. (together with its subsidiaries, "Block" or "we"). Block is the name for the company as a corporate entity. The Square name has become synonymous with our Seller business, and this move allowed the Seller business to own the Square brand it was built for. The change to Block acknowledges our multidimensional growth. Since our start in 2009, we have added Cash App, TIDAL, and TBD as businesses, and the name change created room for further growth. Block is an overarching ecosystem of many businesses united by our purpose of economic empowerment, and serves many people — sellers, consumers, artists, fans, and developers.

Our two reportable segments are Square, formerly referred to as Seller, and Cash App, which reflects our two primary ecosystems and the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Square and Cash App have demonstrated the benefits and scale of our ecosystem model.

Square Ecosystem

We started Block with the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, an important capability that was previously inaccessible to many businesses. As our company grew, we recognized that sellers need a variety of solutions to thrive and saw how we could apply our strength in technology and innovation to help sellers. We have since expanded Square into a cohesive commerce ecosystem that provides more than 30 distinct products and services to help our sellers start, run, and grow their businesses. We combine software, hardware, and financial services to create products and services that are cohesive, fast, self-serve, and elegant. These attributes differentiate Square in a fragmented industry that traditionally forces sellers to stitch together products and services from multiple vendors, and often rely on inefficient non-digital processes and tools. Our ability to add new sellers efficiently, help them grow their business, and cross-sell our products and services has historically led to continued and sustained long-term growth.

Cash App Ecosystem

Cash App provides an ecosystem of financial products and services to help consumers manage their money. Cash App’s goal is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of financial services focused on helping consumers make their money go further — whether that's by storing, sending, receiving, spending, or investing their money with Cash App.

Emerging Ecosystems

We are also making modest investments in two more nascent and emerging ecosystems related to TIDAL and bitcoin, in order to serve new audiences.

TIDAL Ecosystem

In 2021, we completed the acquisition of a majority ownership interest in TIDAL, expanding our purpose of economic empowerment to artists. TIDAL is a global platform for musicians and their fans that uses unique content, experiences, and features to bring fans closer to artists and to provide artists with tools to succeed as entrepreneurs. TIDAL offers an extensive catalog of more than 90 million songs and 450,000 high-quality videos. TIDAL has a global presence with listeners in more than 60 countries and relationships with more than 200 labels and distributors.

Bitcoin Ecosystem

Our bitcoin ecosystem includes Spiral, an independent team focused on contributing to bitcoin open source work; TBD, an open developer platform focused on making the decentralized financial world accessible for everyone; and our bitcoin hardware projects, which include a self-custody bitcoin wallet and a bitcoin mining system. We believe our bitcoin ecosystem can help address inefficiencies in the current financial system, especially with respect to identity and trust.

Our Customers

Our Square Sellers

Square sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from sole proprietors to multinational businesses. Square sellers span geographies, including the United States, Canada, Japan, Australia, New Zealand, the United Kingdom, Ireland, France, and Spain. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings. We are also increasingly serving mid-market and larger sellers, which we define as sellers that generate more than $500,000 in annualized Square Gross Payment Volume (“Square GPV”). We are able to service mid-market sellers due to our ability to offer more flexible and complex solutions than traditional alternatives, as well as a growing product suite. GPV from mid-market sellers represented 39% of Square GPV in the fourth quarter of 2022, up from 37% in the fourth quarter of 2021 and 30% in the fourth quarter of 2020. For the years ended December 31, 2022, 2021, and 2020, none of our customers accounted for greater than 5% of Square GPV or our total net revenue. We define Square GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers.

In the year ended December 31, 2022, more than 4 million sellers used the Square ecosystem to make 4.0 billion individual sales transactions totaling $186.5 billion of Square GPV. These sales transactions originated from 640 million payment cards, across 264 million buyer profiles. As of December 31, 2022, there were more than 2 million employees working for Square sellers.

The charts below show the percentage mix of our Square GPV by seller industry and seller size for the year ended December 31, 2022:

SQUARE GPV BY INDUSTRY
9% Home & Repair
11% Other
31% Food & Drink
9% Healthcare & Fitness
10% Beauty & Personal Care
19% Retail
12% Professional Services

SQUARE GPV MIX BY SELLER SIZE
10%
24%
67%
13%
26%
61%
17%
27%
57%
20%
28%
52%
24%
28%
48%
28%
28%
44%
30%
30%
40%
37%
29%
34%
39%
29%
33%
Q4 2014
Q4 2015
Q4 2016
Q4 2017
Q4 2018
Q4 2019
Q4 2020
Q4 2021
Q4 2022
>$500K Annualized GPV
$125K–$500K Annualized GPV
<$125K Annualized GPV

Our Cash App Customers

As of December 2022, Cash App had more than 51 million monthly transacting actives across the United States and Europe. In 2022, across the iOS App Store and Google Play, Cash App was the number one finance app and the number ten app overall, based on downloads in the United States. Cash App has a diverse mix of customers, and in the United States, Cash App had monthly transacting actives in each of the 50 states and nearly every county as of December 2022.

In 2022, Cash App transacting actives brought more than $203 billion in inflows into Cash App. Customers can fund their Cash App accounts with inflows in a variety of ways: peer-to-peer transfers, transactions on bitcoin or stocks, cash added from a debit card or bank account into a Cash App balance, and through direct deposits including recurring paychecks or one-time deposits. In 2022, each Cash App monthly transacting active brought in an average of $358 of inflows in a given month during the year. A transacting active is a Cash App account that has at least one financial transaction using any product or service within Cash App during the specified period. Certain of these accounts may share an alias identifier with one or more other transacting active accounts. This could represent, among other things, one customer with multiple accounts or multiple customers sharing one alias identifier (for example, families).

CASH APP MONTHLY TRANSACTING ACTIVES
1M
3M
7M
15M
24M
36M
44M
51M
DEC 2015
DEC 2016
DEC 2017
DEC 2018
DEC 2019
DEC 2020
DEC 2021
DEC 2022

CASH APP INFLOWS BY YEAR
$28B
$52B
$116B
$179B
$203B
2018
2019
2020
2021
2022

Our Products and Services

Square Ecosystem

Our Square ecosystem consists of more than 30 distinct software, hardware, and financial services products that provide cohesive Commerce, Customer Relationship Management, Staff Management, and Banking capabilities. Our products are designed to be self-serve and intuitive to make initial setup and new employee training fast and easy, although we also offer full-service setup and support. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and finances. Our open developer platform enables integrations with third-party applications as well. We monetize these products through a combination of transaction, subscription, and service fees.

The Square solution

A cohesive ecosystem of integrated software, hardware, and financial services

Staff

- Crew
- Timecards
- Payroll
- Team Mgmt
- Next Insurance
- WhenIWork
- Schedulicity
- TipJar
- Guideline
- Simply Insured
- 7Shifts
- Homebase

Customers

- On-Demand Delivery
- Seller-Powered Delivery
- Marketing
- Loyalty
- Afterpay
- Photo Studio
- Gift Cards
- Messages
- TikTok
- Uber Eats
- Doordash
- Google for Business
- Groupon
- MailChimp

Confirm Stock
SUPER HOT SALSA.
$10,752.98

Banking

- Loans
- Savings
- Checking

Commerce

- Online Checkout
- eCommerce APIs
- Invoices
- Order Manager
- Square for Restaurants
- In-Person APIs
- SkuIQ
- Wix
- Virtual Terminal
- Square Online
- Kitchen Display System
- Square for Retail
- Point of Sale
- Payments
- Terminal
- Appointments
- Marketman
- Spocket

- Square Capability
- First-Party Offering
- Third-Party Partner

Commerce

Square's commerce products help sellers make sales and track orders, inventory, and fulfillment across in-person and online channels, as well as first-party and third-party channels. Most software products have a free tier (without a subscription fee), which we monetize only through transaction fees on card payments. Most software products also have premium tiers with additional functionality, which we monetize through subscription fees in addition to transaction fees on payments.

•Square for Restaurants is a vertical solution tailored for both quick-service and full-service restaurants. It includes table, order, and course management; a kitchen display system; and revenue and cost reporting.

•Square Appointments is a vertical solution tailored for appointment-based businesses that need a point-of-sale application with integrated booking capabilities. Square Appointments includes a free online booking site so buyers can easily schedule appointments and select their preferred time, service, and staff member. It is also integrated with Square Assistant, an artificial intelligence-enabled automated messaging tool that responds to buyers efficiently and professionally, saving sellers' time and helping prevent missed appointments.

•Square for Retail is a vertical solution tailored for sellers in the retail industry. It includes advanced inventory management, cost of goods sold reporting, purchase orders, vendor management, and barcode scanning.

•Square Point of Sale is a general purpose point-of-sale application for businesses that need an easy-to-use, customizable point-of-sale solution that adapts across business types and stages.

•Square Online makes it easy to build a website and online store as well as sell on Instagram and Facebook. The online store is mobile responsive, delivering an app-like ordering experience on a buyer’s phone. With integrated support for QR code ordering, sellers can also streamline their in-store operations by posting the QR code and having their buyers order from their own phones. Fulfillment options include pickup, delivery managed by our sellers, and integrations with partner delivery platforms. Orders, items, inventory, and customer data stay in sync when selling both online and in-person.

•Square Online Checkout makes it easy to sell online without a website by allowing sellers to create a checkout link with only a name and price for their good or service.

•Square Invoices is a customizable digital invoicing solution with integrated and secure online payment acceptance. This eliminates the need to print and mail statements to customers and wait for checks to arrive. Sellers use Square Invoices for upcoming, recurring, or previously delivered goods and services, such as catering orders, contractor services, lessons, and retail orders. Square Invoices also lets sellers send estimates and collect partial payments for goods and services.

•Square Virtual Terminal allows sellers to use a computer as a card terminal. Sellers can take a payment, set up recurring billing, record sales, and send digital receipts for payments, including those made by check and bank transfer.

•Risk Manager gives sellers insight into online payment fraud patterns and enables them to set custom rules and alerts to manage risk. Machine-learning algorithms automatically identify fraud patterns and adapt to fit a seller's operations.

•Order Manager allows sellers to manage online orders that originate from Square Online, their own website on another platform, and third-party websites including online marketplaces such as DoorDash. Order Manager enables tracking open orders, managing prep times and busy times, and marking orders as completed.

•Payment APIs (application programming interfaces) and SDKs (software development kits) support in-person, online, and mobile payments. Square Reader SDK enables developers to seamlessly integrate Square hardware with a seller’s custom point of sale, allowing them to build unique checkout experiences such as self-ordering kiosks powered by Square’s managed payments service. With Square's online payments APIs, developers can integrate Square payments into a seller’s e-commerce website or online store. Square's In-App Payments SDK enables developers to build consumer mobile apps that use Square to process payments. These products are monetized primarily through transaction fees on payment volumes.

•Commerce APIs: Square offers more than 30 commerce APIs, through which developers can create and manage orders, subscriptions, product catalogs, inventory, customer profiles, employees, loyalty programs, gift cards, and more to build applications that enrich and integrate with Square's ecosystem of products. In addition, these APIs enable developers to build integrations with their existing business systems such as accounting, customer relationship management (“CRM”), employee management, and enterprise resource planning (“ERP”) software.

For card payments, Square acts as the merchant of record for the transaction as well as the payment service provider (“PSP”). As the merchant of record, Square is the party responsible for settling funds with the seller and helps manage transaction risk loss on behalf of the seller. Square’s managed payments offering for sellers includes payment dispute management, data security, and PCI compliance for a transparent transaction fee paid by sellers. Square has negotiated terms and entered into contractual arrangements directly with other service providers of transaction processing services, including the acquiring processors and card networks, and indirectly with issuing banks. These contracts include negotiated terms, such as more favorable pricing, that are generally not available to sellers if they were to contract directly with these sub-service providers. Square's position as the merchant of record helps us better serve our sellers. For example, as the merchant of record, we can more efficiently onboard new sellers through our website, leveraging our risk assessment models, and we have insights into transaction-level data that we use to inform our sellers and launch new products.

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

•Square Stand enables an iPad to be used as a payment terminal or full point-of-sale solution. It features an integrated contactless and chip reader.

•Square Reader for contactless and chip accepts EMV chip cards and NFC payments, enabling acceptance via Apple Pay, Google Pay, and other mobile wallets.

•Square Reader for magstripe enables swiped transactions of magnetic-stripe cards by connecting with an iOS or Android smartphone or tablet via the headphone jack or Lightning connector.

Customers

Square’s Customer capabilities help sellers grow their business. By linking customer data together with online and in-person commerce data, Square can offer sellers integrated omnichannel capabilities to acquire, engage, and retain customers. Square transaction data and reporting allows sellers to easily assess performance and return on investment. We typically monetize these products via service and software fees.

•Afterpay drives net new demand to sellers via discovery in the Afterpay app and has historically increased average conversion rates and average transaction sizes for new and existing customers across online and in-store channels.

•Square Loyalty helps sellers keep their buyers coming back. Buyers that enroll in a Square Loyalty program are twice as likely to be repeat customers and spend 50% more, on average.

•Square Marketing helps sellers drive traffic by sending emails or texts to promote in-store events, new products, last-minute deals, or seasonal offers. Sellers can set up recurring automated campaigns to welcome new customers, wish them a happy birthday, send abandoned-cart reminders, or reach out to lapsed customers.

•Square Gift Cards help sellers bring in new buyers when their customers purchase gift cards for their friends and family.

Staff

Square's staff management products give sellers digital tools to streamline their operations. These tools seamlessly integrate with other Square products eliminating the latent, time-consuming, and error-prone processes typically used to copy and sync data between disparate systems. We typically monetize these products via software fees.

•Square Team Management makes it easy to schedule staff and view team performance and sales analytics in real time. It also enables limiting access to Square software features per employee or role. The Square Team App enables team members to clock in and out, view and adjust their schedules, and see timecards, hours worked, and estimated pay from their mobile phone.

•Square Payroll makes it easy to pay employees in minutes. Payroll allows sellers to pay wages and associated employee taxes, and offer employee benefits (e.g. 401(k) accounts). The Square ecosystem drives competitive differentiation for our Payroll product with the ability to use Payroll in conjunction with our point-of-sale products, Team Management, and Cash App.

Banking

We offer a growing number of banking services that make it easier for sellers to manage cash flow and get faster access to funds.

•Square Loans (formerly Square Capital) facilitates loans to qualified Square sellers through our subsidiary Square Financial Services (“SFS”), which is an industrial loan corporation (“ILC"). Square Loans eliminates the lengthy (and often unsuccessful) loan application process. We are able to approve sellers for these loans by using our unique data set of the seller’s Square transactions to help facilitate loan underwriting and collections, which mitigates risks. The terms are straightforward for sellers, and once approved, they get their funds quickly, often the next business day. Generally, for loans to Square sellers, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are sized to be less than 20% of a seller's expected annual Square GPV and, by simply running their business, sellers historically have repaid their loan in less than nine months on average. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis, which mitigates our balance sheet and liquidity risk. Since its public launch in May 2014, Square Loans has facilitated more than 2.1 million loans and advances, representing more than $15.1 billion in principal amount loaned or advanced. This includes approximately 150,000 loans to small businesses representing more than $1.5 billion of Paycheck Protection Program (“PPP”) loans facilitated in 2020 and 2021, excluding canceled loans.

•Instant Transfer enables sellers to receive funds from their payments instantly or later that same day. Instant Transfer is an important tool for sellers that need faster access to their funds in order to better manage their cash flow or working capital.

•Square Checking provides sellers with an FDIC-insured account that gives them instant access to their sales and the ability to immediately use those funds via a debit card (Square Debit Card), withdraw funds from an ATM, or transfer funds via ACH.

•Square Savings is a high-yield business savings account, with no monthly fees or minimums, designed to make cash flow management easier for sellers. With Square Savings, sellers can easily and automatically put aside a portion of their sales in their savings account while also organizing their money within folders, streamlining the process of saving funds for specific goals and priorities, such as quarterly tax obligations.

Cash App Ecosystem

With Cash App, we are building an ecosystem of financial products and services that helps consumers manage their money by making it more relatable, instantly available, and universally accessible. Cash App is primarily in the United States and has a diverse set of customers across demographics and regions. We use our inflows framework to assess the performance of Cash App across actives, inflows per active, and the monetization rate on inflows.

Customers can use Cash App to inflow funds in a variety of ways, including by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service, transferring money from a bank account, depositing mobile checks, adding physical cash at participating retailers, and through other inflow channels. These funds can then be sent to another customer through the app, spent anywhere that accepts Visa cards, withdrawn from an ATM using the Cash App Card, invested in stocks or exchange-traded funds (“ETFs”), used to buy bitcoin, or transferred to a bank account (either instantly for a fee or for free in one to three days).

Inflows
Paper Checks
Direct Deposit
Cash-In
Taxes
Paper Money
P2P
Deposit BTC
Balance
Outflows
Instant Deposit
ATM
BTC
P2P
Cash App Card
Stocks
Revenue streams

We are investing in the following development pillars for Cash App to drive the business forward: Community, Financial Services, Crypto, Operating System, Trust, Commerce, and Global.

Community

Peer-to-peer payments form the basis of our Community development pillar because customers engage in financial transactions with other members of the Cash App community. When customers use peer-to-peer, they are inviting their friends, family, and coworkers to download Cash App so that they can send each other money. Peer-to-peer becomes more useful for our customers as their communities expand, so our customers are naturally incentivized to bring more people into their networks. We offer the peer-to-peer service to our Cash App customers for free when a linked debit account is used to fund a transaction, as we consider peer-to-peer to be a marketing tool to encourage Cash App usage. We charge a fee to the sender when transactions are funded using a credit card, and a fee to the recipient if it is a business account.

Instant Deposit was the first feature we started monetizing on Cash App. Customers are able to instantly transfer funds from Cash App to a bank account for a small fee. We believe our customer base values fast access to funds, and this speed is one example of how we differentiate our ecosystem.

Financial Services

Banking

•Cash App Card is a debit card linked directly to a customer’s Cash App balance. Customers can order a Cash App Card for free and use it anywhere that accepts Visa cards to make purchases, drawing down from the funds stored in their Cash App balance. Cash App earns interchange fees when individuals make purchases with their Cash App Card. Customers can select new or promotional Cash App Card designs for a fee, and can also withdraw funds from an ATM using the Cash App Card. In the fourth quarter of 2022, we launched gift cards, which allow customers to send gift cards at specific merchants to other customers and for recipients to spend them with their Cash App Card.

•Cash Boost is a free and instant rewards program that offers customers discounts at specific businesses (e.g., 10% off a purchase on DoorDash) or at certain business types (e.g., grocery stores). Customers can select the Cash Boost they want to apply to their Cash App Card through Cash App, and the discount is instantly applied to their Cash App balance for eligible transactions. Some Cash Boosts are selected and funded by Cash App, while others are funded by our partners. Costs related to the Cash Boost rewards program that are funded by Cash App are recognized as reductions to revenue.

•Direct deposit capabilities allow customers to receive their recurring paycheck, tax refund, or government disbursement into their Cash App account, which they can then use to send, spend, store, or invest the funds.

•Savings was launched in January 2023, allowing customers to hold a separate savings balance, and easily set and track towards financial goals. Customers can add money to savings using their Cash App balance, a linked debit card, or through Round Ups on purchases with Cash App Card.

Lending

We believe credit is an area within our financial services offerings where we can provide simple, fair, and accessible products that promote financial health. Cash App Borrow, our first credit product for consumers, allows customers to access short-term loans for a small fee. The product offers eligible Cash App customers up to $500 during a given month that they can pay back in scheduled installments or as a percentage of what they receive into Cash App. We determine a Cash App customer’s eligibility based on prudent risk management by using our unique data set that includes a customer’s inflows and engagement on Cash App. The average Cash App Borrow loan was repaid in less than four weeks in 2022.

Tax Preparation

In the first quarter of 2021, we launched Cash App Taxes, which provides a seamless, mobile-first solution for consumers to file their taxes for free.

Stock Brokerage

Customers can also use Cash App to invest their funds for free in U.S. listed stocks and ETFs. We believe this makes investing more accessible by giving customers access to hundreds of listed stocks and ETFs that they can purchase using their Cash App balance or a linked debit card for as little as $1. Once the order is filled, all investments are viewable through the stocks applet.

Crypto

Within Cash App, we have focused on developing two core product applications for bitcoin.

In early 2018, we started with a simple bitcoin exchange and custody solution that provides customers with an onramp and offramp to buy and sell bitcoin with Cash App for as little as $1 and a custodial account to store it securely without needing to keep track of any private keys. Over the past few years, we have added investing features including auto buys and custom limit orders. We also allow customers to use direct deposit to auto-convert their paycheck into bitcoin and earn instant bitcoin rewards on Cash App Card purchases.

We have also focused on payments through bitcoin. Given our network scale, we believe Cash App can help bitcoin evolve beyond an asset class to an investment that possesses real transactional utility, which is why we launched our offering in 2018 with the ability to deposit and withdraw bitcoin across the blockchain. We have since added the ability for customers to send bitcoin across the Cash App network to any phone number or $Cashtag, creating an easy-to-use off-chain network for bitcoin payments that settles instantly between transacting actives. We also allow U.S. actives to send and receive bitcoin to/from anyone with a compatible wallet via the Lightning Network. The Lightning Network is a second layer technology applied to the bitcoin blockchain that enables faster transactions with little to no fees.

Trust

We serve our customers through a broad suite of financial services, and earning their trust is a key factor in how we can deepen our financial relationship with them. This includes increasing our share of customers’ inflows for each service as well as expanding our customer base to serve a wider variety of demographics. We develop trust with customers by offering customers reliable, easy, and secure access to their accounts and convenient customer support. We also adapt the amount of funds a customer can bring in through specific channels based on risk profile, and as we improve our understanding of a customer’s identity. We believe building and maintaining deep trust with our customers will drive greater product adoption and increased inflows into our ecosystem.

Operating System

With Cash App's operating system, we are building the foundation for Cash App to become a scalable app encompassing a broad range of financial products and services. This includes building out shared frameworks, applications, and systems that can allow us to scale new services within one app and drive broader engagement across our offerings with a cohesive product experience.

Commerce

Cash App is focused on driving greater commerce between consumers and merchants.

On January 31, 2022, we completed the acquisition of Afterpay Limited ("Afterpay”), which is a global buy now, pay later ("BNPL") platform that facilitates commerce between retail merchants and consumers by allowing its retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. We acquired Afterpay to connect our Cash App and Square ecosystems and are integrating the BNPL platform into each ecosystem. Our BNPL platform will allow us to build out a marketplace in Cash App that acts as a shopping destination for consumers to search for merchants and find offers.

Launched in the third quarter of 2021, Cash App Pay is a simple, mobile-friendly way for Cash App customers to pay at merchants across online and in-person channels. As of December 2022, Cash App Pay is enabled for a subset of Square sellers that are using certain Square hardware and software products, as well as a subset of Afterpay merchants, and we intend on expanding it to other merchants over time. With Cash App Pay, Cash App customers can pay by simply scanning a QR code or tapping a button on their mobile device at checkout.

    Cash App allows business accounts to collect payments for their business by accepting peer-to-peer transactions for a fee, while allowing higher weekly limits and providing relevant tax reporting forms.

Global

We are expanding Cash App’s ecosystem by reaching more customers globally. Cash App primarily serves customers in the United States where the full breadth of its products are available, and also provides certain services to customers in Europe, primarily with Cash App in the United Kingdom and Verse in Spain.

In addition, we offer cross-border payments between the United States and the United Kingdom, allowing customers to instantly transfer funds between these countries using real-time exchange rates with no fees.

Connecting our Ecosystems

    As we scale our ecosystems, we are focused on investing in developing connections between our ecosystems. By creating more connections between our ecosystems, we have an opportunity to increase the resilience of our overall company.

BNPL Platform

Our BNPL platform serves as a connection point between our Square and Cash App ecosystems as we build out a marketplace that acts as a shopping destination for consumers to search for merchants and find offers. Our BNPL platform provides consumers the ability to get desired items now but pay for them later, while simultaneously helping merchants increase sales and order values. We have a range of products across our BNPL platform.

•Pay in 4: Through the use of our BNPL platform, consumers can split their purchases into generally three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). We pay retail merchants the full order value up front (less a percentage fee) and assume the risk of non-payment from the consumer.

•Monthly Payment Solution: In October 2022, we also launched the ability for consumers to pay for larger transaction sizes over a six- or twelve-month period using a monthly payment option. The structure of the product includes no late fees and no compounding interest with a cap on total interest owed.

•Advertising and affiliate: Our BNPL platform generates hundreds of millions of leads each year for merchants and has channeled this demand towards scaling an ads and affiliate program for its merchants: for affiliate relationships, we are paid a commission when a consumer begins their shopping journey in the Afterpay App and makes a purchase. We may also receive digital advertising revenue based on clicks to a merchant site from the Afterpay App as well as flat fees for premium ad placements.

•Shop directory: We operate an online shop directory, which allows consumers to search by product category for stores that offer Afterpay as a payment option.

•Afterpay Card, Afterpay Plus Card: We offer two in-store cards that allow consumers to pay in 4 for in-person transactions at a merchant’s point of sale. The Afterpay Card allows consumers to shop in-store at Afterpay merchants and is free for the consumer. The Afterpay Plus Card is currently available to select Afterpay consumers for a monthly fee and allows them to shop in-store anywhere that Apple Pay or Google Pay is accepted.

We have been integrating our BNPL platform into our Cash App and Square ecosystems, strengthening the connection between these ecosystems, expanding access to more sellers and consumers, and helping drive more commerce between our sellers and consumers. Our BNPL platform has been integrated into Square’s online and in-person checkout solutions, strengthening Square’s omnichannel platform. Consumers will be able to manage their installments and repayments directly within Cash App, with the ability to drive increased engagement, while the commerce discovery from the Afterpay App will be integrated with Cash App to help drive lead generation for merchants and customer engagement. We intend to enable greater search and discovery within Cash App, building new and stronger connections between merchants and consumers. The financial results from our BNPL platform have been allocated equally to the Cash App and Square segments.

Sales and Marketing

Square Ecosystem

The Square ecosystem has a strong brand affinity among its sellers. Our Net Promoter Score (“NPS”) has averaged nearly 61 over the past four quarters, which is approximately double the average score for banking providers. Our high NPS means Square sellers recommend our services to others, which we believe strengthens the Square brand and helps drive efficient customer acquisition.

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

In addition to direct channels, we work with third-party developers and other partners who offer our solutions to their customers. Partners expand our addressable market to sellers with individualized or industry-specific needs. Through the Square App Marketplace, Square partners are able to expand their own addressable market by reaching the millions of sellers using Square. As of December 31, 2022, Square had more than 900 managed partners connected to its platform.

Cash App Ecosystem

Cash App has also developed a strong brand, which can be traced back to our compelling features, self-serve experience, unique design, and engaging marketing.

Peer-to-peer transactions serve as the primary acquisition channel for Cash App. Peer-to-peer transactions have powerful network effects as every time a customer sends or requests money, Cash App can potentially acquire a new customer or re-engage an existing customer. We have enhanced the efficiency of peer-to-peer transfers by streamlining the onboarding process for Cash App, enabling customers to sign up in minutes. We offer the peer-to-peer service to our Cash App customers for free, and we consider it to be a marketing tool to encourage the usage of Cash App. We do not generate revenue on the majority of peer-to-peer transactions and for these transactions we characterize card issuance costs, peer-to-peer costs, and risk loss as a sales and marketing expense.

Cash App also uses paid marketing, including referrals, advertising spend, partnerships, and social media campaigns, to expand its network, as these programs help reach new customers, enhance its brand, and improve retention among existing customers.

Additionally, we see the launch and advertising of new Cash App features as an important way to attract new customers. Features such as Cash App Card and Boost rewards, bitcoin buying and selling, investing in stocks and ETFs, cross-border payments, Cash App Pay, and a tax preparation service enhance Cash App’s utility for customers and provide reasons for consumers to try Cash App.

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

In our Square ecosystem, this technology platform enables us to capture and analyze billions of transactions per year and automate risk assessment for more than 99.95% of all transactions. Our hardware is designed and developed in-house, and we contract with third-party manufacturers for production.

Our Competition

Square Ecosystem

The markets in which our Square ecosystem operates are competitive and evolving. Our competitors range from large, well-established vendors to smaller, earlier-stage companies. We seek to differentiate ourselves from competitors primarily on the basis of our extensive commerce ecosystem and our focus on building remarkable products and services that are cohesive, fast, self-serve, and elegant. In addition, we differentiate ourselves by offering transparent pricing, no long-term contracts, and our ability to innovate and reshape the industries we operate in to expand access to traditionally unserved or underserved sellers. With respect to each of these factors, we believe that we compare favorably to our competitors. Competitors that overlap with certain functions and features that we provide include:

•Pen and paper, manual processes, and paper currency;
•Business software providers such as those that provide point of sale, website building, inventory management, employee management, customer relationship management invoicing, and appointment booking solutions;
•Payment terminal vendors;
•Merchant acquirers;
•Banks that provide payment processing, checking, savings, loans, and payroll;
•Payroll processors; and
•Established or new alternative lenders.

Cash App Ecosystem

Cash App competes with other companies in the peer-to-peer payments, debit and prepaid cards, credit card rewards, stock trading, tax filing, digital wallet, bitcoin exchanges, and shopping and consumer demand generation spaces. Our competitors include money transfer apps, prepaid debit card offerings, brokerage firms, tax firms, financial technology apps, banks, and crypto trading services.

We compete primarily on our differentiated lifestyle brand, the breadth of our network, the range of products in our ecosystem, and the simplicity and quality of our customer experience. We invest in brand, design, and technology to keep our products fast and simple, while also improving and expanding our features.

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

Government Regulation

Foreign and domestic legal requirements apply to many key aspects of our business. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, monetary penalties, and constraints on our ability to continue to operate. It is also possible that current or future laws or regulations could be interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures from us.

Payments Regulation

Various laws and regulations govern the payments industry in the United States and globally. For example, certain jurisdictions in the United States require a license to offer money transmission services, such as Cash App’s peer-to-peer payments, and we maintain a license in each of those jurisdictions and comply with new license requirements as they arise. We are also registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network ("FinCen"). These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies.

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

Lending Regulation

Various laws and regulations govern lending in the United States and internationally. In the United States, Square Capital, LLC holds and maintains lending and collections licenses with state regulators to support lending products offered across the United States. Afterpay US Services, LLC holds and maintains lending licenses to support its product offerings. These lending licenses subject us to the supervision and examination authority of state regulators, and our partnerships with FDIC-insured financial institutions to offer certain lending products to customers subjects us to federal regulatory supervision.

Outside the United States, we provide localized versions of some of our lending services to customers, including through our various foreign subsidiaries. The activities of our foreign subsidiaries are, or may be, supervised by regulatory authorities in the jurisdictions in which they operate. For example, we hold an Australian Credit Licence issued by the Australian Securities and Investments Commission.

Our lending services may be, or may become, subject to regulation by other applicable authorities or jurisdictions, and the laws and regulations applicable to the lending industry in any given jurisdiction are always subject to interpretation and change.

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

Seasonality

Historically, for our Square ecosystem transaction-based revenue has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners. In 2020 and 2021, typical seasonality trends for the Square ecosystem were impacted as a result of the COVID-19 pandemic and related shelter-in-place restrictions.

Historically, our Cash App ecosystem has experienced improvements in revenue and gross profit related to the distribution of government funds as customers have deposited more funds into Cash App during these times, including during the first quarter when U.S. tax refunds are typically distributed. During the year ended December 31, 2022, typical seasonality trends for the Cash App ecosystem were impacted by a decline in bitcoin revenue. The primary drivers of bitcoin revenue are customer demand and the current market price of bitcoin, and as such, may not be indicative of future performance and skew typical seasonality trends in the Cash App ecosystem.

Human Capital

Our employees are a driving force behind our purpose of economic empowerment. Attracting, developing, and retaining top talent remain a focus in the development of our human capital programs. As of December 31, 2022, we had 12,428 full-time employees worldwide with 3,074 full-time employees outside the US. We also engage temporary employees and consultants as needed to support our operations.

We have a purpose-driven culture, with a focus on employee input and well-being, which we believe enables us to attract and retain exceptional talent. We offer learning and development programs for all employees, as well as a robust manager training program. Employees are able to actively voice their questions and thoughts through many internal channels, including our company townhall meetings and bi-annual employee engagement surveys. While we have been in support of a distributed work model for years, in the COVID-19 pandemic we were able to increase our focus on this model more quickly. For Block, the distributed work model means that we no longer have a designated headquarters location and, for the vast majority of roles, employees have the flexibility to work within or outside a Block office space. This model has unlocked opportunities to hire and retain talent in more locations, as we can hire employees in locations where we do not have office space, and employees can continue to work for us if they need or want to relocate.

A key focus of our human capital management approach is our commitment to promoting inclusion and diversity in our workplace. In 2022, we equipped managers with tools to build and lead inclusive teams, expanded professional development opportunities for employees from traditionally underrepresented backgrounds, and continued to elevate diversity as a central component of our recruiting strategy. Each year, we publish our workforce demographics to show how far we have come, where there is room to grow, and how our workforce is evolving. The 2022 report is available at: https://block.xyz/inclusion/workforce-data-2022. The contents of the report and our websites are not incorporated by reference into this Annual Report on Form 10-K.

From a total rewards perspective, Block offers a competitive compensation and benefits package, which is reviewed and updated each year. Our annual compensation planning coincides with our feedback cycle during which employees and managers have performance conversations to facilitate learning and career development. As part of our compensation review program, pay equity analyses are conducted annually.

Corporate Information

Block was incorporated in Delaware in June 2009. In 2020, we adopted a distributed work model and we no longer have a designated headquarters location. Our telephone number is (415) 375-3176. Our website is located at www.block.xyz, and our investor relations website is located at investors.block.xyz. The information contained in, or accessible through, our website is not part of or incorporated into, this Annual Report on Form 10-K.

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

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (SEC). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes, before making any investment decision with respect to our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•competition in our markets and industry;
•risks related to disruptions in the cryptocurrency market;
•any acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions that we may undertake;
•the ongoing integration of Afterpay with our business;
•additional risks related to our majority interest in TIDAL;
•expanding our business globally;
•risks related to our BNPL platform;
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
•any inability to secure financing on favorable terms, or at all, or comply with covenants in our existing credit agreement, the indentures, or future agreements;
•our ability to service our debt, including our convertible notes and our senior notes;
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
•complex and evolving regulations and oversight related to privacy, data protection, and information security;
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
•the dual-listing of our Class A common stock on the NYSE and our CHESS Depositary Interests ("CDIs") on the Australian Securities Exchange ("ASX");
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

Our rate of revenue growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Additionally, our rate of revenue growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, the impact on our network of other customers choosing whether to use Cash App, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

The growth of our business depends in part on our existing sellers and customers expanding their use of our products and services. If we are unable to encourage broader use of our products and services within each of our ecosystems by our existing sellers and customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and customers, to encourage sellers and customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in our business in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful on the expected timeline or at all, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest in our business. Thus, we may not be able to maintain profitability.

During the year ended December 31, 2022, we generated a net loss of $540.7 million. As of December 31, 2022, we had an accumulated deficit of $568.7 million.

We intend to continue to make investments in our business, including with respect to our employee base; sales and marketing; development of new products, services, and features; acquisitions; infrastructure; expansion of international operations; and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. Moreover, businesses we acquire may have different profitability than our existing business, which may affect our overall profitability, particularly until we are able to realize expected synergies. For example, prior to its acquisition, Afterpay historically generated net losses. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

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

The introduction and promotion of new products and services, as well as the promotion of existing products and services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Facebook, or Twitter. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brands more expensive or more difficult. If we are unable to market and promote our brands on third-party platforms effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire sellers for Square. Our ability to acquire new sellers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our brands and deter customers from adopting our services or our products. Partners and influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflect poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and profitability.

We have grown the proportion of revenue from newer products and services in each of the Cash App and Square segments and we intend to continue to broaden the scope of products and services we offer. However, we may not be successful in maintaining or growing our current revenue, or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will continue to grow in revenue or contribute to our profitability. Our offerings may present new and difficult technological, operational, and regulatory risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. For example, some of our Cash App products are intended to make investing in certain assets, such as bitcoin, stocks, and exchange-traded funds, more accessible. However, as a result, our customers who use these Cash App products may experience losses or other financial impacts due to, among other things, market fluctuations in the prices of bitcoin and stocks. If our customers are adversely affected by such risks, they may cease using Cash App altogether and our business, brand, and reputation may be adversely affected. Moreover, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Our expansion into newer markets may not lead to growth and may require significant investment of financial resources and of management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, as well as developments in cryptocurrencies and in tokenization, which replaces sensitive data (e.g., payment card information) with symbols (tokens) to keep the data safe.

These new and evolving services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Our ability to develop new products and services may be inhibited by industry-wide standards, payment card networks, existing and future laws and regulations, resistance to change from our customers, which includes our sellers and their customers, or third parties’ intellectual property rights. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on our efforts in a timely manner or at all.

Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards, and our ability to provide products and services that are tailored to specific needs and requirements of our customers. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

Substantial and increasingly intense competition in our markets and industry may harm our business.

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. For example, a number of competitors offer BNPL products similar to Afterpay’s. Existing competitors and new entrants in the BNPL space have engaged in, and may continue to engage in, aggressive consumer acquisition campaigns, may develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode our existing market share in the BNPL space and may hinder our expansion into new markets. In addition, mergers and acquisitions by, and collaborations between, the companies we compete against may lead to even larger competitors with more resources.

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

Disruptions in the cryptocurrency market subject us to additional risks.

Recent financial distress in the cryptocurrency market, such as bankruptcies filed by certain cryptocurrency market participants, has increased uncertainty in the global economy. There is no certainty that the measures we have taken will be sufficient to address the risks posed by the downstream effects of continued financial distress in the cryptocurrency market, and we may experience material and adverse impacts to our business as a result of the global economic impacts of such financial distress, including the loss of customer trust in cryptocurrencies, including bitcoin, and any recession or economic downturn that has occurred or may occur in the future.

The ultimate impact of the financial distress in the cryptocurrency market will depend on future developments, including, but not limited to, the downstream effects of the bankruptcies filed by certain cryptocurrency market participants, its severity, and the actions taken by regulators to address its impact. If the cryptocurrency environment further deteriorates, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of Cash App and our results of operations may be adversely impacted.

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin, subject us to additional risks related to any further disruption in the cryptocurrency markets and the resulting impact on customer and investor behavior. For example, any further deterioration in the cryptocurrency markets may have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of cryptocurrencies or the cryptocurrency markets.

Acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions we enter into could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest in, businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

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

•we may not realize the expected benefits or synergies from the transaction in the expected time period, or at all, which may result in impairment charges or other negative impacts to our business;

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

The ongoing integration of Afterpay could disrupt our business and adversely affect our future results of operations.

Our ability to benefit from our acquisition of Afterpay depends on the successful integration of Afterpay with our business. The integration of Afterpay is complex and time consuming and there can be no assurance that the integration will be completed effectively or in a timely manner.

Difficulties that we have encountered and may continue to encounter in the integration process include the following:

•challenges and difficulties associated with managing the larger, more complex, combined company;

•conforming standards and controls and consolidating corporate infrastructures between the companies;

•integrating personnel from the two companies while maintaining focus on developing, producing and delivering consistent, high quality products and services;

•loss of key employees;

•coordinating geographically dispersed organizations;

•addressing differences in business backgrounds, corporate cultures, and management philosophies;

•potential unknown liabilities and unforeseen expenses;

•our ability to deliver on our strategy, including integrating our BNPL platform into our Cash App and Square ecosystems and strengthening the connection between these ecosystems; and

•the diversion of management’s attention caused by integrating the companies’ operations.

TIDAL represents a new line of business for us and subjects us to different risks and uncertainties.

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

We expect that operation of our TIDAL business will require continued investment in operating expenses, headcount, and executive time and attention, none of which will ensure that we will be successful. If we fail to successfully operate and grow our TIDAL business, we will not realize the benefits anticipated when we acquired a majority interest in the business, and any such failure could result in adverse effects on our business and financial results, including substantial impairment charges.

Expanding our business globally subjects us to new challenges and risks.

We offer our services and products in multiple countries and plan to continue expanding our business further globally. Our acquisition of Afterpay expanded our global presence. Expansion, whether in our existing or new global markets, will require additional resources and new or expanded controls, and offering our services and products in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion, and the ongoing operation of our global business, subject our business to substantial risks, including:

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

Our BNPL platform increases our exposure to consumer defaults, bad transactions, and merchant insolvency.

Revenue generated from BNPL products depends on our ability to recoup the purchase value of the goods or services that consumers have purchased using our BNPL platform. Although we rely on technology to assess consumers’ repayment capability for our BNPL products, there can be no guarantee that such processes will always accurately predict repayments. Miscalculation of consumers’ repayment ability or a material increase in repayment failures, whether due to the current inflationary environment, the possibility of a recession, market volatility, or otherwise, may adversely impact our results of operations, profitability and prospects. In addition, if consumers who have purchased products or services using our BNPL platform do not receive the products or services, they may cease payment on their outstanding balances or request a refund on previous payments, and our business may be negatively impacted.

The performance of our BNPL platform depends also on the sales of products and services by retail merchants. Merchants’ sales may decrease as a result of factors outside of their control, including deteriorating macroeconomic conditions and supply chain disruptions. If a merchant closes some or all of its locations, ceases its operations, or fails to deliver goods or services to our consumers, the merchant may not be able to reimburse us for chargebacks or refunds or may not be able to repay the funds we have advanced to them, all of which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a merchant deteriorates significantly such that the merchant becomes subject to a bankruptcy proceeding, we may not be able to recover any amounts due to us from the merchant, and our financial results would be adversely affected.

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

We intend to continue to explore other products, models, and structures for Square Banking. For example, we recently made the Square Credit Card available to some of our sellers. Some models or structures of Square Banking may require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. The licenses required in connection with our lending program and other activities related to the Square Banking program subject us to reporting requirements, bonding requirements, and inspection by applicable state regulatory agencies. Should we fail to expand and evolve Square Banking in a successful manner, or should these new products, models or structures, or new regulations or interpretations of existing regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.

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

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects and errors in our customer-facing software and hardware, internal systems, external facing communications, manual processes, and technical integrations with third-party systems, and new errors or vulnerabilities may be introduced in the future. If there are such errors or defects in our software, hardware, systems, or external facing communications, including as a result of human errors, our customers’ experience with us may be negatively impacted, and we may face negative publicity and harm to our brand and reputation, government inquiries or investigations, claims and litigation. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited, and it is uncertain what effect such diminished control will have on the quality of our products. If there are defects in the manufacture of our hardware products, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

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

We hold bitcoin on behalf of ourselves and other parties such as our customers and our trading partners. Bitcoin can be accessed by the possessor of the unique cryptographic keys relating to the digital wallet in which the bitcoin is held. While the bitcoin and blockchain ledger require a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third-party from accessing the bitcoin held in such digital wallet. To the extent any of our private keys are lost, destroyed, or otherwise compromised and no backup of such private key is accessible, we will be unable to access the bitcoin we hold on behalf of ourselves and other parties. The vast majority of bitcoin we hold for ourselves and our customers is held in offline and air-gapped cold storage. To facilitate transactions, we hold a small portion of bitcoin in a networked hot wallet. At times, we may also utilize third-party custodians to custody our bitcoin or a portion of the bitcoin held for our customers on our behalf.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, changing and uncertain economic, geopolitical and regulatory environment, and anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts, and we will need to continue developing and improving our existing risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, such as Square Banking, BNPL, and Cash App Borrow, expand existing services, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, we recently made certain Cash App functions available to customers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

While we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Additionally, the recent global supply chain disruptions and shortages related to the COVID-19 pandemic have negatively affected sellers' ability to deliver goods and services on time or at all, which increases the risk of chargebacks. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. In addition, if more of our sellers, or a number of our larger sellers, become insolvent or bankrupt as a result of the global economic downturn, our potential losses from chargebacks and refunds may increase and exceed our reserves, in which case we may suffer financial losses and our business may be adversely affected. Moreover, since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

We are dependent on payment card networks and acquiring processors, and any changes to their rules or practices could harm our business.

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. For a majority of our transactions, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach their agreements with us, may terminate their agreements with us if they believe we have breached them, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

The payment card networks and our acquiring processors require us to comply with payment card network operating rules, including special operating rules that apply to us as a “payment facilitator” providing payment processing services to merchants. The payment card networks set these network rules and have discretion to interpret the rules and change them at any time. Changes to these network rules or how they are interpreted could have a significant impact on our business and financial results. For example, changes in the payment card network rules regarding chargebacks may affect our ability to dispute chargebacks and the amount of losses we incur from chargebacks. Any changes to or interpretations of the network rules that are inconsistent with the way we or our acquiring processors currently operate may require us to make changes to our business that could be costly or difficult to implement. If we fail to make such changes or otherwise resolve the issue with the payment card networks, the networks could fine us or prohibit us from processing payment cards. In addition, violations of the network rules or any failure to maintain good relationships with the payment card networks could impact our ability to receive incentives from them, increase our costs, or otherwise harm our business. If we were unable to accept payment cards or were limited in our ability to do so, our business would be materially and adversely affected.

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

Our future success is significantly dependent upon the continued service of our executives and other key employees. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could disrupt our business and growth.

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Historically, equity awards have been a key component of our employee compensation, and as a result, any decline in the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Furthermore, our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to add and retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.

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

Many of the key components used to manufacture our products, such as the custom parts of our magstripe reader, come from limited or single sources of supply. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. For example, a single manufacturer assembles our magstripe reader and our contactless and chip reader, as well as manufactures those products’ plastic parts with custom tools that we own but that the manufacturer maintains on its premises. The term of the agreement with that manufacturer automatically renews for consecutive one-year periods unless either party provides notice of non-renewal. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require. For example, pursuant to a development and supply agreement, a component supplier provides design, development, customization, and related services for components of the magnetic stripe-reading element in some of our products. The term of the agreement renews for consecutive one-year periods unless either party provides notice of non-renewal. Similarly, a component provider develops certain application-specific integrated circuits for our products pursuant to our designs and specifications. The term of our agreement with this provider renews for successive two-year terms unless either party provides notice of non-renewal.

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

We invest broadly in our business, and such investments are partially driven by our expectations of the future success of a product. Our ability to accurately forecast demand for our products could be affected by many factors, including an increase or decrease in demand for our products or for our competitors’ products, and changes in general market or economic conditions.

If we underestimate demand for a particular product, our contract manufacturers and suppliers may not be able to deliver sufficient quantities of that product to meet our requirements, and we may experience a shortage of that product available for sale or distribution. If we overestimate demand for a particular product, we may experience excess inventory levels for that product and the excess inventory may become obsolete or out-of-date. Excess inventory may also result in inventory write-downs or write-offs and sales at further discounted prices, which could negatively impact our gross profit and our business.

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

Our TIDAL business depends upon maintaining complex licenses with copyright owners, and it is difficult to estimate the amount payable under our license agreements.

Under TIDAL’s license agreements and relevant statutes, we must pay all required royalties to record labels, music publishers, and other copyright owners in order to stream, distribute, and display content. The determination of the amount and timing of such royalty payments is complex and subject to a number of variables, including the type of content accessed, the country in which it is accessed, the service tier such content is streamed on, the identity of the license holder to whom royalties are owed, the current size of our subscriber base, the applicability of any most favored nations provisions, and any applicable fees, waivers, and discounts, among other variables. We may underpay/under-accrue or overpay/over-accrue the royalty amounts payable to record labels, music publishers, and other copyright owners. Failure to accurately pay our royalties may damage our business relationships, our reputation, and adversely affect our business, operating results, and financial condition.

Economic, Financial, and Tax Risks

A deterioration of general macroeconomic conditions could materially and adversely affect our business and financial results.

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. We serve sellers across a variety of industry verticals and in an economic downtown, certain verticals, particularly those that may be viewed as discretionary by consumers, may be impacted to a greater degree than others, which may harm our business and financial results.

Even after the impacts of the COVID-19 pandemic have subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the worldwide supply chain disruption, availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. In addition, inflation has impacted and may continue to impact consumer spending and the economy as a whole. As a result of economic conditions, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer BNPL products and consumer loan products, such as Cash App Borrow, those customers may also be disproportionately adversely affected by economic downturns, which could cause loss rates on such products to increase.

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

We are currently subletting some of our office space. An economic downturn or our work-from-home practices may cause us to need less office space than we are contractually committed to leasing. If we are unable to successfully sublease any unused office space, or if we are unable to successfully terminate any of our leasing commitments, we may incur losses or recognize impairment charges in connection with the unused office space.

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

Following our acquisition of Afterpay, we assumed Afterpay’s financing arrangements with financial institutions in Australia, New Zealand, the United States and the United Kingdom (collectively, the “Warehouse Facilities”). We use the Warehouse Facilities to partly fund our BNPL platform. The terms of the Warehouse Facilities contain covenants that may be triggered in certain situations (such as non-repayments on consumer borrowings exceeding certain monetary thresholds or key management resigning), which may negatively impact our ability to obtain additional funding under the Warehouse Facilities. If certain events of default occur under the Warehouse Facilities, we may not be able to draw future funding from those Warehouse Facilities or the debt outstanding under the Warehouse Facilities may be accelerated and our business and financial results could be adversely impacted.

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility or our senior notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our Senior Notes, our other outstanding indebtedness, including our 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable.

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

As of December 31, 2022, we had $460.6 million outstanding aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, and $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

Prior to February 15, 2023, in the case of the 2023 Convertible Notes; December 1, 2024, in the case of the 2025 Convertible Notes; February 1, 2026, in the case of the 2026 Convertible Notes; and August 1, 2027, in the case of the 2027 Convertible Notes; the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. After February 15, 2023, the 2023 Convertible Notes are convertible at the option of the holders thereof until the second scheduled trading day immediately preceding May 15, 2023, the maturity date. Whether the Convertible Notes of any series will be convertible following a calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to make cash payments in respect of the Convertible Notes being converted unless we elect to deliver solely shares of our Class A common stock to settle such conversion. We currently expect to settle future conversions of our Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

In addition, holders of each series of Notes also have the right to require us to repurchase all or a portion of their Notes of such series upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, or at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, as applicable. If the Notes of any series have not previously been converted or repurchased, we will be required to repay such Notes in cash at maturity.

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

As of December 31, 2022, we have made cumulative investments in bitcoin of $220.0 million. We may make additional bitcoin purchases in the future. The price of bitcoin has been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of the bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

Moreover, bitcoin currently is considered an indefinite-lived intangible asset under current applicable accounting rules, meaning that any decrease in its market value below our book value for such asset at any time subsequent to its acquisition will require us to recognize impairment charges, whereas we may make no upward revisions for any market price increases until a sale, which may adversely affect our operating results in any period in which such impairment occurs. We have recorded several such impairment charges. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our bitcoin, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

We are exposed to fluctuations in foreign currency exchange rates.

Following our acquisition of Afterpay, our international operations account for a more significant portion of our overall operations and our exposure to fluctuations in foreign currency exchange rates has increased significantly, which could have a negative impact on our reported results of operations. From time to time, we may enter into forward contracts, options, and/or foreign exchange swaps related to foreign currency exposures that arise in the normal course of our business. These and other such hedging activities may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% for large multinational companies starting in 2023. Additionally, under the agreement, new rules have been introduced that will result in the reallocation of certain profits from large multinational companies to market jurisdictions where customers and users are located. On December 12, 2022, the EU Council unanimously agreed to implement the 15% global minimum tax rate, which EU member countries are required to adopt into their respective tax codes by the end of 2023. Although certain implementation details have yet to be developed and the enactment of these changes has not yet taken effect, these changes may have adverse tax consequences for us.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which introduced, among provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax, as well as the potential application of the share repurchase excise tax, may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales & use taxes, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments, such as Cash App, to report payments for goods and services on Form 1099-K when those transactions total $600 or more in a year for a given seller. This reporting requirement applies to Cash for Business accounts, not personal Cash App accounts. The new threshold is currently expected to apply to transactions occurring in 2023, subject to any changes implemented by the IRS. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of December 31, 2022, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau, and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators. As we expand into new jurisdictions, or expand our product offerings in existing jurisdictions, the number of foreign regulations and regulators governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Laws, regulations, and standards are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions.

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, it may be technically infeasible to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of cryptocurrency and crypto platforms is an evolving area, and we could become subject to additional legislation or regulation in the future. For example, Louisiana’s virtual currency regulatory scheme became effective on January 1, 2023 and requires covered entities, such as Block, to obtain a license to continue its feature permitting customers to buy and sell bitcoin. It is possible that other states may also issue similar licensing requirements. As another example, the Financial Crimes Enforcement Network (“FinCEN”) has issued a proposed rule that would require cryptocurrency providers like us to keep additional records of and file additional reports to FinCEN of certain cryptocurrency transaction information. There are substantial uncertainties on how these proposed requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these requirements should FinCEN finalize this rule as proposed. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, reputational harm, and other consequences. Further, we might not be able to continue operating the feature in Cash App, at least in current form, or might need to make other changes to our business, our products or our services, which could cause the price of our Class A common stock to decrease.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or other developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. Both the EU and the U.K. have issued updated SCCs that are required to be implemented. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. In the U.K., the Data Protection Act and legislation referred to as the UK GDPR substantially enact the EU GDPR into U.K. law, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Commission has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection regulator published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. The French and Italian data protection regulators have adopted similar decisions. Other data protection regulators in the EU increasingly are focused on the use of online tracking tools. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and became effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements relating to personal information of California residents, and provide for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. More generally, privacy, data protection, and information security continues to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. Various states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA. For example, Virginia enacted the Virginia Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in July 2021, Utah enacted the Utah Consumer Privacy Act in March 2022, and Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring in May 2022. All of these are comprehensive privacy statutes that will become effective in 2023 and share similarities with the CCPA, the CPRA, and legislation proposed in other states. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. Laws and regulations directed at privacy, data protection, and information security, and those that have been applied in those areas, can be challenging to comply with and may be subject to evolving interpretations or applications. In particular, with laws and regulations such as the GDPR in the EU and the CCPA, CPRA, and other laws in the U.S. imposing new and relatively burdensome obligations, and with the interpretation and application of these and other laws and regulations subject to evolving and uncertain interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving legal or regulatory requirements, industry standards, or contractual obligations could result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, and fines, penalties and other liabilities, may harm our reputation and competitive position, and may cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

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

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, BNPL lending, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party copyrights, patents, trademarks, and other intellectual property rights. For example, in December 2021, H&R Block filed a lawsuit against us for trademark infringement following our name change to Block. If any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may have to seek a license to continue practices found to be in violation of a third-party’s rights, or we may have to change or cease certain practices. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

As a licensed money transmitter, we are subject to important obligations and restrictions.

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the United States and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the European Union, the United Kingdom, and Australia. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

We are subject to a number of regulatory risks in the BNPL space.

Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets. The regulation of BNPL products is still an evolving area, and it is possible that other states or countries pass new or additional regulations that could adversely impact the way we operate our BNPL platform, at least in its current form. With the geographic expansion of our BNPL platform into new markets, we may also become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to BNPL products. In addition, the Consumer Financial Protection Bureau (“CFPB”) recently announced plans to regulate companies offering BNPL products. Increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Our inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations.

Our subsidiary Cash App Investing is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds by users of our Cash App through a third-party clearing and carrying broker, DriveWealth LLC (“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore, Cash App Investing is subject to regulation, examination, and supervision by the SEC, FINRA, and state securities regulators. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s regulatory obligations. However, appropriately addressing Cash App Investing’s regulatory obligations is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Cash App Investing also relies on various third parties, including DriveWealth, to provide services, including managing and executing customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or Cash App Investing.

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

On March 1, 2021, Square Financial Services received its deposit insurance from the FDIC and charter approval from the Utah Department of Financial Institutions and became operational. The Federal Deposit Insurance Act requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services have initial paid in capital of not less than approximately $56 million, and at all times meet or exceed the regulatory capital levels required for Square Financial Services to be considered “well capitalized” under the FDIC’s prompt corrective action rules. The regulatory total capital and leverage ratios of Square Financial Services during the first three years of operation may not be less than the levels provided in Square Financial Services’ business plan approved by the FDIC. Thereafter, the regulatory capital ratios must be annually approved by the FDIC, and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If Square Financial Services' total capital or leverage ratios fall below the levels required by the FDIC, we will need to provide sufficient capital to Square Financial Services so as to enable it to maintain its required regulatory capital ratios. If the FDIC were to increase Square Financial Services’ capital requirements, it could negatively impact our business and operations and those of Square Financial Services.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") effected significant changes to U.S. financial regulations and required rule making by U.S. financial regulators including adding a new Section 13 to the Bank Holding Company Act known as the Volcker Rule. The Volcker Rule generally restricts certain banking entities (such as Square Financial Services) from engaging in proprietary trading activities and from having an ownership interest in or sponsoring any private equity funds or hedge funds (or certain other private issuing entities). The current activities of Square Financial Services have not been and are not expected to be materially affected by the Volcker Rule. Nevertheless, we cannot predict whether, or in what form, any other proposed regulations or statutes or changes to implementing regulations will be adopted or the extent to which the business operations of Square Financial Services may be affected by any new regulation or statute. Such changes could subject our business to additional compliance burden, costs, and possibly limit the types of financial services and products we may offer.

Square Financial Services is also subject to the requirements in Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W, which regulate loans, extensions of credit, purchases of assets, and certain other transactions between an insured depository institution (such as Square Financial Services) and its affiliates. The statute and regulation require Square Financial Services to impose certain quantitative limits, collateral requirements, and other restrictions on “covered transactions” between Square Financial Services and its affiliates and requires all transactions be on “market terms” and conditions consistent with safe and sound banking practices.

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

Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: climate action, social impact, employees and culture, and corporate governance, and we publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to increasing the diversity of our workforce and one of our climate change goals is to have net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we have to revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. To the extent that our required and voluntary disclosures about ESG matters increase, we could also be criticized for the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted. In addition, regulatory requirements with respect to climate change and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52.93% of the voting power of our combined outstanding capital stock as of December 31, 2022. Our executive officers and directors and their affiliates held approximately 54.76% of the voting power of our combined outstanding capital stock as of December 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Our Class A common stock is listed for trade on the NYSE and as CDIs on the ASX. Dual-listing may result in price variations between the exchanges due to a number of factors. Our Class A common stock is traded in U.S. dollars on the NYSE and our CDIs are traded in Australian Dollars on the ASX. The two exchanges also have differing vacation schedules. Differences in the trading schedules, as well as volatility in the exchange rate of the two currencies, among other factors, may result in different trading prices for our Class A common stock on the two exchanges.

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

Our bylaws provide that (1) the Delaware Court of Chancery or another state court or federal court located within the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and (2) the federal district courts of the U.S. will be the exclusive forum for all causes of action arising under the Securities Act, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

As of 2021, we do not designate a headquarters location as we have adopted a distributed work model. We lease space in San Francisco, California, for product development, sales, marketing, and business operations under a lease that expires in 2023. We also lease space in New York, New York for a product development, sales, and business operations office under a lease that expires in 2025 and office space in Oakland, California under a lease that expires in 2031. In July 2019, the Company entered into a lease arrangement for office space in St Louis, Missouri, for a term of 15.5 years with options to extend the lease term for two 5-year terms. In January 2023, we informed the landlord of this property of our intention to exercise an early termination option of the lease with respect to approximately 50% of the leased space effective December 31, 2023. In addition, we also have offices in several other locations and believe our facilities are sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. Refer to Note 20, Commitments and Contingencies within Notes to the Consolidated Financial Statements for further information.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock trades on the New York Stock Exchange under the symbol “SQ”. Our CDIs are traded on the ASX under the symbol “SQ2”. There is no public trading market for our Class B common stock.

Holders of Record

As of February 17, 2023, there were 612 holders of record of our Class A common stock and 29 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders. As of February 17, 2023, we estimate that we have approximately 47,802 holders of record of our CDIs.

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

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Block, Inc. under the Exchange Act or the Securities Act of 1933, as amended.
The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index ("S&P 500"), and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on December 31, 2017 and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Block, Inc.	$100.00	$161.78	$180.44	$627.75	$465.85	$181.25
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
S&P North American Technology	$100.00	$102.88	$146.79	$213.07	$269.33	$174.09

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis provides a review of the results of operations, key operating metrics and non-GAAP financial measures, and liquidity and capital resources of Block, Inc. on a historical basis and outlines the factors that have affected recent earnings, as well as those factors that may affect future earnings. The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K ("Form 10-K").
This section of this Form 10-K generally discusses fiscal 2022 compared to fiscal 2021. The comparison of the fiscal 2021 results with the fiscal 2020 results that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis Results of Operations" section in the Company's fiscal 2021 Annual Report within Part II, Item 7 of Form 10-K, filed on February 24, 2022.
The statements in this discussion regarding our expectations of our future performance, liquidity, and capital resources; our plans, estimates, beliefs, and expectations that involve risks and uncertainties; and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under Item 1A. Risk Factors and elsewhere in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview

On December 1, 2021, we changed our name as a corporate entity from Square, Inc. to Block, Inc. (together with its subsidiaries, "Block"). We started Block with the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, an important capability that was previously inaccessible to many businesses. However, sellers need a variety of solutions to thrive, and we have expanded to provide them additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial products and services to help individuals manage their money. We also added TIDAL and TBD as businesses to contribute to our purpose of economic empowerment. TIDAL is a global platform for musicians and their fans that uses unique content, experiences, and features to bring fans closer to artists and to provide artists with tools to succeed as entrepreneurs. TBD is an open developer platform focused on making the decentralized financial world accessible for everyone. In January 2022, we completed the acquisition of Afterpay Limited ("Afterpay"), a buy now, pay later ("BNPL") platform that facilitates commerce between retail merchants and consumers by allowing its retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis.

Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, and consists of more than 30 distinct software, hardware, and financial services products that provide cohesive Commerce, Customer Relationship Management, Staff Management, and Banking capabilities. Our products are designed to be self-serve and intuitive to make initial setup and new employee training fast and easy, although we also offer full-service setup and support. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and finances. Our open developer platform enables integrations with third-party applications as well. We monetize these products through a combination of transaction, subscription, and service fees. We have grown rapidly to serve millions of sellers that represent a diverse set of industries including services, food-related businesses, and retail businesses; and sizes, ranging from sole proprietors, such as a single vendor at a farmers’ market, to multi-location enterprise businesses. Square sellers also span geographies, including the United States, Canada, Japan, Australia, New Zealand, the United Kingdom, Ireland, France, and Spain.

Cash App provides an ecosystem of financial products and services to help consumers manage their money. Cash App’s goal is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of financial services focused on helping consumers make their money go further — whether that's by storing, sending, receiving, spending, or investing their money with Cash App. We monetize these products through a combination of transaction and service fees. Cash App has a diverse mix of transacting actives across a range of demographics and regions in the United States, as well as a small presence in Europe.

With the acquisition of Afterpay, we added a BNPL platform to our offerings. Our BNPL platform is being integrated into the Cash App and Square ecosystems, strengthening the connection between these ecosystems, expanding access to more sellers and customers, increasing Square’s omnichannel platform, and helping drive more commerce between our sellers and customers. Customers will be able to manage their installments and repayments directly within Cash App, potentially driving increased engagement, while the commerce discovery functionality from the Afterpay app will be integrated with Cash App to help drive lead generation for merchants and customer engagement. As discussed further in Note 21, Segment and Geographical Information within Notes to the Consolidated Financial Statements, the financial results from our BNPL platform have been allocated equally to the Cash App and Square segments. Afterpay results are included in our financial statements from January 31, 2022, the date of acquisition.
Components of Results of Operations
Revenue
Transaction-based Revenue
We charge our sellers a transaction fee that is generally calculated based on a percentage of the total transaction amount processed. We also selectively offer custom pricing for certain larger sellers. Transaction-based revenue also includes amounts we charge our Cash App customers for peer-to-peer transactions to business accounts and payments sent from a credit card.
Subscription and Services-based Revenue

Subscription and services-based revenue is primarily comprised of revenue we generate from Cash App, Square Loans (formerly known as Square Capital), our BNPL platform, TIDAL, and various other software as a service (“SaaS”) products that we offer through Square. Cash App subscription and services-based revenue is primarily comprised of transaction fees from Cash App Instant Deposit, Cash App Card, and other Cash App financial services offerings. Our other SaaS products include subscription fees on our vertical software solutions (including Square for Restaurants, Square Appointments, and Square for Retail), Customer Engagement products (including Square Loyalty, Square Marketing, Square Gift Cards), staff management products (including Square Team Management and Square Payroll), and other products.

Instant Deposit is a functionality within the Cash App and our managed payment solutions that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts.

Cash App Card offers Cash App customers the ability to use their stored funds via a Visa prepaid card that is linked to the balance the customer stores in Cash App. We charge the customer a per transaction fee when they instantly deposit funds to their bank account or withdraw funds from an ATM. We also earn interchange fees when a Cash App Card is used to make a purchase. These transaction and interchange fees are treated as revenue when charged.

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

Cash App Borrow, the Company’s first credit product for consumers, allows customers to access short-term loans for a small fee. The loans are repaid at the end of the loan term and customers may elect to prepay all or a part of the outstanding balance. If the outstanding balance is not paid when due, late fees in the form of interest may be charged. The short-term loans are facilitated through a partnership with an industrial bank. The loans are originated by the bank partner, from whom the Company purchases the loans obtaining all rights, title, and interest. Net amounts paid to the bank are recorded as the cost of the loans purchased, and amounts collected in excess of the carrying value are recognized as revenue over the life of the loans.

Revenue from our BNPL platform includes fees generated from consumer receivables, late fees, and certain affiliate and advertising fees. Through the use of our BNPL platform, consumers can pay for their purchases over time by splitting their purchase price generally into three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). For the majority of our BNPL products, we do not charge consumers interest or fees, other than late fees, which may be charged in certain regions as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. As of October 2022, we also offer the ability for consumers to pay for larger transaction sizes over a six- or twelve-month period using a monthly payment option, which includes no late fees and no compounding interest with a cap on total interest owed.

TIDAL primarily generates revenue from subscriptions to customers, and such subscriptions allow access to the song library, video library, and improved sound quality. Customers can subscribe to services directly from the TIDAL website or through the Apple store. With both offerings, we charge customers a monthly fee for those subscription services.
Hardware Revenue
Hardware revenue includes revenue from sales of magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, scales, and barcode scanners, all of which can be integrated with Square Stand, Square Register, or Square Terminal to provide a comprehensive point-of-sale solution.

Bitcoin Revenue

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

Subscription and Services-based Costs

Subscription and services-based costs consist primarily of processing and partnership fees related to Cash App including Instant Deposit and Cash App Card, and our BNPL platform, as well as costs associated with TIDAL.

Hardware Costs

Hardware costs consist primarily of product costs associated with magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Product costs include manufacturing-related overhead and personnel-related costs, certain royalties, packaging, and fulfillment costs. Hardware is sold primarily as a means to grow our transaction-based revenue and, as a result, generating positive gross margins from hardware sales is not the primary goal of the hardware business.

Bitcoin Costs

Bitcoin costs consist of the amounts we pay to purchase bitcoin that is sold to customers. These costs fluctuate in line with bitcoin revenue.

Amortization of Acquired Technology Assets

Amortization of acquired technology assets is primarily comprised of amortization related to the acquired technology assets from the acquisition of Afterpay.

Operating Expenses

Operating expenses consist of product development; sales and marketing; general and administrative expenses; transaction, loan, and consumer receivable losses; bitcoin impairment losses; and amortization of customer and other acquired intangible assets. For product development and general and administrative expenses, the largest single component is personnel-related expenses, including salaries, commissions and bonuses, employee benefit costs, and share-based compensation. In the case of sales and marketing expenses, a significant portion is related to the Cash App peer-to-peer transactions and Cash App Card issuance costs, in addition to paid advertising and personnel-related expenses. Operating expenses also include allocated overhead costs for facilities, human resources, and IT.

Product Development Expenses

Product development expenses currently represent the largest component of our operating expenses and consist primarily of expenses related to our engineering, data science, and design personnel; fees and supply costs related to maintenance at third-party data center facilities; hardware related development and tooling costs; and fees for software licenses, consulting, legal, and other services that are directly related to growing and maintaining our portfolio of products and services. Additionally, product development expenses include the depreciation of product-related infrastructure and tools, including data center equipment, internally developed software, and computer equipment. We continue to focus our product development efforts on adding new features and expanding our apps, and on enhancing the functionality and ease of use of our offerings. Our ability to realize returns on these investments is substantially dependent upon our ability to successfully address current and emerging requirements of sellers, buyers, and customers through the development and introduction of these new products and services.

Sales and Marketing Expenses

Sales and marketing expenses are aggregated into two main components. The first component consists of traditional advertising costs incurred such as direct sales expense, account management, local and product marketing, retail and e-commerce, partnerships, and communications personnel. The second component of sales and marketing expenses consists of costs incurred for services, incentives, and other costs that are not directly related to revenue generating transactions that we consider to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways that are expensed as incurred.

General and Administrative Expenses

General and administrative expenses consist primarily of expenses related to our customer support, finance, legal, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax, and accounting services.

Transaction, Loan, and Consumer Receivable Losses

Transaction losses include chargebacks for unauthorized credit card use and the inability to collect on disputes between buyers and sellers over the delivery of goods or services, as well as losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash App Card. We base our reserve estimates on prior chargeback history and current period data points indicative of transaction loss. We reflect additions to the reserve in current operating results, while realized losses are offset against the reserve. The establishment of appropriate reserves for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses.

Loan losses relate to Square Loans and Cash App Borrow and are recorded whenever the amortized cost of a loan exceeds its fair value. Such charges are reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value.

Losses on consumer receivables relate to management's estimate of expected credit losses in the outstanding portfolio of consumer receivables. We reflect additions to the reserve in current operating results, while realized losses are offset against the reserve.

Bitcoin Impairment Losses

Our investment in bitcoin is accounted for as an indefinite-lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be reversed for any subsequent increase in fair value until the sale of the asset.

Amortization of Customer and Other Acquired Intangible Assets

Amortization of customer and other acquired intangible assets is primarily as a result of the intangible assets from the Afterpay acquisition.

Interest Expense, net, and Other Income, net

Interest and other income and expense, net consists primarily of gains or losses arising from remeasurements of our investments in equity securities, interest expense related to our long-term debt, interest income on our investments in marketable debt securities, and foreign currency-related gains and losses.

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

Results of Operations
Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2022	2021	$ Change	% Change
Transaction-based revenue	$5,701,540	$4,793,146	$908,394	19%
Subscription and services-based revenue	4,552,773	2,709,731	1,843,042	68%
Hardware revenue	164,418	145,679	18,739	13%
Bitcoin revenue	7,112,856	10,012,647	(2,899,791)	(29)%
Total net revenue	$17,531,587	$17,661,203	$(129,616)	(1)%
Total net revenue for the year ended December 31, 2022, decreased by $129.6 million, or 1%, compared to the year ended December 31, 2021. Bitcoin revenue decreased by $2.9 billion and represented the primary driver of the decrease in the total net revenue. Excluding bitcoin revenue, total net revenue increased by $2.8 billion, or 36%, in the year ended December 31, 2022, compared to the year ended December 31, 2021. Revenue from our BNPL platform was $811.4 million from the date of acquisition through December 31, 2022, representing 5% of our total net revenue for the year ended December 31, 2022.

Transaction-based revenue for the year ended December 31, 2022 increased by $908.4 million, or 19%, compared to the year ended December 31, 2021. This increase in revenue was largely in line with the increase in Gross Payment Volume ("GPV") of 21% for the year ended December 31, 2022, compared to the year ended December 31, 2021. GPV increased due to overall Square GPV growth as well as growth in Cash App Business GPV, which is comprised of Cash App activity related to peer-to-peer transactions received by business accounts. Square GPV growth was driven by improvements in both card-present and card-not-present volumes as a result of growth from in-person and online channels, as well as growth in our international markets, and Cash App Business GPV growth was driven by increases in peer-to-peer transactions received by business accounts as well as peer-to-peer payments sent from a credit card. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the year ended December 31, 2022 increased by $1.8 billion, or 68%, compared to the year ended December 31, 2021. The increase was driven by:

•revenue generated from our BNPL platform of $811.4 million;

•an increase in Cash App subscription and services-based revenue primarily due to growth in Cash App Card usage, Cash App Instant Deposit volumes, as well as fees we charge customers who opt to use the faster bitcoin withdrawal options to move their bitcoin out of Cash App; and

•seller banking products growth, including the increased origination volumes of Square Loans, as well as software subscriptions.

Hardware revenue for the year ended December 31, 2022 increased by $18.7 million, or 13%, compared to the year ended December 31, 2021. The increase was primarily a result of an overall increase in sales of hardware across many of our product offerings including Square Terminal, Square Register, and Square Reader for contactless and chip.

Bitcoin revenue for the year ended December 31, 2022 decreased by $2.9 billion, or 29%, compared to the year ended December 31, 2021. As bitcoin revenue is the total sale amount of bitcoin sold to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand, as well as changes in the market price of bitcoin. This decrease in the year ended December 31, 2022 was driven by the decline in the market price of bitcoin compared to the year ended December 31, 2021. While bitcoin contributed 41% and 57% of the total revenue in 2022 and 2021, respectively, gross profit generated from bitcoin was only 3% and 5% of the total gross profit in 2022 and 2021, respectively.

Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2022	2021	$ Change	% Change
Transaction-based costs	$3,364,028	$2,719,502	$644,526	24%
Subscription and services-based costs	861,745	483,056	378,689	78%
Hardware costs	286,995	221,185	65,810	30%
Bitcoin costs	6,956,733	9,794,992	(2,838,259)	(29)%
Amortization of acquired technology assets	70,194	22,645	47,549	210%
Total cost of revenue	$11,539,695	$13,241,380	$(1,701,685)	(13)%

Total cost of revenue for the year ended December 31, 2022 decreased by $1.7 billion, or 13%, compared to the year ended December 31, 2021. Bitcoin costs of revenue, which decreased by $2.8 billion, was the primary driver of the decrease in total cost of revenue. The decrease in total cost of revenue was offset by increased transaction-based costs related to an increase in GPV and increased costs as a result of our BNPL platform, which we acquired in the first quarter of 2022. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $1.1 billion, or 32%, in the year ended December 31, 2022, compared to the year ended December 31, 2021.

Transaction-based costs for the year ended December 31, 2022 increased by $644.5 million, or 24%, compared to the year ended December 31, 2021, exceeding GPV growth of 21%, due to an increase in credit card transactions that have a higher cost per transaction as compared to debit card transactions.

Subscription and services-based costs for the year ended December 31, 2022 increased by $378.7 million, or 78%, compared to the year ended December 31, 2021. The increase was driven by:

•Costs of revenues associated with our BNPL platform of $223.2 million from the date of acquisition through December 31, 2022; and

•growth in Cash App Card usage, paper money deposit activity, and related processing costs and fees.

Hardware costs for the year ended December 31, 2022 increased by $65.8 million, or 30%, compared to the year ended December 31, 2021. The increase was due to the increased sales of hardware, as well as increased costs due to supply chain disruptions.

Bitcoin costs for the year ended December 31, 2022 decreased by $2.8 billion, or 29%, compared to the year ended December 31, 2021 due to the decline in bitcoin revenue. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Amortization of acquired technology assets for the year ended December 31, 2022 increased by $47.5 million, or 210% compared to the year ended December 31, 2021. The increase was primarily driven by amortization related to the acquired technology assets from the acquisition of Afterpay of $43.5 million.

Operating Expenses (in thousands, except for percentages)

	Year Ended December 31,
	2022	2021	$ Change	% Change
Product development	$2,135,612	$1,383,841	$751,771	54%
% of total net revenue	12%	8%
% of total gross profit	36%	31%
Sales and marketing	$2,057,951	$1,617,189	$440,762	27%
% of total net revenue	12%	9%
% of total gross profit	34%	37%
General and administrative	$1,686,849	$982,817	$704,032	72%
% of total net revenue	10%	6%
% of total gross profit	28%	22%
Transaction, loan, and consumer receivable losses	$550,683	$187,991	$362,692	193%
% of total net revenue	3%	1%
% of total gross profit	9%	4%
Bitcoin impairment losses	$46,571	$71,126	$(24,555)	(35)%
% of total net revenue	—%	—%
% of total gross profit	1%	2%
Amortization of customer and other acquired intangible assets	$138,758	$15,747	$123,011	781%
% of total net revenue	1%	—%
% of total gross profit	2%	—%
Total operating expenses	$6,616,424	$4,258,711	$2,357,713	55%

Product development expenses for the year ended December 31, 2022, increased by $751.8 million, or 54%, compared to the year ended December 31, 2021, due primarily to the following:

•an increase of $560.3 million in personnel-related costs primarily due to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. The increase was additionally driven by employees added from the acquisition of Afterpay in the first quarter of 2022. The increase in product development personnel-related costs includes an increase in share-based compensation expense of $255.1 million for the year ended December 31, 2022; and

•an increase of $179.4 million in software and data center costs, consulting, and certain Cash App crypto networks operating costs for the year ended December 31, 2022 as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the year ended December 31, 2022, increased by $440.8 million, or 27%, compared to the year ended December 31, 2021, primarily due to the following:

•an increase of $168.4 million in sales and marketing personnel-related costs to enable growth initiatives, including an increase in share-based compensation expense of $48.2 million;

•an increase of $101.0 million in Cash App peer-to-peer processing costs, related peer-to-peer transaction losses, and card issuance costs as a result of increased volumes of activity with our Cash App peer-to-peer service and card issuance; and
•an increase in sales and marketing expenses due to the acquisition of Afterpay in the first quarter of 2022.

General and administrative expenses for the year ended December 31, 2022, increased by $704.0 million, or 72%, compared to the year ended December 31, 2021, primarily due to the following:

•an increase of $482.6 million in general and administrative personnel-related costs, mainly as a result of additions to our customer support, human resources, finance, and legal personnel as we continue to add resources and skills to support our long-term growth. The increase was also a result of employees added from the acquisition of Afterpay in the first quarter of 2022. The increase in personnel-related costs includes an increase in share-based compensation expense of $157.9 million for the year ended December 31, 2022;

•acquisition related integration and other expenses related to Afterpay of $67.3 million for the year ended December 31, 2022, as well as a $66.3 million one-time charge related to the acceleration of various share-based arrangements associated with the Afterpay acquisition during the three months ended March 31, 2022, which was in addition to ongoing share-based compensation expense for Afterpay employees; and

•an increase in software, subscription costs and other professional fees, and other administrative expenses.

Transaction, loan, and consumer receivable losses for the year ended December 31, 2022, increased by $362.7 million, or 193%, compared to the year ended December 31, 2021, primarily due to the following:

•an increase in the allowance for credit losses related to consumer receivables of $197.6 million from the date of the acquisition of Afterpay through December 31, 2022;

•an increase in transaction losses compared to the year ended December 31, 2021 of $87.0 million, primarily due to growth in Square GPV; and

•an increase in loan losses compared to the year ended December 31, 2021 of $78.1 million, primarily due to increased loan volumes.

We recorded impairment charges on our investment in bitcoin of $46.6 million in the year ended December 31, 2022 due to the observed market price of bitcoin decreasing below the carrying value of our investment during the period. As of December 31, 2022, the cumulative impairment charges to date were $117.7 million and the fair value of our investment in bitcoin was $132.7 million based on observable market prices, which was $30.4 million in excess of the carrying value of $102.3 million after cumulative impairment charges. Under the current accounting guidance, any unrealized gains on our investment in bitcoin will only be recognized in the financial statements when realized upon the sale of such bitcoin investment.

Amortization of customer and other acquired intangible assets increased $123.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increased amortization expense of $121.8 million as a result of the intangible assets from the Afterpay acquisition. Refer to Note 11, Acquired Intangible Assets within Notes to the Consolidated Financial Statements for more details.

Interest Expense, net, and Other Expense (Income), net (in thousands, except for percentages)

	Year Ended December 31,
	2022	2021	$ Change	% Change
Interest expense, net	$36,228	$33,124	$3,104	9%
Other income, net	(95,443)	(29,474)	(65,969)	NM (i)

(i) Not meaningful ("NM")

Interest expense, net, for the year ended December 31, 2022 increased by $3.1 million, or 9%, compared to the year ended December 31, 2021. This increase was primarily due to interest expense related to our 2026 Senior Notes and 2031 Senior Notes, which were issued in May 2021. Refer to Note 15, Indebtedness within Notes to the Consolidated Financial Statements for further details.

Other income, net for the year ended December 31, 2022 was primarily comprised of unrealized gains of $96.1 million arising from the revaluation of certain equity investments. Other income, net for the year ended December 31, 2021 was primarily comprised of a $44.4 million mark to market net gain of our equity investment in DoorDash, arising from the revaluation of this investment. We completed the sale of our investment in DoorDash in June 2021, and as a result this investment did not impact our results in subsequent periods.

Segment Results

The Company has two reportable segments, Square and Cash App. The results of Afterpay have been equally allocated to the Square and Cash App segments as management has determined that our BNPL platform will contribute equally to both the Square and Cash App platforms. Refer to Note 21, Segment and Geographical Information within Notes to the Consolidated Financial Statements for more details.

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the year ended December 31, 2022 and 2021 (in thousands, except for percentages):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Segment net revenue	$6,699,830	$5,193,348	$1,506,482	29%
Segment cost of revenue	3,698,852	2,876,677	822,175	29%
Segment gross profit	$3,000,978	$2,316,671	$684,307	30%

Segment Net Revenue

Net revenue for the Square segment for the year ended December 31, 2022 increased by $1.5 billion compared to the year ended December 31, 2021. The increase was primarily due to:

•growth in Square GPV and continued improvements in both card-present volumes and growth in higher-priced card-not-present transactions;

•an increase in subscription and services-based revenue, which was primarily due to the growth in seller banking products, including the increased origination volumes of Square Loans, as well as software subscriptions; and

•revenue generated from our BNPL platform following the acquisition of Afterpay.

Segment Cost of Revenue

Cost of revenue for the Square segment for the year ended December 31, 2022 increased by $822.2 million compared to the year ended December 31, 2021. The increase was primarily due to an increase in Square GPV, as well as an increase in credit card transactions that have a higher cost per transaction than debit card transactions.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the year ended December 31, 2022 and 2021 (in thousands, except for percentages):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Segment net revenue	$10,626,111	$12,315,499	$(1,689,388)	(14)%
Segment cost of revenue	7,675,144	10,244,652	(2,569,508)	(25)%
Segment gross profit	$2,950,967	$2,070,847	$880,120	43%

Segment Net Revenue

Net revenue for the Cash App segment for the year ended December 31, 2022 decreased by $1.7 billion compared to the year ended December 31, 2021. The primary driver was a decrease in bitcoin revenue, partially offset by growth in Cash App Instant Deposit, Cash App Card, and peer-to-peer transactions received by Cash App Business accounts. The decrease in bitcoin revenue was driven by a decline in the market price of bitcoin as compared to prior year. While bitcoin revenue contributed 67% and 81% of Cash App net revenue in 2022 and 2021, respectively, gross profit generated from bitcoin was only 5% and 11% of Cash App gross profit in 2022 and 2021, respectively.

Excluding bitcoin revenue, Cash App net revenue increased $1.2 billion, or 53%, compared to the year ended December 31, 2021, primarily due to growth in the number of active Cash App accounts, an increase in transaction fees related to Cash App Card and Instant Deposit, and revenue generated from our BNPL platform following the acquisition of Afterpay.

Segment Cost of Revenue

Cost of revenue for the Cash App segment for the year ended December 31, 2022 decreased by $2.6 billion compared to the year ended December 31, 2021. The primary driver for the decrease was a decline in bitcoin revenue as well as the associated costs of such bitcoin revenue, as discussed above. Excluding bitcoin cost of revenue, Cash App cost of revenue increased $268.8 million, or 60%, due to the growth in Cash App Card, Cash App Instant Deposit, and Cash for Business.

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

	Year Ended December 31,
	2022	2021	2020	2019	2018
Gross Payment Volume (GPV) (in millions)	$203,536	$167,720	$112,295	$106,239	$84,654
Adjusted EBITDA (in thousands)	$990,964	$1,013,657	$474,071	$416,853	$256,523
Adjusted Net Income Per Share:
Basic	$1.05	$1.46	$0.72	$0.70	$0.47
Diluted	$1.00	$1.28	$0.64	$0.62	$0.40

Gross Payment Volume ("GPV")

GPV includes Square GPV and Cash App Business GPV. Square GPV is defined as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers. Cash App Business GPV is comprised of Cash App activity related to peer-to-peer transactions received by business accounts, Cash App Pay transactions, and peer-to-peer payments sent from a credit card. GPV does not include transactions from our BNPL platform because GPV is related only to transaction-based revenue and not to subscription and services-based revenue.

Adjusted EBITDA and Adjusted Net Income (Loss) Per Share ("Adjusted EPS")

Adjusted EBITDA and Adjusted EPS are non-GAAP financial measures that represent our net income (loss) and net income (loss) per share, adjusted to eliminate the effect of items as described below. We have included these non-GAAP financial measures in this Form 10-K because they are key measures used by our management to evaluate our operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, they provide useful measures for period-to-period comparisons of our business, as they remove the effect of certain non-cash items and certain variable charges that do not vary with our operations.

•We believe it is useful to exclude certain non-cash charges, such as amortization of intangible assets, and share-based compensation expenses, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

•In connection with the issuance of our convertible senior notes (as described in Note 15, Indebtedness within Notes to the Consolidated Financial Statements), prior to the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") on January 1, 2021, we were required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. Subsequent to adoption, we only recognize non-cash interest expense related to amortization of debt issuance costs on convertible notes and unsecured notes. We believe that excluding this expense from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible notes, as if converted at the beginning of the period, if the impact is dilutive.

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; bitcoin impairment losses on our investment in bitcoin, as applicable; and prior to the adoption of ASU 2020-06 on January 1, 2021, gain or loss on debt extinguishment related to the conversion of convertible notes, as applicable.

•To aid in comparability of our results across periods and with peer companies that may not have similar expenses, we also exclude certain acquisition related and integration costs associated with business combinations, and various other costs that are not normal operating expenses. Acquisition related costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Other costs that are not reflective of our core business operating expenses may include contingent losses, certain litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

In addition to the items above, Adjusted EBITDA as a non-GAAP financial measure also excludes depreciation and amortization, other cash interest income and expense, and other income and expense.

Beginning in the first quarter of 2022, we have included the tax impact of the non-GAAP adjustments in determining Adjusted EPS. We determine the adjusted provision (benefit) for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes. The prior period Adjusted EPS presentation has also been revised to conform with our new calculation and presentation.

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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020	2019	2018
Net income (loss) attributable to common stockholders	$(540,747)	$166,284	$213,105	$375,446	$(38,453)
Net loss attributable to noncontrolling interests	(12,258)	(7,458)	—	—	—
Net income (loss)	(553,005)	158,826	213,105	375,446	(38,453)
Share-based compensation expense	1,069,289	608,042	397,500	297,863	216,881
Depreciation and amortization	340,523	134,756	84,212	75,598	60,961
Acquisition related, integration, and other costs	157,264	35,474	7,482	9,739	4,708
Interest expense, net	36,228	33,124	56,943	21,516	17,982
Other expense (income), net	(95,443)	(29,474)	(291,725)	273	(18,469)
Bitcoin impairment losses	46,571	71,126	—	—	—
Provision (benefit) for income taxes	(12,312)	(1,364)	2,862	2,767	2,326
Loss (gain) on disposal of property and equipment	1,619	2,633	2,570	1,008	(224)
Gain on sale of asset group	—	—	—	(373,445)	—
Acquired deferred revenue adjustment	382	744	1,497	7,457	12,853
Acquired deferred costs adjustment	(152)	(230)	(375)	(1,369)	(2,042)
Adjusted EBITDA	$990,964	$1,013,657	$474,071	$416,853	$256,523

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020	2019	2018
Net income (loss) attributable to common stockholders	$(540,747)	$166,284	$213,105	$375,446	$(38,453)
Net loss attributable to noncontrolling interests	(12,258)	(7,458)	—	—	—
Net income (loss)	$(553,005)	$158,826	$213,105	$375,446	$(38,453)
Share-based compensation expense	1,069,289	608,042	397,500	297,863	216,881
Acquisition related, integration, and other costs	157,264	35,474	7,482	9,739	4,708
Amortization of intangible assets	208,952	40,522	19,239	15,000	13,103
Amortization of debt discount and issuance costs	15,162	9,822	67,979	39,139	32,855
Loss (gain) on revaluation of equity investments	(73,457)	(35,493)	(295,297)	12,326	(20,342)
Bitcoin impairment losses	46,571	71,126	—	—	—
Loss on extinguishment of long-term debt	—	—	6,651	—	5,028
Loss (gain) on disposal of property and equipment	1,619	2,633	2,570	1,008	(224)
Gain on sale of asset group	—	—	—	(373,445)	—
Acquired deferred revenue adjustment	382	744	1,497	7,457	12,853
Acquired deferred cost adjustment	(152)	(230)	(375)	(1,369)	(2,042)
Tax effect of non-GAAP net income adjustments	(264,523)	(222,104)	(102,383)	(85,372)	(34,371)
Adjusted Net Income - basic	$608,102	$669,362	$317,968	$297,792	$189,996
Cash interest expense on convertible notes	5,014	6,099	6,078	5,108	1,292
Adjusted Net Income - diluted	$613,116	$675,461	$324,046	$302,900	$191,288
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	578,949	458,432	443,126	424,999	405,731
Diluted	615,034	525,725	507,229	486,381	478,895
Adjusted Net Income Per Share:
Basic	$1.05	$1.46	$0.72	$0.70	$0.47
Diluted	$1.00	$1.28	$0.64	$0.62	$0.40

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Year Ended December 31,
	2022	2021	2020	2019	2018
Provision (benefit) for income taxes, as reported	$(12,312)	$(1,364)	$2,862	$2,767	$2,326
Tax effect of non-GAAP net income adjustments	264,523	222,104	102,383	85,372	34,371
Adjusted provision for income taxes, non-GAAP	$252,211	$220,740	$105,245	$88,139	$36,697
Non-GAAP effective tax rate	29%	25%	25%	23%	16%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $7.5 billion in available funds, including an undrawn amount of $600.0 million available under our revolving credit facility. Additionally, we had $389.4 million available under our warehouse funding facilities. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. As of December 31, 2022, we were in compliance with all covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities (in thousands):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents	$4,544,202	$4,443,669
Short-term restricted cash	639,780	18,778
Long-term restricted cash	71,600	71,702
Customer funds cash and cash equivalents	3,180,324	2,440,941
Cash, cash equivalents, restricted cash, and customer funds	8,435,906	6,975,090
Investments in short-term debt securities	1,081,851	869,283
Investments in long-term debt securities	573,429	1,526,430
Cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities	$10,091,186	$9,370,803

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of December 31, 2022, we had $10.1 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are separate from the Company's corporate funds and are not used for any corporate purposes. These funds are not used for Company liquidity, but rather to meet the obligations set aside for customers. Investments in marketable debt securities were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds, our total liquidity as of December 31, 2022 was $6.9 billion.

As of December 31, 2022, we have purchased a cumulative $220.0 million in bitcoin for investment purposes. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite-lived intangible asset, under the accounting policy for such assets, we are required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value or reversal of impairment prohibited if the market price of bitcoin subsequently increases. We recorded impairment charges of $46.6 million in the year ended December 31, 2022 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of December 31, 2022, the fair value of the investment in bitcoin was $132.7 million based on observable market prices, which is $30.4 million in excess of our carrying value of $102.3 million after cumulative impairment charges.

In September 2020, we announced our intent to invest $100.0 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of December 31, 2022, we have invested $32.0 million in aggregate towards this initiative, of which $10.1 million and $21.5 million were invested in the years ended December 31, 2022 and 2021, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, and purchase commitments. Refer to Note 15, Indebtedness and Note 20, Commitments and Contingencies within Notes to the Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of December 31, 2022, we held $4.6 billion in aggregate principal amount of debt, comprised of $460.6 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," and together with the 2023 Convertible Notes, 2025 Convertible Notes, and 2026 Convertible Notes, the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). The 2023 Convertible Notes bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year, the 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year, the 2026 Convertible Notes bear no interest, and the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These Convertible Notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

On January 31, 2022, we closed the acquisition of Afterpay and assumed Afterpay's outstanding convertible notes of $1.1 billion, which we redeemed in cash on March 4, 2022 at face value. Refer to Note 9, Acquisitions within Notes to the Consolidated Financial Statements for further details.

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

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.7 billion on a revolving basis, of which $1.3 billion was drawn and $0.4 billion remained available as of December 31, 2022. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables.

Cash, Restricted Cash, and Working Capital

We believe that our existing cash and cash equivalents, investment in marketable debt securities, and availability under our line of credit will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, and planned capital expenditures for at least the next 12 months. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible notes and senior notes; and we may do so in the future, however, such funding may not be available on terms acceptable to us or at all.

When we were last rated, in the second half of 2022, we received a non-investment grade rating by S&P Global Ratings (BB), Fitch Ratings, Inc. (BB), and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

We have entered into various non-cancelable operating leases for certain offices with contractual lease periods expiring between 2022 and 2034. We recognized total rental expenses under operating leases of $93.6 million, $80.3 million, and $75.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, we had non-cancelable purchase obligations related to cloud computing infrastructure of $1.3 billion. We do not have any off-balance sheet arrangements during the periods presented.

Short-term restricted cash of $639.8 million as of December 31, 2022 primarily includes cash held by the wholly-owned consolidated entities used in the Warehouse Facilities funding arrangements, that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $71.6 million as of December 31, 2022 is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. We have recorded these amounts as non-current assets on our consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.
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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 14, Bitcoin Held for Other Parties within Notes to the Consolidated Financial Statements, upon the adoption of SAB 121, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of December 31, 2022, the safeguarding obligation liability related to bitcoin held for other parties was $428.2 million. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. SAB 121 also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.
Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$175,903	$847,830
Net cash provided by (used in) investing activities	1,225,696	(1,310,879)
Net cash provided by financing activities	97,580	2,652,034
Effect of foreign exchange rate on cash and cash equivalents	(38,363)	(7,066)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$1,460,816	$2,181,919

Cash Flows from Operating Activities

For the year ended December 31, 2022, cash provided by operating activities was $175.9 million, primarily due to net income of $553.0 million, adjusted for the add back of non-cash expenses of $1.4 billion consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash interest; and bitcoin impairment losses. This was offset by a net outflow from amortization of discounts and premiums and other non-cash adjustments of $592.5 million and changes in other assets and liabilities of $674.4 million due to timing of period end.

For the year ended December 31, 2021, cash provided by operating activities was $847.8 million, primarily due to net income of $158.8 million, adjusted for the add back of non-cash expenses of $1.1 billion consisting primarily of share-based compensation, transaction and loan losses, depreciation and amortization, non-cash interest, bitcoin impairment losses and other expenses. This was offset by a net outflow from changes in other assets and liabilities of $325.2 million due to timing of period end, as well as PPP loans facilitated, less loans sold, of $56.0 million.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to business acquisitions, consumer receivables, capital expenditures to support our growth, and investments in marketable debt securities.

For the year ended December 31, 2022, cash provided by investing activities was $1.2 billion, primarily due to the net proceeds from investments of marketable securities, including investments from customer funds, of $1.1 billion. Additional inflows of cash were as a result of business acquisitions, net of cash acquired, of $539.5 million. These were partially offset by the purchase of property and equipment of $170.8 million, net consumer receivable originations of $169.4 million, and purchases of other investments of $56.7 million.

For the year ended December 31, 2021, cash used in investing activities was $1.3 billion, primarily due to the net proceeds from investments of marketable securities, including investments from customer funds, of $1.2 billion. Additional uses of cash were as a result of business acquisitions, net of cash acquired of $164.0 million, the purchase of bitcoin investments of $170.0 million, the purchase of property and equipment of $134.3 million, and purchases of other investments of $48.5 million. These were partially offset by proceeds from sales of equity investments of $420.6 million.

Cash Flows from Financing Activities
For the year ended December 31, 2022, cash provided by financing activities was $97.6 million, primarily as a result of net proceeds from warehouse facilities borrowings of $1.2 billion, a change in customer funds of $349.3 million, as well as proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $81.8 million. These were offset by the payment to redeem convertible notes assumed upon the acquisition of Afterpay of $1.1 billion and repayments of the PPPLF advances of $480.7 million.
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

We believe accounting policies and the assumptions and estimates associated with transaction losses and business combinations could potentially have a material effect on our consolidated financial statements, and therefore are critical accounting policies and estimates.

Business Combinations

As a result of the acquisitions of TIDAL, completed in the second quarter of 2021, and Afterpay, completed on January 31, 2022, we consider accounting for business combinations under ASC 805, Business Combinations, to also be a critical accounting policy and estimate as it requires management to make significant estimates and assumptions, including the valuation of intangible assets acquired, determination of fair values of liabilities assumed including pre-acquisition contingencies and valuation of contingent consideration, where applicable. Although we believe that the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results. The carrying value of our acquired intangible assets as of December 31, 2022 was $2.0 billion. Refer to Note 9, Acquisitions and Note 11, Acquired Intangible Assets within Notes to the Consolidated Financial Statements for further details.

Accrued Transaction Losses

We are exposed to credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when we are unable to collect from the sellers primarily due to insolvency, disputes between a seller and their customer, or due to fraudulent transactions. Generally, we estimate the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. We also consider other relevant market data in developing such estimates and assumptions. Accrued transaction losses also include estimated losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash App Card. As of December 31, 2022, we had accrued $64.5 million related to transaction losses. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction, loan, and consumer receivable losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that are classified within sales and marketing expenses. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies and Note 12, Other Consolidated Balance Sheet Components (Current) within Notes to the Consolidated Financial Statements for further details.

Allowance for Credit Losses Related to Consumer Receivables

We are exposed to credit losses on our consumer receivables portfolio. We estimate the expected credit losses in the outstanding portfolio of consumer receivables using both quantitative and qualitative methods that analyze portfolio performance, uses judgment regarding the quantitative components of the reserve, and considers all available information relevant to assessing collectibility. As of December 31, 2022, we had accrued $151.3 million related to allowance for credit losses. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies and Note 6, Consumer Receivables, net within Notes to the Consolidated Financial Statements for further details.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Consolidated Financial Statements.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly-traded companies and are measured using quoted prices in active markets which could result in volatility in our financial results in future periods. As of December 31, 2022, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net on the consolidated statements of operations and establish a new carrying value for the investment. A hypothetical 10% increase or decrease in the fair value of our marketable equity investments would not have a material effect on our financial results.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the consolidated statements of operations and establish a new carrying value for the investment. As of December 31, 2022, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $208.9 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Bitcoin Market Price Risk

As of December 31, 2022, we had made cumulative investments in bitcoin of $220.0 million. Our investment in bitcoin is accounted for as an indefinite-lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. We recorded an impairment charge on our investment in bitcoin of $46.6 million in the year ended December 31, 2022 due to the observed market price of bitcoin decreasing below the carrying value during the period. As of December 31, 2022, the cumulative impairment charges to date were $117.7 million and the fair value of the investment in bitcoin was $132.7 million based on observable market prices, which is $30.4 million in excess of our carrying value of $102.3 million after impairment charges. Any decreases to the carrying value of bitcoin investments are recorded in operating expenses on the consolidated statements of operations. A hypothetical 10% increase or decrease in the market price of bitcoin would not have a material effect on our financial results.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2022 were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Our Warehouse Facilities borrowings and any future borrowings incurred under the 2020 Credit Facility both accrue interest at variable rates based on formulas tied to certain market rates at the time of incurrence. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Our consolidated financial statements are presented in U.S. dollars. Most of our revenue is earned in U.S. dollars and, subsequent to the acquisition of Afterpay, a portion is earned in Australian Dollars. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates and may cause us to recognize transaction gains and losses on our financial statements.

From time to time, we use foreign exchange derivative contracts to hedge a portion of our exposure to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Gains and losses from foreign currency transactions, as well as foreign exchange forward contracts, were not significant for the any period presented in the consolidated financial statements included in this Form 10-K. We did not have any material foreign currency derivatives outstanding as of December 31, 2022. A hypothetical 10% increase or decrease in current exchange rates on our financial instruments would not have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOCK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Block, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The following critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the following critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations - Valuation
Description of the Matter
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company completed an acquisition of Afterpay Limited during 2022 for consideration of $13.8 billion. The Company accounted for this acquisition as a business combination.

Auditing the Company’s accounting for the acquisition was complex due to the estimation uncertainty in the Company’s determination of the fair value of acquired identifiable intangible assets, which principally consisted of customer assets, trade names, and technology assets, of $1.4 billion, $386.0 million, and $239.0 million, respectively. The estimation uncertainty for the acquired intangible assets was primarily due to the underlying assumptions about the future performance of the acquired business, which were utilized in determining the fair value of the acquired intangible assets. The significant assumptions used by management included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition. This included testing controls over the estimation process supporting the recognition and measurement of the intangible assets, and management’s review and evaluation of underlying assumptions and estimates with regards to the determination of the fair value of the intangible assets.

To test the Company’s estimated fair value of the acquired intangible assets, our audit procedures included, among others, reading the underlying agreements, and involving a valuation specialist to assist us in evaluating the Company’s selected valuation methodologies and testing the significant assumptions, including discount rates and revenue growth rates, used in those methodologies. We compared revenue growth rates against historical trends and to those of guideline public companies and other industry participants. We also tested the completeness and accuracy of the underlying data supporting the assumptions and estimates.

Accrued Transaction Losses
Description of the Matter
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company is exposed to transaction losses from chargebacks, which represent fraudulent transactions, potential losses due to disputes between a seller and its customer or disputes between peer-to-peer users. The Company established a reserve for these estimated potential losses of $64.5 million at December 31, 2022. The Company’s reserve is estimated based on available data as of the reporting date, including expectations of future chargebacks and historical trends related to loss rates.

Auditing management’s estimate of the reserve for transaction losses was challenging because management’s estimate required a high degree of judgment in evaluating historical trends related to loss rates and expectations of future chargebacks and the need for a qualitative adjustment.

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

Allowance for Credit Losses Related to Consumer Receivables
Description of the Matter
The Company’s consumer receivables and the associated allowance for credit losses were $2.0 billion and $151.3 million as of December 31, 2022, respectively. The provision for credit losses was $203.7 million for the year ended December 31, 2022. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company has exposure to expected credit losses from consumer receivables, for which an allowance for credit losses is recorded under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company estimates the allowance for credit losses related to consumer receivables using both quantitative methods, which consider historical losses and recoveries, recent and historical trends in delinquencies, past-due receivables and charge-offs, and qualitative methods, which consider consumer behavior, current and historical macroeconomic trends, along with other factors.

Auditing management’s estimate of the allowance for credit losses related to consumer receivables was challenging because management’s estimate required a high degree of judgment in evaluating historical trends related to loss rates and an assessment of a need for a qualitative adjustment in the Company’s expected credit loss methodology.

How We Addressed the Matter in Our Audit
To test the Company’s allowance for credit losses related to consumer receivables, we involved EY specialists in testing management’s methodology and key assumptions. Our audit procedures included, among others, evaluating the Company’s methodology as well as performing procedures over historical losses incurred by the Company by aging category and testing recoveries. In addition, we evaluated and tested management’s conclusion for the need for a qualitative adjustment in the Company’s expected credit loss methodology including the examination of current macroeconomic conditions such as changes in unemployment and GDP. We also reviewed subsequent events, which included actual collections on current and aged receivables as of December 31, 2022, to consider whether they corroborated the Company’s conclusion related to the overall allowance for credit losses related to consumer receivables.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Block, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Block, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
San Francisco, California
February 23, 2023

BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,544,202	$4,443,669
Investments in short-term debt securities	1,081,851	869,283
Settlements receivable	2,416,324	1,171,612
Customer funds	3,180,324	2,830,995
Consumer receivables, net	1,871,160	—
Loans held for sale	474,036	517,940
Safeguarding asset related to bitcoin held for other parties	428,243	1,100,596
Other current assets	1,627,265	687,429
Total current assets	15,623,405	11,621,524
Property and equipment, net	329,302	282,140
Goodwill	11,966,761	519,276
Acquired intangible assets, net	2,014,034	257,049
Investments in long-term debt securities	573,429	1,526,430
Operating lease right-of-use assets	373,172	449,406
Other non-current assets	484,237	370,535
Total assets	$31,364,340	$15,026,360
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$5,548,656	$3,979,624
Settlements payable	462,505	254,611
Accrued expenses and other current liabilities	1,056,676	702,881
Current portion of long-term debt (Note 15)	460,356	455
Warehouse funding facilities, current	461,240	—
Safeguarding obligation liability related to bitcoin held for other parties	428,243	1,100,596
PPP Liquidity Facility advances	16,840	497,533
Total current liabilities	8,434,516	6,535,700
Deferred tax liabilities	132,498	15,236
Warehouse funding facilities, non-current	877,066	—
Long-term debt (Note 15)	4,109,829	4,559,208
Operating lease liabilities, non-current	357,419	395,017
Other non-current liabilities	201,657	207,610
Total liabilities	14,112,985	11,712,771
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000,000 shares authorized at December 31, 2022 and December 31, 2021. None issued and outstanding at December 31, 2022 and December 31, 2021.	—	—
Class A common stock, $0.0000001 par value: 1,000,000,000 shares authorized at December 31, 2022 and December 31, 2021; 539,408,009 and 403,237,209 issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000,000 shares authorized at December 31, 2022 and December 31, 2021; 60,651,533 and 61,706,578 issued and outstanding at December 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	18,314,681	3,317,255
Accumulated other comprehensive loss	(523,090)	(16,435)
Accumulated deficit	(568,712)	(27,965)
Total stockholders’ equity attributable to common stockholders	17,222,879	3,272,855
Noncontrolling interests	28,476	40,734
Total stockholders’ equity	17,251,355	3,313,589
Total liabilities and stockholders’ equity	$31,364,340	$15,026,360
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Transaction-based revenue	$5,701,540	$4,793,146	$3,294,978
Subscription and services-based revenue	4,552,773	2,709,731	1,539,403
Hardware revenue	164,418	145,679	91,654
Bitcoin revenue	7,112,856	10,012,647	4,571,543
Total net revenue	17,531,587	17,661,203	9,497,578
Cost of revenue:
Transaction-based costs	3,364,028	2,719,502	1,911,848
Subscription and services-based costs	861,745	483,056	222,712
Hardware costs	286,995	221,185	143,901
Bitcoin costs	6,956,733	9,794,992	4,474,534
Amortization of acquired technology assets	70,194	22,645	11,174
Total cost of revenue	11,539,695	13,241,380	6,764,169
Gross profit	5,991,892	4,419,823	2,733,409
Operating expenses:
Product development	2,135,612	1,383,841	881,826
Sales and marketing	2,057,951	1,617,189	1,109,670
General and administrative	1,686,849	982,817	579,203
Transaction, loan, and consumer receivable losses	550,683	187,991	177,670
Bitcoin impairment losses	46,571	71,126	—
Amortization of customer and other acquired intangible assets	138,758	15,747	3,855
Total operating expenses	6,616,424	4,258,711	2,752,224
Operating income (loss)	(624,532)	161,112	(18,815)
Interest expense, net	36,228	33,124	56,943
Other income, net	(95,443)	(29,474)	(291,725)
Income (loss) before income tax	(565,317)	157,462	215,967
Provision (benefit) for income taxes	(12,312)	(1,364)	2,862
Net income (loss)	(553,005)	158,826	213,105
Less: Net loss attributable to noncontrolling interests	(12,258)	(7,458)	—
Net income (loss) attributable to common stockholders	$(540,747)	$166,284	$213,105

Net income (loss) per share attributable to common stockholders:
Basic	$(0.93)	$0.36	$0.48
Diluted	$(0.93)	$0.33	$0.44
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	578,949	458,432	443,126
Diluted	578,949	501,779	482,167

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(553,005)	$158,826	$213,105
Net foreign currency translation adjustments	(471,166)	(24,667)	20,439
Net unrealized gain (loss) on marketable debt securities	(35,489)	(15,096)	1,260
Total comprehensive income (loss)	$(1,059,660)	$119,063	$234,804

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2019	432,796,720	$—	$2,223,749	$1,629	$(510,328)	$—	$1,715,050
Net income	—	—	—	—	213,105	—	213,105
Shares issued in connection with employee stock plans	19,013,638	—	161,984	—	—	—	161,984
Issuance of common stock in connection with business combination	607,974	—	35,319	—	—	—	35,319
Change in other comprehensive income	—	—	—	21,699	—	—	21,699
Share-based compensation	—	—	411,673	—	—	—	411,673
Tax withholding related to vesting of restricted stock units	(2,852,127)	—	(314,019)	—	—	—	(314,019)
Conversion feature of convertible notes, net of allocated costs	—	—	347,059	—	—	—	347,059
Purchase of bond hedges in conjunction with issuance of convertible notes	—	—	(338,145)	—	—	—	(338,145)
Sale of warrants in conjunction with issuance of convertible notes	—	—	232,095	—	—	—	232,095
Issuance of common stock in conjunction with the conversion of convertible notes	8,853,484	—	195,749	—	—	—	195,749
Exercise of bond hedges in conjunction with the conversion of convertible notes	(2,234,913)	—	—	—	—	—	—
Balance at December 31, 2020	456,184,776	$—	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(502,707)	—	102,974	—	(399,733)
Net income (loss)	—	—	—	—	166,284	(7,458)	158,826
Shares issued in connection with employee stock plans	11,975,907	—	126,829	—	—	—	126,829
Issuance of common stock in connection with business combination	118,443	—	28,735	—	—	—	28,735
Change in other comprehensive loss	—	—	—	(39,763)	—	—	(39,763)
Share-based compensation	—	—	623,067	—	—	—	623,067
Tax withholding related to vesting of restricted stock units	(1,403,146)	—	(323,012)	—	—	—	(323,012)
Issuance of common stock in conjunction with the conversion of convertible notes	5,514,727	—	408,879	—	—	—	408,879
Exercise of bond hedges in conjunction with the conversion of convertible notes	(7,446,920)	—	—	—	—	—	—
Noncontrolling interests in connection with business combination	—	—	—	—	—	48,192	48,192
Balance at December 31, 2021	464,943,787	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	—	(540,747)	(12,258)	(553,005)
Shares issued in connection with employee stock plans	11,824,138	—	81,768	—	—	—	81,768
Issuance of common stock in connection with business combination	113,617,352	—	13,827,929	—	—	—	13,827,929
Change in other comprehensive loss	—	—	—	(506,655)	—	—	(506,655)
Share-based compensation	—	—	1,092,010	—	—	—	1,092,010
Tax withholding related to vesting of restricted stock units	(37,629)	—	(4,735)	—	—	—	(4,735)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	interests	equity
Issuance of common stock in conjunction with the conversion of convertible notes	20,055	—	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,188,734)	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of common stock warrants	10,880,573	—	—	—	—	—	—
Balance at December 31, 2022	600,059,542	$—	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(553,005)	$158,826	$213,105
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	340,523	134,757	84,212
Amortization of discounts and premiums and other non-cash adjustments	(592,489)	31,104	76,129
Loss on extinguishment of long-term debt	—	—	6,651
Non-cash lease expense	129,811	83,137	70,253
Share-based compensation	1,071,278	608,040	397,800
Gains on revaluation of equity investments	(73,457)	(35,492)	(295,297)
Transaction, loan, and consumer receivable losses	550,683	187,991	177,670
Bitcoin impairment losses	46,571	71,126	—
Change in deferred income taxes	(69,593)	(10,435)	(8,016)
Changes in operating assets and liabilities:
Settlements receivable	(1,499,057)	(346,217)	(547,484)
Purchases and originations of loans	(6,114,847)	(3,227,172)	(1,837,137)
Proceeds from payments and forgiveness of loans	6,040,369	3,067,344	1,505,406
Customers payable	1,060,861	171,555	371,598
Settlements payable	207,894	15,249	143,528
Other assets and liabilities	(369,639)	(61,983)	(185,308)
Net cash provided by operating activities	175,903	847,830	173,110
Cash flows from investing activities:
Purchases of marketable debt securities	(755,697)	(2,714,560)	(1,322,362)
Proceeds from maturities of marketable debt securities	999,569	831,019	607,134
Proceeds from sale of marketable debt securities	449,723	617,097	585,427
Purchases of marketable debt securities from customer funds	—	(488,851)	(642,252)
Proceeds from maturities of marketable debt securities from customer funds	73,000	505,501	382,887
Proceeds from sale of marketable debt securities from customer funds	316,576	35,071	51,430
Payments for originations of consumer receivables	(18,361,871)	—	—
Proceeds from principal repayments and sales of consumer receivables	18,192,470	—	—
Purchases of property and equipment	(170,815)	(134,320)	(138,402)
Purchases of bitcoin investments	—	(170,000)	(50,000)
Purchases of other investments	(56,712)	(48,510)	(1,277)
Proceeds from sale of equity investments	—	420,644	—
Business combinations, net of cash acquired	539,453	(163,970)	(79,221)
Net cash provided by (used in) investing activities	1,225,696	(1,310,879)	(606,636)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	—	2,116,544
Purchases of senior note hedges	—	—	(338,145)
Proceeds from issuance of warrants	—	—	232,095
Proceeds from issuance of senior notes, net	—	1,971,828	—
Payments to redeem convertible notes	(1,071,788)	—	—
Proceeds from PPP Liquidity Facility advances	—	681,539	464,094
Repayments of PPP Liquidity Facility advances	(480,694)	(648,100)	—
Proceeds from warehouse facilities borrowings	1,620,805	—	—
Repayments of warehouse facilities borrowings	(391,463)	—	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	81,768	126,719	161,985
Payments for tax withholding related to vesting of restricted stock units	(4,735)	(323,011)	(314,019)
Net increase in interest-bearing deposits	82,049	59,844	—
Other financing activities	(87,692)	(9,948)	(7,359)
Change in customer funds, restricted from use in the Company's operations	349,330	793,163	1,361,540
Net cash provided by financing activities	97,580	2,652,034	3,676,735
Effect of foreign exchange rate on cash and cash equivalents	(38,363)	(7,066)	12,995
Net increase in cash, cash equivalents, restricted cash, and customer funds	1,460,816	2,181,919	3,256,204
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	6,975,090	4,793,171	1,536,967
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$8,435,906	$6,975,090	$4,793,171

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$4,544,202	$4,443,669	$3,158,058
Short-term restricted cash	639,780	18,778	30,279
Long-term restricted cash	71,600	71,702	13,526
Customer funds cash and cash equivalents	3,180,324	2,440,941	1,591,308
Total	$8,435,906	$6,975,090	$4,793,171

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, provide reporting and analytics, and facilitate next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financing; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services to help consumers manage their money by providing financial tools that allow individuals to store, send, receive, spend, and invest their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

On January 31, 2022, the Company completed the acquisition of Afterpay Limited (“Afterpay”), to strengthen its position to better deliver compelling financial products and services that expand access to more consumers and drive incremental revenue for merchants of all sizes. Refer to Note 9, Acquisitions for further details.

Block was founded in 2009 and has offices globally. The Company does not designate a headquarters location as it adopted a distributed work model in 2021.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the consolidated balance sheets.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to valuation of goodwill and acquired intangible assets, accrued transaction losses, valuation of loans held for sale and investment, determination of allowance for loan loss reserves for loans held for investment, determination of allowance for credit losses for consumer receivables, pre-acquisition contingencies associated with business combinations, allocation of acquired goodwill to reporting units, assessing contingencies including the likelihood of adverse outcomes from claims and disputes, accrued royalties, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

The Company's estimates of valuation of loans held for sale and investment, allowance for credit losses associated with consumer receivables, and accrued transaction losses are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 5, Fair Value Measurements for further details on amortized cost over fair value of the loans; Note 6, Consumer Receivables, net for further details on consumer receivables; and Note 12, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.

Reclassification to Statement of Operations

Beginning in the second quarter of 2022, the Company reclassified its consolidated statements of operations to present the amortization of acquired technology assets and amortization of customer and other acquired intangible assets as separate line items. Previously, these expenses were classified within transaction-based costs and subscription and services-based costs in cost of revenue; and product development and general and administrative operating expenses, respectively. Prior period amounts have been revised to reflect these reclassifications to the presentation. There were no changes to gross profit, total operating expenses, operating income (loss), income (loss) before income tax, or net income (loss) as a result of these reclassifications.

Concentration of Credit Risk

For the years ended December 31, 2022, 2021, and 2020, the Company had no customer that accounted for greater than 10% of total net revenue.

As of December 31, 2022, the Company had two third-party payment processors that represented approximately 54% and 31% of settlements receivable. As of December 31, 2021, these two parties represented approximately 52% and 30% of settlements receivable. In both years, all other third-party processors were insignificant.

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

Significant Accounting Policies

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Transaction-based Revenue

The Company charges its sellers a transaction fee for managed payments solutions that is generally calculated as a percentage of the total transaction amount processed. The Company selectively offers custom pricing for certain large sellers. The Company collects the transaction amount from the seller's customer's bank, net of acquiring interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions. The Company retains its fees and remits the net amount to the sellers.

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

Subscription and Services-based Revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Cash App including Instant Deposit and Cash App Card, Square Loans, Afterpay's buy now, pay later ("BNPL") platform, website hosting and domain name registration services, TIDAL, and various other software as a service ("SaaS") products.

Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts.

The Cash App Card offers Cash App customers the ability to use their stored funds via a Visa prepaid card that is linked to the balance the customer stores in Cash App. The Company charges the customer a per transaction fee when they instantly deposit funds to their bank account or withdraw funds from an ATM. The Company also earns interchange fees when a Cash App Card is used to make a purchase. These transaction and interchange fees are treated as revenue when charged.

Square Loans (formerly Square Capital) facilitates loans to qualified Square sellers through the Company's subsidiary, Square Financial Services ("SFS"), which is an industrial loan corporation. The loans are either repaid through withholding a percentage of the collections of the seller's receivables processed by the Company or a specified monthly amount. The Company generally utilizes a pre-qualification process that includes an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. Generally, the loans have no stated coupon rate but the seller is charged a one-time origination fee based upon their risk rating, which is derived primarily from processing activity. For some of the loans, it is the Company’s intent to sell all of its rights, title, and interest of these loans to third-party investors for an upfront fee when the loans are sold. The Company records the amounts advanced to the customers or the net amounts paid to purchase the loans as cost of the loans. Subsequently, the Company records a gain on sale of the loans to the third-party investors as revenue upon transfer of title. The Company is retained by the third-party investors to service the loans and earns a servicing fee for facilitating the repayment of these receivables through its managed payments solutions. The Company records servicing revenue as servicing is delivered. For the loans which are not immediately sold to third-party investors or for which the Company has the intent and ability to hold through maturity, interest and fees earned are recognized as revenue using the effective interest method.

Cash App Borrow, the Company’s first credit product for consumers, allows customers to access short-term loans for a small fee. The loans are repaid at the end of the loan term and customers may elect to prepay all or a part of the outstanding balance. If the outstanding balance is not paid when due, late fees in the form of interest may be charged. The short-term loans are facilitated through a partnership with an industrial bank. The loans are originated by the bank partner, from whom the Company purchases the loans obtaining all rights, title, and interest. Net amounts paid to the bank are recorded as the cost of the loans purchased, and amounts collected in excess of the carrying value are recognized as revenue over the life of the loans. The loan fee and late fees are recorded within subscription and services-based revenue on the consolidated statement of operations.

Through the BNPL platform, consumers can pay for their purchases over time by splitting their purchase price into generally three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). The Company generally pays the seller the full order value upfront, less taxes, if applicable, and a merchant fee, which consists of fixed and variable rates as contracted with the sellers. The Company also incurs other costs such as fees paid to third-party partners and processing fees to complete the consumer purchase transaction. The Company generally assumes non-repayment risk from the consumers. The Company initially recognizes a consumer receivable equal to net amounts paid to the seller plus any costs incurred to originate the consumer receivable. The Company recognizes the merchant fee less costs incurred to originate the consumer receivables as revenue using the effective interest method. This revenue is included within subscription and services-based revenue on the consolidated statement of operations. The effective interest rate is determined based on estimated future cash receipts over the expected life of the consumer receivable, having consideration for the historical repayment pattern of the consumer receivables on a portfolio basis. For the majority of the Company's BNPL products, consumers are not charged interest or fees, other than late fees which may be charged in certain regions by the Company as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. As of October 2022, the Company also offers the ability for consumers to pay for larger transaction sizes over a six- or twelve-month period using a monthly payment option, which includes no late fees and no compounding interest with a cap on total interest owed.

TIDAL primarily generates revenue from subscriptions to its customers, and such subscriptions allow access to the song library, video library, and improved sound quality. Customers can subscribe to services directly from the TIDAL website or through the Apple store. With both offerings, the Company charges customers a monthly fee for those subscription services, which is recognized ratably as revenue as the service is provided.

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

Hardware Revenue
Hardware revenue includes revenue from sales of magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, scales, and barcode scanners, all of which can be integrated with Square Stand, Square Register, or Square Terminal to provide a comprehensive point-of-sale solution. The Company generates revenue through the sale of hardware through e-commerce and through its retail distribution channels. The Company satisfies its performance obligation upon delivery of hardware to its customers which include end user customers, distributors, and retailers. The Company allows for customer returns which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices end user customers upon delivery of the products to customers, and payments from such customers are due upon invoicing. Distributors and retailers have payment terms that range from 30 to 90 days after delivery.

Bitcoin Revenue

The Company offers its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company satisfies its performance obligation and records revenue when bitcoin is transferred to the customer's account. The Company purchases bitcoin from private broker dealers or from Cash App customers and applies a marginal fee before selling it to its customers. The amounts received from customers are recorded as revenue on a gross basis and the associated bitcoin cost as cost of revenues, as the Company is the principal in the bitcoin sale transaction. The Company has concluded it is the principal because it controls the bitcoin before delivery to the customers, it is primarily responsible for the delivery of the bitcoin to the customers, it is exposed to risks arising from fluctuations of the market price of bitcoin before delivery to customers, and has discretion in setting prices charged to customers.

Cost of Revenue

Transaction-based Costs

Transaction-based costs consist primarily of interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions.

Subscription and Services-based Costs

Subscriptions and services-based costs consist primarily of processing and partnership fees related to Cash App including Instant Deposit, Cash App Card, as well as costs associated with the Company's BNPL platform, and TIDAL.

Hardware Costs

Hardware costs consist of all product costs associated with contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Product costs include third-party manufacturing-related overhead and personnel-related costs, certain royalties, packaging, and fulfillment costs.

Bitcoin Costs

Bitcoin costs consist of the total amount the Company pays to purchase bitcoin that is sold to customers. These costs fluctuate in line with bitcoin revenue.

Other Costs

Generally, other costs such as personnel-related costs, rent, and occupancy charges are not allocated to cost of revenues and are reflected in operating expenses and are not material.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the consolidated statements of operations. Total advertising costs for the years ended December 31, 2022, 2021, and 2020 were $544.2 million, $435.8 million, and $224.7 million, respectively. The Company also records services, incentives, and other costs to customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $840.0 million, $778.3 million, and $635.3 million, for the years ended December 31, 2022, 2021, and 2020, respectively, for such expenses.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and purchases under the Company’s 2015 Employee Stock Purchase Plan ("ESPP") which is measured based on the grant-date fair value. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate, and expected dividends. The Company uses the simplified calculation of expected term, defined as an average of the vesting term and the contractual term to maturity. Expected volatility is based on a weighted-average of the historical volatilities of the Company's common stock. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Generally, share-based compensation expense is recorded on a straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

Interest Income and Expense

Interest income consists of interest income from the Company's investment in marketable debt securities and interest expense relating to the Company's long-term debt. Interest income and interest expense were both immaterial for the years ended December 31, 2022, 2021, and 2020.

Foreign Currency

The functional currency for most subsidiaries outside of the United States is the local currency. For purposes of the Company's consolidated financial statements, the assets and liabilities of these subsidiaries, including goodwill and acquired intangible assets, are translated into U.S. dollars using the exchange rates at the balance sheet dates. Gains and losses resulting from these translations are reported as a component of accumulated other comprehensive income (loss) on the consolidated statements of comprehensive income (loss). Revenue, expenses, and gains or losses are translated into U.S. dollars using average exchange rates for each period.

Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as a component of other income, net on the consolidated statements of operations.

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

The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that has a greater than 50% likelihood of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to uncertain tax positions in the provision (benefit) for income tax expense on the consolidated statements of operations.

Cash and Cash Equivalents, Restricted Cash, and Customer Funds

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market funds, with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

The Company records restricted cash amounts as a current asset on the consolidated balance sheets if the restriction expires in less than 12 months, or as a non-current asset if the restriction is 12 months or longer. If there is no minimum time frame during which the cash must remain restricted, the nature of the transactions related to the restriction determine the classification.

The Company's short-term restricted cash was $639.8 million and $18.8 million as of December 31, 2022 and 2021, respectively. The balance as of December 31, 2022 was primarily comprised of cash held by the wholly-owned consolidated entities used in the warehouse funding facility arrangements. This restricted cash will be used to pay the borrowings under the warehouse funding facilities or will be distributed to the Company. The Company's total restricted cash also includes pledged cash deposits in accounts at the financial institutions that process the Company's sellers' payment transactions and collateral pursuant to various agreements with banks relating to the Company's products. The Company uses restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments.

The Company's long-term restricted cash of $71.6 million and $71.7 million as of December 31, 2022 and December 31, 2021, respectively, is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. The Company has recorded these amounts as non-current assets on the consolidated balance sheets as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

Customer Funds

Customer funds represent customers' stored balances that customers would later use to send money or make payments, or customers cash in transit. Under the terms of service associated with these funds, the Company is restricted from using the funds in the Company's operations. Interest income from customer funds is recorded as a component of subscription and services-based revenue on the consolidated statements of operations, and was immaterial for the year ended December 31, 2022. The Company may invest a portion of these stored balances in short-term marketable debt securities. Refer to Note 4, Customer Funds for more details.

Investments in Marketable Debt Securities

The Company's short-term and long-term investments include marketable debt securities such as government and agency securities, corporate bonds, commercial paper, and municipal securities. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale and carries these investments at fair value, reporting the unrealized gains and losses, net of taxes, as a component of stockholders’ equity. The U.S. government and U.S. agency securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. The corporate bonds are issued by highly rated entities. The foreign government securities are issued by highly rated international entities. The Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time, sufficient for the recovery of their amortized cost bases, which may be at maturity. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method, and records such gains and losses as a component of other expense (income), net on the consolidated statements of operations.

Investments in Equity Securities

The Company holds marketable and non-marketable equity investments. Marketable equity investments are measured using quoted prices in active markets with changes recorded in other expense (income), net on the consolidated statements of operations.

Non-marketable equity investments, which have no readily determinable fair values, are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded in other income, net on the consolidated statements of operations. Non-marketable equity investments are valued using significant unobservable inputs or data in an inactive market and the valuation requires judgment due to the absence of market prices and inherent lack of liquidity. The carrying value for these investments is not adjusted if there are no observable transactions for identical or similar investments of the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. The Company will adjust for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issue. Valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, the determination of whether an orderly transaction is for an identical or similar investment requires significant management judgment, including understanding the differences in the rights and obligations of the investments and the extent to which those differences would affect the fair values of those investments.

The Company assesses the impairment of its non-marketable equity investments on a quarterly basis. The impairment analysis encompasses an assessment of the severity and duration of the impairment and a qualitative and quantitative analysis of other key factors including the investee’s financial metrics, market acceptance of the investee’s product or technology, other competitive products or technology in the market, general market conditions, and the rate at which the investee is using its cash. If the investment is considered to be impaired, the Company will record an impairment in other income, net on the consolidated statements of operations and establish a new carrying value for the investment.

Fair Value Measurements

The Company applies fair value accounting for assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value accounting establishes a three-level hierarchy priority for disclosure of assets and liabilities recorded at fair value. The ordering of priority reflects the degree to which objective prices in external active markets are available to measure fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable.

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

•Level 2 Inputs: Other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

Customer Loans

The Company classifies customer loans as loans held for sale when the Company has the intent to sell all of its rights, title, and interest in these loans to third-party investors, and there is an available market for such loans. The Company classifies customer loans as loans held for investment when the Company has both the intent and ability to hold for the foreseeable future, or until maturity or payoff.

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data. The Company recognizes a charge within transaction, loan, and consumer receivable losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes. For the year ended December 31, 2022, $357.4 million of total loan balances was reclassified from loans held for sale to loans held for investment. Upon origination, the Company's loans are designated as available for sale. The majority of loans are subsequently sold. For the years ended December 31, 2022 and 2021, net gains on sales of loans were $164.3 million and $95.5 million, respectively. Net gains on sales of loans were immaterial in the year ended December 31, 2020. Loans that are not sold within one to two business days from origination are reclassified as held for investment.

Loans Held for Investment

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

The Company calculates an allowance for losses on the loans held for investment portfolio in accordance with ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The Company assesses impairment of its financial instruments based on current estimates of expected credit losses over the contractual term of its loans held for investment portfolio as of each balance sheet date. The Company determines the allowance for loan losses using both quantitative and qualitative methods and considers all available information relevant to assessing collectability. This includes, but is not limited to, historical loss and recovery experience, recent and historical trends in delinquencies, past-due loans and charge-offs, borrower behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the sellers’ ability to make future payments.

Settlements Receivable

Settlements receivable represents amounts due from third-party payment processors for customer transactions. Settlements receivable are typically received within one or two business days of the transaction date. No valuation allowances have been established, as funds are due from large, well-established financial institutions with no historical collections issue.

Consumer Receivables

The Company evaluates the consumer receivables as a single homogeneous portfolio as it is comprised of a single product type, point-of-sale unsecured installment loans. The Company classifies consumer receivables as held for investment when the Company has the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. Consumer receivables are reported at amortized cost, which includes the cost to originate the consumer receivables, adjusted for unearned merchant fees, origination costs, charge-offs, and the allowance for credit losses. Refer to Note 6, Consumer Receivables, net for more information.

Allowance for Credit Losses Related to Consumer Receivables

The Company calculates an allowance for credit losses on the consumer receivables portfolio in accordance with ASU 2016-13. The guidance requires an entity to assess impairment of its financial instruments based on the entity's current estimates of expected credit losses over the contractual term of its loans held for investment portfolio as of each balance sheet date.

Allowance for credit losses related to consumer receivables represents management’s estimate of the expected credit losses in the outstanding portfolio of consumer receivables, as of the balance sheet date. The Company determines the allowance for credit losses using both quantitative and qualitative methods that analyze portfolio performance, uses judgment regarding the quantitative components of the reserve, and considers all available information relevant to assessing collectibility. This includes, but is not limited to, historical loss and recovery experience, recent and historical trends in delinquencies, past-due receivables and charge-offs, consumer behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the consumers’ ability to make future payments. When available information confirms that specific consumer receivables or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Consumer receivables are charged off when management considers amounts to be uncollectible, which is generally determined by the number of days past due and is typically no later than 180 days past due.

Inventory

Inventory consists of contactless and chip readers, chip card readers, Square Stand, Square Register, Square Terminal, and third-party peripherals, as well as component parts that are used to manufacture these products. Inventory is stated at the lower of cost (generally on a first-in, first-out basis) or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on the estimated selling prices in the ordinary course of business. The Company's inventory is held at third-party warehouses and contract manufacturer premises.

Investment in Bitcoin

Bitcoin is a cryptocurrency that is considered to be an indefinite-lived intangible asset because bitcoin lacks physical form and there is no limit to its useful life. Accordingly, the Company's investment in bitcoin is not subject to amortization but is tested for impairment on a daily basis. The Company has concluded that because bitcoin is traded in an active market where there are observable prices, a decline in the quoted price below cost is generally viewed as an impairment indicator. If the fair value of bitcoin decreases below the carrying value during the assessed period, an impairment charge is recognized at that time. After an impairment loss is recognized, the adjusted carrying value becomes the new accounting basis of the Company's investment in bitcoin. Impairment losses cannot be reversed for any subsequent increase in fair value until the sale of the asset. The Company's investment in bitcoin does not include any bitcoin held for other parties.

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

The Company determines whether an arrangement is a lease for accounting purposes at contract inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized at the present value of the future lease payments, generally for the base noncancellable lease term, at the lease commencement date for each lease. The interest rate used to determine the present value of the future lease payments is the Company's incremental borrowing rate because the interest rate implicit in most of the Company's leases is not readily determinable. The Company's incremental borrowing rate is estimated to approximate the interest rate that the Company would pay to borrow on a collateralized basis with similar terms and payments as the lease, and in economic environments where the leased asset is located. Operating lease ROU assets also include any prepaid lease payments and lease incentives. The Company's lease agreements generally contain lease and non-lease components. The Company applies the practical expedient to account for the lease and non-lease components as a single lease component for all leases, where applicable. Non-lease components primarily include payments for maintenance and utilities. The Company includes the fixed non-lease components in the determination of the ROU assets and operating lease liabilities. Variable lease payments that are not based on a rate or index are not included in the calculation of the ROU asset and lease liability, and they are recognized as lease expense in the period in which the obligation for those payments is incurred. Variable lease payments predominantly relate to variable operating expenses, taxes, parking, and electricity. The Company records the amortization of the ROU asset and the accretion of lease liability as a component of rent expense in the consolidated statements of operations.

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of an ROU asset may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques.

When lease agreements provide allowances for leasehold improvements, the Company assesses whether it is the owner of the leasehold improvements for accounting purposes. When the Company concludes that it is the owner, it capitalizes the leasehold improvement assets and recognizes the related depreciation expense on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset. Additionally, the Company recognizes the amounts of allowances to be received from the lessor as a reduction of the lease liability and the associated ROU asset. When the Company concludes that it is not the owner, the payments that the Company makes towards the leasehold improvements are accounted as a component of the lease payments.

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

Long-Lived Assets, including Goodwill and Acquired Intangible Assets

The Company evaluates the recoverability of property and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. For the periods presented, the Company recorded no impairment charges.

The Company performs a goodwill impairment test annually on December 31 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. The Company first assesses qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and determine whether further action is needed. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. For the periods presented, the Company recorded no impairment charges.

Acquired intangible assets consist of acquired technology and customer relationships associated with various acquisitions. Acquired technology is amortized over its estimated useful life on a straight-line basis and included as a component of cost of revenue on the consolidated statements of operations. Acquired customer relationships and other intangible assets are amortized on a straight-line basis over their estimated useful lives, and included as a component of operating expenses on the consolidated statements of operations. The Company evaluates the remaining estimated useful life of its intangible assets being amortized on an ongoing basis to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Customers Payable

Customers payable represents the transaction amounts, less revenue earned by the Company, owed to sellers or Cash App customers. The payable amount consists of amounts owed to customers due to timing differences as the Company typically settles within one business day, amounts held by the Company in accordance with its risk management policies, and amounts held for customers who have not yet linked a bank account. This balance also includes the Company's liability for customer funds held on deposit in the Cash App.

Accrued Transaction Losses

The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency, disputes between a seller and their customer, or due to fraudulent transactions. Accrued transaction losses also include estimated losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash App Card. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. The Company also considers other relevant market data in developing such estimates and assumptions. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction, loan, and consumer receivable losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that are classified within sales and marketing expenses.

Segments

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. The Company has two reportable segments, Square (formerly Seller) and Cash App. The results of Afterpay have been equally allocated to the Cash App and Square segments as management has concluded that Afterpay's BNPL platform will contribute equally to both the Cash App and Square platforms. Rather, the operations of Afterpay are managed by the segment managers of Cash App and Square, who are responsible for allocating resources and evaluating the performance of Afterpay. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL, TBD, and Spiral, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•    Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM.

•    Square includes managed payment services, software solutions, hardware, and financial services offered to sellers, excluding those that involve Cash App.

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments ("ASU 2021-05"), which amends the lease classification requirements for lessors with certain leases containing variable payments. In accordance with ASU 2021-05, a lessor should classify and account for a lease with variable lease payments that do not depend on an index or a rate as an operating lease if both of the following criteria are met: 1) the lease would have been classified as a sales-type lease or a direct financing lease; and 2) the lessor would have otherwise recognized a day-one loss. The amendments in ASU 2021-05 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance effective January 1, 2022, and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue from contracts with customers:
Transaction-based revenue	$5,701,540	$4,793,146	$3,294,978
Subscription and services-based revenue	3,385,784	2,445,811	1,447,188
Hardware revenue	164,418	145,679	91,654
Bitcoin revenue	7,112,856	10,012,647	4,571,543
Revenue from other sources:
Subscription and services-based revenue (i)	1,166,989	263,920	92,215
Total net revenue	$17,531,587	$17,661,203	$9,497,578

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans and, for 2022 amounts, also includes revenue generated from consumer receivables originated through the BNPL platform, following the acquisition of Afterpay.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$96,545	$16	$(2,120)	$94,441
Corporate bonds	368,110	2	(7,475)	360,637
Commercial paper	31,503	—	—	31,503
Municipal securities	9,884	—	(191)	9,693
Certificates of deposit	6,400	—	—	6,400
U.S. government securities	580,568	6	(8,937)	571,637
Foreign government securities	7,795	—	(255)	7,540
Total	$1,100,805	$24	$(18,978)	$1,081,851

Long-term debt securities:
U.S. agency securities	$74,097	$—	$(3,782)	$70,315
Corporate bonds	245,891	6	(9,171)	236,726
Municipal securities	10,415	3	(664)	9,754
U.S. government securities	268,902	—	(13,210)	255,692
Foreign government securities	1,000	—	(58)	942
Total	$600,305	$9	$(26,885)	$573,429

The Company's short-term and long-term investments as of December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$73,986	$150	$(8)	$74,128
Corporate bonds	293,460	128	(269)	293,319
Commercial paper	36,088	—	—	36,088
Municipal securities	5,543	5	—	5,548
Certificates of deposit	9,200	—	—	9,200
U.S. government securities	430,992	106	(255)	430,843
Foreign government securities	20,256	19	(118)	20,157
Total	$869,525	$408	$(650)	$869,283

Long-term debt securities:
U.S. agency securities	$154,454	$26	$(1,160)	$153,320
Corporate bonds	667,699	80	(4,572)	663,207
Municipal securities	22,541	2	(126)	22,417
U.S. government securities	678,553	3	(4,080)	674,476
Foreign government securities	13,084	—	(74)	13,010
Total	$1,536,331	$111	$(10,012)	$1,526,430

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2022 and 2021, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$8,572	$(24)	$84,628	$(2,096)	$93,200	$(2,120)
Corporate bonds	34,795	(423)	320,748	(7,052)	355,543	(7,475)
Municipal securities	587	(13)	5,811	(178)	6,398	(191)
U.S. government securities	146,974	(839)	394,880	(8,098)	541,854	(8,937)
Foreign government securities	—	—	7,540	(255)	7,540	(255)
Total	$190,928	$(1,299)	$813,607	$(17,679)	$1,004,535	$(18,978)

Long-term debt securities:
U.S. agency securities	$11,501	$(20)	$58,814	$(3,762)	$70,315	$(3,782)
Corporate bonds	33,862	(262)	201,791	(8,909)	235,653	(9,171)
Municipal securities	467	(33)	8,784	(631)	9,251	(664)
U.S. government securities	54,405	(590)	201,288	(12,620)	255,693	(13,210)
Foreign government securities	—	—	942	(58)	942	(58)
Total	$100,235	$(905)	$471,619	$(25,980)	$571,854	$(26,885)

	December 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$26,749	$(8)	$—	$—	$26,749	$(8)
Corporate bonds	241,792	(269)	311	—	242,103	(269)
U.S. government securities	347,380	(255)	—	—	347,380	(255)
Foreign government securities	12,734	(118)	—	—	12,734	(118)
Total	$628,655	$(650)	$311	$—	$628,966	$(650)

Long-term debt securities:
U.S. agency securities	$151,472	$(1,160)	$—	$—	$151,472	$(1,160)
Corporate bonds	627,467	(4,572)	—	—	627,467	(4,572)
Municipal securities	18,616	(126)	—	—	18,616	(126)
U.S. government securities	639,473	(4,080)	—	—	639,473	(4,080)
Foreign government securities	13,010	(74)	—	—	13,010	(74)
Total	$1,450,038	$(10,012)	$—	$—	$1,450,038	$(10,012)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,100,805	$1,081,851
Due in one to five years	600,305	573,429
Total	$1,701,110	$1,655,280

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2022	December 31, 2021
Cash	$1,748,983	$242,243
Cash equivalents:
Money market funds	851,296	2,126,579
Reverse repurchase agreement (i)	580,045	72,119
Short-term debt securities:
U.S. agency securities	—	29,994
U.S. government securities	—	360,060
Total	$3,180,324	$2,830,995

(i) The Company has accounted for the reverse repurchase agreement with a third party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparty as cash equivalents due to their short term nature.

The Company does not have any available-for-sale debt securities for which the Company has recorded credit related losses.

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company did not hold any investments within customer funds as of December 31, 2022. The Company's investments within customer funds as of December 31, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$30,002	$—	$(8)	$29,994
U.S. government securities	360,251	—	(191)	360,060
Total	$390,253	$—	$(199)	$390,054

The gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2021, aggregated by investment category and the length of time that individual securities were in a continuous loss position, were as follows (in thousands):

	December 31, 2021
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$29,994	$(7)	$—	$—	$29,994	$(7)
U.S. government securities	$360,060	$(191)	$—	$—	$360,060	$(191)
Total	$390,054	$(198)	$—	$—	$390,054	$(198)

NOTE 5 - FAIR VALUE MEASUREMENTS
The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of December 31, 2022 or December 31, 2021.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,230,924	$—	$—	$2,344,768	$—	$—
U.S. agency securities	—	7,923	—	—	22,999	—
Certificates of deposit	—	—	—	—	4,983	—
Commercial paper	—	25,080	—	—	—	—
Corporate bonds	—	—	—	—	790	—
Customer funds:
Money market funds	851,296	—	—	2,126,579	—	—
Reverse repurchase agreement	580,045	—	—	72,119	—	—
U.S. agency securities	—	—	—	—	29,994	—
U.S. government securities	—	—	—	360,060	—	—
Short-term debt securities:
U.S. agency securities	—	94,441	—	—	74,128	—
Corporate bonds	—	360,637	—	—	293,319	—
Commercial paper	—	31,503	—	—	36,088	—
Municipal securities	—	9,693	—	—	5,548	—
Certificates of deposit	—	6,400	—	—	9,200	—
U.S. government securities	571,637	—	—	430,843		—
Foreign government securities	—	7,540	—	—	20,157	—
Long-term debt securities:
U.S. agency securities	—	70,315	—	—	153,320	—
Corporate bonds	—	236,726	—	—	663,207	—
Municipal securities	—	9,754	—	—	22,417	—
U.S. government securities	255,692	—	—	674,476	—	—
Foreign government securities	—	942	—	—	13,010	—
Other:
Investment in marketable equity security	11,092	—	—	—	—	—
Safeguarding asset related to bitcoin held for other parties	—	428,243	—	—	1,100,596	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(428,243)	—	—	(1,100,596)	—
Total assets (liabilities) measured at fair value	$3,500,686	$860,954	$—	$6,008,845	$1,349,160	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$988,171	$782,857	$986,774	$1,018,113
2026 Senior Notes	990,414	885,876	987,626	994,579
2027 Convertible Notes	568,535	433,082	567,208	614,286
2026 Convertible Notes	569,315	464,066	567,621	595,548
2025 Convertible Notes	993,394	943,188	990,361	1,477,302
2023 Convertible Notes	460,356	480,925	459,618	958,927
2022 Convertible Notes	—		455	3,192
Total	$4,570,185	$3,989,994	$4,559,663	$5,661,947

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$474,036	$491,807	$517,940	$574,982
Loans held for investment	123,959	126,122	91,447	95,746
Total	$597,995	$617,929	$609,387	$670,728

As of December 31, 2022 and 2021, $19.9 million and $364.8 million of the carrying value of loans held for sale were attributable to loans under the Paycheck Protection Program ("PPP"), respectively. The PPP was intended to provide relief to eligible businesses impacted by COVID-19, and to incentivize businesses to keep their workers on the payroll. These loans are guaranteed by the U.S. government and are eligible for forgiveness if the borrowers meet certain criteria. As the loans under the PPP qualify for forgiveness if certain criteria are met or are guaranteed by the U.S. government through the Small Business Administration ("SBA"), the related credit losses as of December 31, 2022 were immaterial.

For the years ended December 31, 2022, 2021, and 2020, the Company recorded incremental charges for the excess of amortized cost over the fair value of the loans of $27.5 million, $6.4 million, and $26.0 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data in developing such estimates and assumptions. As of December 31, 2022, there were no material changes to the Company's estimates of fair value, and the Company will continue to evaluate facts and circumstances that could impact its estimates and affect its results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2022, 2021, and 2020, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

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

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" rated or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables generally comprise of consumer receivables that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2022, the amortized cost of Pass rated consumer receivables was $1.9 billion and the amount of Classified consumer receivables was less than $0.1 billion.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

December 31, 2022
Non-delinquent loans	$1,643,874
1 - 60 days past due	295,830
61 - 90 days past due	20,612
90+ days past due	62,134
Total amortized cost	$2,022,450

The amount listed as 1 - 60 days past due in the above table includes $224.9 million of cash in transit, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements. This cash in transit as of December 31, 2022 represents 11.1% of the total amortized cost of consumer receivables.

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

Consumer receivables are charged off when they are over 180 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the consolidated statements of operations in the period they were recovered. The amount of recoveries for the year ended December 31, 2022 was immaterial.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

From Acquisition on January 31, 2022 to December 31, 2022
Allowance for credit losses, beginning of the period (i)	$115,552
Provision for credit losses	203,670
Charge-offs and other adjustments	(168,664)
Foreign exchange effect	732
Allowance for credit losses, end of the period	$151,290

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

NOTE 7 - LOANS HELD FOR INVESTMENT
In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of December 31, 2022, the Company held $124.0 million as loans held for investment, net of allowance, included in other current assets on the consolidated balance sheets. Refer to Note 12, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses and amount of charge offs recorded as of December 31, 2022 were immaterial. Recoveries recorded as of December 31, 2022 were immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of December 31, 2022, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" rated or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2022, the amortized cost of Pass rated loans was $128.8 million and the amount of Classified loans was immaterial.

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The following table details property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements	$228,634	$208,228
Computer equipment	224,959	174,004
Capitalized software	197,420	116,827
Office furniture and equipment	45,836	42,393
Total	696,849	541,452
Less: Accumulated depreciation and amortization	(367,547)	(259,312)
Property and equipment, net	$329,302	$282,140
Depreciation and amortization expense on property and equipment was $131.5 million, $94.2 million, and $65.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

In the first quarter of 2022, the Company prepared an initial determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date using preliminary information. This included the recognition of $131.0 million of deferred tax assets and a corresponding valuation allowance of $131.0 million in Australia. Subsequently in 2022, the Company recognized measurement period adjustments to the assets acquired and liabilities assumed, including adjustments to the value of the deferred and contingent consideration liability assumed through the acquisition. The Company also refined its analysis of the value of the tax basis of certain acquired intangible assets of the Afterpay entities in Australia, and completed its determination of the allocation of goodwill and certain intangible assets acquired to various operating units. This resulted in a reduction to the preliminary estimate of the deferred tax asset and a reversal of the valuation allowance of $131.0 million. The Company also completed its evaluation of unrecognized tax benefits and tax contingencies, resulting in an increase in the assumed liabilities. The net effect of the adjustments recorded in the year ended December 31, 2022 resulted in an increase in current and other non-current liabilities assumed of $52.8 million, a decrease in deferred tax liabilities assumed of $44.3 million, a decrease in intangible assets acquired of $22.0 million, and a net increase in goodwill of $30.5 million. There was no impact to the consolidated statements of operations as a result of these adjustments. As of December 31, 2022, the Company's purchase price allocation is complete and the measurement period is closed.

The table below summarizes the consideration paid for Afterpay and the assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Stock (113,617,352 shares of Class A common stock, excluding value accounted as post-combination expense of $66,337	$13,827,929
Cash paid to settle tax withholding in connection with replacement awards	8,693
Total consideration	$13,836,622
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash, cash equivalents, and restricted cash acquired)	$653,709
Consumer receivables	1,245,508
Intangible customer assets	1,378,000
Intangible technology assets	239,000
Intangible trade names	386,000
Other non-current assets	74,232
Long-term debt - current (i)	(1,058,065)
Current liabilities	(439,358)
Warehouse funding facilities (ii)	(107,996)
Deferred tax liabilities	(190,689)
Other non-current liabilities	(63,213)
Total identifiable net assets acquired	2,117,128
Goodwill	11,719,494
Total	$13,836,622

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

Pro Forma Financial Information

The following table summarizes the unaudited pro forma consolidated financial information of the Company as if the Afterpay acquisition had occurred on January 1, 2021. Pro forma adjustments have been made to reflect, among other things, the incremental intangible asset amortization to be incurred based on the values of each identifiable intangible asset, stock-based compensation expense related to replacement equity awards, and the tax effects of such adjustments for the respective periods.

The unaudited pro forma financial results are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net revenue	$17,601,817	$18,494,077
Net loss	$(356,568)	$(183,616)

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

Pro forma net loss for the year ended December 31, 2022 excludes $42.4 million of transaction costs incurred by Block directly attributable to the acquisition, as well as $66.3 million of incremental stock-based compensation expense incurred by Block, that were included in the determination of the Company's net loss for the year ended December 31, 2022. Pro forma net loss for the year ended December 31, 2021 includes an adjustment of $45.9 million of transaction costs directly attributable to the acquisition incurred by both Afterpay and Block, and $66.3 million of incremental stock-based compensation expense.

TIDAL

On April 30, 2021, the Company acquired an 86.8% ownership interest in TIDAL, a global music and entertainment platform that brings fans and artists together through unique music, content, and experiences. The acquisition extends the Company's purpose of economic empowerment to musicians. The Company has the option, but not the obligation, to acquire any portion of the remaining noncontrolling interest any time after a three-year period has elapsed from the execution of the merger agreement at a price based on the fair value of TIDAL shares.

The purchase consideration was comprised of $223.1 million in cash and 41,138 shares of the Company’s Class A common stock with an aggregate fair value of $10.1 million based on the closing price of the Company’s Class A common stock on the acquisition date. Third-party acquisition related costs were immaterial. The results of TIDAL’s operations have been included in the consolidated financial statements since the closing date.

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

Consideration:
Cash	$176,663
Deferred consideration	46,475
Stock (41,138 shares of Class A common stock)	10,071
Total consideration	$233,209
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash acquired of $12,358)	$29,621
Intangible customer assets	69,000
Intangible technology assets	29,000
Intangible trade name	35,000
Intangible other assets	8,000
Other non-current assets	33,443
Accrued expenses and other current liabilities	(67,789)
Other non-current liabilities	(52,759)
Total identifiable net assets acquired	83,516
Noncontrolling interests	(48,192)
Goodwill	197,885
Total	$233,209
Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating TIDAL product and operations into the Company's technology platform and the value of the assembled workforce. An estimated amount of approximately $70.7 million of the goodwill generated from the TIDAL acquisition and approximately $126.7 million of the acquired intangible assets are expected to be deductible for US tax purposes based on the preliminary values. Additionally, the acquisition would have resulted in the recognition of US deferred tax assets; however, the realization of such deferred tax assets depends primarily on the Company's ability, post-acquisition, to generate taxable income in future periods of which there is not sufficient evidence of such income as of December 31, 2022. Accordingly, a valuation allowance was recorded against the net acquired deferred tax asset in accounting for the acquisition.

Deferred consideration in the aggregate amount of $46.5 million primarily relates to pre-acquisition contingencies, and includes a portion of purchase consideration withheld, for a period of up to four years, as security for TIDAL's indemnification obligations related to general representations and warranties, in addition to certain potential exposures. The Company recognized certain liabilities for acquired pre-existing potential exposures, and an indemnification receivable in the amount of $22.8 million has been recorded related to such exposures in accordance with the terms of the indemnification agreement. The amounts have been determined in accordance with ASC 740, Income Taxes, and ASC 450, Contingencies.

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

Other Acquisitions
During the years ended December 31, 2022, 2021, and 2020, the Company completed certain acquisitions for a total consideration of $46.0 million, $20.5 million, and $126.7 million, respectively, which resulted in the recognition of additional intangible assets and goodwill. These acquisitions were not material and therefore pro forma financial information has not been presented. None of the goodwill generated from the acquisitions or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in the carrying value of goodwill was as follows (in thousands):

Balance at December 31, 2020	$316,701
Acquisitions	203,079
Other adjustments	(504)
Balance at December 31, 2021	519,276
Acquisitions	11,761,866
Foreign currency translation adjustments	(314,381)
Balance at December 31, 2022	$11,966,761

As defined further in Note 21, Segment and Geographical Information, the Company has two reportable segments, Square and Cash App. Goodwill arising from the acquisition of Afterpay has been equally allocated to Square and Cash App as management has concluded that the BNPL platform will contribute equally to each of these segments.

The change in the carrying value of goodwill allocated to the reportable segments was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Balance at December 31, 2020	$128,838	$187,863	$—	$316,701
Acquisitions	—	5,194	197,885	203,079
Other adjustments	(504)	—	—	(504)
Balance at December 31, 2021	128,334	193,057	197,885	519,276
Acquisitions	5,882,133	5,879,733	—	11,761,866
Foreign currency translation adjustments	(157,537)	(156,844)	—	(314,381)
Balance at December 31, 2022	$5,852,930	$5,915,946	$197,885	$11,966,761

Additionally, the Company performed its annual goodwill impairment assessment as of December 31, 2022. For purposes of completing the impairment test, the Company performs either a qualitative or a quantitative analysis on a reporting unit basis. Through qualitative analysis, the Company concluded that it was more likely than not that the fair value of the reporting units were greater than their carrying amounts. As a result, the two-step goodwill impairment test was not required, and no impairments of goodwill were recognized during the year ended December 31, 2022.

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at December 31, 2022
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$398,665	$(133,116)	$265,549
Customer assets	15 years	1,474,163	(110,316)	1,363,847
Trade names	9 years	434,766	(58,352)	376,414
Other	9 years	13,701	(5,477)	8,224
Total		$2,321,295	$(307,261)	$2,014,034

	Balance at December 31, 2021
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$164,977	$(65,619)	$99,358
Customer assets	15 years	128,316	(19,244)	109,072
Trade names	9 years	53,051	(14,169)	38,882
Other	9 years	13,743	(4,006)	9,737
Total		$360,087	$(103,038)	$257,049

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Acquired intangible assets, net, beginning of the period	$257,049	$137,612	$69,079
Acquisitions	2,006,490	159,100	85,960
Amortization expense	(208,952)	(40,522)	(19,239)
Foreign currency translation and other adjustments	(40,553)	859	1,812
Acquired intangible assets, net, end of the period	$2,014,034	$257,049	$137,612

The estimated future amortization expense of intangible assets as of December 31, 2022 is as follows (in thousands):

2023	$221,883
2024	218,422
2025	211,595
2026	197,528
2027	149,443
Thereafter	1,015,163
Total	$2,014,034

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table details other current assets (in thousands):

	December 31, 2022	December 31, 2021
Inventory, net	$97,703	$77,058
Restricted cash	639,780	18,778
Processing costs receivable	298,568	228,914
Prepaid expenses	141,262	63,341
Accounts receivable, net	140,508	89,702
Loans held for investment, net of allowance for loan losses (i)	123,959	91,447
Other	185,485	118,189
Total	$1,627,265	$687,429

(i) Refer to Note 7, Loans Held for Investment for further details.

Accrued Expenses and Other Current Liabilities

The following table details accrued expenses and other current liabilities (in thousands):

	December 31, 2022	December 31, 2021
Accrued expenses	$382,571	$254,900
Accounts payable	95,846	82,173
Customer deposits	141,893	59,844
Accrued transaction losses (i)	64,539	55,167
Accrued royalties	63,684	53,616
Operating lease liabilities, current	66,854	64,027
Other	241,289	133,154
Total	$1,056,676	$702,881
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
The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Year Ended December 31,
	2022	2021
Accrued transaction losses, beginning of the period	$55,167	$70,557
Provision for transaction losses	100,735	63,436
Charge-offs to accrued transaction losses	(91,363)	(78,826)
Accrued transaction losses, end of the period	$64,539	$55,167

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. The Company recorded $411.7 million and $338.6 million for the years ended December 31, 2022 and 2021, respectively, for such losses.

NOTE 13 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table details other non-current assets (in thousands):

	December 31, 2022	December 31, 2021
Investment in non-marketable equity securities (i)	$208,880	$81,919
Investment in bitcoin, net (ii)	102,303	149,000
Restricted cash	71,600	71,702
Other	101,454	67,914
Total	$484,237	$370,535

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded unrealized gains of $96.1 million arising from the revaluation of certain non-marketable investments, resulting in cumulative unrealized gains of $115.2 million as of December 31, 2022. Unrealized losses were immaterial as of December 31, 2022.

(ii) As of December 31, 2022, the Company has purchased a cumulative $220.0 million in bitcoin for investment purposes. Investment in bitcoin is accounted for as an indefinite-lived intangible asset, and does not include any bitcoin held for other parties, which is further described in Note 14, Bitcoin Held for Other Parties. Investment in bitcoin is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. The Company recorded impairment losses of $46.6 million in the year ended December 31, 2022, due to the observed market price of bitcoin decreasing below the carrying value during the period. As of December 31, 2022, the cumulative impairment losses to date were $117.7 million and the fair value of the investment in bitcoin was $132.7 million based on observable market prices, which was $30.4 million in excess of the Company's carrying value of $102.3 million after impairment charges.

NOTE 14 - BITCOIN HELD FOR OTHER PARTIES

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of December 31, 2022, no bitcoin custodied for customers was held by third-party custodians.

As of the adoption of SAB 121, the Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date. The Company was not aware of any actual or possible safeguarding loss events as of December 31, 2022 or December 31, 2021, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value. The balance sheet as of December 31, 2021 has been revised to reflect the adoption of SAB 121. The adoption of SAB 121 had no impact on previously reported consolidated statements of operations, statements of cash flows, or statements of stockholders' equity.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	December 31, 2022	December 31, 2021
Approximate number of bitcoin held for customers	25,850	23,360
Approximate number of bitcoin held for trading partners	62	458
Total approximate number of bitcoin held for other parties	25,912	23,818

Safeguarding obligation liability related to bitcoin held for customers	$427,221	$1,079,412
Safeguarding obligation liability related to bitcoin held for trading partners	$1,022	21,184
Safeguarding obligation liability related to bitcoin held for other parties	$428,243	$1,100,596
Safeguarding asset related to bitcoin held for other parties	$428,243	$1,100,596

NOTE 15 - INDEBTEDNESS

Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2024. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans). The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.15% per annum on the undrawn portion available under the 2020 Credit Facility. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of December 31, 2022, $600.0 million remained available for draw. The Company incurred immaterial unused commitment fees during the years ended December 31, 2022, 2021, and 2020. As of December 31, 2022, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

These Warehouse Facilities have maturity dates ranging from December 2023 to December 2024. As of December 31, 2022, the aggregate commitment amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $1.3 billion was drawn and $0.4 billion remained available. All facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of December 31, 2022. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average ("SONIA") or similar, and (ii) a margin which is set for the term of the availability period. In addition, each facility requires payment of immaterial commitment fees.

The table below summarizes the amounts drawn on these facilities by year of maturity (in thousands):

December 31, 2022
2023 (i)	461,240
2024	877,066
Total funding debt, net of deferred debt issuance costs	$1,338,306

(i) Disclosed as warehouse funding facilities, current portion within total current liabilities on the consolidated balance sheet.

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

On January 29, 2021, Square Capital entered into a second PPPLF agreement with the Federal Reserve Bank of San Francisco (“Second PPPLF Agreement”) to secure additional credit collateralized by loans from the subsequent rounds of the PPP program in an aggregate principal amount of up to $1.0 billion under both PPPLF agreements. As of December 31, 2022, $16.8 million of PPPLF advances were outstanding and are, generally, collateralized by the same value of PPP loans. Any differences between the amounts are generally due to the timing of PPP loan repayment or forgiveness, and repayment of PPPLF advances.

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

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.15 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bear a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The circumstances required to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the year ended December 31, 2022. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Debt issuance costs related to the 2026 Convertible Notes and 2027 Convertible Notes were comprised of discounts and commissions payable to the initial purchasers of $17.5 million and third party offering costs of $1.0 million. Prior to the adoption of ASU 2020-06, the Company allocated the total amount incurred to the liability and equity components of the 2026 Convertible Notes and 2027 Convertible Notes based on their relative values. Issuance costs attributable to the liability component were $15.4 million and were amortized to interest expense using the effective interest method. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. Upon adoption of ASU 2020-06 on January 1, 2021, the Company reversed the allocation of the issuance costs to the equity component and accounted for the entire amount as debt issuance cost that will be amortized as interest expense at an effective interest rate of 0.30% and 0.49% for each of the respective terms of the 2026 Convertible Notes and 2027 Convertible Notes, respectively, with a cumulative adjustment to retained earnings on the adoption date.

Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of December 31, 2022, no principal had converted on either the 2026 Convertible Notes or 2027 Convertible Notes.

As of December 31, 2022, the if-converted value of the 2026 Convertible Notes and 2027 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Convertible Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2025 Convertible Notes for redemption, such 2025 Convertible Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Convertible Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Convertible Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Convertible Notes were met in the first quarter of 2021 and continued to be met through March 31, 2022. The circumstances were not met in the second, third, and fourth quarters of 2022. As of December 31, 2022, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock.

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

Upon adoption of ASU 2020-06, the difference between the estimated fair value and the carrying value upon conversion is accounted for as a reduction to the related debt issuance costs, with the remainder recognized as additional paid in capital to reflect the par value of the shares issued. As of December 31, 2022, there has been an immaterial aggregate principal amount converted on the 2025 Convertible Notes.

As of December 31, 2022, the if-converted value of the 2025 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The 2023 Convertible Notes are convertible at an initial conversion rate of 12.8456 shares of the Company's Class A common stock per $1,000 principal amount of 2023 Convertible Notes, which is equivalent to an initial conversion price of approximately $77.85 per share of Class A common stock. Holders may convert their 2023 Convertible Notes at any time prior to the close of business on the business day immediately preceding February 15, 2023 only under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2023 Convertible Notes) per $1,000 principal amount of 2023 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2023 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. On or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will deliver shares of its Class A common stock. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through the first half of 2022. The circumstances were not met in the third and fourth quarters of 2022. As of December 31, 2022, certain holders of the 2023 Convertible Notes had converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes, all of which was converted during the year ended December 31, 2022. The Company has settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock.

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

As of December 31, 2022, the if-converted value of the 2023 Convertible Notes did not exceed the outstanding principal amount.

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

The following table summarizes the Company's Notes as of December 31, 2022 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(11,829)	$988,171
2026 Senior Notes	1,000,000	(9,586)	990,414
2027 Convertible Notes	575,000	(6,465)	568,535
2026 Convertible Notes	575,000	(5,685)	569,315
2025 Convertible Notes	1,000,000	(6,606)	993,394
2023 Convertible Notes (i)	460,630	(274)	460,356
Total	$4,610,630	$(40,445)	$4,570,185

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the consolidated balance sheet.

The following table summarizes the Company's Notes as of December 31, 2021 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(13,226)	$986,774
2026 Senior Notes	1,000,000	(12,374)	987,626
2027 Convertible Notes	575,000	(7,792)	567,208
2026 Convertible Notes	575,000	(7,379)	567,621
2025 Convertible Notes	1,000,000	(9,639)	990,361
2023 Convertible Notes	460,630	(1,012)	459,618
2022 Convertible Notes	455	—	455
Total	$4,611,085	$(51,422)	$4,559,663

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the consolidated balance sheet.

The following table summarizes the interest expense of the Notes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$66,910	$44,141	$6,078
Amortization of debt discount and issuance costs (i)	10,979	9,823	67,979
Total	$77,889	$53,964	$74,057

(i) Upon adoption of ASU 2020-06 on January 1, 2021, the debt discount associated with the equity component on convertible debt outstanding was reversed, which resulted in a decrease in the amount of non-cash interest expense to be recognized going forward.

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

In connection with the offering of the 2026 Convertible Notes, the Company entered into convertible note hedge transactions ("2026 Convertible Note Hedges") with certain financial institution counterparties ("2026 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 1.9 million shares of its Class A common stock at a price of approximately $299.13 per share. The total cost of the 2026 Convertible Note Hedges was $84.6 million. In addition, the Company sold warrants ("2026 Warrants") to the 2026 Note Hedge Counterparties whereby the 2026 Note Hedge Counterparties have the option to purchase a total of 1.9 million shares of the Company’s Class A common stock at a price of approximately $368.16 per share for the 2026 Warrants. The Company received $64.6 million in cash proceeds from the sale of the 2026 Warrants. Taken together, the purchase of the 2026 Convertible Note Hedges and sale of the 2026 Warrants are intended to reduce dilution from the conversion of the 2026 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2026 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $299.13 per share to approximately $368.16 per share for the 2026 Warrants. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2026 Convertible Note Hedges and 2026 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2026 Convertible Note Hedges and 2026 Warrants were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

In connection with the offering of the 2025 Convertible Notes, the Company entered into convertible note hedge transactions ("2025 Convertible Note Hedges") with certain financial institution counterparties ("2025 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 8.3 million shares of its Class A common stock at a price of approximately $121.01 per share. The total cost of the 2025 Convertible Note Hedges was $149.2 million. In addition, the Company sold warrants ("2025 Warrants") to the 2025 Note Hedge Counterparties whereby the 2025 Note Hedge Counterparties have the option to purchase a total of 8.26 million shares of the Company’s Class A common stock at a price of approximately $161.34 per share. The Company received $99.5 million in cash proceeds from the sale of the 2025 Warrants. Taken together, the purchase of the 2025 Convertible Note Hedges and sale of the 2025 Warrants are intended to reduce dilution from the conversion of the 2025 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2025 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $121.01 per share to approximately $161.34 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2025 Convertible Note Hedges and 2025 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2025 Convertible Note Hedges and 2025 Warrants were recorded as a reduction to additional paid-in capital on the consolidated balance sheets.

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges") with certain financial institution counterparties ("2023 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 Convertible Note Hedges was $172.6 million. In addition, the Company sold warrants ("2023 Warrants") to the 2023 Note Hedge Counterparties whereby the 2023 Note Hedge Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 Warrants. Taken together, the purchase of the 2023 Convertible Note Hedges and sale of the 2023 Warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 Convertible Note Hedges and 2023 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2023 Convertible Note Hedges and 2023 Warrants were recorded as a reduction to additional paid-in capital on the consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The Company has received 3.0 million shares of the Company's Class A common stock from the 2023 Note Hedge Counterparties, of which 1.0 million shares were received in the year ended December 31, 2022.

In connection with the offering of the 2022 Convertible Notes, the Company entered into convertible note hedge transactions ("2022 Convertible Note Hedges") with certain financial institution counterparties ("2022 Note Hedge Counterparties") whereby the Company had the option to purchase a total of approximately 19.2 million shares of its Class A common stock at a price of approximately $22.95 per share. The total cost of the 2022 convertible note hedge transactions was $92.1 million. In addition, the Company sold warrants ("2022 Warrants") to the 2022 Note Hedge Counterparties whereby the 2022 Note Hedge Counterparties had the option to purchase a total of 19.2 million shares of the Company’s Class A common stock at a price of approximately $31.18 per share. The Company received $57.2 million in cash proceeds from the sale of the 2022 Warrants. Taken together, the purchase of the 2022 Convertible Note Hedges and sale of the 2022 Warrants were intended to reduce dilution from the conversion of the 2022 Convertible Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of the converted 2022 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $22.95 per share to approximately $31.18 per share. As these instruments were considered indexed to the Company's own stock and were considered equity classified, the 2022 Convertible Note Hedges and 2022 Warrants were recorded in stockholders’ equity, were not accounted for as derivatives, and were not remeasured each reporting period. The net costs incurred in connection with the 2022 Convertible Note Hedges and 2022 Warrants were recorded as a reduction to additional paid-in capital on the consolidated balance sheets. The Company exercised all of the 2022 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2022 Convertible Notes discussed above. The 2022 Convertible Note Hedges were net share settled, and as of the 2022 Convertible Notes maturity date of March 1, 2022, the Company received 15.0 million shares of the Company's Class A common stock from the 2022 Note Hedge Counterparties, of which 0.2 million shares were received in 2022.

NOTE 16 - INCOME TAXES
The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(347,968)	$417,356	$369,016
Foreign	(217,349)	(259,894)	(153,049)
Income (loss) before income taxes	$(565,317)	$157,462	$215,967

The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$14,352	$201	$—
State	17,504	3,186	4,016
Foreign	25,425	5,684	6,862
Total current provision for income taxes	57,281	9,071	10,878
Deferred:
Federal	(59,909)	(1,463)	(970)
State	(7,677)	(524)	(231)
Foreign	(2,007)	(8,448)	(6,815)
Total deferred provision for income taxes	(69,593)	(10,435)	(8,016)
Total provision (benefit) for income taxes	$(12,312)	$(1,364)	$2,862

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(1.1)	0.6	0.3
Foreign rate differential	(2.0)	10.4	4.0
Other non-deductible expenses	(1.4)	4.5	2.7
Credits	27.0	(83.9)	(34.6)
Other items	0.6	1.6	2.2
Change in valuation allowance	(46.7)	290.4	153.9
Share-based compensation	7.5	(275.0)	(155.4)
Change in uncertain tax positions	(1.5)	5.0	2.3
Loss inclusions of US foreign subsidiaries	2.1	0.9	—
Non-deductible executive compensation	(0.3)	5.9	3.6
Non-deductible acquisition related costs	(3.0)	5.9	1.3
Intercompany transactions	—	3.8	—
Cancellation of debt income	—	8.0	—
Total	2.2%	(0.9)%	1.3%

The tax effects of temporary differences and related deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Capitalized costs & research and development capitalization	$474,766	$12,409
Accrued expenses	129,695	62,707
Net operating loss carryforwards	1,172,880	1,276,561
Tax credit carryforwards	501,185	378,682
Share-based compensation	72,128	50,431
Deferred interest	—	34,475
Other	6,199	7,740
Operating lease liability	109,176	111,099
Cryptocurrency investment	30,273	17,600
Deferred consideration	11,665	11,266
Convertible notes	52,915	70,316
Safeguarding liability related to bitcoin held for other parties	110,150	272,287
Total deferred tax assets	2,671,032	2,305,573
Valuation allowance	(2,100,383)	(1,887,111)
Total deferred tax assets, net of valuation allowance	570,649	418,462
Deferred tax liabilities:
Property, equipment and intangible assets	(451,349)	(31,775)
Indefinite-lived intangibles	(1,309)	(867)
Unrealized gain on investments	(29,554)	(4,712)
Operating lease right-of-use asset	(96,894)	(108,747)
Safeguarding asset related to bitcoin held for other parties	(110,150)	(272,287)
Total deferred tax liabilities	(689,256)	(418,388)
Net deferred tax assets (liabilities)	$(118,607)	$74
Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The Company's deferred tax assets and liabilities are primarily related to U.S. operations. As of December 31, 2022, the Company has two separate U.S. federal corporate income tax filing groups: Block Inc. & Subsidiaries and Afterpay US, Inc. In 2022, the Block Inc. & Subsidiaries group generated a current tax provision resulting from the requirement to capitalize research and development expenses under Internal Revenue Code ("IRC") Section 174 starting in 2022 and a decline in stock-based compensation deductions. Block Inc. & Subsidiaries has significant deferred tax assets in the form of net operating loss carryovers, tax credit carryovers, capitalized costs resulting from the IRC Section 174 capitalization requirement, and other tax deductible temporary differences. Due to the history of tax losses generated by Block Inc. & Subsidiaries, the Company believes it is not more likely than not that the deferred tax assets as of December 31, 2022 will be realized. Accordingly, the Company retained a full valuation allowance on the deferred tax assets in Block Inc. & Subsidiaries. In 2022, Afterpay US Inc. generated a tax loss. Afterpay US Inc. has significant deferred tax liabilities in relation to acquired intangible assets, which can be used as a source of future income to realize its deferred tax assets as of December 31, 2022. Accordingly, the Company has not recognized a valuation allowance in Afterpay U.S. Inc.

The Company also has a history of tax losses in certain foreign jurisdictions, which it believes are not more likely than not to be realized as of December 31, 2022. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income. The valuation allowance increased by approximately $213.3 million and $649.1 million during the years ended December 31, 2022, and 2021, respectively.

As of December 31, 2022, the Company had $2.8 billion of federal, $4.2 billion of state, and $1.3 billion of foreign net operating loss carryforwards. In 2022, $1.7 billion of federal net operating losses from tax years 2009 through 2018 are estimated to be utilized. The remaining carryforward amount from tax years 2018 through 2020 have no expiration date. The state and foreign net operating loss carryforwards will begin to expire in 2023. As of December 31, 2022, the Company had $402.3 million of federal, $250.9 million of state, and $19.5 million of foreign research credit carryforwards. In 2022, $30.6 million of federal research credits from tax years 2009 through 2017 are estimated to be utilized. The remaining federal research credit carryforward for tax years 2017-2021 will begin to expire in 2037. The state and foreign credit carryforwards have no expiration date.
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
As of December 31, 2022, the Company had unrecognized tax benefits of $506.5 million, of which $73.5 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
The change in the balance of unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefit, beginning of the period	$448,392	$295,182	$217,574
Gross increases and decreases related to prior period tax positions	5,431	6,552	(2,615)
Gross increases and decreases related to current period tax positions	30,988	124,238	77,235
Reductions related to lapse of statute of limitations	(2,950)	—	(49)
Gross increases related to acquisitions	24,651	22,420	3,037
Unrecognized tax benefit, end of the period	$506,512	$448,392	$295,182

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had total accrued interest and penalties of $9.1 million, $7.8 million, and $1.4 million related to uncertain tax positions for the years ended December 31, 2022, 2021, and 2020, respectively. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $14.8 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013, 2014, and 2016 and in Texas for tax years 2015-2019. The Company’s various tax years starting with 2009 to 2021 remain open in various taxing jurisdictions.
As of December 31, 2022, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2022 are $110.0 million.

NOTE 17 - STOCKHOLDERS' EQUITY

Convertible Preferred Stock

As of December 31, 2022, the Company is authorized to issue 100,000,000 shares of preferred stock, with a $0.0000001 par value. No shares of preferred stock are outstanding as of December 31, 2022.

Common Stock

The Company has two classes of authorized common stock outstanding: Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2022, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

As of December 31, 2022, the Company was authorized to issue 1,000,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock, each with a par value of $0.0000001 per share. As of December 31, 2022, there were 539,408,009 shares of Class A common stock and 60,651,533 shares of Class B common stock outstanding. Following the Company's initial public offering in 2015, all new stock options and stock-based awards are granted in Class A common stock. Additionally, holders of Class B common stock are able to convert such shares into Class A common stock.

Warrants

In conjunction with the 2022 Convertible Notes offering, the Company sold the 2022 Warrants whereby the counterparties have the option to purchase a total of approximately 19.2 million shares of the Company’s Class A common stock at a price of $31.18 per share. The 2022 Warrants expired evenly over a 60 trading day period starting on June 1, 2022 and ending on August 25, 2022. During the year ended December 31, 2022, all 2022 Warrants were exercised on a net share settlement basis for 10.9 million shares.

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The 2023 Warrants expire evenly over a 60 trading day period starting on August 15, 2023. None of the warrants were exercised as of December 31, 2022.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of December 31, 2022.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of December 31, 2022.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of December 31, 2022.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of certain of the 2022 Convertible Notes, the Company issued an aggregate 16.5 million shares of Class A common stock as of the maturity date on March 1, 2022, of which an immaterial number of shares were issued in the year ended December 31, 2022. The Company also exercised all of the 2022 Convertible Note Hedges and received 15.0 million shares of Class A common stock from the counterparties to offset the shares issued, which is inclusive of 0.2 million shares that were received in the year ended December 31, 2022.

In connection with the conversion of the 2023 Convertible Notes, the Company has issued an aggregate 5.2 million shares of Class A common stock as of December 31, 2022, of which an immaterial number of shares were issued in the year ended December 31, 2022. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of December 31, 2022, which is inclusive of 1.0 million shares that were received in the year ended December 31, 2022.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan ("2009 Plan") and the 2015 Equity Incentive Plan ("2015 Plan"). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan. As of December 31, 2022, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2009 Plan was 3,730,601 shares.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of December 31, 2022, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2015 Plan was 31,308,210 shares, and 117,238,742 shares were available for future issuance.

A summary of stock option activity for the year ended December 31, 2022 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the period	8,916,100	$26.09	3.89	$1,226,105
Granted	796,719	94.61
Exercised	(2,867,609)	8.22
Forfeited	(93,371)	105.85
Expired	(13,056)	190.75
Outstanding, end of the period	6,738,783	$40.37	4.02	$224,484

Exercisable, end of the period	5,701,097	$28.32	3.30	$221,311
Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. Aggregate intrinsic value for stock options exercised for the years ended December 31, 2022, 2021, and 2020 was $0.2 billion, $1.1 billion, and $1.2 billion, respectively.
The total weighted-average grant-date fair value of options granted was $73.31, $131.57, and $27.04 per share for the years ended December 31, 2022, 2021, and 2020, respectively.

Restricted Stock Activity

The Company issues RSAs and RSUs under the 2015 Plan, which typically vest over a term of four years.

Activity related to RSAs and RSUs during the year ended December 31, 2022 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	13,221,953	$137.86
Granted	26,437,317	85.17
Vested	(8,198,514)	111.33
Forfeited	(3,160,728)	123.83
Unvested, end of the period	28,300,028	$97.89

The total fair value of shares vested was $724.2 million, $1.6 billion, and $817.5 million in the years ended December 31, 2022, 2021, and 2020, respectively.

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan ("ESPP") became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25%, subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year. Each offering period includes two purchase periods, which begin on the first trading day on or after November 15 and May 15, and ending on the last trading day on or before May 15 and November 15, respectively. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the purchase period. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8,400,000 shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the administrator. As of December 31, 2022, 7,153,108 shares had been purchased under the ESPP and 25,703,532 shares were available for future issuance under the ESPP.

Share-Based Compensation

The fair values of stock options granted were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	—%	—%	—%
Risk-free interest rate	3.08%	1.08%	0.41%
Expected volatility	59.2%	54.91%	48.29%
Expected term (years)	6.02	6.02	6.02

The following table summarizes the effects of share-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$494	$410	$368
Product development	701,715	446,596	289,553
Sales and marketing	105,231	57,070	36,627
General and administrative	261,849	103,966	70,952
Total	$1,069,289	$608,042	$397,500
The Company recorded tax benefits related to stock-based compensation expense of $218.9 million, $10.5 million and $7.8 million, during the years ended December 31, 2022, 2021, and 2020, respectively.

The Company recorded $61.4 million, $34.9 million, and $18.2 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the years ended December 31, 2022, 2021 and 2020, respectively. The total share-based compensation expense for the year ended December 31, 2022 also includes a $66.3 million one-time charge related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay.

The Company capitalized $20.7 million, $15.1 million, and $13.9 million of share-based compensation expense related to capitalized software during the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, there was $2.7 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.9 years.

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$(553,005)	$158,826	$213,105
Less: Net loss attributable to noncontrolling interests	(12,258)	(7,458)	—
Net income (loss) attributable to common stockholders	$(540,747)	$166,284	$213,105
Denominator:
Basic shares:
Weighted-average shares used to compute basic net income (loss) per share	578,949	458,432	443,126
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	—	17,849	23,628
Convertible notes	—	408	—
Common stock warrants	—	25,090	15,413
Weighted-average shares used to compute diluted net income (loss) per share	578,949	501,779	482,167

Net income (loss) per share attributable to common stockholders:
Basic	$(0.93)	$0.36	$0.48
Diluted	$(0.93)	$0.33	$0.44

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options, restricted stock, and employee stock purchase plan	32,185	7,680	12,509
Convertible notes	18,029	23,947	25,073
Common stock warrants	33,699	17,271	22,140
Total anti-dilutive securities	83,913	48,898	59,722

NOTE 19 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of December 31, 2022, the Company had recorded right-of-use assets of $19.9 million and associated lease liabilities of $32.2 million related to this lease arrangement.

Under the lease agreement, the Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. On January 2, 2023, the Company notified the lessor of its intention to exercise the early termination option with respect to approximately 48% of the leased space, effective December 31, 2023. As a result, the Company will pay a termination penalty of approximately $5.2 million to exercise the option.

NOTE 20 - COMMITMENTS AND CONTINGENCIES
Operating and Finance Leases
The Company’s operating leases are primarily comprised of office facilities. The Company's leases have remaining lease terms of one year to 14 years, some of which include options to extend up to five year terms, or include options to terminate the leases with advanced notice. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. There were no finance lease obligations as of December 31, 2022.

The components of lease costs for the year ended December 31, 2022 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Fixed operating lease costs	$93,365	$83,136
Variable operating lease costs	27,065	15,568
Short-term lease costs	4,332	1,953
Sublease income	(15,965)	(12,210)
Total lease costs	$108,797	$88,447

Other information related to operating leases was as follows:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term	7.7 years	8.3 years
Weighted-average discount rate	3.55%	3.55%

Cash flows related to leases were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Payments for operating lease liabilities	$(92,730)	$(77,201)
Supplemental cash flow data:
Right-of-use assets obtained in exchange for operating lease obligations	$39,324	$63,290

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2022 are as follows (in thousands):

2023	$81,160
2024	68,669
2025	61,301
2026	52,460
2027	49,056
Thereafter	186,827
Total	$499,473
Less: Amount representing interest	65,639
Less: Leases executed but not yet commenced	8,024
Less: Lease incentives and transfer to held for sale	1,352
Total	$424,458

The Company recognized total rental expenses for operating leases of $93.6 million, $80.3 million, and $75.2 million during the years ended December 31, 2022, 2021, and 2020, respectively.

Purchase Commitments

During the year ended December 31, 2022, we entered into non-cancelable purchase obligations related to cloud computing infrastructure. The commitment amounts in the table below are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, and the approximate timing of the actions under the contracts.

As of December 31, 2022, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
2023	$182,500
2024	244,700
2025	273,600
2026	263,300
2027	315,100
Total	$1,279,200

Litigation and Regulatory Matters
The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. The Company is cooperating with the CFPB and the state Attorneys General in connection with these CIDs. The Company has accrued a liability for an estimated amount in connection with these CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of December 31, 2022. Given the status of these matters, it is not possible to reliably determine the range of potential liability in excess of the accrued amounts that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

On December 16, 2021, H&R Block, Inc. and HRB Innovations, Inc. (collectively, “HRB”) filed a complaint for trademark infringement against the Company in the United States District Court for the Western District of Missouri. HRB alleges that the Company’s rebranding to Block, Inc. and use of a green square logo in connection with the Company’s Cash App Taxes product infringe HRB’s trademarks and are likely to cause consumer confusion. HRB demands that the Company stop using the Block name and associated branding, and further demands that the Company stop using the green square Cash App logo. A preliminary injunction granted by the trial court on April 28, 2022 preventing the Company from using its Block, Inc. name in connection with Cash App Taxes was stayed by the appellate court on June 8, 2022 for the duration of the Company's appeal of the preliminary injunction. On January 24, 2023, the Eighth Circuit reversed and vacated the injunction granted by the trial court. On February 21, 2023, HRB filed a petition for rehearing en banc, which is now under consideration by the Eighth Circuit. The Company continues to believe this lawsuit is without merit and intends to vigorously defend itself in this matter.

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

NOTE 21 - SEGMENT AND GEOGRAPHICAL INFORMATION
The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Accordingly, the Company has two reportable segments, Square and Cash App. The financial results of the Company's BNPL platform have been allocated equally to the Cash App and Square segments as management has concluded that the BNPL platform will contribute equally to both the Cash App and Square platforms. Further, Afterpay does not have a segment manager who reports to the CODM. Rather, the operations of Afterpay are managed by the segment managers of Cash App and Square, who are responsible for allocating resources and evaluating the performance of Afterpay. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL, TBD, and Spiral, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

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

The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Year Ended December 31, 2022
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$466,171	$5,235,369	$—	$5,701,540
Subscription and services-based revenue	3,047,084	1,300,043	205,646	4,552,773
Hardware revenue	—	164,418	—	164,418
Bitcoin revenue	7,112,856	—	—	7,112,856
Segment revenue (ii)	10,626,111	6,699,830	205,646	17,531,587
Segment gross profit (iii, iv)	$2,950,967	$3,000,978	$39,947	$5,991,892

	Year Ended December 31, 2021
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$409,844	$4,383,302	$—	$4,793,146
Subscription and services-based revenue	1,893,008	664,367	152,356	2,709,731
Hardware revenue	—	145,679	—	145,679
Bitcoin revenue	10,012,647	—	—	10,012,647
Segment revenue	12,315,499	5,193,348	152,356	17,661,203
Segment gross profit (iv)	$2,070,847	$2,316,671	$32,305	$4,419,823

	Year Ended December 31, 2020
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$233,747	$3,061,231	$—	$3,294,978
Subscription and services-based revenue	1,163,096	376,307	—	1,539,403
Hardware revenue	—	91,654	—	91,654
Bitcoin revenue	4,571,543	—	—	4,571,543
Segment revenue	5,968,386	3,529,192	—	9,497,578
Segment gross profit (iv)	$1,225,578	$1,507,831	$—	$2,733,409
(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations.

(ii) The revenue for both Cash App and Square for the year ended December 31, 2022 included $405.7 million each, from Afterpay post-acquisition results following the closing of the acquisition.

(iii) The gross profit for both Cash App and Square for the year ended December 31, 2022 included $294.1 million each, from Afterpay post-acquisition results following the closing of the acquisition.

(iv) Segment gross profit for Cash App for the years ended December 31, 2022, 2021, and 2020 included $32.1 million, $10.5 million, and $5.4 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the years ended December 31, 2022, 2021, and 2020 included $32.2 million, $8.3 million, and $5.8 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was immaterial for the years ended December 31, 2022, 2021, and 2020.

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total segment gross profit	$5,991,892	$4,419,823	$2,733,409
Less: Product development	2,135,612	1,383,841	881,826
Less: Sales and marketing	2,057,951	1,617,189	1,109,670
Less: General and administrative	1,686,849	982,817	579,203
Less: Transaction, loan, and consumer receivable losses	550,683	187,991	177,670
Less: Bitcoin impairment losses	46,571	71,126	—
Less: Amortization of customer and other intangible assets	138,758	15,747	3,855
Less: Interest expense, net	36,228	33,124	56,943
Less: Other income (loss), net	(95,443)	(29,474)	(291,725)
Income (loss) before applicable income taxes	$(565,317)	$157,462	$215,967
Revenue
Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$16,314,769	$17,077,532	$9,186,440
International	1,216,818	583,671	311,138
Total	$17,531,587	$17,661,203	$9,497,578

No individual country from the international markets contributed more than 10% of total revenue for the years ended December 31, 2022, 2021, and 2020.

Long-Lived Assets

The following table details long-lived assets by geographic area (in thousands):

	December 31,
	2022	2021
United States	$8,023,535	$1,426,103
Australia	4,801,434	26,680
International	1,858,300	55,088
Total	$14,683,269	$1,507,871

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flow Data:
Cash paid for interest	$84,876	$40,446	$3,857
Cash paid for income taxes	39,045	10,041	6,001
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	39,324	63,290	342,662
Purchases of property and equipment in accounts payable and accrued expenses	5,212	15,071	(3,975)
Deferred purchase consideration related to business combinations	14,377	50,079	8,974
Fair value of common stock issued related to business combinations	(13,827,929)	(28,735)	(35,318)
Fair value of common stock issued to settle the conversion of convertible notes	(2,523)	(1,258,562)	(1,398,829)
Fair value of shares received to settle convertible note hedges	133,144	1,800,933	369,015
Fair value of common stock issued in connection with the exercise of common stock warrants	(806,446)	—	—
Bitcoin lent to third-party borrowers	5,934	(6,084)	—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

On February 22, 2023, Amrita Ahuja, the Chief Financial Officer was appointed as Chief Operating Officer of the Company. Ms. Ahuja will continue to serve as the Company’s Chief Financial Officer. Ms. Ahuja’s biographical information is included in the Company’s proxy statement filed April 28, 2022.

In connection with her appointment, Ms. Ahuja is expected to receive an incremental stock grant (in addition to her compensation as the Company’s Chief Financial Officer) of approximately $5 million in a mix of RSUs and stock options vesting over four years consistent with Ms. Ahuja’s existing stock grants, subject to the approval of the compensation committee of the board of directors of the Company.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 ("Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Scheme Implementation Deed, dated as of August 2, 2021, by and among Square, Inc., Lanai (AU) 2 Pty Ltd, and Afterpay Limited.	8-K	001-37622	2.1	August 2, 2021
2.2	Amending Deed, dated as of December 7, 2021, by and among Block, Inc., Lanai (AU) 2 Pty Ltd and Afterpay Limited.	8-K	001-37622	2.1	December 7, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	001-37622	3.1	February 24, 2022
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	October 21, 2022
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.2	Indenture, dated May 25, 2018, by and between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	May 25, 2018
4.3	Form of 0.50% Convertible Senior Note due 2023 (included in Exhibit 4.3).	8-K	001-37622	4.2	May 25, 2018
4.4	Indenture, dated March 5, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 5, 2020
4.5	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.5).	8-K	001-37622	4.2	March 5, 2020
4.6	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).	8-K	001-37622	4.1	November 13, 2020
4.7	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.7).	8-K	001-37622	4.2	November 13, 2020
4.8	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).	8-K	001-37622	4.3	November 13, 2020
4.9	Form of 0.25% Convertible Senior Note due 2027 (included in Exhibit 4.9).	8-K	001-37622	4.4	November 13, 2020
4.10	Indenture, dated as of May 20, 2021, by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (2.75% Senior Notes due 2026).	8-K	001-37622	4.1	May 20, 2021
4.11	Form of 2.75% Senior Note due 2026 (included in Exhibit 4.11).	8-K	001-37622	4.2	May 20, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.12	Indenture, dated as of May 20, 2021 by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (3.50% Senior Notes due 2031).	8-K	001-37622	4.3	May 20, 2021
4.13	Form of 3.50% Senior Note due 2031 (included in Exhibit 4.13).	8-K	001-37622	4.4	May 20, 2021
4.14	Trust Deed, dated as of March 12, 2021, by and between Afterpay and the Hongkong and Shanghai Banking Corporation Limited as trustee.	8-K	001-37622	4.1	January 31, 2022
4.15	Description of Class A Common Stock.	10-K	001-37622	4.7	February 26, 2020
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2.1+	Block, Inc. 2015 Equity Incentive Plan, as amended and restated	10-K	001-37622	10.2.1	February 24, 2022
10.2.2+*	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.
10.2.3+	Form of Restricted Stock Award and Restricted Stock Agreement.	10-K	001-37622	10.2.3	February 24, 2022
10.2.4+*	Form of Stock Option Grant and Stock Option Agreement.
10.3+	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.	10-Q	001-37622	10.1	November 3, 2022
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6+	Block, Inc. Outside Director Compensation Policy, as amended and restated.	10-K	001-37622	10.6	February 24, 2022
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.	10-K	001-37622	10.8	February 24, 2022
10.9+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.10+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.11+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018.	8-K	001-37622	10.1	January 4, 2019
10.12	Revolving Credit Agreement dated as of May 1, 2020 among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 6, 2020
10.13	First Amendment to Credit Agreement, dated as of May 28, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 3, 2020
10.14	Second Amendment to Credit Agreement, dated as of November 9, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.6	November 10, 2020
10.15	Third Amendment to Credit Agreement, dated as of January 28, 2021, by and among the Registrant, the Lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	February 3, 2021
10.16	Fourth Amendment to Credit Agreement, dated as of May 25, 2021, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	May 26, 2021
10.17	Fifth Amendment to Credit Agreement, dated as of January 28, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	January 31, 2022
10.18	Sixth Amendment to Credit Agreement, dated as of February 23, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	10-K	001-37622	10.21	February 24, 2022
10.19#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	S-1	333-207411	10.15	October 14, 2015

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.20#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	S-1	333-207411	10.16	October 14, 2015
10.21#	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.	S-1	333-207411	10.17	October 14, 2015
10.22	Amendment 1 to ASIC Development and Supply Agreement, dated as of January 15, 2019.	10-K	001-37622	10.23	February 27, 2019
10.23	Paycheck Protection Program Liquidity Facility Letter Agreement, dated as of June 2, 2020.	8-K	001-37622	10.2	June 3, 2020
10.24	Paycheck Protection Program Liquidity Facility Letter of Agreement, dated as of January 29, 2021.	8-K	001-37622	10.2	February 3, 2021
10.25	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.26	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
10.27	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 5, 2020
10.28	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 5, 2020
10.29	Form of Convertible Note Hedge Confirmation (2026 Convertible Notes).	8-K	001-37622	10.2	November 10, 2020
10.30	Form of 2026 Warrant Confirmation.	8-K	001-37622	10.4	November 10, 2020
10.31	Form of Convertible Note Hedge Confirmation (2027 Convertible Notes).	8-K	001-37622	10.3	November 10, 2020
10.32	Form of 2027 Warrant Confirmation.	8-K	001-37622	10.5	November 10, 2020
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 23, 2023
BLOCK, INC.
By:     /s/ Jack Dorsey
    Jack Dorsey
    Block Head and Chairperson
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jack Dorsey, Amrita Ahuja, and Chrysty Esperanza, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	Block Head and Chairperson (Principal Executive Officer)	February 23, 2023
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2023
Ajmere Dale
/s/ Roelof Botha	Director	February 23, 2023
Roelof Botha
/s/ Amy Brooks	Director	February 23, 2023
Amy Brooks
/s/ Shawn Carter	Director	February 23, 2023
Shawn Carter
/s/ Paul Deighton	Director	February 23, 2023
Paul Deighton
/s/ Randy Garutti	Director	February 23, 2023
Randy Garutti
/s/ Jim McKelvey	Director	February 23, 2023
Jim McKelvey
/s/ Mary Meeker	Director	February 23, 2023
Mary Meeker
/s/ Sharon Rothstein	Director	February 23, 2023
Sharon Rothstein
/s/ Lawrence Summers	Director	February 23, 2023
Lawrence Summers
/s/ Darren Walker	Director	February 23, 2023
Darren Walker