Form 10-Q
period 2023-03-31
Block, Inc.
filed 2023-05-04
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 544,259,729 and the number of shares of the registrant’s Class B common stock outstanding was 60,635,933.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial and operating performance, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, our expectations regarding product launches, trends in our markets and the continuation of such trends, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters and the adequacy of reserves for such matters, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,061,091	$4,544,202
Investments in short-term debt securities	1,024,110	1,081,851
Settlements receivable	1,897,835	2,416,324
Customer funds	3,800,473	3,180,324
Consumer receivables, net	1,486,511	1,871,160
Loans held for sale	476,754	474,036
Safeguarding asset related to bitcoin held for other parties	726,495	428,243
Other current assets	1,427,210	1,627,265
Total current assets	15,900,479	15,623,405
Goodwill	11,919,274	11,966,761
Acquired intangible assets, net	1,949,086	2,014,034
Investments in long-term debt securities	412,747	573,429
Operating lease right-of-use assets	344,229	373,172
Other non-current assets	811,512	813,539
Total assets	$31,337,327	$31,364,340
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$5,749,857	$5,548,656
Settlements payable	397,977	462,505
Accrued expenses and other current liabilities	1,066,203	1,073,516
Current portion of long-term debt (Note 13)	460,539	460,356
Warehouse funding facilities, current	305,195	461,240
Safeguarding obligation liability related to bitcoin held for other parties	726,495	428,243
Total current liabilities	8,706,266	8,434,516
Warehouse funding facilities, non-current	384,998	877,066
Long-term debt (Note 13)	4,112,356	4,109,829
Operating lease liabilities, non-current	329,196	357,419
Other non-current liabilities	329,626	334,155
Total liabilities	13,862,442	14,112,985
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at March 31, 2023 and December 31, 2022. None issued and outstanding at March 31, 2023 and December 31, 2022.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at March 31, 2023 and December 31, 2022; 542,757 and 539,408 issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at March 31, 2023 and December 31, 2022; 60,636 and 60,652 issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	18,607,008	18,314,681
Accumulated other comprehensive loss	(572,561)	(523,090)
Accumulated deficit	(585,550)	(568,712)
Total stockholders’ equity attributable to common stockholders	17,448,897	17,222,879
Noncontrolling interests	25,988	28,476
Total stockholders’ equity	17,474,885	17,251,355
Total liabilities and stockholders’ equity	$31,337,327	$31,364,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Transaction-based revenue	$1,422,705	$1,232,969
Subscription and services-based revenue	1,366,224	959,557
Hardware revenue	37,451	37,326
Bitcoin revenue	2,163,751	1,730,793
Total net revenue	4,990,131	3,960,645
Cost of revenue:
Transaction-based costs	820,787	716,236
Subscription and services-based costs	264,092	182,857
Hardware costs	58,785	63,664
Bitcoin costs	2,113,375	1,687,459
Amortization of acquired technology assets	18,508	15,469
Total cost of revenue	3,275,547	2,665,685
Gross profit	1,714,584	1,294,960
Operating expenses:
Product development	626,937	458,224
Sales and marketing	496,011	501,562
General and administrative	432,825	444,149
Transaction, loan, and consumer receivable losses	127,896	91,150
Amortization of customer and other acquired intangible assets	37,087	26,664
Total operating expenses	1,720,756	1,521,749
Operating loss	(6,172)	(226,789)
Interest expense (income), net	(3,161)	15,748
Other expense (income), net	18,371	(33,472)
Loss before income tax	(21,382)	(209,065)
Benefit for income taxes	(2,056)	(1,702)
Net loss	(19,326)	(207,363)
Less: Net loss attributable to noncontrolling interests	(2,488)	(3,164)
Net loss attributable to common stockholders	$(16,838)	$(204,199)

Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.38)
Diluted	$(0.03)	$(0.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	602,234	541,435
Diluted	602,234	541,435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(19,326)	$(207,363)
Net foreign currency translation adjustments (i)	(63,881)	264,746
Net unrealized gain (loss) on marketable debt securities	14,410	(29,954)
Total comprehensive income (loss)	$(68,797)	$27,429

(i) Includes foreign currency translation adjustments related to goodwill of $47.6 million and $220.7 million for March 31, 2023 and March 31, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Par value	capital	loss	deficit	interests	equity
Balance at December 31, 2022	600,060	$—	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Net loss	—	—	—	—	(16,838)	(2,488)	(19,326)
Shares issued in connection with employee stock plans	3,333	—	6,825	—	—	—	6,825
Change in other comprehensive loss	—	—	—	(49,471)	—	—	(49,471)
Share-based compensation	—	—	285,502	—	—	—	285,502
Balance at March 31, 2023	603,393	$—	$18,607,008	$(572,561)	$(585,550)	$25,988	$17,474,885

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Par value	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2021	464,944	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	—	(204,199)	(3,164)	(207,363)
Shares issued in connection with employee stock plans	2,120	—	4,093	—	—	—	4,093
Change in other comprehensive income	—	—	—	234,792	—	—	234,792
Share-based compensation	—	—	279,354	—	—	—	279,354
Tax withholding related to vesting of restricted stock units	(16)	—	(2,456)	—	—	—	(2,456)
Issuance of common stock in connection with business combination	113,617	—	13,827,929	—	—	—	13,827,929
Issuance of common stock in conjunction with the conversion of convertible notes	20	—	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,189)	—	—	—	—	—	—
Balance at March 31, 2022	579,496	$—	$17,426,629	$218,357	$(232,164)	$37,570	$17,450,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,326)	$(207,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	93,173	70,056
Amortization of discounts and premiums and other non-cash adjustments	(85,314)	(64,351)
Non-cash lease expense	24,333	22,696
Share-based compensation	279,592	275,423
Loss (gain) on revaluation of equity investments	14,885	(49,741)
Transaction, loan, and consumer receivable losses	127,896	91,150
Change in deferred income taxes	1,353	(7,653)
Changes in operating assets and liabilities:
Settlements receivable	452,868	(220,361)
Purchases and originations of loans	(1,834,442)	(951,665)
Proceeds from payments and forgiveness of loans	1,753,515	1,112,266
Customers payable	(418,948)	136,474
Settlements payable	(64,528)	10,360
Other assets and liabilities	(30,656)	12,132
Net cash provided by operating activities	294,401	229,423
Cash flows from investing activities:
Purchases of marketable debt securities	(56,761)	(209,981)
Proceeds from maturities of marketable debt securities	273,771	262,559
Proceeds from sale of marketable debt securities	15,697	178,352
Proceeds from maturities of marketable debt securities from customer funds	—	73,000
Proceeds from sale of marketable debt securities from customer funds	—	316,576
Payments from originations of consumer receivables	(4,911,509)	(1,946,468)
Proceeds from principal repayments and sales of consumer receivables	5,339,800	1,943,554
Purchases of property and equipment	(32,253)	(41,187)
Purchases of other investments	(4,821)	(16,495)
Business combinations, net of cash acquired	—	570,703
Net cash provided by investing activities	623,924	1,130,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Repayments of PPP Liquidity Facility advances	(5,077)	(372,897)
Payments to redeem convertible notes	—	(1,071,788)
Proceeds from warehouse facilities borrowings	47,975	183,440
Repayments of warehouse facilities borrowings	(692,556)	(90,491)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	6,825	4,093
Payments for tax withholding related to vesting of restricted stock units	—	(2,456)
Net increase in interest-bearing deposits	13,601	21,633
Change in customer funds, restricted from use in the Company's operations	620,149	359,910
Net cash used in financing activities	(9,083)	(968,556)
Effect of foreign exchange rate on cash and cash equivalents	1,033	(948)
Net increase in cash, cash equivalents, restricted cash, and customer funds	910,275	390,532
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	8,435,906	6,975,090
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$9,346,181	$7,365,622

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$5,061,091	$3,993,565
Short-term restricted cash	414,267	109,450
Long-term restricted cash	70,350	71,702
Customer funds cash and cash equivalents	3,800,473	3,190,905
Total	$9,346,181	$7,365,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, provide reporting and analytics, and facilitating next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financial services; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services to help individuals manage their money by providing financial tools that allow individuals to store, send, receive, spend, save and invest their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

On January 31, 2022, the Company completed the acquisition of Afterpay Limited (“Afterpay”), a global buy now pay later ("BNPL") platform, to strengthen its position to better deliver compelling financial products and services that expand access to more consumers and drive incremental revenue for merchants of all sizes. See Note 8, Acquisitions for further details.

Block was founded in 2009 and has offices globally. The Company does not designate a headquarters location as it adopted a distributed work model in 2021.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2022 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income, and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company's estimates of valuation of loans held for sale, allowance for credit losses associated with consumer receivables, and accrued transaction losses are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 5, Fair Value Measurements for further details on amortized cost over fair value of the loans, Note 6, Consumer Receivables, net for further details on consumer receivables, and Note 10, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.

Concentration of Credit Risk

For the three months ended March 31, 2023 and March 31, 2022, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 41%, 29%, and 10% of settlements receivable as of March 31, 2023. As of December 31, 2022, there were two parties that represented approximately 54% and 31% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivable, customer funds, consumer receivables, loans held for sale, and loans held for investment. To mitigate the risk of concentration associated with cash and cash equivalents, as well as restricted cash, funds are held with creditworthy institutions and, at certain times, temporarily swept into insured programs overnight to reduce single firm concentration risk. Amounts on deposit may exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle which mitigates the associated risk of concentration. The associated risk of concentration for loans and consumer receivables is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and receivables and ongoing performance monitoring of the Company’s loan customers.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $89.1 million for the three months ended March 31, 2023 compared to $156.3 million for the three months ended March 31, 2022. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $243.7 million for the three months ended March 31, 2023 compared to $202.3 million for the three months ended March 31, 2022 for such expenses.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method ("ASU 2022-01") related to the portfolio layer method of hedge accounting. The amendments allow nonprepayable financial assets to be included in a closed portfolio hedge using the portfolio layer method. ASU 2022-01 also allows for multiple hedged layers to be designated for a single closed portfolio of financial assets or one or more beneficial interests secured by a portfolio of financial instruments. The Company adopted this guidance effective January 1, 2023, and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) related to troubled debt restructuring and vintage disclosures for financing receivables. The amendments eliminate recognition and measurement guidance for troubled debt restructurings for creditors and requires entities to evaluate if the modification represents a new loan or a continuation of the existing loan. ASU 2022-02 also enhances disclosure requirements for certain loan refinancing and restructurings made to borrowers experiencing financial difficulty and requires disclosure of current period write-offs by year of origination for financing receivables. The Company adopted this guidance effective January 1, 2023, and has applied the guidance prospectively. The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue from contracts with customers:
Transaction-based revenue	$1,422,705	$1,232,969
Subscription and services-based revenue	1,038,613	724,745
Hardware revenue	37,451	37,326
Bitcoin revenue	2,163,751	1,730,793
Revenue from other sources:
Subscription and services-based revenue (i)	327,611	234,812
Total net revenue	$4,990,131	$3,960,645

(i) Subscription and services-based revenue generated from Square Loans and consumer receivables originated through the BNPL platform.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of March 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$121,972	$31	$(1,706)	$120,297
Corporate bonds	364,948	—	(6,690)	358,258
Commercial paper	7,461	—	—	7,461
Municipal securities	6,587	—	(120)	6,467
Certificates of deposit	2,500	—	—	2,500
U.S. government securities	527,991	16	(6,439)	521,568
Foreign government securities	7,724	—	(165)	7,559
Total	$1,039,183	$47	$(15,120)	$1,024,110

Long-term debt securities:
U.S. agency securities	$58,494	$—	$(2,626)	$55,868
Corporate bonds	157,810	16	(4,324)	153,502
Municipal securities	10,410	12	(530)	9,892
U.S. government securities	201,379	20	(8,868)	192,531
Foreign government securities	1,000	—	(46)	954
Total	$429,093	$48	$(16,394)	$412,747

The Company's short-term and long-term investments as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$96,545	$16	$(2,120)	$94,441
Corporate bonds	368,110	2	(7,475)	360,637
Commercial paper	31,503	—	—	31,503
Municipal securities	9,884	—	(191)	9,693
Certificates of deposit	6,400	—	—	6,400
U.S. government securities	580,568	6	(8,937)	571,637
Foreign government securities	7,795	—	(255)	7,540
Total	$1,100,805	$24	$(18,978)	$1,081,851

Long-term debt securities:
U.S. agency securities	$74,097	$—	$(3,782)	$70,315
Corporate bonds	245,891	6	(9,171)	236,726
Municipal securities	10,415	3	(664)	9,754
U.S. government securities	268,902	—	(13,210)	255,692
Foreign government securities	1,000	—	(58)	942
Total	$600,305	$9	$(26,885)	$573,429

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	March 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$26,381	$(31)	$92,659	$(1,675)	$119,040	$(1,706)
Corporate bonds	30,590	(118)	327,472	(6,572)	358,062	(6,690)
Municipal securities	—	—	6,468	(120)	6,468	(120)
U.S. government securities	152,623	(482)	321,220	(5,957)	473,843	(6,439)
Foreign government securities	—	—	7,559	(165)	7,559	(165)
Total	$209,594	$(631)	$755,378	$(14,489)	$964,972	$(15,120)

Long-term debt securities:
U.S. agency securities	$8,966	$(35)	$46,903	$(2,591)	$55,869	$(2,626)
Corporate bonds	21,761	(158)	129,136	(4,166)	150,897	(4,324)
Municipal securities	471	(29)	8,909	(501)	9,380	(530)
U.S. government securities	4,879	(10)	170,033	(8,858)	174,912	(8,868)
Foreign government securities	—	—	954	(46)	954	(46)
Total	$36,077	$(232)	$355,935	$(16,162)	$392,012	$(16,394)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$8,572	$(24)	$84,628	$(2,096)	$93,200	$(2,120)
Corporate bonds	34,795	(423)	320,748	(7,052)	355,543	(7,475)
Municipal securities	587	(13)	5,811	(178)	6,398	(191)
U.S. government securities	146,974	(839)	394,880	(8,098)	541,854	(8,937)
Foreign government securities	—	—	7,540	(255)	7,540	(255)
Total	$190,928	$(1,299)	$813,607	$(17,679)	$1,004,535	$(18,978)

Long-term debt securities:
U.S. agency securities	$11,501	$(20)	$58,814	$(3,762)	$70,315	$(3,782)
Corporate bonds	33,862	(262)	201,791	(8,909)	235,653	(9,171)
Municipal securities	467	(33)	8,784	(631)	9,251	(664)
U.S. government securities	54,405	(590)	201,288	(12,620)	255,693	(13,210)
Foreign government securities	—	—	942	(58)	942	(58)
Total	$100,235	$(905)	$471,619	$(25,980)	$571,854	$(26,885)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,039,183	$1,024,110
Due in one to five years	429,093	412,747
Total	$1,468,276	$1,436,857

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2023	December 31, 2022
Cash	$2,403,642	$1,748,983
Cash equivalents:
Money market funds	737,522	851,296
Reverse repurchase agreement (i)	659,309	580,045
Total customer funds	$3,800,473	$3,180,324

(i) The Company has accounted for the reverse repurchase agreement with a third-party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classified the amounts due from the counterparty as cash equivalents due to the short-term nature.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of March 31, 2023 or December 31, 2022.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$962,662	$—	$—	$1,230,924	$—	$—
U.S. agency securities	—	—	—	—	7,923	—
Commercial paper	—	—	—	—	25,080	—
Restricted cash:
Money market funds	118,780	—	—	—	—	—
Customer funds:
Money market funds	737,522	—	—	851,296	—	—
Reverse repurchase agreement	659,309	—	—	580,045	—	—
Short-term debt securities:
U.S. government securities	521,568	—	—	571,637	—	—
Corporate bonds	—	358,258	—	—	360,637	—
U.S. agency securities	—	120,297	—	—	94,441	—
Certificates of deposit	—	2,500	—	—	6,400	—
Commercial paper	—	7,461	—	—	31,503	—
Municipal securities	—	6,467	—	—	9,693	—
Foreign government securities	—	7,559	—	—	7,540	—
Long-term debt securities:
U.S. government securities	192,531	—	—	255,692	—	—
Corporate bonds	—	153,502	—	—	236,726	—
U.S. agency securities	—	55,868	—	—	70,315	—
Municipal securities	—	9,892	—	—	9,754	—
Foreign government securities	—	954	—	—	942	—
Other:
Investment in marketable equity security	11,012	—	—	11,092	—	—
Safeguarding asset related to bitcoin held for other parties	—	726,495	—	—	428,243	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(726,495)	—	—	(428,243)	—
Total assets (liabilities) measured at fair value	$3,203,384	$722,758	$—	$3,500,686	$860,954	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$988,513	$814,189	$988,171	$782,857
2026 Senior Notes	991,101	902,239	990,414	885,876
2027 Convertible Notes	568,863	437,763	568,535	433,082
2026 Convertible Notes	569,734	469,689	569,315	464,066
2025 Convertible Notes	994,145	958,713	993,394	943,188
2023 Convertible Notes	460,539	472,522	460,356	480,925
Total	$4,572,895	$4,055,115	$4,570,185	$3,989,994

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$476,754	$492,735	$474,036	$491,807
Loans held for investment	178,300	182,344	123,959	126,122
Total	$655,054	$675,079	$597,995	$617,929

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2023 and March 31, 2022, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" rated or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables generally comprise of consumer receivables that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2023, the amortized cost of Pass rated consumer receivables was $1.5 billion and the amount of Classified consumer receivables was less than $0.1 billion.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	March 31, 2023	December 31, 2022
Non-delinquent loans	$1,330,642	$1,643,874
1 - 60 days past due	191,609	295,830
61 - 90 days past due	40,249	20,612
90+ days past due	65,545	62,134
Total amortized cost	$1,628,045	$2,022,450

The amount listed as 1 - 60 days past due in the above table includes $137.3 million and $224.9 million of cash in transit as of March 31, 2023 and December 31, 2022, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements. This cash in transit as of March 31, 2023 and December 31, 2022 represents 8.4% and 11.1%, respectively, of the total amortized cost of consumer receivables.

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

Consumer receivables are charged off when they are over 180 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three months ended March 31, 2023 and March 31, 2022 were immaterial.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

	Three Months Ended March 31, 2023	From Acquisition on January 31, 2022 to March 31, 2022
Allowance for credit losses, beginning of the period (i)	$151,290	$115,552
Provision for credit losses	43,131	36,505
Charge-offs and other adjustments	(52,401)	(53,780)
Foreign exchange effect	(486)	11,547
Allowance for credit losses, end of the period	$141,534	$109,824

(i) Consumer receivables acquired from Afterpay that reflected a more-than-insignificant deterioration of credit from origination were considered purchased credit deteriorated ("PCD") receivables. For PCD consumer receivables, the initial estimate of expected credit losses is recognized in the allowance for credit losses on the date of acquisition using the same methodology as other consumer receivables.

NOTE 7 - LOANS HELD FOR INVESTMENT

In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of March 31, 2023 and December 31, 2022, the Company held $178.3 million and $124.0 million, respectively, as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheet. Refer to Note 10, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses and amount of charge offs recorded as of March 31, 2023 and December 31, 2022 were all immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of March 31, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" rated or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2023, the amortized cost of Pass rated loans was $183.1 million and the amount of Classified loans was immaterial.

NOTE 8 - ACQUISITIONS

Afterpay

On January 31, 2022 (February 1, 2022 Australian Eastern Daylight Time), the Company completed the acquisition of Afterpay, a global BNPL platform. In connection with the acquisition, the Company issued 113,617,352 shares of the Company’s Class A common stock. The shares issued included a deemed vested component of outstanding employee awards, based on the ratio of time served in relation to the vesting term of each award, with the unvested portion being replaced with Block’s unvested replacement awards, with the same terms. The aggregate fair value of the shares issued was $13.8 billion based on the closing price of the Company’s Class A common stock on the acquisition date, of which $66.3 million was attributed to acceleration of various share-based arrangements and was accounted for as an expense immediately post-acquisition, included as a component of general and administrative expenses in the condensed consolidated statement of operations. As of the completion of the acquisition, certain convertible notes with an outstanding principal amount of AU $1.5 billion (U.S. $1.1 billion based on the closing exchange rate on the acquisition date) remained outstanding, and were redeemed on March 4, 2022. As of December 31, 2022, the Company's purchase price allocation was complete and the measurement period was closed.

The table below summarizes the consideration paid for Afterpay and the assessment of the fair value of the assets acquired and liabilities assumed at the closing date (in thousands, except share data):

Consideration:
Stock (113,617,352 shares of Class A common stock, excluding value accounted as post-combination expense of $66,337)	$13,827,929
Cash paid to settle tax withholding in connection with replacement awards	8,693
Total	$13,836,622
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets (inclusive of cash, cash equivalents, and restricted cash acquired)	$653,709
Consumer receivables	1,245,508
Intangible customer assets	1,378,000
Intangible technology assets	239,000
Intangible trade name	386,000
Other non-current assets	74,232
Long-term debt - current (i)	(1,058,065)
Current liabilities	(439,358)
Warehouse funding facilities (ii)	(107,996)
Deferred tax liabilities	(190,689)
Other non-current liabilities	(63,213)
Total identifiable net assets acquired	2,117,128
Goodwill	11,719,494
Total	$13,836,622

(i) Long-term debt - current is comprised of the aforementioned Afterpay convertible notes, which were redeemed in cash at face value on March 4, 2022.

(ii) Refer to Note 13, Indebtedness for further details.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The following tables present the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at March 31, 2023
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$396,916	$(151,189)	$245,727
Customer assets	15 years	1,467,212	(134,798)	1,332,414
Trade names	9 years	432,814	(69,725)	363,089
Other	9 years	13,701	(5,845)	7,856
Total		$2,310,643	$(361,557)	$1,949,086

	Balance at December 31, 2022
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$398,665	$(133,116)	$265,549
Customer assets	15 years	1,474,163	(110,316)	1,363,847
Trade names	9 years	434,766	(58,352)	376,414
Other	9 years	13,701	(5,477)	8,224
Total		$2,321,295	$(307,261)	$2,014,034

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Acquired intangible assets, net, beginning of the period	$2,014,034	$257,049
Acquisitions	—	2,025,000
Amortization expense	(55,595)	(42,160)
Foreign currency translation adjustments	(9,353)	35,310
Acquired intangible assets, net, end of the period	$1,949,086	$2,275,199

The estimated future amortization expense of intangible assets in future periods as of March 31, 2023 was as follows (in thousands):

Remainder of 2023	$165,612
2024	217,392
2025	210,565
2026	196,498
2027	148,734
Thereafter	1,010,285
Total	$1,949,086

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	March 31, 2023	December 31, 2022
Inventory, net	$101,655	$97,703
Restricted cash (i)	414,267	639,780
Processing costs receivable	305,935	298,568
Prepaid expenses	135,706	141,262
Accounts receivable, net	133,502	140,508
Loans held for investment, net of allowance for loan losses (ii)	178,300	123,959
Other	157,845	185,485
Total	$1,427,210	$1,627,265

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Refer to Note 7, Loans Held for Investment for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses	$379,252	$382,571
Accounts payable	100,093	95,846
Customer deposits	155,494	141,893
Accrued transaction losses (i)	62,085	64,539
Accrued royalties	58,538	63,684
Operating lease liabilities, current	62,673	66,854
Other	248,068	258,129
Total	$1,066,203	$1,073,516

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2023	2022
Accrued transaction losses, beginning of the period	$64,539	$55,167
Provision for transaction losses	24,942	20,721
Charge-offs to accrued transaction losses	(27,396)	(22,229)
Accrued transaction losses, end of the period	$62,085	$53,659

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. The Company recorded $70.0 million and $87.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively, for such losses.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment, net	$332,144	$329,302
Investment in non-marketable equity securities (i)	205,225	208,880
Investment in bitcoin, net (ii)	102,479	102,303
Restricted cash	70,350	71,600
Other	101,314	101,454
Total	$811,512	$813,539

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations. Unrealized gains and losses were immaterial as of March 31, 2023.

(ii) As of March 31, 2023, the Company has purchased a cumulative $220.0 million in bitcoin for investment purposes. Investment in bitcoin is accounted for as an indefinite-lived intangible asset, and does not include any bitcoin held for other parties, which is further described in Note 12, Bitcoin Held for Other Parties. Investment in bitcoin is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. The Company recorded no impairment losses in the three months ended March 31, 2023. As of March 31, 2023, the cumulative impairment charges to date were $117.7 million and the fair value of the investment in bitcoin was $228.7 million based on observable market prices, which was $126.2 million in excess of the Company's carrying value of $102.5 million after impairment charges.

NOTE 12 - BITCOIN HELD FOR OTHER PARTIES

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of March 31, 2023, an immaterial amount of the bitcoin was held by third-party custodians on the Company's behalf.

The Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date. The Company was not aware of any actual or possible safeguarding loss events as of March 31, 2023 or December 31, 2022, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value. The balance sheet as of December 31, 2022 has been revised to reflect the adoption of Staff Accounting Bulletin No. 121 ( "SAB 121"). The adoption had no impact on previously reported consolidated statements of operations, statements of cash flows, or statements of stockholders' equity.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	March 31, 2023	December 31, 2022
Approximate number of bitcoin held for customers	25,507	25,850
Approximate number of bitcoin held for trading partners	3	62
Total approximate number of bitcoin held for other parties	25,510	25,912

Safeguarding obligation liability related to bitcoin held for customers	$726,397	$427,221
Safeguarding obligation liability related to bitcoin held for trading partners	98	1,022
Safeguarding obligation liability related to bitcoin held for other parties	$726,495	$428,243
Safeguarding asset related to bitcoin held for other parties	$726,495	$428,243

NOTE 13 - INDEBTEDNESS

A) Notes

The 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The net carrying amount of the Notes as of March 31, 2023 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(11,487)	$988,513
2026 Senior Notes	1,000,000	(8,899)	991,101
2027 Convertible Notes	575,000	(6,137)	568,863
2026 Convertible Notes	575,000	(5,266)	569,734
2025 Convertible Notes	1,000,000	(5,856)	994,145
2023 Convertible Notes (i)	460,630	(91)	460,539
Total	$4,610,630	$(37,736)	$4,572,895

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The net carrying amount of the Notes as of December 31, 2022 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(11,829)	$988,171
2026 Senior Notes	1,000,000	(9,586)	990,414
2027 Convertible Notes	575,000	(6,465)	568,535
2026 Convertible Notes	575,000	(5,685)	569,315
2025 Convertible Notes	1,000,000	(6,606)	993,394
2023 Convertible Notes (i)	460,630	(274)	460,356
Total	$4,610,630	$(40,445)	$4,570,185

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$16,495	$16,466
Amortization of debt issuance costs (i)	2,710	2,703
Total	$19,205	$19,169

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

As of March 31, 2023, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The circumstances were not met during the three months ended March 31, 2023. As of March 31, 2023, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of March 31, 2023, the if-converted value of the 2025 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). The 2023 Convertible Notes mature on May 15, 2023, unless earlier converted or repurchased, and bear interest at a rate of 0.50% payable semi-annually on May 15 and November 15 of each year. The circumstances to allow the holders to convert their 2023 Convertible Notes were met in the fourth quarter of 2020 and continued to be met through the first half of 2022. The circumstances were met during the three months ended March 31, 2023 and on or after February 15, 2023, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2023 Convertible Notes regardless of the circumstances. As of March 31, 2023, certain holders of the 2023 Convertible Notes had converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes, leaving approximately $460.6 million aggregate principal amount outstanding that could be converted prior to or repaid on the maturity date of May 15, 2023. The Company has settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock. As of March 31, 2023, the if-converted value of the 2023 Convertible Notes did not exceed the outstanding principal amount.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges") with certain financial institution counterparties ("2023 Note Hedge Counterparties") whereby the Company has the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 Convertible Note Hedges was $172.6 million. In addition, the Company sold warrants ("2023 Warrants") to the 2023 Note Hedge Counterparties whereby the 2023 Note Hedge Counterparties have the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 Warrants. Taken together, the purchase of the 2023 Convertible Note Hedges and sale of the 2023 Warrants are intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 Convertible Note Hedges and 2023 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2023 Convertible Note Hedges and 2023 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The Company has received 3.0 million shares of the Company's Class A common stock from the 2023 Note Hedge Counterparties, of which none were received in the three months ended March 31, 2023.

B) Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans). The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.15% per annum on the undrawn portion available under the 2020 Credit Facility. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of March 31, 2023, $600.0 million remained available for draw. The Company incurred immaterial unused commitment fees during the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

Loans under the 2020 Credit Facility, excluding the Tranche B Loans, bear interest at the Company's option of (i) a base rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and the adjusted London Interbank Offered Rate ("LIBOR") rate plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75% or (ii) an adjusted LIBOR rate plus a margin ranging from 1.25% to 1.75%. The Credit Agreement includes provisions allowing the Company to replace or update LIBOR with a replacement rate. The margin is determined based on the Company’s total leverage ratio, as defined in the Credit Agreement. The Tranche B Loans bear interest at the Company's option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Tranche B Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Tranche B Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio. The Credit Agreement also contains customary affirmative and negative covenants typical for a financing of this type that, among other things, restricts the Company and certain of its subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions, enter into restrictive agreements, enter into agreements with affiliates, and make certain investments and acquisitions.

C) Warehouse Funding Facilities

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

These Warehouse Facilities have maturity dates ranging from December 2023 to December 2024. As of March 31, 2023, the aggregate commitment amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $0.7 billion was drawn and $1.0 billion remained available. All facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of March 31, 2023. None of the Warehouse Facilities contain corporate financial covenants.

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

The table below summarizes the amounts drawn on these facilities by year of maturity (in thousands):

March 31, 2023
2023	$305,195
2024	384,998
Total funding debt, net of deferred debt issuance costs	$690,193

NOTE 14 - INCOME TAXES
The Company recorded an income tax benefit of $2.1 million for the three months ended March 31, 2023, compared to an income tax benefit of $1.7 million for the three months ended March 31, 2022. The difference between income before income tax at the U.S. federal statutory rate and the income tax benefit recorded for the three months ended March 31, 2023 is primarily due to a change in the valuation allowance in the U.S. and certain foreign jurisdictions, offset by the current year loss of an entity with deferred tax liabilities available to recognize those losses in future periods.

The difference between the income tax benefit for the three months ended March 31, 2023 and the income tax benefit for the three months ended March 31, 2022 primarily relates to the inclusion of an entity in the annual effective income tax rate that has a current year loss with deferred tax liabilities available to recognize those losses in future periods and a change in the valuation allowance in certain jurisdictions.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three months ended March 31, 2023 and March 31, 2022 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of March 31, 2023, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Warrants

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The 2023 Warrants expire evenly over a 60 trading day period starting on August 15, 2023. None of the warrants were exercised as of March 31, 2023.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of March 31, 2023.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of March 31, 2023.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of March 31, 2023.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2023 Convertible Notes, the Company has issued an aggregate 5.2 million shares of Class A common stock as of March 31, 2023, of which no shares were issued in the three months ended March 31, 2023. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of March 31, 2023. No shares were received in the three months ended March 31, 2023.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan ("2009 Plan") and the 2015 Equity Incentive Plan ("2015 Plan"). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan. As of March 31, 2023, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2009 Plan was 3,065,728 shares.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the board of directors who then delegates the responsibilities to the compensation committee. As of March 31, 2023, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2015 Plan was 30,267,337, and 145,593,622 shares were available for future issuance.

A summary of stock option activity for the three months ended March 31, 2023 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	6,739	$40.37	4.02	$224,484
Granted	225	74.50
Exercised	(712)	9.58
Forfeited	(7)	29.62
Expired	(4)	$126.99
Outstanding, end of the period	6,241	$45.07	3.91	$213,706

Exercisable, end of the period	5,148	$32.60	3.12	$209,832

Restricted Stock Activity
Activity related to RSAs and RSUs during the three months ended March 31, 2023 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	28,300	$97.89
Granted	2,035	80.71
Vested	(2,642)	97.68
Forfeited	(601)	110.75
Unvested, end of the period	27,092	$96.33
Share-Based Compensation
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$142	$109
Product development	197,857	145,075
Sales and marketing	29,365	21,256
General and administrative	52,227	108,983
Total	$279,591	$275,423

The Company recorded $21.1 million and $13.0 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2023 and March 31, 2022, respectively, which are included in the table above. The total share-based compensation expense for the three months ended March 31, 2022 also includes $66.3 million related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay.

The Company capitalized $5.9 million and $3.9 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, there was $2.5 billion of total unrecognized compensation cost related to outstanding stock options, RSUs, and RSAs that are expected to be recognized over a weighted-average period of 2.7 years.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(19,326)	$(207,363)
Less: Net loss attributable to noncontrolling interests	(2,488)	(3,164)
Net loss attributable to common stockholders	$(16,838)	$(204,199)
Denominator:
Basic shares:
Weighted-average shares used to compute basic net loss per share	602,234	541,435
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	602,234	541,435
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.38)
Diluted	$(0.03)	$(0.38)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options, restricted stock, and employee stock purchase plan	36,819	23,402
Convertible notes	18,025	18,038
Common stock warrants	23,188	42,361
Total anti-dilutive securities	78,032	83,801

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of March 31, 2023, the Company had recorded right-of-use assets of $10.9 million and associated lease liabilities of $17.7 million related to this lease arrangement.

Under the lease agreement, the Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. On January 2, 2023, the Company notified the lessor of its intention to exercise the early termination option with respect to approximately 48% of the leased space, effective December 31, 2023. As a result, the Company paid a termination penalty of approximately $5.2 million to exercise the option.

NOTE 18 - COMMITMENTS AND CONTINGENCIES
Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. The Company is cooperating with the CFPB and the state Attorneys General in connection with these CIDs. The Company has accrued a liability for an estimated amount in connection with these CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of March 31, 2023. Given the status of these matters, it is not possible to reliably determine the range of potential liability in excess of the accrued amounts that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

On December 16, 2021, H&R Block, Inc. and HRB Innovations, Inc. (collectively, “HRB”) filed a complaint for trademark infringement against the Company in the United States District Court for the Western District of Missouri. HRB alleges that the Company’s rebranding to Block, Inc. and use of a green square logo in connection with the Company’s Cash App Taxes product infringe HRB’s trademarks and are likely to cause consumer confusion. HRB demands that the Company stop using the Block name and associated branding, and further demands that the Company stop using the green square Cash App logo. A preliminary injunction granted by the trial court on April 28, 2022 preventing the Company from using its Block, Inc. name in connection with Cash App Taxes was stayed by the appellate court on June 8, 2022 for the duration of the Company's appeal of the preliminary injunction. On January 24, 2023, the Eighth Circuit reversed and vacated the injunction granted by the trial court. On February 21, 2023, HRB filed a petition for rehearing en banc, which was denied on March 15, 2023. On March 31, 2023, HRB and the Company entered into a settlement agreement resolving all claims between them. The settlement is not material to the Company’s consolidated financial statements. The case was dismissed on April 24, 2023.

In addition, the Company is subject to various legal matters, investigations, inquiries, claims, and disputes, including with regulatory bodies and governmental agencies. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these matters. Although occasional adverse decisions or settlements may occur, the Company does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. The Company cannot give any assurance regarding the ultimate outcome of these matters, and their resolution could be material to the Company's operating results for any particular period.

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

As of March 31, 2023, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2023	$229,148
2024	300,554
2025	316,425
2026	263,300
2027	315,100
Total	$1,424,527

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included. The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Three Months Ended March 31, 2023
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$134,663	$1,288,042	$—	$1,422,705
Subscription and services-based revenue	973,891	341,741	50,592	1,366,224
Hardware revenue	—	37,451	—	37,451
Bitcoin revenue	2,163,751	—	—	2,163,751
Segment revenue	$3,272,305	$1,667,234	$50,592	$4,990,131
Segment gross profit (ii)	$931,240	$770,275	$13,069	$1,714,584

	Three Months Ended March 31, 2022
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$109,241	$1,123,728	$—	$1,232,969
Subscription and services-based revenue	622,309	282,650	54,598	959,557
Hardware revenue	—	37,326	—	37,326
Bitcoin revenue	1,730,793	—	—	1,730,793
Segment revenue	$2,462,343	$1,443,704	$54,598	$3,960,645
Segment gross profit (ii)	$623,659	$661,221	$10,080	$1,294,960

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations between Cash App and Square.

(ii) Segment gross profit for Cash App for the three months ended March 31, 2023 and March 31, 2022 included $8.5 million and $7.0 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three months ended and March 31, 2023 and March 31, 2022 included $8.6 million and $7.0 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was immaterial for the three months ended March 31, 2023 and March 31, 2022.

The following table provides a reconciliation of total segment gross profit to the Company’s loss before applicable income taxes (in thousands):

	Three Months Ended March 31,
	2023	2022
Total segment gross profit	$1,714,584	$1,294,960
Less: Product development	626,937	458,224
Less: Sales and marketing	496,011	501,562
Less: General and administrative	432,825	444,149
Less: Transaction, loan, and consumer receivable losses	127,896	91,150
Less: Amortization of customer and other intangible assets	37,087	26,664
Less: Interest expense (income), net	(3,161)	15,748
Less: Other expense (income), net	18,371	(33,472)
Loss before applicable income taxes	$(21,382)	$(209,065)

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$4,664,635	$3,721,597
International	325,496	239,048
Total	$4,990,131	$3,960,645

No individual country from the international markets contributed more than 10% of total revenue for the three months ended March 31, 2023 and March 31, 2022.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	March 31, 2023	December 31, 2022
United States	$7,960,049	$8,023,535
Australia	4,700,189	4,801,434
Other international	1,884,495	1,858,300
Total	$14,544,733	$14,683,269

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow data:
Cash paid for interest	$16,680	$2,725
Cash paid for income taxes	18,652	1,611
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	518	26,090
Purchases of property and equipment in accounts payable and accrued expenses	6,580	16,338
Fair value of common stock issued related to business combinations	—	(13,827,929)
Fair value of common stock issued to settle the conversion of convertible notes	—	(2,496)
Fair value of common stock shares received to settle convertible note hedges	—	133,141

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

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, operating income (loss), net income (loss), and other results under generally accepted accounting principles ("GAAP"), the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment solution providers.

	Three Months Ended March 31,
	2023	2022
Gross Payment Volume ("GPV") (in millions)	$51,117	$43,504
Adjusted Operating Income (Loss) (in thousands)	$50,974	$(42,254)
Adjusted EBITDA (in thousands)	$368,367	$195,361
Adjusted Net Income Per Share:
Basic	$0.42	$0.19
Diluted	$0.40	$0.18

Gross Payment Volume (GPV)

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

Adjusted EBITDA, Adjusted Net Income Per Share ("Adjusted EPS") and Adjusted Operating Income

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

•In connection with the issuance of our convertible senior notes (as described in Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements), prior to the adoption of ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06") on January 1, 2021, we were required to recognize non-cash interest expense related to amortization of debt discount and issuance costs. Subsequent to adoption, we only recognize non-cash interest expense related to amortization of debt issuance costs on convertible notes and unsecured notes. We believe that excluding this expense from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible notes, as if converted at the beginning of the period, if the impact is dilutive.

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; and bitcoin impairment losses on our investment in bitcoin, as applicable.

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

In view of the limitations associated with Adjusted EBITDA, we also present Adjusted Operating Income (Loss), which is a non-GAAP financial measure that excludes certain expenses that we believe are not reflective of our core operating performance, including amortization of intangible assets, bitcoin impairment losses, acquisition-related accelerated share-based compensation expenses, and acquisition-related, integration, and other costs. Adjusted Operating Income (Loss) does however include the effect of share-based compensation expense, which is a significant recurring expense in our business and an important part of our compensation strategy, as well as depreciation expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating loss	$(6,172)	$(226,789)
Amortization of acquired technology assets	18,508	15,469
Acquisition-related, integration and other costs	1,551	76,065
Amortization of customer and other acquired intangible assets	37,087	26,664
Acquisition-related share-based acceleration costs	—	66,337
Adjusted Operating Income (Loss)	$50,974	$(42,254)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(16,838)	$(204,199)
Net loss attributable to noncontrolling interests	(2,488)	(3,164)
Net loss	(19,326)	(207,363)
Share-based compensation expense	279,591	275,423
Depreciation and amortization	93,173	70,056
Acquisition-related, integration and other costs	1,551	76,065
Interest expense (income), net	(3,161)	15,748
Other expense (income), net	18,371	(33,472)
Benefit for income taxes	(2,056)	(1,702)
Loss on disposal of property and equipment	191	534
Acquired deferred revenue and cost adjustment	33	72
Adjusted EBITDA	$368,367	$195,361

The following table presents a reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(16,838)	$(204,199)
Net loss attributable to noncontrolling interests	(2,488)	(3,164)
Net loss	(19,326)	(207,363)
Share-based compensation expense	279,591	275,423
Acquisition-related, integration and other costs	1,551	76,065
Amortization of intangible assets	55,595	42,160
Amortization of debt discount and issuance costs	2,949	3,630
Loss (gain) on revaluation of equity investments	14,885	(49,741)
Loss on disposal of property and equipment	191	534
Acquired deferred revenue and cost adjustment	33	72
Tax effect of non-GAAP net income adjustments	(84,607)	(38,326)
Adjusted Net Income - basic	$250,862	$102,454
Cash interest expense on convertible notes	1,236	1,241
Adjusted Net Income - diluted	$252,098	$103,695
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	602,234	541,435
Diluted	627,423	583,452
Adjusted Net Income Per Share:
Basic	$0.42	$0.19
Diluted	$0.40	$0.18

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2023	2022
Benefit for income taxes, as reported	$(2,056)	$(1,702)
Tax effect of non-GAAP net income adjustments	84,607	38,326
Adjusted provision for income taxes, non-GAAP	$82,551	$36,624
Non-GAAP effective tax rate	25%	26%

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

Cash App provides an ecosystem of financial products and services to help consumers manage their money. Cash App’s goal is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of financial services focused on helping consumers make their money go further — whether that's by storing, sending, receiving, spending, saving or investing their money with Cash App. We monetize these products through a combination of transaction and service fees. Cash App has a diverse mix of transacting actives across a range of demographics and regions in the United States, as well as a small presence in Europe.

With the acquisition of Afterpay, we added a BNPL platform to our offerings. Our BNPL platform is being integrated into the Cash App and Square ecosystems, strengthening the connection between these ecosystems, expanding access to more sellers and customers, increasing Square’s omnichannel platform, and helping drive more commerce between our sellers and customers. Customers will be able to manage their installments and repayments directly within Cash App, while the commerce discovery functionality from the Afterpay app will be integrated with Cash App to help drive lead generation for merchants and customer engagement. As discussed further in Note 19, Segment and Geographical Information within Notes to the Condensed Consolidated Financial Statements, the financial results from our BNPL platform have been allocated equally to the Cash App and Square segments. Afterpay results are included in our financial statements from January 31, 2022, the date of acquisition.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Transaction-based revenue	$1,422,705	$1,232,969	$189,736	15%
Subscription and services-based revenue	1,366,224	959,557	406,667	42%
Hardware revenue	37,451	37,326	125	—%
Bitcoin revenue	2,163,751	1,730,793	432,958	25%
Total net revenue	$4,990,131	$3,960,645	$1,029,486	26%
Total net revenue for the three months ended March 31, 2023 increased by $1.0 billion, or 26%, compared to the three months ended March 31, 2022. Bitcoin revenue increased by $433.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Excluding bitcoin revenue, total net revenue increased by $596.5 million, or 27%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Revenue from our BNPL platform, which includes fees generated from consumer receivables, late fees, and certain affiliate and advertising fees, was 4% of total net revenue in the three months ended March 31, 2023, and 3% from the date of acquisition through March 31, 2022.
Transaction-based revenue for the three months ended March 31, 2023 increased by $189.7 million, or 15%, compared to the three months ended March 31, 2022, while Gross Payment Volume ("GPV" as defined below in Key Operating Metrics and Non-GAAP Financial Measures) grew by 17% in the same periods. The increase in transaction-based revenue was driven by:
•growth in Square GPV as well as continued improvements in both card-present and card-not-present volumes as a result of growth from in-person and online channels; and
•growth in Cash App Business GPV, primarily driven by peer-to-peer transactions received by business accounts and peer-to-peer payments sent from a credit card.

Subscription and services-based revenue for the three months ended March 31, 2023 increased by $406.7 million, or 42% compared to the three months ended March 31, 2022. This increase was driven by:

•an increase in Cash App subscription and services-based revenue primarily due to growth in Cash App's financial service-related products, including Cash App Card usage, Cash App Instant Settlement volumes, as well as interest earned on customer funds; and

•revenue generated from the BNPL platform following the acquisition of Afterpay in the first quarter of 2022, which contributed $223.7 million during the three months ended March 31, 2023 compared to $129.8 million from the date of acquisition through March 31, 2022.

Hardware revenue for the three months ended March 31, 2023 had no significant change compared to the three months ended March 31, 2022.

Bitcoin revenue for the three months ended March 31, 2023 increased by $433.0 million, or 25% compared to the three months ended March 31, 2022. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This increase in the three months ended March 31, 2023 was driven by an increase in the quantity of bitcoin sold to customers, partially offset by a decrease in the market price of bitcoin compared to the three months ended March 31, 2022. While bitcoin revenue contributed 43% of total net revenue in the three months ended March 31, 2023, gross profit generated from bitcoin transactions was only 3% of total gross profit in the three months ended March 31, 2023 and March 31, 2022.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Transaction-based costs	$820,787	$716,236	$104,551	15%
Subscription and services-based costs	264,092	182,857	81,235	44%
Hardware costs	58,785	63,664	(4,879)	(8)%
Bitcoin costs	2,113,375	1,687,459	425,916	25%
Amortization of acquired technology assets	18,508	15,469	3,039	20%
Total cost of revenue	$3,275,547	$2,665,685	$609,862	23%

Total cost of revenue for the three months ended March 31, 2023 increased by $609.9 million, or 23%, compared to the three months ended March 31, 2022. Bitcoin costs of revenue decreased by $425.9 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $183.9 million, or 19%, in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Transaction-based costs for the three months ended March 31, 2023 increased by $104.6 million, or 15%, compared to the three months ended March 31, 2022, while GPV grew by 17% in the same periods. Transaction-based costs during the three months ended March 31, 2023 were affected by a decrease in the percentage of debit card transactions, which have a lower cost per transaction, as the proportion of these debit card transactions was comparable to pre-pandemic levels.

Subscription and services-based costs for the three months ended March 31, 2023 increased by $81.2 million, or 44%, compared to the three months ended March 31, 2022. The increase in the three months ended March 31, 2023 was driven by:

•growth in Cash App's financial service-related products, including Cash App Card, Cash App Instant Settlement volumes, and related processing costs and fees; and

•BNPL costs of revenue following the acquisition of Afterpay in the first quarter of 2022. The costs of revenues associated with the BNPL platform were $66.3 million for the three months ended March 31, 2023, and $37.5 million from the date of acquisition through March 31, 2022.

Hardware costs for the three months ended March 31, 2023 decreased by $4.9 million, or 8%, compared to the three months ended March 31, 2022. The decrease was due to improvements in supply chain disruptions, leading to decreased purchase price variances and inbound shipping rates compared to the three months ended March 31, 2022.

Bitcoin costs for the three months ended March 31, 2023 increased by $425.9 million, or 25%, compared to the three months ended March 31, 2022. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Amortization of acquired technology assets increased by $3.0 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was driven by amortization related to the acquired technology assets from the acquisition of Afterpay primarily as a result of timing of the acquisition.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Product development	$626,937	$458,224	$168,713	37%
% of total net revenue	13%	12%
% of total gross profit	37%	35%
Sales and marketing	$496,011	$501,562	$(5,551)	NM (i)
% of total net revenue	10%	13%
% of total gross profit	29%	39%
General and administrative	$432,825	$444,149	$(11,324)	NM (i)
% of total net revenue	9%	11%
% of total gross profit	25%	34%
Transaction, loan, and consumer receivable losses	$127,896	$91,150	$36,746	40%
% of total net revenue	3%	2%
% of total gross profit	7%	7%
Amortization of customer and other acquired intangible assets	$37,087	$26,664	$10,423	39%
% of total net revenue	1%	1%
% of total gross profit	2%	2%
Total operating expenses	$1,720,756	$1,521,749	$199,007	13%

(i) Not meaningful ("NM")

Product development expenses for the three months ended March 31, 2023 increased by $168.7 million, or 37%, compared to the three months ended March 31, 2022, due primarily to the following:

•an increase of $127.6 million in personnel costs for the three months ended March 31, 2023, related to an increase in headcount among our engineering, data science, and design teams, as we continue to improve and diversify our products. This increase in product development personnel costs also includes an increase in share-based compensation expense of $52.8 million for the three months ended March 31, 2023; and

•an increase of $23.4 million in software and data center costs, consulting fees, and certain operating costs for Cash App crypto networks for the three months ended March 31, 2023, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three months ended March 31, 2023 decreased by $5.6 million compared to the three months ended March 31, 2022, primarily due to the following:

•a decrease of $65.1 million in advertising costs for our Square services for the three months ended March 31, 2023, primarily from decreased online and television campaigns; partially offset by

•an increase of $27.9 million in sales and marketing personnel costs for the three months ended March 31, 2023, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $8.1 million; and

•an increase in Cash App peer-to-peer processing costs, related transaction losses, and card issuance costs of $50.6 million. Cash App marketing costs increased by $9.8 million for the three months ended March 31, 2023.

General and administrative expenses for the three months ended March 31, 2023 decreased by $11.3 million compared to the three months ended March 31, 2022, primarily due to the following:

•a decrease in acquisition-related integration and other expenses due to a $66.3 million one-time charge related to the acceleration of various stock compensation arrangements in connection with the Afterpay acquisition during the three months ended March 31, 2022, which was additional to ongoing share-based compensation expense for Afterpay employees; partially offset by

•an increase of $29.1 million in general and administrative personnel costs for the three months ended March 31, 2023, mainly as a result of additions to our human resources, customer support, and compliance personnel as we continue to add resources and skills to support our long-term growth. The increase in general and administrative personnel costs includes an increase in share-based compensation expense of $56.8 million for the three months ended March 31, 2023.

Transaction, loan, and consumer receivable losses for the three months ended March 31, 2023 increased by $36.7 million, or 40%, compared to the three months ended March 31, 2022, primarily due to the following:

•an increase in loan losses for the three months ended March 31, 2023 of $18.9 million compared to the three months ended March 31, 2022, which was due to increased loan volumes; and

•an increase in transaction losses for the three months ended March 31, 2023 of $15.1 million compared to the three months ended March 31, 2022, which was primarily due to growth in Cash App Card in the three months ended March 31, 2023.

Amortization of customer and other acquired intangible assets for three months ended March 31, 2023 increased $10.4 million, or 39%, compared to the three months ended March 31, 2022, primarily as a result of the timing of the acquisition of Afterpay and related intangible assets. Refer to Note 9, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense, Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest expense (income), net	$(3,161)	$15,748	$(18,909)	(120)%
Other expense (income), net	$18,371	$(33,472)	$51,843	155%

Interest expense, net, for the three months ended March 31, 2023 decreased by $18.9 million compared to the three months ended March 31, 2022. The decrease in net interest expense in the three months ended March 31, 2023 was primarily due to an increase in interest income received as a result of higher interest rates on our investments, which more than offset interest expense in the period. The increase in interest expense in the period was primarily related to our 2026 Senior Notes and 2031 Senior Notes, which were issued in May 2021. Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Other expense, net, during the three months ended March 31, 2023 of $18.4 million was primarily due to unrealized losses on certain marketable and non-marketable investments. Other income, net, for the three months ended March 31, 2022 of $33.5 million was primarily due to recording an unrealized gain of $59.8 million during the three months ended March 31, 2022, arising from the revaluation of a non-marketable investment. Other expense (income), net also includes foreign exchange losses and amortization of investments in marketable debt securities.

Segment Results

The Company has two reportable segments, Square and Cash App. The results of Afterpay have been equally allocated to the Square and Cash App segments as management has determined the BNPL platform contributes equally to both the Square and Cash App platforms. Refer to Note 19, Segment and Geographical Information within Notes to the Condensed Consolidated Financial Statements for more details.

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenue	$1,667,234	$1,443,704	$223,530	15%
Cost of revenue	896,959	782,483	114,476	15%
Gross profit	$770,275	$661,221	$109,054	16%

Revenue

Revenue for the Square segment for the three months ended March 31, 2023 increased by $223.5 million, or 15%, compared to the three months ended March 31, 2022. The increase was primarily due to:

•growth in Square GPV and continued improvements in both card-present volumes and growth in higher-priced card-not-present transactions; and

•revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Square segment for the three months ended March 31, 2023 increased by $114.5 million, or 15%, compared to the three months ended March 31, 2022. Transaction-based costs during the three months ended March 31, 2023 were affected by a decrease in the percentage of debit card transactions, which have a lower cost per transaction, as the proportion of these debit card transactions are returning to levels comparable with pre-pandemic levels.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the three months ended March 31, 2023 and March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Net revenue	$3,272,305	$2,462,343	$809,962	33%
Cost of revenue	2,341,065	1,838,684	502,381	27%
Gross profit	$931,240	$623,659	$307,581	49%

Revenue

Revenue for the Cash App segment for the three months ended March 31, 2023 increased by $810.0 million, or 33%, compared to the three months ended March 31, 2022. The increase was due to growth in Cash App's financial service-related products, including Cash App Card, Cash App Instant Settlement volumes, as well as interest earned on customer funds. Bitcoin revenue has and will fluctuate depending on customer demand, as well as changes in the market price of bitcoin. The increase in bitcoin revenue in the three months ended March 31, 2023 was driven by an increase in the quantity of bitcoin sold to customers, partially offset by a decrease in the market price of bitcoin during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. While bitcoin contributed 43% of the total net revenue for the three months ended March 31, 2023, gross profit generated from bitcoin was 3% of the total gross profit.

Excluding $2.2 billion in bitcoin revenue for the three months ended March 31, 2023, Cash App revenue increased by $377.0 million, or 52%, in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to growth in the number of active Cash App accounts, an increase in the number of business accounts, an increase of transaction fees related to Cash App Card and instant deposit, and revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Cash App segment for the three months ended March 31, 2023 increased by $502.4 million, or 27%, compared to the three months ended March 31, 2022. The increase was due to the items referenced within the revenue discussion. Excluding $2.1 billion in bitcoin cost of revenue in the three months ended March 31, 2023, Cash App cost of revenue increased by approximately $76.5 million, or 51%, in the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

Liquidity Sources

As of March 31, 2023, we had approximately $7.6 billion in available funds, including an undrawn amount of $600.0 million available under our revolving credit facility. Additionally, we had $1.0 billion available under our warehouse funding facilities. Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. As of March 31, 2023, we were in compliance with all covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$5,061,091	$4,544,202
Short-term restricted cash (i)	414,267	639,780
Long-term restricted cash	70,350	71,600
Customer funds cash and cash equivalents	3,800,473	3,180,324
Cash, cash equivalents, restricted cash, and customer funds	9,346,181	8,435,906
Investments in short-term debt securities	1,024,110	1,081,851
Investments in long-term debt securities	412,747	573,429
Cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities	$10,783,038	$10,091,186

(i) As of March 31, 2023, the Company has invested $118.8 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of March 31, 2023, we had $10.8 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are separate from the Company's corporate funds and are not used for any corporate purposes. These funds are not used for Company liquidity, but rather to meet the obligations set aside for customers. Investments in marketable debt securities were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds and undrawn amounts under our revolving credit facility, our total liquidity as of March 31, 2023 was $7.0 billion.

As of March 31, 2023, the Company has purchased a cumulative $220.0 million in bitcoin for investment purposes. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite-lived intangible asset, under the accounting policy for such assets, we are required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value or reversal of impairment prohibited if the market price of bitcoin subsequently increases. We recorded no impairment charges in the three months ended March 31, 2023. As of March 31, 2023, the cumulative impairment charges to date were $117.7 million and the fair value of our investment in bitcoin was $228.7 million based on observable market prices, which was $126.2 million in excess of the Company's carrying value of $102.5 million after impairment charges.

In September 2020, we announced our intent to invest $100.0 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of March 31, 2023, we have invested $32.3 million in aggregate towards this initiative, of which $0.3 million was invested in the three months ended March 31, 2023.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments.

Senior Notes and Convertible Notes

As of March 31, 2023, we held over $4.6 billion in aggregate principal amount of debt, comprised of $460.6 million in aggregate principal amount of convertible senior notes that mature on May 15, 2023 ("2023 Convertible Notes"), $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," and together with the 2023 Convertible Notes, 2025 Convertible Notes, and 2026 Convertible Notes, the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

The 2023 Convertible Notes had an initial aggregate principal amount of $862.5 million. The conversion rate of the 2023 Convertible Notes as of March 31, 2023 was 12.8456 shares of our Class A common stock per $1,000 principal amount of 2023 Convertible Notes (which is equivalent to a conversion price of approximately $77.85 per share). The 2023 Convertible Notes became freely convertible on February 15, 2023 and, as of March 31, 2023, holders had elected to convert approximately $401.9 million aggregate principal amount of 2023 Convertible Notes, leaving approximately $460.6 million aggregate principal amount outstanding that could be converted prior to or repaid on the maturity date of May 15, 2023.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2024. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million (the "Tranche B Loans"). Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.7 billion on a revolving basis, of which $0.7 billion was drawn and $1.0 billion remained available as of March 31, 2023. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

Short-term restricted cash of $414.3 million as of March 31, 2023 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements, that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $70.4 million as of March 31, 2023 is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 12, Bitcoin Held for Other Parties within Notes to the Condensed Consolidated Financial Statements, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of March 31, 2023, the safeguarding obligation liability related to bitcoin held for other parties was $726.5 million. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. Staff Accounting Bulletin No. 121 ("SAB 121") also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$294,401	$229,423
Net cash provided by investing activities	623,924	1,130,613
Net cash used in financing activities	(9,083)	(968,556)
Effect of foreign exchange rate on cash and cash equivalents	1,033	(948)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$910,275	$390,532

Cash Flows from Operating Activities

For the three months ended March 31, 2023, cash provided by operating activities was $294.4 million. Net loss of $19.3 million was adjusted for the add back of net non-cash expenses of $455.9 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and losses on revaluation of equity investments, all of which contributed positively to operating activities. This was offset by the foreign exchange impact on consumer receivables, net outflows from loan products, as well as changes in other assets and liabilities of $142.2 million, primarily due to the timing of period end.

For the three months ended March 31, 2022, cash provided by operating activities was $229.4 million. Net loss of $207.4 million, adjusted for the add back of non-cash expenses of $337.6 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; and gains on revaluation of equity investments, as well as non-cash lease expenses, which all contributed positively to operating activities. Additionally, there was a net inflow from the repayment and forgiveness of Paycheck Protection Program (“PPPL”) loans, and a net outflow related to changes in other assets and liabilities of $61.4 million due to timing of period end.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily relate to business acquisitions, consumer receivables, capital expenditures to support our growth, and investments in marketable debt securities.

For the three months ended March 31, 2023, cash provided by investing activities was $623.9 million, primarily due to a net inflow related to consumer receivables of $428.3 million and net proceeds from the sales and maturities of marketable securities including investments from customer funds of $289.5 million, and . These were partially offset by the purchases of marketable debt securities, property and equipment, and other investments of $56.8 million, $32.3 million, and $4.8 million, respectively.

For the three months ended March 31, 2022, cash provided by investing activities was $1.1 billion, primarily due to the net proceeds from the sales and maturities of marketable securities including investments from customer funds of $620.5 million and the net cash acquired through the acquisition of Afterpay of $570.7 million. These were partially offset by the purchase of marketable debt securities, property and equipment and other investments of $210.0 million, $41.2 million, and $16.5 million, respectively.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, cash used in financing activities was $9.1 million primarily as a result of net repayments from Warehouse Facilities borrowings of $644.6 million. The majority of this was offset by a change in customer funds of $620.1 million and a net increase in interest-bearing deposits of $13.6 million.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended March 31, 2023 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the 2022 Annual Report on Form 10-K.

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and foreign currency fluctuations. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly-traded companies and are measured using quoted prices in active markets which could result in volatility in our financial results in future periods. As of March 31, 2023, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net on the condensed consolidated statements of operations and establish a new carrying value for the investment.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the condensed consolidated statements of operations and establish a new carrying value for the investment. As of March 31, 2023, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $205.2 million.

Bitcoin Market Price Risk

As of March 31, 2023, we had made cumulative investments in bitcoin of $220.0 million. Our investment in bitcoin is accounted for as an indefinite-lived intangible asset, and thus, is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed reporting period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. We recorded no impairment charges on our investment in bitcoin in the three months ended March 31, 2023. As of March 31, 2023, the cumulative impairment charges to date were $117.7 million and the fair value of the investment in bitcoin was $228.7 million based on observable market prices, which was $126.2 million in excess of our carrying value of $102.5 million after impairment charges. Any decreases to the carrying value of bitcoin investments are recorded in operating expenses on the condensed consolidated statements of operations.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of March 31, 2023 were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Our Warehouse Facilities borrowings and any future borrowings incurred under the 2020 Credit Facility both accrue interest at variable rates based on formulas tied to certain market rates at the time of incurrence.

Foreign Currency Risk

Our condensed consolidated financial statements are presented in U.S. dollars. Most of our revenue is earned in U.S. dollars and, subsequent to the acquisition of Afterpay, a portion is earned in Australian Dollars. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates and may cause us to recognize transaction gains and losses on our financial statements.

From time to time, we use foreign exchange derivative contracts to hedge a portion of our exposure to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Gains and losses from foreign currency transactions, as well as foreign exchange forward contracts, were not significant for any period presented in the condensed consolidated financial statements included in this Form 10-Q. We did not have any material foreign currency derivatives outstanding as of March 31, 2023.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation and Regulatory Matters” in Note 18, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

In addition, from time to time, we are involved in various other legal matters, investigations, inquiries, claims, and disputes, including with regulatory bodies and governmental agencies. We cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While we do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position, or liquidity, we cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to our operating results for any particular period.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes, before making any investment decision with respect to our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors.”

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
•risks related to disruptions in or negative perceptions of the cryptocurrency market;
•any acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions that we may undertake;
•the ongoing integration of Afterpay with our business;
•additional risks related to our majority interest in TIDAL;
•expanding our business globally;
•risks related to our BNPL platform;
•risks related to the banking ecosystem, including through our bank partnerships, and FDIC and other regulatory obligations;
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

During the three months ended March 31, 2023 and March 31, 2022, we generated a net loss of $19.3 million and net loss of $207.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $572.6 million.

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

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation, regulatory and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands and deter customers from adopting our services or our products. In addition, negative statements about us can and have caused a decline in the market price of our Class A common stock, diverts our management’s attention and resources, and could cause other adverse impacts to our business. Partners and influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflects poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin, subject us to additional risks related to any further disruption in the cryptocurrency markets and the resulting impact on customer and investor behavior. For example, any further deterioration in the cryptocurrency markets may have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of bitcoin or the cryptocurrency markets.

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

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest in, businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, including risks that:

•the transaction may not advance our business strategy or may harm our growth, profitability, or reputation;

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

We have experienced certain of these risks in connection with our past acquisitions, and any of the foregoing could harm our business and negatively impact our results of operations.

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

We offer our services and products in multiple countries and we may continue expanding our business further globally. Our acquisition of Afterpay expanded our global presence. Expansion, whether in our existing or new global markets, will require additional resources and new or expanded controls, and offering our services and products in new geographic regions often requires substantial expenditures and takes considerable time. We may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. Such expansion, and the ongoing operation of our global business, subject our business to substantial risks, including:

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

Our BNPL platform increases our exposure to consumer defaults and merchant insolvency.

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

The performance of our BNPL platform depends also on the sales of products and services by retail merchants. Merchants’ sales may decrease as a result of factors outside of their control, including deteriorating macroeconomic conditions and supply chain disruptions. If a merchant ceases its operations, closes some or all of its locations, or fails to deliver goods or services to our consumers, the merchant may not be able to reimburse us for chargebacks or refunds or may not be able to repay the funds we have advanced to them, all of which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a merchant deteriorates significantly such that the merchant becomes subject to a bankruptcy proceeding, we may not be able to recover any amounts due to us from the merchant, and our financial results would be adversely affected.

We are subject to risks related to the banking ecosystem, including through Square Financial Services, our bank partnerships, and FDIC and other regulatory obligations.

Recent instability and volatility in the banking and financial services sectors, including bank failures, have increased uncertainty in the global economy and increased the risk of a recession. Volatility in the banking and financial services sectors may impact our bank partnerships and could negatively impact our business. For example, we offer certain FDIC-insured products through our partnerships with banks that are members of the Federal Deposit Insurance Corporation (“FDIC”). We believe our banking programs, including records maintained by us and our bank partners, comply with all applicable requirements for each eligible participant's deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event a bank partner fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at a bank partner are not covered by deposit insurance, or if one or more of our bank partners were to fail and enter receivership proceedings under the FDIA, our sellers and customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to our bank partners in connection with these programs, we are subject to audit standards for third-party vendors in accordance with federal bank regulatory guidance and examinations by the federal banking regulators.

Further, as a FDIC-insured institution, our subsidiary Square Financial Services is subject to regulatory obligations, including the assessment of a quarterly deposit insurance premium, calculated based on its average consolidated total assets. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay higher deposit insurance assessments or higher fees associated with FDIC-insured products offered through our bank partnerships, or we may be subject to higher capital requirements imposed by the FDIC, our bank partners, or federal banking regulators with authority over our bank partners, which could reduce our profitability, and negatively impact our business and operations.

We intend to continue to explore other products, models, and structures for our product offerings, including with bank partners. Certain of our current product offerings subject us to reporting requirements, bonding requirements, and inspection by applicable federal or state regulatory agencies, and our future product offerings may potentially require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we fail to successfully expand and evolve our product offerings, or should our new products, models or structures, or new laws or regulations or interpretations of existing laws or regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.

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

More generally, if our privacy, data protection, or information security measures or those of third-party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investments, or other assets, or other sensitive data on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged, and we could face liability and financial losses. If the sensitive data or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations. For example, in April 2022 we announced that we determined that a former employee downloaded certain reports of our subsidiary Cash App Investing in December 2021 that contained some U.S. customer information without permission after the former employee’s employment ended, as disclosed in our Current Report on Form 8-K filed with the SEC on April 4, 2022. We have incurred costs related to our investigation and response to this incident, and we could incur other losses, costs, and liabilities in connection with such incident.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, we recently made certain Cash App functions available to customers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

While we maintain a program of insurance coverage for various types of liabilities, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Additionally, recent global supply chain disruptions and shortages have negatively affected sellers' ability to deliver goods and services on time or at all, which increases the risk of chargebacks. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. In addition, if more of our sellers, or a number of our larger sellers, become insolvent or bankrupt as a result of the global economic downturn, our potential losses from chargebacks and refunds may increase and exceed our reserves, in which case we may suffer financial losses and our business may be adversely affected. Moreover, since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

We are required to pay interchange and assessment fees, processing fees, and bank settlement fees to third-party payment processors, payment networks, and financial institutions. From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction processed using their networks. In some cases, we have negotiated favorable pricing with acquiring processors and networks that are contingent on certain business commitments and other conditions. If we fail to meet such conditions, the fees we are charged will rise, and we may be required to pay back some or all of the favorable pricing benefits. Moreover, our acquiring processors and payment card networks may refuse to renew our agreements with them on terms that are favorable, commercially reasonable, or at all. Interchange fees or assessments are also subject to change from time to time due to government regulation. Any increase or decrease in interchange fees or assessments or in the fees we pay to our third-party payment processors, payment networks, or financial institutions could increase our costs, make our pricing less competitive, lead us to change our pricing model, or adversely affect our margins, all of which could materially harm our business and financial results.

We could be, and in the past have been, subject to penalties from payment card networks if we fail to detect activities that are illegal, contrary to the payment card network operating rules, or considered “high risk.” We must either prevent high-risk individuals from using our products and services or register such high-risk individuals with the payment card networks and conduct additional monitoring with respect to such high-risk individuals. Any such penalties could become material and could result in termination of our ability to accept payment cards or could require changes in our process for registering new sellers and customers. This could materially and adversely affect our business.

We rely on third parties and their systems for a variety of services, including the processing of transaction data and settlement of funds to us and our customers, and these third parties’ failure to perform these services adequately could materially and adversely affect our business.

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, bank partners, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, provide liquidity for Cash App’s feature that permits our customers to buy and sell bitcoin, and the provision of information and other elements of our services. For example, we rely on a limited number of acquiring processors in some of the jurisdictions in which we offer our services. While we believe there are other acquiring processors that could meet our needs, adding or transitioning to new providers may significantly disrupt our business and increase our costs. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services or renew our agreements with them on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected. We have in the past experienced outages with third parties we have worked with, which has affected the ability to process payments for cards issued under our own brands.

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

•identifying and mitigating new and developing risks

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

The metrics we use to measure our business are calculated using internal company data based on the activity we measure on our platforms and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. There are inherent challenges and limitations in measuring our business globally at scale, and the methodologies used to calculate our metrics inherently require certain assumptions and judgments. For example, we currently identify a Cash App transacting active as a Cash App account that has at least one financial transaction using any product or service within Cash App during a specified period although certain of these accounts may share an alias identifier with one or more other transacting active accounts (for example, families sharing one alias identifier or one customer with multiple accounts). We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors, customers or other stakeholders do not believe our reporting metrics accurately reflect our business or they disagree with our methodologies, our reputation may be harmed and our business may be adversely impacted.

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

Our performance is subject to economic conditions and their impact on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In particular, inflation and economic uncertainty have impacted and may continue to impact consumer spending in general and at these businesses specifically. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. We serve sellers across a variety of industry verticals and in an economic downtown, certain verticals, particularly those that may be viewed as discretionary by consumers, may be impacted to a greater degree than others, which may harm our business and financial results.

We may experience material and adverse impacts to our business as a result of the uncertainty and volatility in the banking and financial services sectors, deteriorating macroeconomic conditions, including inflation and interest rate increases, availability of credit, bankruptcies or insolvencies of customers, and the global economic impact of the COVID-19 pandemic, including the worldwide supply chain disruption, and recession or economic downturn. As a result of economic conditions, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer BNPL products and consumer loan products, such as Cash App Borrow, those customers may also be disproportionately adversely affected by economic downturns, which could negatively impact demand for these offerings or cause loss rates on such products to increase.

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

As of March 31, 2023, we had $460.6 million outstanding aggregate principal amount of 2023 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

Prior to December 1, 2024, in the case of the 2025 Convertible Notes; February 1, 2026, in the case of the 2026 Convertible Notes; and August 1, 2027, in the case of the 2027 Convertible Notes; the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. As of February 15, 2023, the 2023 Convertible Notes are convertible at the option of the holders thereof until the second scheduled trading day immediately preceding May 15, 2023, the maturity date. Whether the Convertible Notes of any series (other than the 2023 Convertible Notes, which are now freely convertible at the option of the holders) will be convertible following a calendar quarter will depend on the satisfaction of this condition or another conversion condition in the future. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to make cash payments in respect of the Convertible Notes being converted unless we elect to deliver solely shares of our Class A common stock to settle such conversion. We currently expect to settle future conversions of our Convertible Notes solely in shares of our Class A common stock, which has the effect of including the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

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

As of March 31, 2023, we have made cumulative investments in bitcoin of $220.0 million. We may make additional bitcoin purchases in the future. The price of bitcoin has been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of the bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

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

As of March 31, 2023, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, fraud detection, consumer protection, anti-money laundering, anti-bribery and anti-corruption, escheatment, sanctions regimes and export controls, privacy, data protection and information security, fiscalization and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

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

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, we may not be able to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and crypto platforms is an evolving area, and we could become subject to additional legislation or regulation in the future. For example, Louisiana’s virtual currency regulatory scheme became effective on January 1, 2023 and requires covered entities, such as Block, to obtain a license to continue its feature permitting customers to buy and sell bitcoin. It is possible that other states may also issue similar licensing requirements. As another example, the Financial Crimes Enforcement Network (“FinCEN”) has issued a proposed rule that would require bitcoin providers like us to keep additional records of and file additional reports to FinCEN of certain bitcoin transaction information. There are substantial uncertainties on how these proposed requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these requirements should FinCEN finalize this rule as proposed. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, reputational harm, and other consequences. Further, we might not be able to continue operating the feature in Cash App, at least in current form, or might need to make other changes to our business, our products or our services, which could cause the price of our Class A common stock to decrease.

We are subject to audits, inspections, inquiries, and investigations from regulators on an ongoing basis. Although we have a compliance program focused on the laws, rules, and regulations applicable to our business, we have been and may still be subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, and regulations could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential criminal and civil liability.

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs. This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. As a result of this CJEU decision or other developments with respect to the legal and regulatory regime affecting cross-border data transfers, we may be required to take additional steps to legitimize impacted personal data transfers. Both the EU and the U.K. have issued updated SCCs that are required to be implemented. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. In the U.K., the Data Protection Act and legislation referred to as the UK GDPR substantially enact the EU GDPR into U.K. law, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Commission has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection regulator published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. The Dutch, French and Italian data protection regulators have adopted similar decisions. Other data protection regulators in the EU increasingly are focused on the use of online tracking tools. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and became effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements relating to personal information of California residents, and provide for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. More generally, privacy, data protection, and information security continues to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. Various states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA. For example, Virginia enacted the Virginia Consumer Data Protection Act in March 2021, Colorado enacted the Colorado Privacy Act in July 2021, Utah enacted the Utah Consumer Privacy Act in March 2022, and Connecticut enacted An Act Concerning Personal Data Privacy and Online Monitoring in May 2022, and Iowa enacted An Act Relating to Consumer Data Protection in March 2023. All of these are comprehensive privacy statutes that share similarities with the CCPA and CPRA and have or will become effective in 2023, except for Iowa’s law, which takes effect in 2025. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We are currently, and may continue to be, subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, subpoenas, inquiries or audits, and other actions or proceedings. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand. We also receive significant media attention, which could result in increased litigation or other legal or regulatory reviews and proceedings. Moreover, legal disputes or government or regulatory inquiries or findings may cause follow-on litigation or regulatory scrutiny by additional parties.

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, BNPL, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We may also be accused of having, or be found to have, infringed or violated third-party copyrights, patents, trademarks, and other intellectual property rights. For example, in December 2021, H&R Block filed a lawsuit against us for trademark infringement following our name change to Block. If any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We may need to seek a license to continue existing practices as a result of changes in law or for which we are found to be in violation of a third-party’s rights. We may also need to change or cease certain practices altogether. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

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

We routinely apply for patents in the U.S. and internationally to protect innovative ideas in our technology, but we may not always be successful in obtaining patent grants from these applications. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Unauthorized disclosure or use of our intellectual property rights may also occur if third parties were to breach the licensing terms under which certain of our innovations are offered broadly, including under open source licenses. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

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

Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: driving financial inclusion throughout our ecosystem and in our communities, taking climate action for a more resilient and sustainable future, advancing inclusion and diversity across our distributed workplace, and designing corporate governance to promote trust and long-term value, and we publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to increasing the diversity of our workforce and one of our climate change goals is to have net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. To the extent that our required or voluntary disclosures about ESG matters increase, we could also be criticized or face claims regarding the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted. In addition, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52.77% of the voting power of our combined outstanding capital stock as of March 31, 2023. Our executive officers and directors and their affiliates held approximately 53.50% of the voting power of our combined outstanding capital stock as of March 31, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this Risk Factors section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

•reports by securities or industry analysts, media or other third parties, that are interpreted either negatively or positively by investors, failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+*	Separation Agreement between the Registrant and Sivan Whiteley, dated as of April 26, 2023.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

BLOCK, INC.

Date:	May 4, 2023	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)