Form 10-Q
period 2023-06-30
Block, Inc.
filed 2023-08-03
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
1955 Broadway, Suite 600
Oakland, CA 946121
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 549,440,659 and the number of shares of the registrant’s Class B common stock outstanding was 60,635,533.
1 We have adopted a distributed work model and, therefore, have no formal headquarters. This address represents our "principal executive office," which we are required to identify under Securities and Exchange Commission rules.

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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,745,884	$4,544,202
Investments in short-term debt securities	1,121,830	1,081,851
Settlements receivable	2,055,298	2,416,324
Customer funds	3,352,656	3,180,324
Consumer receivables, net	1,627,580	1,871,160
Loans held for sale	499,250	474,036
Safeguarding asset related to bitcoin held for other parties	763,516	428,243
Other current assets	1,675,082	1,627,265
Total current assets	15,841,096	15,623,405
Goodwill	11,944,085	11,966,761
Acquired intangible assets, net	1,878,238	2,014,034
Investments in long-term debt securities	297,230	573,429
Operating lease right-of-use assets	282,808	373,172
Other non-current assets	832,467	813,539
Total assets	$31,075,924	$31,364,340
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$5,536,418	$5,548,656
Settlements payable	323,197	462,505
Accrued expenses and other current liabilities	1,085,584	1,073,516
Current portion of long-term debt (Note 13)	—	460,356
Warehouse funding facilities, current	530,321	461,240
Safeguarding obligation liability related to bitcoin held for other parties	763,516	428,243
Total current liabilities	8,239,036	8,434,516
Warehouse funding facilities, non-current	289,849	877,066
Long-term debt (Note 13)	4,114,916	4,109,829
Operating lease liabilities, non-current	315,130	357,419
Other non-current liabilities	347,185	334,155
Total liabilities	13,306,116	14,112,985
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at June 30, 2023 and December 31, 2022. None issued and outstanding at June 30, 2023 and December 31, 2022.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at June 30, 2023 and December 31, 2022; 548,236 and 539,408 issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at June 30, 2023 and December 31, 2022; 60,636 and 60,652 issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	18,992,590	18,314,681
Accumulated other comprehensive loss	(537,378)	(523,090)
Accumulated deficit	(708,056)	(568,712)
Total stockholders’ equity attributable to common stockholders	17,747,156	17,222,879
Noncontrolling interests	22,652	28,476
Total stockholders’ equity	17,769,808	17,251,355
Total liabilities and stockholders’ equity	$31,075,924	$31,364,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Transaction-based revenue	$1,637,654	$1,475,707	$3,060,359	$2,708,676
Subscription and services-based revenue	1,461,497	1,094,856	2,827,721	2,054,413
Hardware revenue	44,922	48,051	82,373	85,377
Bitcoin revenue	2,390,884	1,785,885	4,554,635	3,516,678
Total net revenue	5,534,957	4,404,499	10,525,088	8,365,144
Cost of revenue:
Transaction-based costs	950,523	875,762	1,771,310	1,591,998
Subscription and services-based costs	279,223	213,271	543,315	396,128
Hardware costs	74,085	83,494	132,870	147,158
Bitcoin costs	2,346,633	1,744,425	4,460,008	3,431,884
Amortization of acquired technology assets	18,392	17,899	36,900	33,368
Total cost of revenue	3,668,856	2,934,851	6,944,403	5,600,536
Gross profit	1,866,101	1,469,648	3,580,685	2,764,608
Operating expenses:
Product development	694,672	524,827	1,321,609	983,051
Sales and marketing	537,607	530,827	1,033,618	1,032,389
General and administrative	549,293	395,720	982,118	839,869
Transaction, loan, and consumer receivable losses	179,771	156,697	307,667	247,847
Bitcoin impairment losses	—	35,961	—	35,961
Amortization of customer and other acquired intangible assets	36,865	39,389	73,952	66,053
Total operating expenses	1,998,208	1,683,421	3,718,964	3,205,170
Operating loss	(132,107)	(213,773)	(138,279)	(440,562)
Interest expense (income), net	(3,944)	12,966	(7,105)	28,714
Other expense (income), net	1,379	(18,766)	19,750	(52,238)
Loss before income tax	(129,542)	(207,973)	(150,924)	(417,038)
Provision (benefit) for income taxes	(3,700)	1,304	(5,756)	(398)
Net loss	(125,842)	(209,277)	(145,168)	(416,640)
Less: Net loss attributable to noncontrolling interests	(3,336)	(1,263)	(5,824)	(4,427)
Net loss attributable to common stockholders	$(122,506)	$(208,014)	$(139,344)	$(412,213)

Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.36)	$(0.23)	$(0.73)
Diluted	$(0.20)	$(0.36)	$(0.23)	$(0.73)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	606,692	581,350	604,476	561,501
Diluted	606,692	581,350	604,476	561,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(125,842)	$(209,277)	$(145,168)	$(416,640)
Net foreign currency translation adjustments (i)	28,716	(641,029)	(35,165)	(376,283)
Net unrealized gain (loss) on marketable debt securities	6,467	(7,244)	20,877	(37,198)
Total comprehensive loss	$(90,659)	$(857,550)	$(159,456)	$(830,121)

(i) Includes a foreign currency translation adjustment related to goodwill of a $24.8 million gain and a $22.8 million loss for the three and six months ended June 30, 2023, respectively. Foreign currency translation losses related to goodwill were $465.7 million and $245.0 million for the three and six months ended June 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Par value	capital	loss	deficit	interests	equity
Balance at December 31, 2022	600,060	$—	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Net loss	—	—	—	—	(16,838)	(2,488)	(19,326)
Shares issued in connection with employee stock plans	3,333	—	6,825	—	—	—	6,825
Change in other comprehensive loss	—	—	—	(49,471)	—	—	(49,471)
Share-based compensation	—	—	285,502	—	—	—	285,502
Balance at March 31, 2023	603,393	$—	$18,607,008	$(572,561)	$(585,550)	$25,988	$17,474,885
Net loss	—	—	—	—	(122,506)	(3,336)	(125,842)
Shares issued in connection with employee stock plans	5,479	—	59,137	—	—	—	59,137
Change in other comprehensive loss	—	—	—	35,183	—	—	35,183
Share-based compensation	—	—	326,424	—	—	—	326,424
Issuance of common stock in conjunction with the conversion of convertible notes	—	—	21	—	—	—	21
Balance at June 30, 2023	608,872	$—	$18,992,590	$(537,378)	$(708,056)	$22,652	$17,769,808

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Par value	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2021	464,944	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	—	(204,199)	(3,164)	(207,363)
Shares issued in connection with employee stock plans	2,120	—	4,093	—	—	—	4,093
Change in other comprehensive income	—	—	—	234,792	—	—	234,792
Share-based compensation	—	—	279,354	—	—	—	279,354
Tax withholding related to vesting of restricted stock units	(16)	—	(2,456)	—	—	—	(2,456)
Issuance of common stock in connection with business combination	113,617	—	13,827,929	—	—	—	13,827,929
Issuance of common stock in conjunction with the conversion of convertible notes	20	—	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,189)	—	—	—	—	—	—
Balance at March 31, 2022	579,496	$—	$17,426,629	$218,357	$(232,164)	$37,570	$17,450,392
Net loss	—	—	—	—	(208,014)	(1,263)	(209,277)
Shares issued in connection with employee stock plans	2,866	—	39,024	—	—	—	39,024
Change in other comprehensive loss	—	—	—	(648,273)	—	—	(648,273)
Share-based compensation	—	—	261,342	—	—	—	261,342
Tax withholding related to vesting of restricted stock units	(14)	—	(1,797)	—	—	—	(1,797)
Issuance of common stock in connection with the exercise of common stock warrants and convertible notes	3,022	—	—	—	—	—	—
Balance at June 30, 2022	585,370	$—	$17,725,198	$(429,916)	$(440,178)	$36,307	$16,891,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(145,168)	$(416,640)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	187,718	160,895
Amortization of discounts and premiums and other non-cash adjustments	(221,679)	(218,185)
Non-cash lease expense	94,416	47,871
Share-based compensation	598,845	532,061
Loss (gain) on revaluation of equity investments	16,255	(44,626)
Transaction, loan, and consumer receivable losses	307,667	247,847
Bitcoin impairment losses	—	35,961
Change in deferred income taxes	39,919	(21,374)
Changes in operating assets and liabilities:
Settlements receivable	203,697	(428,991)
Purchases and originations of loans	(3,770,864)	(2,382,295)
Proceeds from payments and forgiveness of loans	3,590,923	2,411,683
Customers payable	(184,570)	332,827
Settlements payable	(139,308)	10,325
Other assets and liabilities	(170,132)	(152,562)
Net cash provided by operating activities	407,719	114,797
Cash flows from investing activities:
Purchases of marketable debt securities	(423,751)	(383,372)
Proceeds from maturities of marketable debt securities	656,502	540,914
Proceeds from sale of marketable debt securities	24,874	234,142
Proceeds from maturities of marketable debt securities from customer funds	—	73,000
Proceeds from sale of marketable debt securities from customer funds	—	316,576
Payments from originations of consumer receivables	(10,546,501)	(7,543,996)
Proceeds from principal repayments and sales of consumer receivables	10,933,947	7,688,413
Purchases of property and equipment	(61,775)	(85,420)
Purchases of other investments	(4,397)	(39,448)
Business combinations, net of cash acquired	—	539,474
Net cash provided by investing activities	578,899	1,340,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Repayments of Paycheck Protection Program Liquidity Facility advances	(16,840)	(429,117)
Payments to redeem convertible notes	(461,761)	(1,071,788)
Proceeds from warehouse facilities borrowings	289,418	376,219
Repayments of warehouse facilities borrowings	(794,384)	(282,550)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	65,962	43,117
Payments for tax withholding related to vesting of restricted stock units	—	(4,253)
Other financing activities	(4,320)	—
Net increase in interest-bearing deposits	28,583	53,791
Change in customer funds, restricted from use in the Company's operations	172,332	74,382
Net cash used in financing activities	(721,010)	(1,240,199)
Effect of foreign exchange rate on cash and cash equivalents	6,955	(35,442)
Net increase in cash, cash equivalents, restricted cash, and customer funds	272,563	179,439
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	8,435,906	6,975,090
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$8,708,469	$7,154,529

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$4,745,884	$4,020,466
Short-term restricted cash	536,733	156,984
Long-term restricted cash	73,196	71,702
Customer funds cash and cash equivalents	3,352,656	2,905,377
Total	$8,708,469	$7,154,529

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.

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

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, determination of allowance for loan loss reserves for loans held for investment, determination of allowance for credit losses for consumer receivables, pre-acquisition contingencies associated with business combinations, allocation of acquired goodwill to segments, assessing the likelihood of adverse outcomes from claims and disputes, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

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

Concentration of Credit Risk

For the three and six months ended June 30, 2023 and June 30, 2022, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 43%, 31% and 11% of settlements receivable as of June 30, 2023. As of December 31, 2022, there were two parties that represented approximately 54% and 31% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable debt securities, settlements receivable, customer funds, consumer receivables, loans held for sale, and loans held for investment. To mitigate the risk of concentration associated with cash and cash equivalents, as well as restricted cash, funds are held with creditworthy institutions and, at certain times, temporarily swept into insured programs overnight to reduce single firm concentration risk. Amounts on deposit may exceed federal deposit insurance limits. The associated risk of concentration for marketable debt securities is mitigated by holding a diversified portfolio of highly rated investments. Settlements receivable are amounts due from well-established payment processing companies and normally take one or two business days to settle, which mitigates the associated risk of concentration. The associated risk of concentration for loans and consumer receivables is partially mitigated by credit evaluations that are performed prior to facilitating the offering of loans and receivables and ongoing performance monitoring of the Company’s loan customers.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $116.1 million and $205.2 million for the three and six months ended June 30, 2023, respectively, compared to $157.7 million and $314.0 million for the three and six months ended June 30, 2022, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $235.3 million and $479.1 million for the three and six months ended June 30, 2023, respectively, compared to $205.6 million and $407.9 million for the three and six months ended June 30, 2022, respectively, for such expenses.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from contracts with customers:
Transaction-based revenue	$1,637,654	$1,475,707	$3,060,359	$2,708,676
Subscription and services-based revenue	1,071,395	799,740	2,110,008	1,524,485
Hardware revenue	44,922	48,051	82,373	85,377
Bitcoin revenue	2,390,884	1,785,885	4,554,635	3,516,678
Revenue from other sources:
Subscription and services-based revenue (i)	390,102	295,116	717,713	529,928
Total net revenue	$5,534,957	$4,404,499	$10,525,088	$8,365,144

(i) Subscription and services-based revenue generated from Consumer and Commercial loans.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of June 30, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$125,673	$5	$(2,303)	$123,375
Corporate bonds	311,245	2	(5,706)	305,541
Commercial paper	16,586	—	—	16,586
Municipal securities	5,585	—	(44)	5,541
Certificates of deposit	157,500	—	—	157,500
U.S. government securities	512,339	13	(7,186)	505,166
Foreign government securities	8,262	—	(141)	8,121
Total	$1,137,190	$20	$(15,380)	$1,121,830

Long-term debt securities:
U.S. agency securities	$29,682	$—	$(1,141)	$28,541
Corporate bonds	72,120	15	(1,452)	70,683
Municipal securities	10,905	—	(523)	10,382
U.S. government securities	194,117	—	(6,493)	187,624
Foreign government securities	—	—	—	—
Total	$306,824	$15	$(9,609)	$297,230

The Company's short-term and long-term investments as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$96,545	$16	$(2,120)	$94,441
Corporate bonds	368,110	2	(7,475)	360,637
Commercial paper	31,503	—	—	31,503
Municipal securities	9,884	—	(191)	9,693
Certificates of deposit	6,400	—	—	6,400
U.S. government securities	580,568	6	(8,937)	571,637
Foreign government securities	7,795	—	(255)	7,540
Total	$1,100,805	$24	$(18,978)	$1,081,851

Long-term debt securities:
U.S. agency securities	$74,097	$—	$(3,782)	$70,315
Corporate bonds	245,891	6	(9,171)	236,726
Municipal securities	10,415	3	(664)	9,754
U.S. government securities	268,902	—	(13,210)	255,692
Foreign government securities	1,000	—	(58)	942
Total	$600,305	$9	$(26,885)	$573,429

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$31,429	$(77)	$81,787	$(2,226)	$113,216	$(2,303)
Corporate bonds	31,531	(136)	269,500	(5,570)	301,031	(5,706)
Municipal securities	—	—	4,941	(44)	4,941	(44)
U.S. government securities	194,642	(771)	269,263	(6,415)	463,904	(7,186)
Foreign government securities	—	—	8,121	(141)	8,121	(141)
Total	$257,602	$(984)	$633,612	$(14,396)	$891,213	$(15,380)

Long-term debt securities:
U.S. agency securities	$10,613	$(72)	$17,928	$(1,069)	$28,541	$(1,141)
Corporate bonds	22,584	(169)	43,968	(1,283)	66,552	(1,452)
Municipal securities	1,436	(64)	8,946	(459)	10,382	(523)
U.S. government securities	87,631	(634)	99,993	(5,859)	187,623	(6,493)
Foreign government securities	—	—	—	—	—	—
Total	$122,264	$(939)	$170,835	$(8,670)	$293,098	$(9,609)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$8,572	$(24)	$84,628	$(2,096)	$93,200	$(2,120)
Corporate bonds	34,795	(423)	320,748	(7,052)	355,543	(7,475)
Municipal securities	587	(13)	5,811	(178)	6,398	(191)
U.S. government securities	146,974	(839)	394,880	(8,098)	541,854	(8,937)
Foreign government securities	—	—	7,540	(255)	7,540	(255)
Total	$190,928	$(1,299)	$813,607	$(17,679)	$1,004,535	$(18,978)

Long-term debt securities:
U.S. agency securities	$11,501	$(20)	$58,814	$(3,762)	$70,315	$(3,782)
Corporate bonds	33,862	(262)	201,791	(8,909)	235,653	(9,171)
Municipal securities	467	(33)	8,784	(631)	9,251	(664)
U.S. government securities	54,405	(590)	201,288	(12,620)	255,693	(13,210)
Foreign government securities	—	—	942	(58)	942	(58)
Total	$100,235	$(905)	$471,619	$(25,980)	$571,854	$(26,885)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,137,190	$1,121,830
Due in one to five years	306,824	297,230
Total	$1,444,014	$1,419,060

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2023	December 31, 2022
Cash	$2,010,707	$1,748,983
Customer funds in transit (i)	59,517	—
Cash equivalents:
Money market funds	578,778	851,296
Reverse repurchase agreement (ii)	703,654	580,045
Total customer funds	$3,352,656	$3,180,324

(i) The customer funds in transit were received subsequent to June 30, 2023.

(ii) The Company has accounted for the reverse repurchase agreement with a third-party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classified the amounts due from the counterparty as cash equivalents due to their short-term nature.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investments at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of June 30, 2023 or December 31, 2022.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,236,763	$—	$—	$1,230,924	$—	$—
U.S. agency securities	—	—	—	—	7,923	—
Commercial paper	—	50,815	—	—	25,080	—
Restricted cash:
Money market funds	209,373	—	—	—	—	—
Customer funds:
Money market funds	578,778	—	—	851,296	—	—
Reverse repurchase agreement	703,654	—	—	580,045	—	—
Short-term debt securities:
U.S. government securities	505,166	—	—	571,637	—	—
Corporate bonds	—	305,541	—	—	360,637	—
U.S. agency securities	—	123,375	—	—	94,441	—
Certificates of deposit	—	157,500	—	—	6,400	—
Commercial paper	—	16,586	—	—	31,503	—
Municipal securities	—	5,541	—	—	9,693	—
Foreign government securities	—	8,121	—	—	7,540	—
Long-term debt securities:
U.S. government securities	187,624	—	—	255,692	—	—
Corporate bonds	—	70,683	—	—	236,726	—
U.S. agency securities	—	28,541	—	—	70,315	—
Municipal securities	—	10,382	—	—	9,754	—
Foreign government securities	—	—	—	—	942	—
Other:
Investment in marketable equity securities	10,047	—	—	11,092	—	—
Safeguarding asset related to bitcoin held for other parties	—	763,516	—	—	428,243	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(763,516)	—	—	(428,243)	—
Total assets (liabilities) measured at fair value	$3,431,405	$777,085	$—	$3,500,686	$860,954	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$988,863	$816,197	$988,171	$782,857
2026 Senior Notes	991,799	903,835	990,414	885,876
2027 Convertible Notes	569,194	436,572	568,535	433,082
2026 Convertible Notes	570,157	473,162	569,315	464,066
2025 Convertible Notes	994,903	934,740	993,394	943,188
2023 Convertible Notes	—	—	460,356	480,925
Total	$4,114,916	$3,564,506	$4,570,185	$3,989,994

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$499,250	$483,568	$474,036	$491,807
Loans held for investment	224,306	235,242	123,959	126,122
Total	$723,556	$718,810	$597,995	$617,929

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2023 and June 30, 2022, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2023, the amortized cost of Pass rated consumer receivables was $1.7 billion and the amount of Classified consumer receivables was less than $0.1 billion.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	June 30, 2023	December 31, 2022
Non-delinquent loans	$1,463,804	$1,643,874
1 - 60 days past due	221,029	295,830
61 - 90 days past due	22,489	20,612
90+ days past due	74,030	62,134
Total amortized cost	$1,781,352	$2,022,450

The amount listed as 1 - 60 days past due in the above table includes $155.6 million and $224.9 million of cash in transit as of June 30, 2023 and December 31, 2022, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements. This cash in transit as of June 30, 2023 and December 31, 2022 represents 8.7% and 11.1%, respectively, of the total amortized cost of consumer receivables.

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

Consumer receivables are charged off when they are over 180 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three and six months ended June 30, 2023 and June 30, 2022 were immaterial.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

	Three Months Ended June 30,
	2023	2022
Allowance for credit losses, beginning of the period	$141,535	$109,824
Provision for credit losses	69,053	59,493
Charge-offs and other adjustments	(57,338)	(34,616)
Foreign exchange effect	522	(13,122)
Allowance for credit losses, end of the period	$153,772	$121,579

	Six Months Ended June 30, 2023	From Acquisition on January 31, 2022 to June 30, 2022
Allowance for credit losses, beginning of the period (i)	$151,290	$115,552
Provision for credit losses	112,184	97,570
Charge-offs and other adjustments	(109,761)	(88,397)
Foreign exchange effect	59	(3,146)
Allowance for credit losses, end of the period	$153,772	$121,579

(i) Consumer receivables acquired from Afterpay that reflected a more-than-insignificant deterioration of credit from origination were considered purchased credit deteriorated ("PCD") receivables. For PCD consumer receivables, the initial estimate of expected credit losses was recognized in the allowance for credit losses on the date of acquisition using the same methodology as other consumer receivables.

NOTE 7 - LOANS HELD FOR INVESTMENT AND SALE

Loans Held for Investment

In April 2021, the Company began originating loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services ("SFS"). The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of June 30, 2023 and December 31, 2022, the Company held $224.3 million and $124.0 million, respectively, as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheets. Refer to Note 10, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses and amount of charge offs recorded as of June 30, 2023 and December 31, 2022 were all immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of June 30, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2023, the amortized cost of Pass rated loans was $234.6 million and the amount of Classified loans was immaterial.

Loans Held for Sale

The Company classifies loans as held for sale when there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale primarily include Square Loans and Cash App Borrow products. Square Loans are loans facilitated by SFS to qualified Square sellers, while Cash App Borrow is a credit product for consumers that allows customers to access short-term loans for a small fee. Loans held for sale are recorded at the lower of amortized cost or fair value.

As of June 30, 2023 and December 31, 2022 the Company had $499.3 million and $474.0 million, respectively, of loans held for sale, as disclosed in the Company's condensed consolidated balance sheets.

The Company aggregates loans held for sale by the intended customer of the loan product. Commercial loans held for sale include Square Loans, Consumer loans held for sale include loans initiated through Cash App Borrow, and Other loans held for sale include loans outside of consumer and commercial loans.

The following table presents the Company’s loans held for sale aggregated by category as of June 30, 2023 (in thousands):

	June 30, 2023	December 31, 2022
Commercial	$319,203	$327,449
Consumer	158,574	120,870
Other	21,473	25,717
Total	$499,250	$474,036

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

(ii) Refer to Note 13, Indebtedness for further details.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The following tables present the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at June 30, 2023
	Weighted Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology assets	5 years	$385,010	$(164,446)	$220,564
Customer assets	15 years	1,462,035	(158,695)	1,303,340
Trade names	9 years	426,489	(79,425)	347,064
Other	9 years	13,299	(6,029)	7,270
Total		$2,286,833	$(408,595)	$1,878,238

	Balance at December 31, 2022
	Weighted Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology assets	5 years	$398,665	$(133,116)	$265,549
Customer assets	15 years	1,474,163	(110,316)	1,363,847
Trade names	9 years	434,766	(58,352)	376,414
Other	9 years	13,701	(5,477)	8,224
Total		$2,321,295	$(307,261)	$2,014,034

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Acquired intangible assets, net, beginning of the period	$1,949,086	$2,275,199	$2,014,034	$257,049
Acquisitions	—	3,490	—	2,028,490
Amortization expense	(55,257)	(57,288)	(110,852)	(99,421)
Foreign currency translation and other adjustments	(15,591)	(73,323)	(24,944)	(38,040)
Acquired intangible assets, net, end of the period	$1,878,238	$2,148,078	$1,878,238	$2,148,078

The estimated future amortization expense of intangible assets in future periods as of June 30, 2023 was as follows (in thousands):

Remainder of 2023	$108,989
2024	214,611
2025	207,784
2026	193,717
2027	146,962
Thereafter	1,006,175
Total	$1,878,238

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	June 30, 2023	December 31, 2022
Inventory, net	$97,949	$97,703
Restricted cash (i)	536,733	639,780
Processing costs receivable	356,741	298,568
Prepaid expenses	140,205	141,262
Accounts receivable, net	125,509	140,508
Loans held for investment, net of allowance for loan losses (ii)	224,306	123,959
Other	193,639	185,485
Total	$1,675,082	$1,627,265

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Refer to Note 7, Loans Held for Investment and Sale for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses	$393,897	$382,571
Accounts payable	89,551	95,846
Customer deposits	170,475	141,893
Accrued transaction losses (i)	62,758	64,539
Accrued royalties	79,573	63,684
Operating lease liabilities, current	57,579	66,854
Other	231,751	258,129
Total	$1,085,584	$1,073,516

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accrued transaction losses, beginning of the period	$62,085	$53,659	$64,539	$55,167
Provision for transaction losses	24,260	28,298	49,202	49,019
Charge-offs to accrued transaction losses	(23,587)	(20,122)	(50,983)	(42,351)
Accrued transaction losses, end of the period	$62,758	$61,835	$62,758	$61,835

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. The Company recorded $120.4 million and $226.2 million for the three and six months ended June 30, 2023, respectively, for such losses. The Company recorded $124.3 million and $211.7 million for the three and six months ended June 30, 2022, respectively, for such losses.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2023	December 31, 2022
Property and equipment, net	$327,869	$329,302
Investment in non-marketable equity securities (i)	205,217	208,880
Investment in bitcoin, net (ii)	102,479	102,303
Restricted cash	73,196	71,600
Other	123,706	101,454
Total	$832,467	$813,539

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations. Unrealized gains and losses were immaterial as of June 30, 2023.

(ii) As of June 30, 2023, the Company has purchased a cumulative $220.0 million in bitcoin for investment purposes. Investment in bitcoin is accounted for as an indefinite-lived intangible asset, and does not include any bitcoin held for other parties, which is further described in Note 12, Bitcoin Held for Other Parties. Investment in bitcoin is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. The Company recorded no impairment losses in the three and six months ended June 30, 2023. As of June 30, 2023, the cumulative impairment charges to date were $117.7 million and the fair value of the investment in bitcoin was $244.6 million based on observable market prices, which was $142.1 million in excess of the Company's carrying value of $102.5 million after impairment charges.

NOTE 12 - BITCOIN HELD FOR OTHER PARTIES

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of June 30, 2023, an immaterial amount of the bitcoin was held by third-party custodians on the Company's behalf.

The Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date in accordance with Staff Accounting Bulletin No. 121 ( "SAB 121"). The Company was not aware of any actual or possible safeguarding loss events as of June 30, 2023 or December 31, 2022, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	June 30, 2023	December 31, 2022
Approximate number of bitcoin held for customers	25,058	25,850
Approximate number of bitcoin held for trading partners	—	62
Total approximate number of bitcoin held for other parties	25,058	25,912

Safeguarding obligation liability related to bitcoin held for customers	$763,516	$427,221
Safeguarding obligation liability related to bitcoin held for trading partners	—	1,022
Safeguarding obligation liability related to bitcoin held for other parties	$763,516	$428,243
Safeguarding asset related to bitcoin held for other parties	$763,516	$428,243

NOTE 13 - INDEBTEDNESS

A) Notes

The 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The net carrying amount of the Notes as of June 30, 2023 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(11,137)	$988,863
2026 Senior Notes	1,000,000	(8,201)	991,799
2027 Convertible Notes	575,000	(5,806)	569,194
2026 Convertible Notes	575,000	(4,843)	570,157
2025 Convertible Notes	1,000,000	(5,097)	994,903
Total	$4,150,000	$(35,084)	$4,114,916

The net carrying amount of the Notes as of December 31, 2022 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(11,829)	$988,171
2026 Senior Notes	1,000,000	(9,586)	990,414
2027 Convertible Notes	575,000	(6,465)	568,535
2026 Convertible Notes	575,000	(5,685)	569,315
2025 Convertible Notes	1,000,000	(6,606)	993,394
2023 Convertible Notes (i)	460,630	(274)	460,356
Total	$4,610,630	$(40,445)	$4,570,185

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$16,437	$16,700	$32,932	$33,166
Amortization of debt issuance costs	2,651	2,738	5,360	5,442
Total	$19,088	$19,438	$38,292	$38,608

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued an aggregate principal amount of $1.2 billion of convertible senior notes comprised of $575.0 million of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bear a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year.

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the six months ended June 30, 2023. As of June 30, 2023, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The circumstances to allow the holders to convert their 2025 Convertible Notes were not met during the six months ended June 30, 2023. As of June 30, 2023, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of June 30, 2023, the if-converted value of the 2025 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). As of the maturity date on May 15, 2023, certain holders of the 2023 Convertible Notes had converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes, none of which was converted in the six months ended June 30, 2023. The Company settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock and paid a total of $461.8 million in cash to settle the remaining unconverted principal balance, and interest, as of May 15, 2023.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges") with certain financial institution counterparties ("2023 Note Hedge Counterparties") whereby the Company had the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 Convertible Note Hedges was $172.6 million. In addition, the Company sold warrants ("2023 Warrants") to the 2023 Note Hedge Counterparties whereby the 2023 Note Hedge Counterparties has the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 Warrants. Taken together, the purchase of the 2023 Convertible Note Hedges and sale of the 2023 Warrants were intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 Convertible Note Hedges and 2023 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2023 Convertible Note Hedges and 2023 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The 2023 Convertible Note Hedges were settled and no longer outstanding as of June 30, 2023. The Company had received 3.0 million shares of the Company's Class A common stock from the 2023 Note Hedge Counterparties, of which none were received in the six months ended June 30, 2023.

B) Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million. On June 9, 2023, the Company entered into a seventh amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to June 9, 2028 and provide for additional unsecured revolving loan commitments in an aggregate principal amount of up to $175.0 million. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion available under the 2020 Credit Facility, depending on the Company's total net leverage ratio. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of June 30, 2023, $775.0 million remained available for draw. The Company incurred immaterial unused commitment fees during the three and six months ended June 30, 2023 and June 30, 2022, respectively. As of June 30, 2023, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

Loans under the 2020 Credit Facility bear interest at the Company's option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio. The Credit Agreement also contains customary affirmative and negative covenants typical for a financing of this type that, among other things, restricts the Company and certain of its subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions, enter into restrictive agreements, enter into agreements with affiliates, and make certain investments and acquisitions.

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

These Warehouse Facilities have maturity dates ranging from December 2023 to December 2024. As of June 30, 2023, the aggregate commitment amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $0.8 billion was drawn and $0.9 billion remained available. All facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of June 30, 2023. None of the Warehouse Facilities contain corporate financial covenants.

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

The table below summarizes the amounts drawn on these facilities by year of maturity (in thousands):

June 30, 2023
2023	$339,727
2024	480,443
Total funding debt, net of deferred debt issuance costs	$820,170

NOTE 14 - INCOME TAXES
The Company recorded an income tax benefit of $3.7 million and $5.8 million for the three and six months ended June 30, 2023, respectively, compared to an income tax expense of $1.3 million and income tax benefit of $0.4 million for the three and six months ended June 30, 2022, respectively. The difference between income before income tax at the U.S. federal statutory rate and the income tax benefit recorded for the three and six months ended June 30, 2023 is primarily due to a change in the valuation allowance in certain foreign jurisdictions, offset by the current year loss of an entity with deferred tax liabilities available to recognize those losses in future periods.

The difference between the income tax benefit for the three and six months ended June 30, 2023, and the income tax expense for the three months ended June 30, 2022, and the income tax benefit for the six months ended June 30, 2022 primarily relates to the inclusion of an entity in the annual effective income tax rate that has a current year loss with deferred tax liabilities available to recognize those losses in future periods, a change in the valuation allowance in certain jurisdictions, and a change in the mix of income by jurisdiction.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and six months ended June 30, 2023 and June 30, 2022 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of June 30, 2023, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Warrants

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The 2023 Warrants expire evenly over a 60 trading day period starting on August 15, 2023. None of the warrants were exercised as of June 30, 2023.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of June 30, 2023.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of June 30, 2023.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of June 30, 2023.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2023 Convertible Notes, the Company issued an aggregate 5.2 million shares of Class A common stock as of the maturity date on May 15, 2023, of which no shares were issued in the three and six months ended June 30, 2023. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of June 30, 2023. No shares were received in the three and six months ended June 30, 2023.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan ("2009 Plan") and the 2015 Equity Incentive Plan ("2015 Plan"). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan. As of June 30, 2023, the total number of shares subject to stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs") outstanding under the 2009 Plan was 2,651,384 shares.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), RSAs, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30,000,000 shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40,000,000 shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the plan. The administrator consists of the board of directors who then delegates the responsibilities to the compensation committee. As of June 30, 2023, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2015 Plan was 46,483,117, and 125,416,973 shares were available for future issuance.

A summary of stock option activity for the six months ended June 30, 2023 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	6,739	$40.37	4.02	$224,484
Granted	682	65.16
Exercised	(1,163)	10.48
Forfeited	(106)	108.34
Expired	(24)	80.33
Outstanding, end of the period	6,128	$47.47	4.41	$181,393

Exercisable, end of the period	4,853	$36.27	3.25	$176,912

Restricted Stock Activity
Activity related to RSAs and RSUs during the six months ended June 30, 2023 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	28,300	$97.89
Granted	22,827	62.75
Vested	(6,567)	90.48
Forfeited	(1,554)	103.61
Unvested, end of the period	43,006	$80.16
Share-Based Compensation
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$142	$139	$284	$248
Product development	223,411	179,137	421,268	324,212
Sales and marketing	32,790	25,133	62,155	46,389
General and administrative	62,905	52,229	115,132	161,212
Total	$319,248	$256,638	$598,839	$532,061

The Company recorded $11.4 million and $32.5 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2023, respectively, compared to $12.9 million and $25.9 million during the three and six months ended June 30, 2022, respectively, which are included in the table above. The total share-based compensation expense for the six months ended June 30, 2022 also includes $66.3 million related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay, which is included in the table above.

The Company capitalized $7.2 million and $13.1 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2023, respectively, compared to $3.6 million and $7.6 million during the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, there was $3.4 billion of total unrecognized compensation cost related to outstanding stock options, RSUs, and RSAs that are expected to be recognized over a weighted-average period of 2.9 years.

NOTE 16 - NET LOSS PER SHARE
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(125,842)	$(209,277)	$(145,168)	$(416,640)
Less: Net loss attributable to noncontrolling interests	(3,336)	(1,263)	(5,824)	(4,427)
Net loss attributable to common stockholders	$(122,506)	$(208,014)	$(139,344)	$(412,213)
Denominator:
Basic shares:
Weighted-average shares used to compute basic net loss per share	606,692	581,350	604,476	561,501
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	606,692	581,350	604,476	561,501
Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.36)	$(0.23)	$(0.73)
Diluted	$(0.20)	$(0.36)	$(0.23)	$(0.73)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options, restricted stock, and employee stock purchase plan	47,477	32,925	42,180	28,184
Convertible notes	15,034	18,025	16,522	18,032
Common stock warrants	23,188	41,479	23,188	41,917
Total anti-dilutive securities	85,699	92,429	81,890	88,133

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of June 30, 2023, the Company had recorded right-of-use assets of $10.6 million and associated lease liabilities of $17.1 million related to this lease arrangement.

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

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. The Company is cooperating with the CFPB and the state Attorneys General in connection with these CIDs. The Company has accrued a liability for an estimated amount in connection with these CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of June 30, 2023. Given the status of these matters, it is not possible to reliably determine the range of potential liability in excess of the accrued amounts that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

In addition, the Company is subject to various legal matters, investigations, subpoenas, inquiries or audits, claims, lawsuits and disputes, including with regulatory bodies and governmental agencies. For example, the Company received inquiries from the Securities and Exchange Commission and Department of Justice shortly after the publication of a short seller report in March 2023. The Company believes the inquiries primarily relate to the allegations raised in the short seller report. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to any of these matters. Although we may be subject to an adverse decision or settlement, the Company does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of any of these matters, and their resolution could be material to the Company's operating results.

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

As of June 30, 2023, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2023	$119,363
2024	300,554
2025	316,425
2026	263,300
2027	315,100
Total	$1,314,742

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

NOTE 19 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Accordingly, the Company has two reportable segments, Square and Cash App. The financial results of the Company's BNPL platform have been allocated equally to the Cash App and Square segments as management has concluded that the BNPL platform will contribute equally to both the Cash App and Square platforms. Further, Afterpay does not have a segment manager who reports to the CODM. Rather, the operations of Afterpay are managed by the segment managers of Cash App and Square, who are responsible for allocating resources and evaluating the performance of Afterpay. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL, TBD, and Spiral, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card, which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM.

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included. The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$133,741	$1,503,913	$—	$1,637,654	$268,404	$2,791,955	$—	$3,060,359
Subscription and services-based revenue	1,030,822	380,596	50,079	1,461,497	2,004,713	722,337	100,671	2,827,721
Hardware revenue	—	44,922	—	44,922	—	82,373	—	82,373
Bitcoin revenue	2,390,884	—	—	2,390,884	4,554,635	—	—	4,554,635
Segment revenue	$3,555,447	$1,929,431	$50,079	$5,534,957	$6,827,752	$3,596,665	$100,671	$10,525,088
Segment gross profit (ii)	$968,045	$888,273	$9,783	$1,866,101	$1,899,285	$1,658,554	$22,846	$3,580,685

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$116,068	$1,359,639	$—	$1,475,707	$225,309	$2,483,367	$—	$2,708,676
Subscription and services-based revenue	720,180	317,835	56,841	1,094,856	1,342,489	600,485	111,439	2,054,413
Hardware revenue	—	48,051	—	48,051	—	85,377	—	85,377
Bitcoin revenue	1,785,885	—	—	1,785,885	3,516,678	—	—	3,516,678
Segment revenue	$2,622,133	$1,725,525	$56,841	$4,404,499	$5,084,476	$3,169,229	$111,439	$8,365,144
Segment gross profit (ii)	$704,893	$755,439	$9,316	$1,469,648	$1,328,552	$1,416,660	$19,396	$2,764,608

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations between Cash App and Square.

(ii) Segment gross profit for Cash App for the three and six months ended June 30, 2023 included $8.4 million and $16.9 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Cash App for the three and six months ended June 30, 2022 included $8.2 million and $15.3 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and six months ended June 30, 2023 included $8.5 million and $17.1 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and six months ended June 30, 2022 included $8.2 million and $15.2 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was immaterial for the three and six months ended June 30, 2023 and June 30, 2022.

The following table provides a reconciliation of total segment gross profit to the Company’s loss before applicable income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment gross profit	$1,866,101	$1,469,648	$3,580,685	$2,764,608
Less: Product development	694,672	524,827	1,321,609	983,051
Less: Sales and marketing	537,607	530,827	1,033,618	1,032,389
Less: General and administrative	549,293	395,720	982,118	839,869
Less: Transaction, loan, and consumer receivable losses	179,771	156,697	307,667	247,847
Less: Bitcoin impairment losses	—	35,961	—	35,961
Less: Amortization of customer and other intangible assets	36,865	39,389	73,952	66,053
Less: Interest expense (income), net	(3,944)	12,966	(7,105)	28,714
Less: Other expense (income), net	1,379	(18,766)	19,750	(52,238)
Loss before applicable income taxes	$(129,542)	$(207,973)	$(150,924)	$(417,038)

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$5,171,558	$4,147,502	$9,836,193	$7,812,685
International	363,399	256,997	688,895	552,459
Total	$5,534,957	$4,404,499	$10,525,088	$8,365,144

No individual country from the international markets contributed more than 10% of total revenue for the three and six months ended June 30, 2023 and June 30, 2022.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	June 30, 2023	December 31, 2022
United States	$7,856,000	$8,023,535
Australia	4,666,894	4,801,434
Other international	1,910,106	1,858,300
Total	$14,433,000	$14,683,269

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow data:
Cash paid for interest	$63,251	$37,948
Cash paid for income taxes	50,301	7,347
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	1,901	37,572
Purchases of property and equipment in accounts payable and accrued expenses	4,452	8,680
Deferred purchase consideration related to business combinations	—	14,377
Fair value of common stock issued related to business combinations	—	(13,827,929)
Fair value of common stock issued to settle the conversion of convertible notes	—	(2,551)
Fair value of common stock shares received to settle convertible note hedges	—	133,142
Fair value of common stock issued in connection with the exercise of common stock warrants	—	(220,768)
Bitcoin lent to third-party borrowers	—	5,934

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

Overview

Block launched the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, an important capability that was previously inaccessible to many businesses. We have expanded to provide sellers additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial products and services to help individuals manage their money. In January 2022, we completed the acquisition of Afterpay, a buy now, pay later ("BNPL") platform that facilitates commerce between retail merchants and consumers by allowing retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. We allocate the financial results from our BNPL platform equally to the Cash App and Square segments. In addition, we also operate TIDAL, a global platform for musicians and fans, and TBD, an open developer platform, to contribute to our purpose of economic empowerment.

We delivered strong growth across our ecosystems in the second quarter of 2023. Gross profit was $1.9 billion, up 27% year over year, driven primarily by our Cash App and Square ecosystems.

Cash App generated gross profit of $968.0 million in the second quarter of 2023, up 37% year over year. Performance was driven by growth in transacting actives and adoption of our broader ecosystem, including financial services products.

Square generated gross profit of $888.3 million in the second quarter of 2023, up 18% year over year as we continued to make progress growing upmarket with larger sellers, expanding globally, and optimizing our go-to-market strategies.

We continued to exercise expense discipline and are focused on driving long-term growth. In the second quarter of 2023, operating loss was $132.1 million and Adjusted Operating Income was $25.5 million. For the same period, net loss attributable to common stockholders was $122.5 million and Adjusted EBITDA was $384.4 million, an increase of 105% year over year. Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

We ended the second quarter of 2023 with $7.5 billion in available liquidity, including $6.8 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, and $775.0 million available to be withdrawn from our revolving credit facility. This represents a increase of $39.0 million from the end of 2022, including a $461.8 million cash payment for the settlement of the outstanding 2023 Convertible Notes that matured in May 2023.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, operating income (loss), net income (loss), and other results under GAAP, the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business and to facilitate comparisons of our performance to that of other payment solution providers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross Payment Volume ("GPV") (in millions)	$59,012	$52,499	$110,129	$96,003
Adjusted Operating Income (Loss) (in thousands)	$25,499	$(103,457)	$76,473	$(145,711)
Adjusted EBITDA (in thousands)	$384,402	$187,342	$752,769	$382,703
Adjusted Net Income Per Share:
Basic	$0.41	$0.19	$0.82	$0.38
Diluted	$0.39	$0.18	$0.80	$0.36

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

•We believe that excluding the expense related to amortization of debt discount and issuance costs from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS we add back cash interest expense on convertible notes, as if converted at the beginning of the period, if the impact is dilutive.

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; and bitcoin impairment losses on our investment in bitcoin, as applicable.

•To aid in comparability of our results across periods, we also exclude certain acquisition related and integration costs associated with business combinations and various other costs that are not normal operating expenses. Acquisition related costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Other costs that are not reflective of our core business operating expenses may include contingent losses, impairment charges, and certain litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating loss	$(132,107)	$(213,773)	$(138,279)	$(440,562)
Amortization of acquired technology assets	18,392	17,899	36,900	33,368
Acquisition-related, integration and other costs	102,349	17,067	103,900	93,132
Bitcoin impairment losses	—	35,961	—	35,961
Amortization of customer and other acquired intangible assets	36,865	39,389	73,952	66,053
Acquisition-related share-based acceleration costs	—	—	—	66,337
Adjusted Operating Income (Loss)	$25,499	$(103,457)	$76,473	$(145,711)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(122,506)	$(208,014)	$(139,344)	$(412,213)
Net loss attributable to noncontrolling interests	(3,336)	(1,263)	(5,824)	(4,427)
Net loss	(125,842)	(209,277)	(145,168)	(416,640)
Share-based compensation expense	319,248	256,638	598,839	532,061
Depreciation and amortization	94,545	90,839	187,718	160,895
Acquisition-related, integration and other costs	102,349	17,067	103,900	93,132
Interest expense (income), net	(3,944)	12,966	(7,105)	28,714
Other expense (income), net	1,379	(18,766)	19,750	(52,238)
Bitcoin impairment losses	—	35,961	—	35,961
Provision (benefit) for income taxes	(3,700)	1,304	(5,756)	(398)
Loss on disposal of property and equipment	343	548	534	1,082
Acquired deferred revenue and cost adjustment	24	62	57	134
Adjusted EBITDA	$384,402	$187,342	$752,769	$382,703

The following table presents a reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(122,506)	$(208,014)	$(139,344)	$(412,213)
Net loss attributable to noncontrolling interests	(3,336)	(1,263)	(5,824)	(4,427)
Net loss	(125,842)	(209,277)	(145,168)	(416,640)
Share-based compensation expense	319,248	256,638	598,839	532,061
Acquisition-related, integration and other costs	102,349	17,067	103,900	93,132
Amortization of intangible assets	55,257	57,288	110,852	99,421
Amortization of debt discount and issuance costs	2,885	3,826	5,834	7,456
Loss (gain) on revaluation of equity investments	1,370	5,115	16,255	(44,626)
Bitcoin impairment losses	—	35,961	—	35,961
Loss on disposal of property and equipment	343	548	534	1,082
Acquired deferred revenue and cost adjustment	24	62	57	134
Tax effect of non-GAAP net income adjustments	(109,647)	(57,734)	(194,254)	(96,060)
Adjusted Net Income - basic	$245,987	$109,494	$496,849	$211,921
Cash interest expense on convertible notes	958	1,247	2,194	2,488
Adjusted Net Income - diluted	$246,945	$110,741	$499,043	$214,409
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	606,692	581,350	604,476	561,501
Diluted	626,669	619,272	627,153	602,002
Adjusted Net Income Per Share:
Basic	$0.41	$0.19	$0.82	$0.38
Diluted	$0.39	$0.18	$0.80	$0.36

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision (benefit) for income taxes, as reported	$(3,700)	$1,304	$(5,756)	$(398)
Tax effect of non-GAAP net income adjustments	109,647	57,734	194,254	96,060
Adjusted provision for income taxes, non-GAAP	$105,947	$59,038	$188,498	$95,662
Non-GAAP effective tax rate	30%	35%	27%	31%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Transaction-based revenue	$1,637,654	$1,475,707	$161,947	11%	$3,060,359	$2,708,676	$351,683	13%
Subscription and services-based revenue	1,461,497	1,094,856	366,641	33%	2,827,721	2,054,413	773,308	38%
Hardware revenue	44,922	48,051	(3,129)	NM (i)	82,373	85,377	(3,004)	NM (i)
Bitcoin revenue	2,390,884	1,785,885	604,999	34%	4,554,635	3,516,678	1,037,957	30%
Total net revenue	$5,534,957	$4,404,499	$1,130,458	26%	$10,525,088	$8,365,144	$2,159,944	26%
(i) Not meaningful ("NM")
Total net revenue for the three and six months ended June 30, 2023 increased by $1.1 billion, or 26%, and $2.2 billion, or 26%, compared to the three and six months ended June 30, 2022, respectively. Bitcoin revenue increased by $605.0 million and $1.0 billion for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. Excluding bitcoin revenue, total net revenue increased by $525.5 million, or 20%, and $1.1 billion, or 23%, in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively.
Transaction-based revenue for the three and six months ended June 30, 2023 increased by $161.9 million, or 11%, and $351.7 million, or 13% compared to the three and six months ended June 30, 2022, respectively, while Gross Payment Volume ("GPV" as defined above in Key Operating Metrics and Non-GAAP Financial Measures) grew by 12% and 15% in the same periods. The increase in transaction-based revenue was driven by:
•growth in Square GPV from both card-present and card-not-present volumes as a result of growth from in-person and online channels; and
•growth in Cash App Business GPV, primarily driven by peer-to-peer transactions received by business accounts and peer-to-peer payments sent from a credit card.

Subscription and services-based revenue for the three and six months ended June 30, 2023 increased by $366.6 million, or 33%, and $773.3 million, or 38% compared to the three and six months ended June 30, 2022, respectively. This increase was driven by:

•an increase in Cash App subscription and services-based revenue primarily due to growth in Cash App's financial service-related products, including Cash App Card usage, Cash App Instant Deposit volumes, as well as interest earned on customer funds; and

•revenue generated from the BNPL platform following the acquisition of Afterpay in the first quarter of 2022, which contributed $235.4 million and $459.2 million during the three and six months ended June 30, 2023, respectively. Revenue generated for the three months ended June 30, 2022 was $208.1 million and $337.9 million from the date of acquisition through June 30, 2022.

Bitcoin revenue for the three and six months ended June 30, 2023 increased by $605.0 million, or 34% and $1.0 billion, or 30%, compared to the three and six months ended June 30, 2022, respectively. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This increase in the three and six months ended June 30, 2023 was driven by an increase in the quantity of bitcoin sold to customers, partially offset by a decrease in the average market price of bitcoin compared to the three and six months ended June 30, 2022, respectively. While bitcoin revenue contributed 43% of total net revenue in the three and six months ended June 30, 2023, gross profit generated from bitcoin transactions was only 2% and 3% of total gross profit in the three and six months ended June 30, 2023, respectively, compared to 3% of total gross profit in the three and six months ended June 30, 2022.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Transaction-based costs	$950,523	$875,762	$74,761	9%	$1,771,310	$1,591,998	$179,312	11%
Subscription and services-based costs	279,223	213,271	65,952	31%	543,315	396,128	147,187	37%
Hardware costs	74,085	83,494	(9,409)	NM (i)	132,870	147,158	(14,288)	NM (i)
Bitcoin costs	2,346,633	1,744,425	602,208	35%	4,460,008	3,431,884	1,028,124	30%
Amortization of acquired technology assets	18,392	17,899	493	3%	36,900	33,368	3,532	11%
Total cost of revenue	$3,668,856	$2,934,851	$734,005	25%	$6,944,403	$5,600,536	$1,343,867	24%

(i) Not meaningful ("NM")

Total cost of revenue for the three and six months ended June 30, 2023 increased by $734.0 million, or 25%, and $1.3 billion, or 24%, compared to the three and six months ended June 30, 2022, respectively. Bitcoin costs of revenue increased by $602.2 million and $1.0 billion in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $131.8 million, or 11%, and $315.7 million, or 15%, in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.

Transaction-based costs for the three and six months ended June 30, 2023 increased by $74.8 million, or 9%, and $179.3 million, or 11%, compared to the three and six months ended June 30, 2022, respectively, while GPV grew by 12% and 15% in the same periods. Transaction-based costs during the three and six months ended June 30, 2023 saw more favorable interchange economics, which offset a higher percentage of card-present and credit card transactions, which are less favorable to our economics on a per transaction basis.

Subscription and services-based costs for the three and six months ended June 30, 2023 increased by $66.0 million, or 31%, and $147.2 million, or 37%, compared to the three and six months ended June 30, 2022, respectively. The increase in the three and six months ended June 30, 2023 was driven by:

•growth in Cash App's financial service-related products, including Cash App Card, Cash App Instant Deposit volumes, and related processing costs and fees; and

•BNPL costs of revenue following the acquisition of Afterpay in the first quarter of 2022. The costs of revenues associated with the BNPL platform were $67.0 million and $133.2 million for the three and six months ended June 30, 2023, respectively. The costs of revenues associated with the BNPL platform were $58.5 million for the three months ended June 30, 2022 and $96.0 million from the date of acquisition through June 30, 2022.

Bitcoin costs for the three and six months ended June 30, 2023 increased by $602.2 million, or 35%, and $1.0 billion, or 30%, compared to the three and six months ended June 30, 2022, respectively. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product development	$694,672	$524,827	$169,845	32%	$1,321,609	$983,051	$338,558	34%
% of total net revenue	13%	12%			13%	12%
% of total gross profit	37%	36%			37%	36%
Sales and marketing	$537,607	$530,827	$6,780	NM (i)	$1,033,618	$1,032,389	$1,229	NM (i)
% of total net revenue	10%	12%			10%	12%
% of total gross profit	29%	36%			29%	37%
General and administrative	$549,293	$395,720	$153,573	39%	$982,118	$839,869	$142,249	17%
% of total net revenue	10%	9%			9%	10%
% of total gross profit	29%	27%			27%	30%
Transaction, loan, and consumer receivable losses	$179,771	$156,697	$23,074	15%	$307,667	$247,847	$59,820	24%
% of total net revenue	3%	4%			3%	3%
% of total gross profit	10%	11%			9%	9%
Bitcoin impairment losses	$—	$35,961	$(35,961)	(100)%	$—	$35,961	$(35,961)	(100)%
% of total net revenue	—%	1%			—%	—%
% of total gross profit	—%	2%			—%	1%
Amortization of customer and other acquired intangible assets	$36,865	$39,389	$(2,524)	(6)%	$73,952	$66,053	$7,899	12%
% of total net revenue	1%	1%			1%	1%
% of total gross profit	2%	3%			2%	2%
Total operating expenses	$1,998,208	$1,683,421	$314,787	19%	$3,718,964	$3,205,170	$513,794	16%

(i) Not meaningful ("NM")

Product development expenses for the three and six months ended June 30, 2023 increased by $169.8 million, or 32%, and $338.6 million, or 34%, compared to the three and six months ended June 30, 2022, respectively, primarily due to the following:

•an increase of $117.7 million and $246.2 million in personnel costs for the three and six months ended June 30, 2023, respectively, related to an increase in headcount among our engineering teams, as we continue to improve and diversify our products. This increase in product development personnel costs also includes an increase in share-based compensation expense of $44.3 million and $97.1 million for the three and six months ended June 30, 2023, respectively; and

•an increase of $23.6 million and $47.0 million in software and cloud computing infrastructure fees, consulting fees, and certain operating costs for Cash App crypto networks for the three and six months ended June 30, 2023, respectively, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and six months ended June 30, 2023 had no significant change, compared to the three and six months ended June 30, 2022, primarily due to offsetting costs, including:

•a decrease of $50.1 million and $115.1 million in advertising costs for the three and six months ended June 30, 2023, respectively, primarily from decreased online and television campaigns as we focused on expense discipline; partially offset by

•an increase of $22.3 million and $50.2 million in sales and marketing personnel costs for the three and six months ended June 30, 2023, respectively, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $7.7 million and $15.8 million for the three and six months ended June 30, 2023, respectively; and

•an increase in Cash App peer-to-peer processing costs, related transaction losses, and card issuance costs of $31.2 million and $81.8 million for the three and six months ended June 30, 2023, respectively. Cash App marketing costs decreased by $12.8 million and $3.0 million for the three and six months ended June 30, 2023, respectively.

General and administrative expenses for the three and six months ended June 30, 2023 increased by $153.6 million, or 39%, and $142.2 million, or 17%, compared to the three and six months ended June 30, 2022, respectively, primarily due to the following:

•an increase of $119.8 million and $149.0 million in general and administrative personnel costs for the three and six months ended June 30, 2023, respectively, mainly as a result of additions to our customer support and compliance personnel as we continue to add resources and skills to support our long-term growth. The increase in general and administrative personnel costs includes an increase in share-based compensation expense of $10.7 million for the three months ended June 30, 2023 and a decrease of $46.1 million for the six months ended June 30, 2023. The decrease in share-based compensation expense for the six months ended June 30, 2023 is due partially to a one-time charge related to the acceleration of various stock compensation arrangements in connection with the Afterpay acquisition compared to the six months ended June 30, 2022; and

•an increase in third-party legal and other professional fees and other administrative expenses.

Transaction, loan, and consumer receivable losses for the three and six months ended June 30, 2023 increased by $23.1 million, or 15%, and $59.8 million, or 24%, compared to the three and six months ended June 30, 2022, respectively, primarily due to the following:

•an increase in loan losses for the three and six months ended June 30, 2023 of $21.3 million and $43.0 million compared to the three and six months ended June 30, 2022, respectively, which was due to increased loan volumes; and

•an increase in transaction losses for the three and six months ended June 30, 2023 of $1.8 million and $16.8 million compared to the three and six months ended June 30, 2022, respectively, which was primarily due to growth in Cash App Card in the three and six months ended June 30, 2023.

Amortization of customer and other acquired intangible assets for three and six months ended June 30, 2023 decreased $2.5 million, or 6%, and increased $7.9 million, or 12%, compared to the three and six months ended June 30, 2022, respectively, primarily as a result of the timing of the acquisition of Afterpay in the first quarter of fiscal year 2022 and the related intangible assets and measurement period adjustments. Refer to Note 9, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense (Income), Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense (income), net	$(3,944)	$12,966	$(16,910)	(130)%	$(7,105)	$28,714	$(35,819)	(125)%
Other expense (income), net	$1,379	$(18,766)	$20,145	107%	$19,750	$(52,238)	$71,988	138%

Interest income, net, of $3.9 million and $7.1 million during the three and six months ended June 30, 2023, respectively, was primarily due to an increase in interest income received as a result of higher interest rates on our investments, which more than offset interest expense in the periods. Interest expense, net of $13.0 million and $28.7 million for the three and six months ended June 30, 2022, respectively, was primarily due to our 2026 Senior Notes and 2031 Senior Notes, partially offset by interest income received on our investments.

Other expense, net, of $1.4 million and $19.8 million during the three and six months ended June 30, 2023, respectively, was primarily due to unrealized losses on certain marketable and non-marketable investments. Other income, net, of $18.8 million and $52.2 million for the three and six months ended June 30, 2022, respectively, was primarily due to recording an unrealized gain of $59.8 million during the first quarter of 2022, arising from the revaluation of a non-marketable investment. Other expense (income), net also includes foreign exchange losses and amortization of investments in marketable debt securities.

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

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue	$1,929,431	$1,725,525	$203,906	12%	$3,596,665	$3,169,229	$427,436	13%
Cost of revenue	1,041,158	970,086	71,072	7%	1,938,111	1,752,569	185,542	11%
Gross profit	$888,273	$755,439	$132,834	18%	$1,658,554	$1,416,660	$241,894	17%

Revenue

Revenue for the Square segment for the three and six months ended June 30, 2023 increased by $203.9 million, or 12%, and $427.4 million, or 13%, compared to the three and six months ended June 30, 2022, respectively. The increase was primarily due to growth in Square GPV from both card-present volumes and growth in higher-priced card-not-present transactions and revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Square segment for the three and six months ended June 30, 2023 increased by $71.1 million, or 7%, and $185.5 million, or 11%, compared to the three and six months ended June 30, 2022, respectively. Transaction-based costs during the three and six months ended June 30, 2023 were affected by more favorable interchange economics, which offset a higher percentage of card-present and credit card transactions, which are less favorable to our economics on a per transaction basis.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue	$3,555,447	$2,622,133	$933,314	36%	$6,827,752	$5,084,476	$1,743,276	34%
Cost of revenue	2,587,402	1,917,240	670,162	35%	4,928,467	3,755,924	1,172,543	31%
Gross profit	$968,045	$704,893	$263,152	37%	$1,899,285	$1,328,552	$570,733	43%

Revenue

Revenue for the Cash App segment for the three and six months ended June 30, 2023 increased by $933.3 million, or 36%, and $1.7 billion, or 34%, compared to the three and six months ended June 30, 2022, respectively. The increase was due to growth in bitcoin revenue, Cash App's financial service-related products, including Cash App Card and Cash App Instant Deposit volumes, as well as interest earned on customer funds. Bitcoin revenue has and will fluctuate depending on customer demand, as well as changes in the market price of bitcoin. The increase in bitcoin revenue in the three and six months ended June 30, 2023 was driven by an increase in the quantity of bitcoin sold to customers, partially offset by a decrease in the average market price of bitcoin during the three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022. While bitcoin contributed 43% of the total net revenue for the three and six months ended June 30, 2023, gross profit generated from bitcoin was 2% and 3% of the total gross profit in those same periods.

Excluding $2.4 billion and $4.6 billion in bitcoin revenue for the three and six months ended June 30, 2023, respectively, Cash App revenue increased by $328.3 million, or 39%, and $705.3 million, or 45%, in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and six months ended June 30, 2023 increased by $670.2 million, or 35%, and $1.2 billion, or 31%, compared to the three and six months ended June 30, 2022, respectively. The increase was due to the items referenced within the revenue discussion. Excluding $2.3 billion and $4.5 billion in bitcoin cost of revenue in the three and six months ended June 30, 2023, respectively, Cash App cost of revenue increased by approximately $68.0 million, or 39%, and $144.4 million, or 45%, in the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.

Liquidity and Capital Resources

Liquidity Sources

As of June 30, 2023, we had approximately $7.5 billion in available funds, including an undrawn amount of $775.0 million available under our revolving credit facility. Additionally, we had $0.9 billion available under our warehouse funding facilities. Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future. As of June 30, 2023, we were in compliance with all covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$4,745,884	$4,544,202
Short-term restricted cash (i)	536,733	639,780
Long-term restricted cash	73,196	71,600
Customer funds cash and cash equivalents	3,352,656	3,180,324
Cash, cash equivalents, restricted cash, and customer funds	8,708,469	8,435,906
Investments in short-term debt securities	1,121,830	1,081,851
Investments in long-term debt securities	297,230	573,429
Cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities	$10,127,529	$10,091,186

(i) As of June 30, 2023, the Company has invested $209.4 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of June 30, 2023, we had $10.1 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are funds we are holding on behalf of customers that are separate from the Company's corporate funds and are not available for corporate purposes. Investments in marketable debt securities were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds and undrawn amounts under our revolving credit facility, our total liquidity as of June 30, 2023 was $6.8 billion.

As of June 30, 2023, the Company has purchased a cumulative $220.0 million in bitcoin for investment purposes. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite-lived intangible asset, under the accounting policy for such assets, we are required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value or reversal of impairment prohibited if the market price of bitcoin subsequently increases. We recorded no impairment charges in the three and six months ended June 30, 2023. As of June 30, 2023, the cumulative impairment charges to date were $117.7 million and the fair value of our investment in bitcoin was $244.6 million based on observable market prices, which was $142.1 million in excess of the Company's carrying value of $102.5 million after impairment charges.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments.

Senior Notes and Convertible Notes

As of June 30, 2023, we held over $4.2 billion in aggregate principal amount of debt, comprised of $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

On May 15, 2023, we paid $461.8 million in cash to settle the outstanding principal balance and interest on the 2023 Convertible Notes upon maturity.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in June 2028. Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.7 billion on a revolving basis, of which $820.2 million was drawn and $895.3 million remained available as of June 30, 2023. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

Short-term restricted cash of $536.7 million as of June 30, 2023 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $73.2 million as of June 30, 2023 is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

We experience significant day-to-day fluctuations in our cash and cash equivalents due to fluctuations in settlements receivable and customers payable, and hence working capital. These fluctuations are primarily due to:

•Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable balances typically will be higher than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our settlements receivable and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customers payable, excluding amounts attributable to Cash App stored funds, and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Customer funds obligations, which are included in customers payable, may also cause customers payable to trend differently than settlements receivable. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 12, Bitcoin Held for Other Parties within Notes to the Condensed Consolidated Financial Statements, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of June 30, 2023, the safeguarding obligation liability related to bitcoin held for other parties was $763.5 million. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. Staff Accounting Bulletin No. 121 ("SAB 121") also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$407,719	$114,797
Net cash provided by investing activities	578,899	1,340,283
Net cash used in financing activities	(721,010)	(1,240,199)
Effect of foreign exchange rate on cash and cash equivalents	6,955	(35,442)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$272,563	$179,439

Cash Flows from Operating Activities

For the six months ended June 30, 2023, cash provided by operating activities was $407.7 million. Net loss of $145.2 million was adjusted for the add back of net non-cash expenses of $1.0 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; change in deferred taxes; and losses on revaluation of equity investments, all of which contributed positively to operating activities. This was offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $221.7 million, net outflows from loan products of $179.9 million, as well as changes in other assets and liabilities of $290.3 million, primarily due to the timing of period end.

For the six months ended June 30, 2022, cash provided by operating activities was $114.8 million. Net loss of $416.6 million was adjusted for the add back of non-cash expenses of $740.5 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; bitcoin impairment losses; and non-cash lease expenses, which all contributed positively to operating activities, partially offset by gains on revaluation of equity investments. Additionally, there was a net inflow from the repayment and forgiveness of Paycheck Protection Program (“PPP”) loans, and a net outflow related to changes in other assets and liabilities of $238.4 million due to timing of period end.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to business acquisitions, consumer receivables, capital expenditures to support our growth, and investments in marketable debt securities.

For the six months ended June 30, 2023, cash provided by investing activities was $578.9 million, primarily due to net proceeds from the sales and maturities of marketable securities including investments from customer funds of $681.4 million and a net inflow related to consumer receivables of $387.4 million. These were partially offset by the purchases of marketable debt securities, property and equipment, and other investments of $423.8 million, $61.8 million, and $4.4 million, respectively.

For the six months ended June 30, 2022, cash provided by investing activities was $1.3 billion, primarily due to the net proceeds from the sales and maturities of marketable securities including investments from customer funds of $1.2 billion, the net cash acquired through acquisitions during the period including Afterpay of $539.5 million, and a net inflow related to consumer receivables of $144.4 million. These were partially offset by the purchase of marketable debt securities, property and equipment and other investments of $383.4 million, $85.4 million, and $39.4 million, respectively.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, cash used in financing activities was $721.0 million primarily as a result of net repayments from Warehouse Facilities borrowings of $505.0 million and the cash payment to settle the 2023 Convertible Notes in May 2023 of $461.8 million. These were partially offset by a change in customer funds of $172.3 million, as well as proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $66.0 million, and a net increase in interest-bearing deposits of $28.6 million.

For the six months ended June 30, 2022, cash used in financing activities was $1.2 billion primarily as a result of the payment to redeem convertible notes assumed upon the acquisition of Afterpay of $1.1 billion, repayments of the Paycheck Protection Program Liquidity Facility advances of $429.1 million, partially offset by net proceeds from Warehouse Facilities borrowings of $93.7 million, a change in customer funds of $74.4 million, a net increase in non-interest bearing deposits related to Square Financial Services of $53.8 million, as well as proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $43.1 million.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended June 30, 2023 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2022 Annual Report on Form 10-K.

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

In addition, from time to time, we are involved in various other legal matters, investigations, inquiries, claims, and disputes, including with regulatory bodies and governmental agencies. We cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While we do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position, or liquidity, we cannot give any assurance regarding the ultimate outcome of any of these other matters, and their resolution could be material to our operating results for any particular period.

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
•risks related to our majority interest in TIDAL;
•operating or expanding our business globally;
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

Our rate of revenue growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth and engagement, including our ability to introduce new products and services that are compelling to our customers, changes to our systems, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

During the six months ended June 30, 2023 and June 30, 2022, we generated a net loss of $145.2 million and net loss of $416.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $537.4 million.

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

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation, regulatory and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands and deter customers from adopting our services or our products. In addition, negative statements about us can cause and have caused a decline in the market price of our Class A common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners and influencers with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflects poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, cryptocurrencies, tokenization (e.g., replacing sensitive data such as payment card information with symbols (tokens) to keep the data safe), blockchain, and artificial intelligence ("AI") (including machine learning).

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

Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies, such as generative AI, into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

The ultimate impact of the financial distress in the cryptocurrency market will depend on future developments, including, but not limited to, the downstream effects of the bankruptcies filed by certain cryptocurrency market participants, its severity, and the actions taken by regulators to address its impact. Recent enforcement actions by U.S. regulators against major crypto asset platforms and negative publicity associated with crypto asset activities may, among other things, result in a decline in confidence or interest in crypto assets. If the cryptocurrency environment further deteriorates, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of Cash App and our results of operations may be adversely impacted.

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin, subject us to additional risks related to any further disruption or downturns in the cryptocurrency markets and the resulting impact on customer and investor behavior. Any further deterioration in the cryptocurrency markets may have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of bitcoin or the cryptocurrency markets.

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

We have in the past, and may in the future, also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks such as a decline in the business to be divested, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without any corresponding benefit.

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

TIDAL subjects us to risks and uncertainties related to the music industry.

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

We expect that the operation of our TIDAL business will require continued investment in operating expenses, headcount, and management time and attention, none of which will ensure that we will be successful. If we fail to successfully operate and grow our TIDAL business, we will not realize the benefits anticipated when we acquired a majority interest in the business, and any such failure could result in adverse effects on our business and financial results, including substantial impairment charges.

Operating or expanding our business globally subjects us to new challenges and risks.

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

•difficulty in gaining acceptance and maintaining compliance with industry self-regulatory bodies;

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

Revenue generated from BNPL products depends on our ability to recoup the purchase value of the goods or services that consumers have purchased using our BNPL platform. Although we rely on technology to assess consumers’ repayment capability for our BNPL products, there can be no guarantee that such processes will always accurately predict repayments. Miscalculation of consumers’ repayment ability or a material increase in repayment failures, whether due to inflation, the possibility of a recession, market volatility, or otherwise, may adversely impact our results of operations, profitability and prospects. In addition, if consumers who have purchased products or services using our BNPL platform do not receive the products or services, they may cease payment on their outstanding balances or request a refund on previous payments, and our business may be negatively impacted.

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

Recent instability and volatility in the banking and financial services sectors, including bank failures, have increased uncertainty in the global economy and increased the risk of a recession. Volatility in the banking and financial services sectors may impact our bank partnerships and could negatively impact our business. For example, we offer certain FDIC-insured products through our partnerships with banks that are members of the Federal Deposit Insurance Corporation (“FDIC”). We believe our banking programs, including records maintained by us and our bank partners, comply with all applicable requirements for each eligible participant's deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event a bank partner fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at a bank partner are not covered by deposit insurance, or if one or more of our bank partners were to fail and enter receivership proceedings under the FDIA, our sellers and customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to or are otherwise in a third-party relationship with our bank partners in connection with these programs, we are subject to certain risk-management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators.

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

The business loans provided by Square Loans are generally unsecured obligations of our sellers, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our sellers could cause some sellers who utilize Square Loans to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where our recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third-party investors depend on the collectability of the business loans, if there is an increase in sellers who utilize Square Loans who are unable to repay their business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, if the sellers who utilize Square Loans are unable to repay their loans, the risk of loss in our owned loan portfolio will increase and our business may be adversely affected.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, such as AI, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products and services. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, or technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data, our reputation may be harmed and we may be subject to significant fines, penalties or judgments. The growing use of AI in our products and services presents additional risks. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm.

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

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Global supply chain disruptions and shortages may also negatively affect sellers' ability to deliver goods and services on time or at all, which increases the risk of chargebacks. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. In addition, if more of our sellers, or a number of our larger sellers, become insolvent or bankrupt as a result of the global economic downturn, our potential losses from chargebacks and refunds may increase and exceed our reserves, in which case we may suffer financial losses and our business may be adversely affected. Moreover, since October 2015, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

We are dependent on payment card networks and acquiring processors, and any changes to their rules or practices could harm our business.

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, MasterCard, American Express, and Discover. For a majority of our transactions, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. These banks and acquiring processors may fail or refuse to process transactions adequately, may breach or terminate their agreements with us, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, bank partners, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, provide liquidity for Cash App’s feature that permits our customers to buy and sell bitcoin, and the provision of information and other elements of our services. For example, we rely on a limited number of acquiring processors in some of the jurisdictions in which we offer our services. We are in the process of transitioning one of our acquiring processors. Adding or transitioning to new acquiring or issuing processors or other third party providers may significantly disrupt our business or increase our costs. We have also in the past experienced outages with third parties we have worked with, which have affected our ability to provide services and process payments, including for cards issued under our own brands. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services or renew our agreements with them on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

We may experience material and adverse impacts to our business as a result of the uncertainty and volatility in the banking and financial services sectors, deteriorating macroeconomic conditions, including inflation and interest rate increases, availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. As a result of economic conditions, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, as we expand our business to offer BNPL products and consumer loan products, such as Cash App Borrow, those customers may also be disproportionately adversely affected by economic downturns, which could negatively impact demand for these offerings or cause loss rates on such products to increase.

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

We are currently subletting some of our office space. An economic downturn or our work-from-home practices have caused and may in the future cause us to need less office space than we are contractually committed to leasing. We have, and may continue to, incur losses or recognize impairment charges in connection with any unused office space if we are unable to successfully sublease any unused office space, or if we are unable to successfully terminate any of our leasing commitments.

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

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility or our senior notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our Senior Notes, our other outstanding indebtedness, including our 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable.

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

As of June 30, 2023, we had $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

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

As of June 30, 2023, we have made cumulative investments in bitcoin of $220.0 million. We may make additional bitcoin purchases in the future. The price of bitcoin has been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of the bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales and use, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers, and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total $600 or more in a year for a given seller, which reporting requirement applies to Square and Cash for Business accounts. The new threshold is currently expected to apply to transactions occurring in 2023, subject to any changes implemented by the IRS. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of June 30, 2023, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau, and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Laws, regulations, and standards are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and it can be difficult to predict how they may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions.

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, we may not be able to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and crypto platforms is an evolving area, and we could become subject to additional legislation or regulation in the future. For example, Louisiana’s virtual currency regulatory scheme became effective on January 1, 2023 and requires covered entities, such as us, to obtain a license to continue its feature permitting customers to buy and sell bitcoin. It is possible that other states may also issue similar licensing requirements. As another example, the Financial Crimes Enforcement Network (“FinCEN”) has issued a proposed rule that would require bitcoin providers like us to keep additional records of and file additional reports to FinCEN of certain bitcoin transaction information. There are substantial uncertainties on how these proposed requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these requirements should FinCEN finalize this rule as proposed. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, reputational harm, and other consequences. Further, we might not be able to continue operating the feature in Cash App, at least in current form, or might need to make other changes to our business, our products or our services, which could cause the price of our Class A common stock to decrease.

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and may still be subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, we received inquiries from the Securities and Exchange Commission and Department of Justice shortly after the publication of a short seller report in March 2023. We believe the inquiries primarily relate to the allegations raised in the short seller report. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential criminal and civil liability.

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union (“CJEU”) issued a decision that may impose additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. In the U.K., the Data Protection Act and legislation referred to as the UK GDPR substantially enact the EU GDPR into U.K. law, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Commission has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, it would carry broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection regulator published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. The Dutch, French and Italian data protection regulators have adopted similar decisions. Other data protection regulators in the EU increasingly are focused on the use of online tracking tools. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was modified by the California Privacy Rights Act (“CPRA”), which was passed in November 2020 and became effective on January 1, 2023. The CCPA and CPRA impose stringent data privacy and data protection requirements relating to personal information of California residents, and provide for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. More generally, privacy, data protection, and information security continue to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, variances in these laws and regulations or their interpretations may increase our compliance costs.

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

We are currently, and may continue to be, subject to claims, lawsuits (including class actions and individual lawsuits), government or regulatory investigations, subpoenas, inquiries or audits, and other actions or proceedings. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand. We also receive significant media attention, which could result in increased litigation or other legal or regulatory reviews and proceedings. Moreover, legal disputes or government or regulatory inquiries or findings may cause follow-on litigation or regulatory scrutiny by additional parties. These claims, lawsuits, investigations, subpoenas, inquiries, audits and other actions may require significant time and expense even if we are successful in resolving the matter, and the outcomes can be uncertain and unpredictable and may involve material penalties, fines or restrictions on our business.

Some of the laws and regulations affecting the internet, mobile commerce, payment processing, BNPL, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. We have also been accused of having, or may be found to have, infringed or violated third-party copyrights, patents, trademarks, and other intellectual property rights. For example, in December 2021, H&R Block filed a lawsuit against us for trademark infringement following our name change to Block. If any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We have, from time to time, needed to obtain a license to continue existing practices as a result of changes in law or for which we are found to be in violation of a third-party’s rights. We may also need to change, restrict or cease certain practices altogether. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

As a licensed money transmitter, we are subject to important obligations and restrictions.

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

We are subject to a number of regulatory risks in the BNPL space.

The regulation of BNPL products is evolving, and it is possible that states or countries pass new or additional regulations that could adversely impact the way we operate our BNPL platform. With the geographic expansion of our BNPL platform into new markets, we may also become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to BNPL products. In addition, the Consumer Financial Protection Bureau (“CFPB”) recently announced plans to regulate companies offering BNPL products. Increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets.

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

On March 1, 2021, Square Financial Services received its deposit insurance from the FDIC and charter approval from the Utah Department of Financial Institutions and became operational. The Federal Deposit Insurance Act requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services have initial paid-in capital of not less than approximately $56 million, and at all times meet or exceed the regulatory capital levels required for Square Financial Services to be considered “well capitalized” under the FDIC’s prompt corrective action rules. The regulatory total capital and leverage ratios of Square Financial Services during the first three years of operation may not be less than the levels provided in Square Financial Services’ business plan approved by the FDIC. Thereafter, the regulatory capital ratios must be annually approved by the FDIC, and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If Square Financial Services' total capital or leverage ratios fall below the levels required by the FDIC, we will need to provide sufficient capital to Square Financial Services so as to enable it to maintain its required regulatory capital ratios. If the FDIC were to increase Square Financial Services’ capital requirements, it could negatively impact our business and operations and those of Square Financial Services.

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

We routinely apply for patents in the U.S. and internationally to protect innovative ideas in our technology, but we may not always be successful in obtaining patent grants from these applications. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Unauthorized disclosure or use of our intellectual property rights may also occur if third parties were to breach the licensing terms under which certain of our innovations are offered broadly, including under open source licenses. Furthermore, the growing use of generative AI presents an increased risk of unintentional and/or unauthorized disclosure or use of our intellectual property rights. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

Assertions by third parties of infringement or other violation by us of their intellectual property rights could harm our business.

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights. Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks and the terms and conditions of statutory licenses, we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future, particularly as new technologies such as generative AI impact the industries in which we operate. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Legal and regulatory changes in this area may also present uncertainty and risk. For instance, the creation of a common patent court in the European Union creates an opportunity to efficiently resolve such claims in a specialized forum, while also introducing limited operational uncertainty as the court’s procedures and processes scale. Regardless of the forum, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material and adverse effects on our business, operating results, and financial condition.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52.52% of the voting power of our combined outstanding capital stock as of June 30, 2023. Our executive officers and directors and their affiliates held approximately 53.12% of the voting power of our combined outstanding capital stock as of June 30, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended June 30, 2023, the following officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 11, 2023, Ajmere Dale, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 9, 2024, or earlier if all transactions under the trading arrangement are completed.

On May 18, 2023, Alyssa Henry, Chief Executive Officer of Square, terminated a Rule 10b5-1 trading arrangement providing for the exercise of vested stock options and the associated sale from time to time of an aggregate of up to 339,507 shares of our Class A common stock. The trading arrangement was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was until May 30, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Seventh Amendment to Revolving Credit Agreement, dated as of June 9, 2023, among Block, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 9, 2023
10.2+*	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.
10.3+*	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

*    Filed herewith.
+    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
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

BLOCK, INC.

Date:	August 3, 2023	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)