Form 10-Q
period 2023-09-30
Block, Inc.
filed 2023-11-02
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________ to ________
Commission File Number: 001-37622
______________________
Block, Inc.
(Exact name of registrant as specified in its charter)
______________________

Delaware	80-0429876
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
1955 Broadway, Suite 600
Oakland, CA 946121
(Address of principal executive offices, including zip code)
(415) 375-3176
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0000001 par value per share	SQ	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2023, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 553,569 and 60,524, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,112,293	$4,544,202
Investments in short-term debt securities	1,161,144	1,081,851
Settlements receivable	3,689,046	2,416,324
Customer funds	2,913,737	3,180,324
Consumer receivables, net	1,694,949	1,871,160
Loans held for sale	597,035	474,036
Safeguarding asset related to bitcoin held for other parties	676,363	428,243
Other current assets	1,696,033	1,627,265
Total current assets	17,540,600	15,623,405
Goodwill	11,749,198	11,966,761
Acquired intangible assets, net	1,778,951	2,014,034
Investments in long-term debt securities	426,202	573,429
Operating lease right-of-use assets	268,418	373,172
Other non-current assets	791,529	813,539
Total assets	$32,554,898	$31,364,340
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$6,672,957	$5,548,656
Settlements payable	515,510	462,505
Accrued expenses and other current liabilities	1,275,427	1,073,516
Current portion of long-term debt (Note 13)	—	460,356
Warehouse funding facilities, current	51,858	461,240
Safeguarding obligation liability related to bitcoin held for other parties	676,363	428,243
Total current liabilities	9,192,115	8,434,516
Warehouse funding facilities, non-current	858,485	877,066
Long-term debt (Note 13)	4,117,502	4,109,829
Operating lease liabilities, non-current	302,779	357,419
Other non-current liabilities	253,511	334,155
Total liabilities	14,724,392	14,112,985
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at September 30, 2023 and December 31, 2022. None issued and outstanding at September 30, 2023 and December 31, 2022.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at September 30, 2023 and December 31, 2022; 552,215 and 539,408 issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at September 30, 2023 and December 31, 2022; 60,626 and 60,652 issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	19,352,152	18,314,681
Accumulated other comprehensive loss	(802,482)	(523,090)
Accumulated deficit	(737,010)	(568,712)
Total stockholders’ equity attributable to common stockholders	17,812,660	17,222,879
Noncontrolling interests	17,846	28,476
Total stockholders’ equity	17,830,506	17,251,355
Total liabilities and stockholders’ equity	$32,554,898	$31,364,340
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Transaction-based revenue	$1,658,668	$1,517,890	$4,719,027	$4,226,566
Subscription and services-based revenue	1,492,900	1,191,511	4,320,621	3,245,924
Hardware revenue	42,341	43,388	124,714	128,765
Bitcoin revenue	2,423,584	1,762,752	6,978,219	5,279,430
Total net revenue	5,617,493	4,515,541	16,142,581	12,880,685
Cost of revenue:
Transaction-based costs	984,658	901,990	2,755,968	2,493,988
Subscription and services-based costs	259,262	225,903	802,577	622,031
Hardware costs	78,338	76,002	211,208	223,160
Bitcoin costs	2,378,906	1,726,051	6,838,914	5,157,935
Amortization of acquired technology assets	17,880	18,506	54,780	51,874
Total cost of revenue	3,719,044	2,948,452	10,663,447	8,548,988
Gross profit	1,898,449	1,567,089	5,479,134	4,331,697
Operating expenses:
Product development	713,788	548,037	2,035,397	1,531,088
Sales and marketing	479,381	485,838	1,512,999	1,518,227
General and administrative	480,885	395,437	1,463,003	1,235,306
Transaction, loan, and consumer receivable losses	177,338	147,586	485,005	395,433
Bitcoin impairment losses	—	1,619	—	37,580
Amortization of customer and other acquired intangible assets	56,965	37,361	130,917	103,414
Total operating expenses	1,908,357	1,615,878	5,627,321	4,821,048
Operating loss	(9,908)	(48,789)	(148,187)	(489,351)
Interest expense (income), net	(21,415)	6,042	(28,520)	34,756
Other expense (income), net	(4,262)	(18,798)	15,488	(71,036)
Income (loss) before income tax	15,769	(36,033)	(135,155)	(453,071)
Provision (benefit) for income taxes	49,529	(17,289)	43,773	(17,687)
Net loss	(33,760)	(18,744)	(178,928)	(435,384)
Less: Net loss attributable to noncontrolling interests	(4,806)	(4,033)	(10,630)	(8,460)
Net loss attributable to common stockholders	$(28,954)	$(14,711)	$(168,298)	$(426,924)

Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.02)	$(0.28)	$(0.75)
Diluted	$(0.05)	$(0.02)	$(0.28)	$(0.75)
Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic	611,276	592,672	606,767	572,234
Diluted	611,276	592,672	606,767	572,234

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(33,760)	$(18,744)	$(178,928)	$(435,384)
Net foreign currency translation adjustments (i)	(273,097)	(609,045)	(308,262)	(985,328)
Net unrealized gain (loss) on marketable debt securities	7,993	(7,678)	28,870	(44,876)
Total comprehensive loss	$(298,864)	$(635,467)	$(458,320)	$(1,465,588)

(i) Includes foreign currency translation losses related to goodwill of $194.7 million and $217.5 million for the three and nine months ended September 30, 2023, respectively. Foreign currency translation losses related to goodwill were $434.5 million and $679.5 million for the three and nine months ended September 30, 2022, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Par value	capital	loss	deficit	interests	equity
Balance at December 31, 2022	600,060	$—	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Net loss	—	—	—	—	(16,838)	(2,488)	(19,326)
Shares issued in connection with employee stock plans	3,333	—	6,825	—	—	—	6,825
Change in other comprehensive loss	—	—	—	(49,471)	—	—	(49,471)
Share-based compensation	—	—	285,502	—	—	—	285,502
Balance at March 31, 2023	603,393	$—	$18,607,008	$(572,561)	$(585,550)	$25,988	$17,474,885
Net loss	—	—	—	—	(122,506)	(3,336)	(125,842)
Shares issued in connection with employee stock plans	5,479	—	59,137	—	—	—	59,137
Change in other comprehensive loss	—	—	—	35,183	—	—	35,183
Share-based compensation	—	—	326,424	—	—	—	326,424
Issuance of common stock in conjunction with the conversion of convertible notes	—	—	21	—	—	—	21
Balance at June 30, 2023	608,872	$—	$18,992,590	$(537,378)	$(708,056)	$22,652	$17,769,808
Net loss	—	—	—	—	(28,954)	(4,806)	(33,760)
Shares issued in connection with employee stock plans	3,969	—	4,454	—	—	—	4,454
Change in other comprehensive loss	—	—	—	(265,104)	—	—	(265,104)
Share-based compensation	—	—	355,108	—	—	—	355,108
Balance at September 30, 2023	612,841	$—	$19,352,152	$(802,482)	$(737,010)	$17,846	$17,830,506

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
(Unaudited)
(In thousands)

	Class A and B common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	Par value	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2021	464,944	$—	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	—	(204,199)	(3,164)	(207,363)
Shares issued in connection with employee stock plans	2,120	—	4,093	—	—	—	4,093
Change in other comprehensive income	—	—	—	234,792	—	—	234,792
Share-based compensation	—	—	279,354	—	—	—	279,354
Tax withholding related to vesting of restricted stock units	(16)	—	(2,456)	—	—	—	(2,456)
Issuance of common stock in connection with business combination	113,617	—	13,827,929	—	—	—	13,827,929
Issuance of common stock in conjunction with the conversion of convertible notes	20	—	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,189)	—	—	—	—	—	—
Balance at March 31, 2022	579,496	$—	$17,426,629	$218,357	$(232,164)	$37,570	$17,450,392
Net loss	—	—	—	—	(208,014)	(1,263)	(209,277)
Shares issued in connection with employee stock plans	2,866	—	39,024	—	—	—	39,024
Change in other comprehensive loss	—	—	—	(648,273)	—	—	(648,273)
Share-based compensation	—	—	261,342	—	—	—	261,342
Tax withholding related to vesting of restricted stock units	(14)	—	(1,797)	—	—	—	(1,797)
Issuance of common stock in connection with the exercise of common stock warrants and convertible notes	3,022	—	—	—	—	—	—
Balance at June 30, 2022	585,370	$—	$17,725,198	$(429,916)	$(440,178)	$36,307	$16,891,411
Net loss	—	—	—	—	(14,711)	(4,033)	(18,744)
Shares issued in connection with employee stock plans	3,315	—	6,116	—	—	—	6,116
Change in other comprehensive loss	—	—	—	(616,723)	—	—	(616,723)
Share-based compensation	—	—	268,359	—	—	—	268,359
Tax withholding related to vesting of restricted stock units	(8)	—	(481)	—	—	—	(481)
Issuance of common stock in connection with the exercise of common stock warrants	7,859	—	—	—	—	—	—
Balance at September 30, 2022	596,537	$—	$17,999,192	$(1,046,639)	$(454,889)	$32,274	$16,529,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(178,928)	$(435,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,236	249,616
Amortization of discounts and premiums and other non-cash adjustments	(357,116)	(371,298)
Non-cash lease expense	114,067	70,958
Share-based compensation	944,514	794,794
Loss (gain) on revaluation of equity investments	16,838	(43,914)
Transaction, loan, and consumer receivable losses	485,005	395,433
Bitcoin impairment losses	—	37,580
Change in deferred income taxes	(86,642)	(47,503)
Changes in operating assets and liabilities:
Settlements receivable	(1,518,471)	(793,460)
Purchases and originations of loans	(5,896,371)	(4,684,598)
Proceeds from payments and forgiveness of loans	5,575,440	4,643,899
Customers payable	1,390,888	599,886
Settlements payable	53,005	75,185
Other assets and liabilities	53,419	(360,660)
Net cash provided by operating activities	898,884	130,534
Cash flows from investing activities:
Purchases of marketable debt securities	(934,904)	(521,692)
Proceeds from maturities of marketable debt securities	994,740	769,276
Proceeds from sale of marketable debt securities	39,450	236,524
Proceeds from maturities of marketable debt securities from customer funds	—	73,000
Proceeds from sale of marketable debt securities from customer funds	—	316,576
Payments from originations of consumer receivables	(16,401,673)	(12,286,091)
Proceeds from principal repayments and sales of consumer receivables	16,814,089	12,538,992
Purchases of property and equipment	(99,457)	(121,709)
Purchases of other investments	(7,277)	(39,079)
Business combinations, net of cash acquired	—	539,453
Net cash provided by investing activities	404,968	1,505,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Repayments of Paycheck Protection Program Liquidity Facility advances	(16,840)	(466,417)
Payments to redeem convertible notes	(461,761)	(1,071,788)
Proceeds from warehouse facilities borrowings	564,588	711,455
Repayments of warehouse facilities borrowings	(967,655)	(310,729)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	70,416	49,233
Payments for tax withholding related to vesting of restricted stock units	—	(4,734)
Other financing activities	(19,977)	—
Net increase in interest-bearing deposits	57,243	58,909
Change in customer funds, restricted from use in the Company's operations	(266,587)	152,663
Net cash used in financing activities	(1,040,573)	(881,408)
Effect of foreign exchange rate on cash and cash equivalents	(28,455)	(94,972)
Net increase in cash, cash equivalents, restricted cash, and customer funds	234,824	659,404
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	8,435,906	6,975,090
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$8,670,730	$7,634,494

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$5,112,293	$4,331,787
Short-term restricted cash	572,754	246,570
Long-term restricted cash	71,946	72,479
Customer funds cash and cash equivalents	2,913,737	2,983,658
Total	$8,670,730	$7,634,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, providing reporting and analytics, and facilitating next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financial services; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services to help individuals manage their money by providing financial tools that allow individuals to store, send, receive, spend, save and invest their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2023 and September 30, 2022, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 47%, 31% and 9% of settlements receivable as of September 30, 2023. As of December 31, 2022, there were two parties that represented approximately 54% and 31% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $78.1 million and $283.3 million for the three and nine months ended September 30, 2023, respectively, compared to $91.6 million and $405.6 million for the three and nine months ended September 30, 2022, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $214.2 million and $693.3 million for the three and nine months ended September 30, 2023, respectively, compared to $212.3 million and $620.3 million for the three and nine months ended September 30, 2022, respectively, for such expenses.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03") related to equity securities. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. An entity is prohibited from recognizing a contractual sale restriction as a separate unit of account. ASU 2022-03 also requires specific disclosures related to equity securities that are subject to contractual restrictions, including the fair value of such equity securities, the nature and remaining duration of the corresponding restrictions, and any circumstances that could cause a lapse in the restrictions. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company's financial statements and related disclosures.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from contracts with customers:
Transaction-based revenue	$1,658,668	$1,517,890	$4,719,027	$4,226,566
Subscription and services-based revenue	1,077,457	902,708	3,187,465	2,427,193
Hardware revenue	42,341	43,388	124,714	128,765
Bitcoin revenue	2,423,584	1,762,752	6,978,219	5,279,430
Revenue from other sources:
Subscription and services-based revenue (i)	415,443	288,803	1,133,156	818,731
Total net revenue	$5,617,493	$4,515,541	$16,142,581	$12,880,685

(i) Subscription and services-based revenue generated primarily from Consumer and Commercial loans.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of September 30, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$92,819	$1	$(2,079)	$90,741
Corporate bonds	272,928	5	(3,792)	269,141
Commercial paper	29,532	—	—	29,532
Municipal securities	9,401	—	(381)	9,020
Certificates of deposit	173,155	—	—	173,155
U.S. government securities	592,466	9	(6,763)	585,712
Foreign government securities	3,895	—	(52)	3,843
Total	$1,174,196	$15	$(13,067)	$1,161,144

Long-term debt securities:
U.S. agency securities	$16,120	$2	$(252)	$15,870
Corporate bonds	169,426	25	(759)	168,692
Municipal securities	1,495	—	(259)	1,236
U.S. government securities	243,071	12	(2,679)	240,404
Foreign government securities	—	—	—	—
Total	$430,112	$39	$(3,949)	$426,202

The Company's short-term and long-term investments as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$96,545	$16	$(2,120)	$94,441
Corporate bonds	368,110	2	(7,475)	360,637
Commercial paper	31,503	—	—	31,503
Municipal securities	9,884	—	(191)	9,693
Certificates of deposit	6,400	—	—	6,400
U.S. government securities	580,568	6	(8,937)	571,637
Foreign government securities	7,795	—	(255)	7,540
Total	$1,100,805	$24	$(18,978)	$1,081,851

Long-term debt securities:
U.S. agency securities	$74,097	$—	$(3,782)	$70,315
Corporate bonds	245,891	6	(9,171)	236,726
Municipal securities	10,415	3	(664)	9,754
U.S. government securities	268,902	—	(13,210)	255,692
Foreign government securities	1,000	—	(58)	942
Total	$600,305	$9	$(26,885)	$573,429

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position, were as follows (in thousands):

	September 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$22,107	$(42)	$63,635	$(2,037)	$85,742	$(2,079)
Corporate bonds	78,144	(176)	179,035	(3,616)	257,179	(3,792)
Municipal securities	—	—	9,020	(381)	9,020	(381)
U.S. government securities	164,876	(293)	285,128	(6,470)	450,004	(6,763)
Foreign government securities	—	—	3,843	(52)	3,843	(52)
Total	$265,127	$(511)	$540,661	$(12,556)	$805,788	$(13,067)

Long-term debt securities:
U.S. agency securities	$8,956	$(44)	$3,792	$(208)	$12,748	$(252)
Corporate bonds	134,742	(547)	10,148	(212)	144,890	(759)
Municipal securities	889	(111)	347	(148)	1,236	(259)
U.S. government securities	165,440	(816)	36,033	(1,863)	201,473	(2,679)
Foreign government securities	—	—	—	—	—	—
Total	$310,027	$(1,518)	$50,320	$(2,431)	$360,347	$(3,949)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$8,572	$(24)	$84,628	$(2,096)	$93,200	$(2,120)
Corporate bonds	34,795	(423)	320,748	(7,052)	355,543	(7,475)
Municipal securities	587	(13)	5,811	(178)	6,398	(191)
U.S. government securities	146,974	(839)	394,880	(8,098)	541,854	(8,937)
Foreign government securities	—	—	7,540	(255)	7,540	(255)
Total	$190,928	$(1,299)	$813,607	$(17,679)	$1,004,535	$(18,978)

Long-term debt securities:
U.S. agency securities	$11,501	$(20)	$58,814	$(3,762)	$70,315	$(3,782)
Corporate bonds	33,862	(262)	201,791	(8,909)	235,653	(9,171)
Municipal securities	467	(33)	8,784	(631)	9,251	(664)
U.S. government securities	54,405	(590)	201,288	(12,620)	255,693	(13,210)
Foreign government securities	—	—	942	(58)	942	(58)
Total	$100,235	$(905)	$471,619	$(25,980)	$571,854	$(26,885)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$1,174,196	$1,161,144
Due in one to five years	430,112	426,202
Total	$1,604,308	$1,587,346

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2023	December 31, 2022
Cash	$1,603,994	$1,748,983
Cash equivalents:
Money market funds	566,451	851,296
Reverse repurchase agreement (i)	743,292	580,045
Total customer funds	$2,913,737	$3,180,324

(i) The Company has accounted for the reverse repurchase agreement with a third-party as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classified the amounts due from the counterparty as cash equivalents due to their short-term nature.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, and marketable equity investments at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of September 30, 2023 or December 31, 2022.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$861,104	$—	$—	$1,230,924	$—	$—
U.S. government securities	24,274	—	—	—	—	—
U.S. agency securities	—	—	—	—	7,923	—
Commercial paper	—	23,441	—	—	25,080	—
Corporate bonds	—	209	—	—	—	—
Restricted cash:
Money market funds	195,075	—	—	—	—	—
Customer funds:
Money market funds	566,451	—	—	851,296	—	—
Reverse repurchase agreement	743,292	—	—	580,045	—	—
Short-term debt securities:
U.S. government securities	585,712	—	—	571,637	—	—
Corporate bonds	—	269,141	—	—	360,637	—
U.S. agency securities	—	90,741	—	—	94,441	—
Certificates of deposit	—	173,155	—	—	6,400	—
Commercial paper	—	29,532	—	—	31,503	—
Municipal securities	—	9,020	—	—	9,693	—
Foreign government securities	—	3,843	—	—	7,540	—
Long-term debt securities:
U.S. government securities	240,404	—	—	255,692	—	—
Corporate bonds	—	168,692	—	—	236,726	—
U.S. agency securities	—	15,870	—	—	70,315	—
Municipal securities	—	1,236	—	—	9,754	—
Foreign government securities	—	—	—	—	942	—
Other:
Investment in marketable equity securities	8,267	—	—	11,092	—	—
Safeguarding asset related to bitcoin held for other parties	—	676,363	—	—	428,243	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(676,363)	—	—	(428,243)	—
Total assets (liabilities) measured	$3,224,579	$784,880	$—	$3,500,686	$860,954	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$989,215	$778,065	$988,171	$782,857
2026 Senior Notes	992,503	892,874	990,414	885,876
2027 Convertible Notes	569,530	428,035	568,535	433,082
2026 Convertible Notes	570,585	477,009	569,315	464,066
2025 Convertible Notes	995,669	925,474	993,394	943,188
2023 Convertible Notes	—	—	460,356	480,925
Total	$4,117,502	$3,501,457	$4,570,185	$3,989,994

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$597,035	$602,105	$474,036	$491,807
Loans held for investment	227,466	236,891	123,959	126,122
Total	$824,501	$838,996	$597,995	$617,929

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2023 and September 30, 2022, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2023, the amortized cost of Pass rated consumer receivables was $1.8 billion and the amount of Classified consumer receivables was less than $0.1 billion.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	September 30, 2023	December 31, 2022
Non-delinquent loans	$1,467,168	$1,643,874
1 - 60 days past due	287,711	295,830
61 - 90 days past due	25,020	20,612
90+ days past due	65,364	62,134
Total amortized cost	$1,845,263	$2,022,450

The amount listed as 1 - 60 days past due in the above table includes $216.6 million and $224.9 million of cash in transit as of September 30, 2023 and December 31, 2022, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements. This cash in transit as of September 30, 2023 and December 31, 2022 represents 11.7% and 11.1%, respectively, of the total amortized cost of consumer receivables.

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

Consumer receivables are charged off when they are over 180 days past due and the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three and nine months ended September 30, 2023 and September 30, 2022 were immaterial.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

	Three Months Ended September 30,
	2023	2022
Allowance for credit losses, beginning of the period	$153,772	$121,579
Provision for credit losses	60,365	53,021
Charge-offs and other adjustments	(63,143)	(28,516)
Foreign exchange effect	(680)	(4,113)
Allowance for credit losses, end of the period	$150,314	$141,971

	Nine Months Ended September 30, 2023	From Acquisition on January 31, 2022 to September 30, 2022
Allowance for credit losses, beginning of the period (i)	$151,290	$115,552
Provision for credit losses	172,549	146,014
Charge-offs and other adjustments	(172,982)	(116,624)
Foreign exchange effect	(543)	(2,971)
Allowance for credit losses, end of the period	$150,314	$141,971

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

NOTE 7 - LOANS HELD FOR INVESTMENT AND SALE

Loans Held for Investment

The Company originates loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services ("SFS"). The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of September 30, 2023 and December 31, 2022, the Company held $227.5 million and $124.0 million, respectively, as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheets. Refer to Note 10, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses and amount of charge offs recorded as of September 30, 2023 and December 31, 2022 were all immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of September 30, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2023, the amortized cost of Pass rated loans was $240.4 million and the amount of Classified loans was immaterial.

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

As of September 30, 2023 and December 31, 2022 the Company had $597.0 million and $474.0 million, respectively, of loans held for sale, as disclosed in the Company's condensed consolidated balance sheets.

The Company aggregates loans held for sale by the intended customer of the loan product. Commercial loans held for sale include Square Loans, Consumer loans held for sale include loans initiated through Cash App Borrow, and Other loans held for sale include loans outside of consumer and commercial loans.

The following table presents the Company’s loans held for sale aggregated by category (in thousands):

	September 30, 2023	December 31, 2022
Commercial	$372,922	$327,449
Consumer	199,497	120,870
Other	24,616	25,717
Total	$597,035	$474,036

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

(ii) Refer to Note 13, Indebtedness for further details.

NOTE 9 - ACQUIRED INTANGIBLE ASSETS

The following tables present the detail of acquired intangible assets as of the periods presented (in thousands):

	Balance at September 30, 2023
	Weighted Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology assets	5 years	$381,842	$(181,353)	$200,489
Customer assets	14 years	1,440,476	(201,714)	1,238,762
Trade names	9 years	422,953	(90,183)	332,770
Other	9 years	13,299	(6,369)	6,930
Total		$2,258,570	$(479,619)	$1,778,951

	Balance at December 31, 2022
	Weighted Average Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology assets	5 years	$398,665	$(133,116)	$265,549
Customer assets	15 years	1,474,163	(110,316)	1,363,847
Trade names	9 years	434,766	(58,352)	376,414
Other	9 years	13,701	(5,477)	8,224
Total		$2,321,295	$(307,261)	$2,014,034

All intangible assets are amortized over their estimated useful lives.

The changes to the carrying value of intangible assets were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Acquired intangible assets, net, beginning of the period	$1,878,238	$2,148,078	$2,014,034	$257,049
Acquisitions	—	—	—	2,028,490
Amortization expense	(74,845)	(55,867)	(185,697)	(155,288)
Foreign currency translation and other adjustments	(24,442)	(61,335)	(49,386)	(99,375)
Acquired intangible assets, net, end of the period	$1,778,951	$2,030,876	$1,778,951	$2,030,876

The estimated future amortization expense of intangible assets in future periods as of September 30, 2023 was as follows (in thousands):

Remainder of 2023	$60,708
2024	222,249
2025	203,020
2026	188,953
2027	142,779
Thereafter	961,242
Total	$1,778,951

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	September 30, 2023	December 31, 2022
Inventory, net	$96,398	$97,703
Restricted cash (i)	572,754	639,780
Processing costs receivable	386,099	298,568
Prepaid expenses	111,752	141,262
Accounts receivable, net	127,367	140,508
Loans held for investment, net of allowance for loan losses (ii)	227,466	123,959
Other	174,197	185,485
Total	$1,696,033	$1,627,265

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Refer to Note 7, Loans Held for Investment and Sale for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses	$429,022	$382,571
Accounts payable	139,777	95,846
Customer deposits	199,136	141,893
Accrued transaction losses (i)	71,627	64,539
Accrued royalties	73,315	63,684
Operating lease liabilities, current	52,851	66,854
Other	309,699	258,129
Total	$1,275,427	$1,073,516

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accrued transaction losses, beginning of the period	$62,758	$61,835	$64,539	$55,167
Provision for transaction losses	29,798	19,724	79,000	68,743
Charge-offs to accrued transaction losses	(20,929)	(20,547)	(71,912)	(62,898)
Accrued transaction losses, end of the period	$71,627	$61,012	$71,627	$61,012

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. The Company recorded $111.1 million and $337.3 million for the three and nine months ended September 30, 2023, respectively, for such losses. The Company recorded $100.9 million and $312.6 million for the three and nine months ended September 30, 2022, respectively, for such losses.

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment, net	$316,866	$329,302
Investment in non-marketable equity securities (i)	205,144	208,880
Investment in bitcoin, net (ii)	102,479	102,303
Restricted cash	71,946	71,600
Other	95,094	101,454
Total	$791,529	$813,539

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations. Unrealized gains and losses were immaterial during the three and nine months ended September 30, 2023.

(ii) As of September 30, 2023, the Company has purchased a cumulative $220.0 million in bitcoin for investment purposes. Investment in bitcoin is accounted for as an indefinite-lived intangible asset, and does not include any bitcoin held for other parties, which is further described in Note 12, Bitcoin Held for Other Parties. Investment in bitcoin is subject to impairment losses if the fair value of bitcoin decreases below the carrying value during the assessed period. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale of the asset. The Company recorded no impairment losses in the three and nine months ended September 30, 2023. As of September 30, 2023, the cumulative impairment charges to date were $117.7 million and the fair value of the investment in bitcoin was $216.5 million based on observable market prices, which was $114.0 million in excess of the Company's carrying value of $102.5 million after impairment charges.

NOTE 12 - BITCOIN HELD FOR OTHER PARTIES

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of September 30, 2023, an immaterial amount of the bitcoin was held by third-party custodians on the Company's behalf.

The Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date in accordance with Staff Accounting Bulletin No. 121 ("SAB 121"). The Company was not aware of any actual or possible safeguarding loss events as of September 30, 2023 or December 31, 2022, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	September 30, 2023	December 31, 2022
Approximate number of bitcoin held for customers	25,083	25,850
Approximate number of bitcoin held for trading partners	—	62
Total approximate number of bitcoin held for other parties	25,083	25,912

Safeguarding obligation liability related to bitcoin held for customers	$676,363	$427,221
Safeguarding obligation liability related to bitcoin held for trading partners	—	1,022
Safeguarding obligation liability related to bitcoin held for other parties	$676,363	$428,243
Safeguarding asset related to bitcoin held for other parties	$676,363	$428,243

NOTE 13 - INDEBTEDNESS

A) Notes

The 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The net carrying amount of the Notes as of September 30, 2023 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(10,785)	$989,215
2026 Senior Notes	1,000,000	(7,497)	992,503
2027 Convertible Notes	575,000	(5,470)	569,530
2026 Convertible Notes	575,000	(4,415)	570,585
2025 Convertible Notes	1,000,000	(4,331)	995,669
Total	$4,150,000	$(32,498)	$4,117,502

The net carrying amount of the Notes as of December 31, 2022 were as follows (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(11,829)	$988,171
2026 Senior Notes	1,000,000	(9,586)	990,414
2027 Convertible Notes	575,000	(6,465)	568,535
2026 Convertible Notes	575,000	(5,685)	569,315
2025 Convertible Notes	1,000,000	(6,606)	993,394
2023 Convertible Notes (i)	460,630	(274)	460,356
Total	$4,610,630	$(40,445)	$4,570,185

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$16,291	$16,846	$49,223	$50,012
Amortization of debt issuance costs	2,587	2,766	7,947	8,208
Total	$18,878	$19,612	$57,170	$58,220

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the nine months ended September 30, 2023. As of September 30, 2023, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The circumstances to allow the holders to convert their 2025 Convertible Notes were not met during the nine months ended September 30, 2023. As of September 30, 2023, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of September 30, 2023, the if-converted value of the 2025 Convertible Notes did not exceed the outstanding principal amount.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). As of the maturity date on May 15, 2023, certain holders of the 2023 Convertible Notes had converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes, none of which was converted in the nine months ended September 30, 2023. The Company settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock and paid a total of $461.8 million in cash to settle the remaining unconverted principal balance, and interest, as of May 15, 2023.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges") with certain financial institution counterparties ("2023 Note Hedge Counterparties") whereby the Company had the option to purchase a total of approximately 11.1 million shares of its Class A common stock at a price of approximately $77.85 per share. The total cost of the 2023 Convertible Note Hedges was $172.6 million. In addition, the Company sold warrants ("2023 Warrants") to the 2023 Note Hedge Counterparties whereby the 2023 Note Hedge Counterparties has the option to purchase a total of 11.1 million shares of the Company’s Class A common stock at a price of approximately $109.26 per share. The Company received $112.1 million in cash proceeds from the sale of the 2023 Warrants. Taken together, the purchase of the 2023 Convertible Note Hedges and sale of the 2023 Warrants were intended to reduce dilution from the conversion of the 2023 Convertible Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of the converted 2023 Convertible Notes, as the case may be, and to effectively increase the overall conversion price from approximately $77.85 per share to approximately $109.26 per share. As these instruments are considered indexed to the Company's own stock and are considered equity classified, the 2023 Convertible Note Hedges and 2023 Warrants are recorded in stockholders’ equity, are not accounted for as derivatives, and are not remeasured each reporting period. The net costs incurred in connection with the 2023 Convertible Note Hedges and 2023 Warrants were recorded as a reduction to additional paid-in capital on the condensed consolidated balance sheets. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges to offset the shares of the Company's Class A common stock issued to settle the conversion of the 2023 Convertible Notes. The 2023 Convertible Note Hedges were settled and no longer outstanding as of September 30, 2023. The Company had received 3.0 million shares of the Company's Class A common stock from the 2023 Note Hedge Counterparties, of which none were received in the nine months ended September 30, 2023. The 2023 Warrants expire evenly over a 60 trading day period starting on August 15, 2023. None of the warrants were exercised as of September 30, 2023.

B) Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million. On June 9, 2023, the Company entered into a seventh amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to June 9, 2028 and provide for additional unsecured revolving loan commitments in an aggregate principal amount of up to $175.0 million. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion available under the 2020 Credit Facility, depending on the Company's total net leverage ratio. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of September 30, 2023, $775.0 million remained available for draw. The Company incurred immaterial unused commitment fees during the three and nine months ended September 30, 2023 and September 30, 2022, respectively. As of September 30, 2023, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

These Warehouse Facilities have termination dates ranging from December 2023 to June 2026. As of September 30, 2023, the aggregate amount of the committed and uncommitted Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $0.9 billion was drawn and $0.8 billion remained available. Within the aggregate amount of facilities, the amount of uncommitted Warehouse Facilities was $100 million, of which none was drawn as of September 30, 2023. All facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of September 30, 2023. None of the Warehouse Facilities contain corporate financial covenants.

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

The table below summarizes the amounts drawn on these facilities by year of maturity (in thousands):

September 30, 2023
2024	$326,437
2025	28,906
2026	555,000
Total	$910,343

NOTE 14 - INCOME TAXES
The Company recorded an income tax expense of $49.5 million and $43.8 million for the three and nine months ended September 30, 2023, respectively, compared to an income tax benefit of $17.3 million and $17.7 million for the three and nine months ended September 30, 2022, respectively. The difference between income before income tax at the U.S. federal statutory rate and the income tax expense recorded for the three and nine months ended September 30, 2023 is primarily due to a change in the valuation allowance in certain foreign jurisdictions, offset by the current year loss of an entity with deferred tax liabilities available to recognize those losses in future periods.

The difference between the income tax expense for the three and nine months ended September 30, 2023, and the income tax benefit for the three and nine months September 30, 2022 primarily relates to the inclusion of an entity in the annual effective income tax rate for 2023 that was not included in 2022 and a change in the mix of income by jurisdiction.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and nine months ended September 30, 2023 and September 30, 2022 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of September 30, 2023, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 15 - STOCKHOLDERS' EQUITY
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

Warrants

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The 2023 Warrants expire evenly over a 60 trading day period starting on August 15, 2023. None of the warrants were exercised as of September 30, 2023.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of September 30, 2023.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of September 30, 2023.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of September 30, 2023.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2023 Convertible Notes, the Company issued an aggregate 5.2 million shares of Class A common stock as of the maturity date on May 15, 2023, of which no shares were issued in the three and nine months ended September 30, 2023. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of September 30, 2023. No shares were received in the three and nine months ended September 30, 2023.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan ("2009 Plan") and the 2015 Equity Incentive Plan ("2015 Plan"). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan. As of September 30, 2023, the total number of shares subject to stock options, restricted stock awards ("RSAs"), and restricted stock units ("RSUs") outstanding under the 2009 Plan was 2.5 million shares.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), RSAs, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30.0 million shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company, or otherwise terminate unexercised, will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the plan. The administrator consists of the board of directors who then delegates the responsibilities to the compensation committee. As of September 30, 2023, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2015 Plan was 44.5 million, and 123.6 million shares were available for future issuance.

A summary of stock option activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	6,739	$40.37	4.02	$224,484
Granted	682	65.16
Exercised	(1,375)	12.06
Forfeited	(108)	107.06
Expired	(25)	80.33
Outstanding, end of the period	5,913	$48.43	3.53	$90,816

Exercisable, end of the period	4,801	$38.97	2.69	$90,816

Restricted Stock Activity
Activity related to RSAs and RSUs during the nine months ended September 30, 2023 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	28,300	$97.89
Granted	25,918	64.43
Vested	(10,325)	88.57
Forfeited	(2,787)	95.60
Unvested, end of the period	41,106	$79.29
As of September 30, 2023, all remaining RSAs were vested and there were no RSAs outstanding.
Share-Based Compensation
The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$143	$104	$427	$352
Product development	245,244	184,569	666,512	508,781
Sales and marketing	35,703	28,744	97,858	75,133
General and administrative	64,600	49,316	179,732	210,528
Total	$345,690	$262,733	$944,529	$794,794

The Company recorded $18.5 million and $51.0 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and nine months ended September 30, 2023, respectively, compared to $16.0 million and $41.9 million during the three and nine months ended September 30, 2022, respectively, which are included in the table above. The total share-based compensation expense for the nine months ended September 30, 2022 also includes $66.3 million related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay, which is included in the table above.

The Company capitalized $9.4 million and $22.5 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2023, respectively, compared to $5.6 million and $13.2 million during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there was $3.2 billion of total unrecognized compensation cost related to outstanding stock options and RSUs that are expected to be recognized over a weighted-average period of 2.8 years.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(33,760)	$(18,744)	$(178,928)	$(435,384)
Less: Net loss attributable to noncontrolling interests	(4,806)	(4,033)	(10,630)	(8,460)
Net loss attributable to common stockholders	$(28,954)	$(14,711)	$(168,298)	$(426,924)
Denominator:
Basic shares:
Weighted-average shares used to compute basic net loss per share	611,276	592,672	606,767	572,234
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	611,276	592,672	606,767	572,234
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.02)	$(0.28)	$(0.75)
Diluted	$(0.05)	$(0.02)	$(0.28)	$(0.75)

The following potential common shares were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options, restricted stock, and employee stock purchase plan	50,272	35,272	44,909	30,338
Convertible notes	12,109	18,025	15,034	18,030
Common stock warrants	23,188	27,929	23,188	37,241
Total anti-dilutive securities	85,569	81,226	83,131	85,609

NOTE 17 - RELATED PARTY TRANSACTIONS
In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of September 30, 2023, the Company had recorded right-of-use assets of $10.7 million and associated lease liabilities of $16.9 million related to this lease arrangement.

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

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. The Company is cooperating with the CFPB and the state Attorneys General in connection with these CIDs. The Company has accrued a liability for an estimated amount in connection with these CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of September 30, 2023. Given the status of these matters, it is not possible to reliably determine the range of potential liability in excess of the accrued amounts that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

In addition, the Company is subject to various legal matters, investigations, subpoenas, inquiries or audits, claims, lawsuits and disputes, including with regulatory bodies and governmental agencies. For example, the Company received inquiries from the SEC and Department of Justice shortly after the publication of a short seller report in March 2023. The Company believes the inquiries primarily relate to the allegations raised in the short seller report. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability, if any, with respect to any of these matters. Although we may be subject to an adverse decision or settlement, the Company does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of any of these matters, and their resolution could be material to the Company's operating results.

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

As of September 30, 2023, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2023	$44,606
2024	300,554
2025	316,425
2026	263,300
2027	315,100
Total	$1,239,985

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

NOTE 19 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Accordingly, the Company has two reportable segments, Square and Cash App. The financial results of the Company's BNPL platform have been allocated equally to the Cash App and Square segments as management concluded that the BNPL platform will contribute equally to both the Cash App and Square platforms. Further, Afterpay does not have a segment manager who reports to the CODM. Rather, the operations of Afterpay are managed by the segment managers of Cash App and Square, who are responsible for allocating resources and evaluating the performance of Afterpay. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL, TBD, and Spiral, are aggregated and presented within a general Corporate and Other category. Square and Cash App are defined as follows:

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included. The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$120,783	$1,537,885	$—	$1,658,668	$389,186	$4,329,841	$—	$4,719,027
Subscription and services-based revenue	1,040,591	402,126	50,183	1,492,900	3,045,302	1,124,465	150,854	4,320,621
Hardware revenue	—	42,341	—	42,341	—	124,714	—	124,714
Bitcoin revenue	2,423,584	—	—	2,423,584	6,978,219	—	—	6,978,219
Segment revenue	$3,584,958	$1,982,352	$50,183	$5,617,493	$10,412,707	$5,579,020	$150,854	$16,142,581
Segment gross profit (ii)	$983,858	$898,969	$15,622	$1,898,449	$2,883,141	$2,557,525	$38,468	$5,479,134

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$118,459	$1,399,431	$—	$1,517,890	$343,768	$3,882,798	$—	$4,226,566
Subscription and services-based revenue	803,673	331,703	56,135	1,191,511	2,146,163	932,188	167,573	3,245,924
Hardware revenue	—	43,388	—	43,388	—	128,765	—	128,765
Bitcoin revenue	1,762,752	—	—	1,762,752	5,279,430	—	—	5,279,430
Segment revenue	$2,684,884	$1,774,522	$56,135	$4,515,541	$7,769,361	$4,943,751	$167,573	$12,880,685
Segment gross profit (ii)	$774,470	$782,968	$9,651	$1,567,089	$2,103,023	$2,199,628	$29,046	$4,331,697

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations between Cash App and Square.

(ii) Segment gross profit for Cash App for the three and nine months ended September 30, 2023 included $8.0 million and $24.9 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Cash App for the three and nine months ended September 30, 2022 included $8.5 million and $23.8 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and nine months ended September 30, 2023 included $8.5 million and $25.5 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and nine months ended September 30, 2022 included $8.6 million and $23.8 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was immaterial for the three and nine months ended September 30, 2023 and September 30, 2022.

The following table provides a reconciliation of total segment gross profit to the Company’s loss before applicable income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total segment gross profit	$1,898,449	$1,567,089	$5,479,134	$4,331,697
Less: Product development	713,788	548,037	2,035,397	1,531,088
Less: Sales and marketing	479,381	485,838	1,512,999	1,518,227
Less: General and administrative	480,885	395,437	1,463,003	1,235,306
Less: Transaction, loan, and consumer receivable losses	177,338	147,586	485,005	395,433
Less: Bitcoin impairment losses	—	1,619	—	37,580
Less: Amortization of customer and other intangible assets	56,965	37,361	130,917	103,414
Less: Interest expense (income), net	(21,415)	6,042	(28,520)	34,756
Less: Other expense (income), net	(4,262)	(18,798)	15,488	(71,036)
Income (loss) before applicable income taxes	$15,769	$(36,033)	$(135,155)	$(453,071)

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$5,227,987	$4,195,291	$15,064,180	$12,007,976
International	389,506	320,250	1,078,401	872,709
Total	$5,617,493	$4,515,541	$16,142,581	$12,880,685

No individual country from the international markets contributed more than 10% of total revenue for the three and nine months ended September 30, 2023 and September 30, 2022.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	September 30, 2023	December 31, 2022
United States	$7,787,309	$8,023,535
Australia	4,498,367	4,801,434
Other international	1,838,864	1,858,300
Total	$14,124,540	$14,683,269

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

In the fourth quarter of 2023, the Company reorganized its business structure and moved the business activities and management of the Company's BNPL platform fully into Cash App. The Company believes that this transition will allow it to better focus on consumer-based commerce as well as the development of its financial tools within Cash App. Accordingly, beginning in the fourth quarter of 2023, the Company will begin to report the financial results of the BNPL platform solely within the Cash App segment. The Company will also reflect this change for the applicable historical periods it presents in future filings. The Company's remaining businesses, including, but not limited to, TIDAL, TBD, and Spiral, will continue to be aggregated and presented within a general Corporate and Other category.

NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow data:
Cash paid for interest	$80,120	$42,836
Cash paid for income taxes	61,325	18,629
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	4,381	37,939
Purchases of property and equipment in accounts payable and accrued expenses	2,766	11,835
Deferred purchase consideration related to business combinations	—	14,377
Fair value of common stock issued related to business combinations	—	(13,827,929)
Fair value of common stock issued to settle the conversion of convertible notes	—	(2,551)
Fair value of common stock shares received to settle convertible note hedges	—	133,144
Fair value of common stock issued in connection with the exercise of common stock warrants	—	(806,446)
Bitcoin lent to third-party borrowers	—	5,934

NOTE 21 - SUBSEQUENT EVENTS

On October 26, 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

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

We delivered strong growth across our ecosystems in the third quarter of 2023. Gross profit was $1.9 billion, up 21% year over year, driven primarily by our Cash App and Square ecosystems.

Cash App generated gross profit of $983.9 million in the third quarter of 2023, up 27% year over year. Performance was driven by growth in transacting actives and adoption of our broader ecosystem, including financial services products.

Square generated gross profit of $899.0 million in the third quarter of 2023, up 15% year over year as we continued to make progress growing upmarket with larger sellers and optimizing our go-to-market strategies.

In the third quarter of 2023, operating loss was $9.9 million and Adjusted Operating Income was $89.7 million, a decrease of 80% and an increase of 179% year over year, respectively. For the same period, net loss was $29.0 million, an increase of 97%, year over year, and Adjusted EBITDA was $477.5 million, an increase of 46% year over year. We will continue to review our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on driving efficiencies to deliver long-term growth. This involves implementing greater expense discipline, including instituting a cap on the number of employees at the company, which will involve reducing the levels of our workforce, and reassessing certain contractual vendor arrangements. We may incur expenses, including restructuring costs, in the short term to implement these initiatives, but we expect to benefit from these actions in future periods.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

We ended the third quarter of 2023 with $8.1 billion in available liquidity, including $7.3 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, and $775.0 million available to be withdrawn from our revolving credit facility. This represents an increase of $608.5 million from the end of 2022, including a $461.8 million cash payment for the settlement of the outstanding 2023 Convertible Notes that matured in May 2023.

On October 26, 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. The goal of the program is to offset a portion of the dilution associated with stock-based compensation issued to employees as part of the Company’s overall compensation program. The timing and amount of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

We have historically, including in this Quarterly Report on Form 10-Q, allocated the financial results from our BNPL platform equally to the Cash App and Square segments. In the fourth quarter of 2023, we changed our management reporting structure and moved the business activities and management of our BNPL platform fully under Cash App. We believe that this transition will allow us to better focus on consumer based commerce as well as the development of its financial tools within Cash App. Accordingly, beginning in the fourth quarter of 2023, we will update our segment reporting to incorporate the financial results of the BNPL platform within the Cash App segment, rather than allocating 50% of revenue and gross profit from our BNPL platform to each of Square and Cash App. We will also reflect this change for the applicable historical periods we present in our future filings.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross Payment Volume ("GPV") (in millions)	$60,076	$54,373	$170,205	$150,376
Adjusted Operating Income (Loss) (in thousands)	$89,749	$32,167	$166,222	$(113,544)
Adjusted EBITDA (in thousands)	$477,488	$327,360	$1,230,257	$710,063
Adjusted Net Income Per Share:
Basic	$0.57	$0.44	$1.39	$0.83
Diluted	$0.55	$0.42	$1.35	$0.78

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

Adjusted EBITDA, Adjusted Net Income Per Share ("Adjusted EPS") and Adjusted Operating Income

Adjusted EBITDA and Adjusted EPS are non-GAAP financial measures that represent our net income (loss) and net income (loss) per share, adjusted to eliminate the effect of items as described below. Adjusted Operating Income is a non-GAAP financial measure that represents our operating income (loss), adjusted to eliminate the effect of items as described below.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating loss	$(9,908)	$(48,789)	$(148,187)	$(489,351)
Amortization of acquired technology assets	17,880	18,506	54,780	51,874
Acquisition-related, integration and other costs	24,812	23,470	128,712	116,602
Bitcoin impairment losses	—	1,619	—	37,580
Amortization of customer and other acquired intangible assets	56,965	37,361	130,917	103,414
Acquisition-related share-based acceleration costs	—	—	—	66,337
Adjusted Operating Income (Loss)	$89,749	$32,167	$166,222	$(113,544)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(28,954)	$(14,711)	$(168,298)	$(426,924)
Net loss attributable to noncontrolling interests	(4,806)	(4,033)	(10,630)	(8,460)
Net loss	(33,760)	(18,744)	(178,928)	(435,384)
Share-based compensation expense	345,690	262,733	944,529	794,794
Depreciation and amortization	115,518	88,721	303,236	249,616
Acquisition-related, integration and other costs	24,812	23,470	128,712	116,602
Interest expense (income), net	(21,415)	6,042	(28,520)	34,756
Other expense (income), net	(4,262)	(18,798)	15,488	(71,036)
Bitcoin impairment losses	—	1,619	—	37,580
Provision (benefit) for income taxes	49,529	(17,289)	43,773	(17,687)
Loss (gain) on disposal of property and equipment	1,355	(447)	1,889	635
Acquired deferred revenue and cost adjustment	21	53	78	187
Adjusted EBITDA	$477,488	$327,360	$1,230,257	$710,063

The following table presents a reconciliation of net income (loss) to Adjusted Net Income and Adjusted EPS for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	$(28,954)	$(14,711)	$(168,298)	$(426,924)
Net loss attributable to noncontrolling interests	(4,806)	(4,033)	(10,630)	(8,460)
Net loss	(33,760)	(18,744)	(178,928)	(435,384)
Share-based compensation expense	345,690	262,733	944,529	794,794
Acquisition-related, integration and other costs	24,812	23,470	128,712	116,602
Amortization of intangible assets	74,845	55,867	185,697	155,288
Amortization of debt discount and issuance costs	2,973	3,851	8,807	11,307
Loss (gain) on revaluation of equity investments	583	712	16,838	(43,914)
Bitcoin impairment losses	—	1,619	—	37,580
Loss (gain) on disposal of property and equipment	1,355	(447)	1,889	635
Acquired deferred revenue and cost adjustment	21	53	78	187
Tax effect of non-GAAP net income adjustments	(71,050)	(65,940)	(265,304)	(162,000)
Adjusted Net Income - basic	$345,469	$263,174	$842,318	$475,095
Cash interest expense on convertible notes	680	1,263	2,874	3,751
Adjusted Net Income - diluted	$346,149	$264,437	$845,192	$478,846
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	611,276	592,672	606,767	572,234
Diluted	628,059	622,974	627,784	611,227
Adjusted Net Income Per Share:
Basic	$0.57	$0.44	$1.39	$0.83
Diluted	$0.55	$0.42	$1.35	$0.78

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision (benefit) for income taxes, as reported	$49,529	$(17,289)	$43,773	$(17,687)
Tax effect of non-GAAP net income adjustments	71,050	65,940	265,304	162,000
Adjusted provision for income taxes, non-GAAP	$120,579	$48,651	$309,077	$144,313
Non-GAAP effective tax rate	29%	15%	28%	23%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Transaction-based revenue	$1,658,668	$1,517,890	$140,778	9%	$4,719,027	$4,226,566	$492,461	12%
Subscription and services-based revenue	1,492,900	1,191,511	301,389	25%	4,320,621	3,245,924	1,074,697	33%
Hardware revenue	42,341	43,388	(1,047)	NM (i)	124,714	128,765	(4,051)	NM (i)
Bitcoin revenue	2,423,584	1,762,752	660,832	37%	6,978,219	5,279,430	1,698,789	32%
Total net revenue	$5,617,493	$4,515,541	$1,101,952	24%	$16,142,581	$12,880,685	$3,261,896	25%
(i) Not meaningful ("NM")
Total net revenue for the three and nine months ended September 30, 2023 increased by $1.1 billion, or 24%, and $3.3 billion, or 25%, compared to the three and nine months ended September 30, 2022, respectively. Bitcoin revenue increased by $660.8 million and $1.7 billion for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. Excluding bitcoin revenue, total net revenue increased by $441.1 million, or 16%, and $1.6 billion, or 21%, in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively.

Transaction-based revenue for the three and nine months ended September 30, 2023 increased by $140.8 million, or 9%, and $492.5 million, or 12% compared to the three and nine months ended September 30, 2022, respectively, driven primarily by growth in Gross Payment Volume ("GPV" as defined above in Key Operating Metrics and Non-GAAP Financial Measures), which grew by 10% and 13% in the same periods.

Subscription and services-based revenue for the three and nine months ended September 30, 2023 increased by $301.4 million, or 25%, and $1.1 billion, or 33% compared to the three and nine months ended September 30, 2022, respectively. This increase was driven by:

•an increase in Cash App subscription and services-based revenue primarily due to growth in Cash App's financial service-related products, including Cash App Card usage, Cash App Instant Deposit volumes, as well as interest earned on customer funds; and

•revenue generated from the BNPL platform following the acquisition of Afterpay in the first quarter of 2022, which contributed $257.9 million and $717.1 million during the three and nine months ended September 30, 2023, respectively. Revenue generated for the three months ended September 30, 2022 was $209.9 million and $547.8 million from the date of acquisition through September 30, 2022.

Bitcoin revenue for the three and nine months ended September 30, 2023 increased by $660.8 million, or 37% and $1.7 billion, or 32%, compared to the three and nine months ended September 30, 2022, respectively. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The increase in the three months ended September 30, 2023 was driven by an increase in both the average market price of bitcoin and the quantity of bitcoin sold to customers compared to the three months ended September 30, 2022. The increase in the nine months ended September 30, 2023 was due to an increase in the quantity of bitcoin sold, partially offset by a decrease in the average market price of bitcoin compared to the nine months ended September 30, 2022. While bitcoin revenue contributed 43% of total net revenue in the three and nine months ended September 30, 2023, gross profit generated from bitcoin transactions was only 2% and 3% of total gross profit in the three and nine months ended September 30, 2023, respectively, compared to 2% and 3% of total gross profit in the three and nine months ended September 30, 2022.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Transaction-based costs	$984,658	$901,990	$82,668	9%	$2,755,968	$2,493,988	$261,980	11%
Subscription and services-based costs	259,262	225,903	33,359	15%	802,577	622,031	180,546	29%
Hardware costs	78,338	76,002	2,336	NM (i)	211,208	223,160	(11,952)	NM (i)
Bitcoin costs	2,378,906	1,726,051	652,855	38%	6,838,914	5,157,935	1,680,979	33%
Amortization of acquired technology assets	17,880	18,506	(626)	NM (i)	54,780	51,874	2,906	NM (i)
Total cost of revenue	$3,719,044	$2,948,452	$770,592	26%	$10,663,447	$8,548,988	$2,114,459	25%

(i) Not meaningful ("NM")

Total cost of revenue for the three and nine months ended September 30, 2023 increased by $770.6 million, or 26%, and $2.1 billion, or 25%, compared to the three and nine months ended September 30, 2022, respectively. Bitcoin costs of revenue increased by $652.9 million and $1.7 billion in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $117.7 million, or 10%, and $433.5 million, or 13%, in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively.

Transaction-based costs for the three and nine months ended September 30, 2023 increased by $82.7 million, or 9%, and $262.0 million, or 11%, compared to the three and nine months ended September 30, 2022, respectively, while GPV grew by 10% and 13% in the same periods. Transaction-based costs during the three and nine months ended September 30, 2023 saw more favorable interchange economics, which offset a higher percentage of card-present and credit card transactions, which are less favorable to our economics on a per transaction basis.

Subscription and services-based costs for the three and nine months ended September 30, 2023 increased by $33.4 million, or 15%, and $180.5 million, or 29%, compared to the three and nine months ended September 30, 2022, respectively. The increase in the three and nine months ended September 30, 2023 was driven by:

•growth in Cash App's financial service-related products, including Cash App Card and related processing costs and fees, which is partially offset by favorable terms on such processing costs due to a contract renewal executed during the three months ended September 30, 2023; and

•BNPL costs of revenue following the acquisition of Afterpay in the first quarter of 2022. The costs of revenues associated with the BNPL platform were $70.7 million and $203.9 million for the three and nine months ended September 30, 2023, respectively. The costs of revenues associated with the BNPL platform were $60.2 million for the three months ended September 30, 2022 and $156.2 million from the date of acquisition through September 30, 2022.

Bitcoin costs for the three and nine months ended September 30, 2023 increased by $652.9 million, or 38%, and $1.7 billion, or 33%, compared to the three and nine months ended September 30, 2022, respectively. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Product development	$713,788	$548,037	$165,751	30%	$2,035,397	$1,531,088	$504,309	33%
% of total net revenue	13%	12%			13%	12%
% of total gross profit	38%	35%			37%	35%
Sales and marketing	$479,381	$485,838	$(6,457)	NM (i)	$1,512,999	$1,518,227	$(5,228)	NM (i)
% of total net revenue	9%	11%			9%	12%
% of total gross profit	25%	31%			28%	35%
General and administrative	$480,885	$395,437	$85,448	22%	$1,463,003	$1,235,306	$227,697	18%
% of total net revenue	9%	9%			9%	10%
% of total gross profit	25%	25%			27%	29%
Transaction, loan, and consumer receivable losses	$177,338	$147,586	$29,752	20%	$485,005	$395,433	$89,572	23%
% of total net revenue	3%	3%			3%	3%
% of total gross profit	9%	9%			9%	9%
Bitcoin impairment losses	$—	$1,619	$(1,619)	(100)%	$—	$37,580	$(37,580)	(100)%
% of total net revenue	—%	—%			—%	—%
% of total gross profit	—%	—%			—%	1%
Amortization of customer and other acquired intangible assets	$56,965	$37,361	$19,604	52%	$130,917	$103,414	$27,503	27%
% of total net revenue	1%	1%			1%	1%
% of total gross profit	3%	2%			2%	2%
Total operating expenses	$1,908,357	$1,615,878	$292,479	18%	$5,627,321	$4,821,048	$806,273	17%

(i) Not meaningful ("NM")

Product development expenses for the three and nine months ended September 30, 2023 increased by $165.8 million, or 30%, and $504.3 million, or 33%, compared to the three and nine months ended September 30, 2022, respectively, primarily due to the following:

•an increase of $108.3 million and $347.0 million in personnel costs for the three and nine months ended September 30, 2023, respectively, related to an increase in headcount among our engineering teams, as we continue to develop and diversify our products. This increase in product development personnel costs also includes an increase in share-based compensation expense of $60.7 million and $157.7 million for the three and nine months ended September 30, 2023, respectively; and

•an increase of $37.5 million and $76.2 million in software and cloud computing infrastructure fees, and consulting fees for the three and nine months ended September 30, 2023, respectively, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three and nine months ended September 30, 2023 had no significant change, compared to the three and nine months ended September 30, 2022, primarily due to offsetting costs, including:

•a decrease of $21.9 million and $137.0 million in advertising costs for the three and nine months ended September 30, 2023, respectively, primarily from decreased online and television campaigns as we focused on expense discipline; partially offset by

•an increase of $14.7 million and $64.0 million in sales and marketing personnel costs for the three and nine months ended September 30, 2023, respectively, to enable growth initiatives. The increase in personnel related costs includes an increase in share-based compensation expense of $7.0 million and $22.7 million for the three and nine months ended September 30, 2023, respectively.

General and administrative expenses for the three and nine months ended September 30, 2023 increased by $85.4 million, or 22%, and $227.7 million, or 18%, compared to the three and nine months ended September 30, 2022, respectively, primarily due to the following:

•an increase of $94.5 million and $237.1 million in general and administrative personnel costs for the three and nine months ended September 30, 2023, respectively, mainly as a result of additions to our customer support and compliance personnel as we continue to maintain resources and skills to support our long-term growth. The increase in general and administrative personnel costs includes an increase in share-based compensation expense of $15.3 million for the three months ended September 30, 2023 and a decrease of $30.8 million for the nine months ended September 30, 2023. The decrease in share-based compensation expense for the nine months ended September 30, 2023 is due partially to a one-time charge related to the acceleration of various stock compensation arrangements in connection with the Afterpay acquisition in the nine months ended September 30, 2022; partially offset by

•a decrease in third-party legal and other professional fees and other administrative expenses.

Transaction, loan, and consumer receivable losses for the three and nine months ended September 30, 2023 increased by $29.8 million, or 20%, and $89.6 million, or 23%, compared to the three and nine months ended September 30, 2022, respectively, primarily due to the following:

•an increase in transaction losses of $26.6 million and $43.5 million for the three and nine months ended September 30, 2023, respectively, due primarily to an operational outage as well as growth in Cash App Card and Square GPV; and

•an increase in loan losses of $3.1 million and $46.1 million for the three and nine months ended September 30, 2023, respectively, which was due to increased loan volumes.

Amortization of customer and other acquired intangible assets for three and nine months ended September 30, 2023 increased $19.6 million, or 52%, and increased $27.5 million, or 27%, compared to the three and nine months ended September 30, 2022, respectively, primarily as a result of the revision of certain intangibles' useful lives as well as the timing of the acquisition of Afterpay in the first quarter of fiscal year 2022 and the related intangible assets and measurement period adjustments. Refer to Note 9, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense (Income), Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense (income), net	$(21,415)	$6,042	$(27,457)	(454)%	$(28,520)	$34,756	$(63,276)	(182)%
Other expense (income), net	$(4,262)	$(18,798)	$14,536	(77)%	$15,488	$(71,036)	$86,524	122%

Interest income, net, of $21.4 million and $28.5 million during the three and nine months ended September 30, 2023, respectively, was primarily due to an increase in interest income received as a result of both higher interest rates and investment balances, which more than offset interest expense in the periods. Interest expense, net of $6.0 million and $34.8 million for the three and nine months ended September 30, 2022, respectively, was primarily due to our 2026 Senior Notes and 2031 Senior Notes, partially offset by interest income received on our investments.

Other income, net, of $4.3 million during the three months ended September 30, 2023 was primarily due to accretion of investments in marketable debt securities. Other expense, net, of $15.5 million for the nine months ended September 30, 2023, was primarily due to unrealized losses on certain marketable and non-marketable investments. Other income, net, of $18.8 million and $71.0 million during the three and nine months ended September 30, 2022, respectively, was primarily due to recording an unrealized gain of $59.8 million during the first quarter of 2022, arising from the revaluation of a non-marketable investment. Other expense (income), net, also includes foreign exchange losses and amortization of investments in marketable debt securities.

Segment Results

The Company has two reportable segments, Square and Cash App. The results of Afterpay have been equally allocated to the Square and Cash App segments as management has determined the BNPL platform contributes equally to both the Square and Cash App platforms. In the fourth quarter of 2023, the Company changed its management reporting structure and moved the business activities and management of the BNPL platform fully under Cash App. Refer to Note 19, Segment and Geographical Information within Notes to the Condensed Consolidated Financial Statements for more details.

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue	$1,982,352	$1,774,522	$207,830	12%	$5,579,020	$4,943,751	$635,269	13%
Cost of revenue	1,083,383	991,554	91,829	9%	3,021,495	2,744,123	277,372	10%
Gross profit	$898,969	$782,968	$116,001	15%	$2,557,525	$2,199,628	$357,897	16%

Revenue

Revenue for the Square segment for the three and nine months ended September 30, 2023 increased by $207.8 million, or 12%, and $635.3 million, or 13%, compared to the three and nine months ended September 30, 2022, respectively. The increase was primarily due to growth in Square GPV from both card-present and card-not-present volumes as well as revenue generated from the BNPL platform following the acquisition of Afterpay.

Cost of Revenue

Cost of revenue for the Square segment for the three and nine months ended September 30, 2023 increased by $91.8 million, or 9%, and $277.4 million, or 10%, compared to the three and nine months ended September 30, 2022, respectively. Transaction-based costs during the three and nine months ended September 30, 2023 were affected by more favorable interchange economics, which offset a higher percentage of card-present and credit card transactions, which are less favorable to our economics on a per transaction basis.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and nine months ended September 30, 2023 and September 30, 2022 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net revenue	$3,584,958	$2,684,884	$900,074	34%	$10,412,707	$7,769,361	$2,643,346	34%
Cost of revenue	2,601,100	1,910,414	690,686	36%	7,529,566	5,666,338	1,863,228	33%
Gross profit	$983,858	$774,470	$209,388	27%	$2,883,141	$2,103,023	$780,118	37%

Revenue

Revenue for the Cash App segment for the three and nine months ended September 30, 2023 increased by $900.1 million, or 34%, and $2.6 billion, or 34%, compared to the three and nine months ended September 30, 2022, respectively. The increase was due to growth in bitcoin revenue, Cash App's financial service-related products, including Cash App Card and Cash App Instant Deposit volumes, as well as interest earned on customer funds. Bitcoin revenue has and will fluctuate depending on customer demand, as well as changes in the market price of bitcoin. The increase in the three months ended September 30, 2023 was driven by an increase in both the average market price of bitcoin and the quantity of bitcoin sold to customers compared to the three months ended September 30, 2022. The increase in the nine months ended September 30, 2023 was due to an increase in the quantity of bitcoin sold, partially offset by a decrease in the average market price of bitcoin compared to the nine months ended September 30, 2022. While bitcoin contributed 68% and 67% of Cash App revenue for the three and nine months ended September 30, 2023, respectively, gross profit generated from bitcoin was 5% of Cash App gross profit in those same periods.

Excluding $2.4 billion and $7.0 billion in bitcoin revenue for the three and nine months ended September 30, 2023, respectively, Cash App revenue increased by $239.2 million, or 26%, and $944.6 million, or 38%, in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and nine months ended September 30, 2023 increased by $690.7 million, or 36%, and $1.9 billion, or 33%, compared to the three and nine months ended September 30, 2022, respectively. The increase was due to the items referenced within the revenue discussion. Excluding $2.4 billion and $6.8 billion in bitcoin cost of revenue in the three and nine months ended September 30, 2023, respectively, Cash App cost of revenue increased by approximately $37.8 million, or 21%, and $182.2 million, or 36%, in the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively.

Liquidity and Capital Resources

Liquidity Sources

As of September 30, 2023, we had approximately $8.1 billion in available funds, including an undrawn amount of $775.0 million available under our revolving credit facility. Additionally, we had $1.7 billion available under our warehouse funding facilities. Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including the proposed share repurchase plan of $1.0 billion. As of September 30, 2023, we were in compliance with all covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$5,112,293	$4,544,202
Short-term restricted cash (i)	572,754	639,780
Long-term restricted cash	71,946	71,600
Customer funds cash and cash equivalents	2,913,737	3,180,324
Cash, cash equivalents, restricted cash, and customer funds	8,670,730	8,435,906
Investments in short-term debt securities	1,161,144	1,081,851
Investments in long-term debt securities	426,202	573,429
Cash, cash equivalents, restricted cash, customer funds, and investments in marketable debt securities	$10,258,076	$10,091,186

(i) As of September 30, 2023, the Company has invested $195.1 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. As of September 30, 2023, we had $10.3 billion of cash and cash equivalents, restricted cash, customer funds cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are funds we are holding on behalf of customers that are separate from the Company's corporate funds and are not available for corporate purposes. Investments in marketable debt securities were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale. Excluding customer funds and undrawn amounts under our revolving credit facility, our total liquidity as of September 30, 2023 was $7.3 billion.

As of September 30, 2023, the Company has purchased a cumulative $220.0 million in bitcoin for investment purposes. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our investment in bitcoin relative to our balance sheet. As bitcoin is considered an indefinite-lived intangible asset, under the accounting policy for such assets, we are required to recognize any decreases in market prices below carrying value as an impairment charge, with any mark up in value or reversal of impairment prohibited if the market price of bitcoin subsequently increases. We recorded no impairment charges in the three and nine months ended September 30, 2023. As of September 30, 2023, the cumulative impairment charges to date were $117.7 million and the fair value of our investment in bitcoin was $216.5 million based on observable market prices, which was $114.0 million in excess of the Company's carrying value of $102.5 million after impairment charges.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments.

Senior Notes and Convertible Notes

As of September 30, 2023, we held over $4.2 billion in aggregate principal amount of debt, comprised of $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 13, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

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

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.7 billion on a revolving basis, of which $0.9 billion was drawn as of September 30, 2023. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

Cash, Restricted Cash, and Working Capital

We believe that our existing cash and cash equivalents, investment in marketable debt securities, and availability under our line of credit will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, and planned capital expenditures for at least the next 12 months. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible notes and senior notes; and we may do so in the future. However, such funding may not be available on terms acceptable to us or at all.

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

Short-term restricted cash of $572.8 million as of September 30, 2023 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $71.9 million as of September 30, 2023 is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

We experience significant day-to-day fluctuations in our cash and cash equivalents due to fluctuations in settlements receivable and customers payable, and hence working capital. These fluctuations are primarily due to:

•Timing of period end. For periods that end on a weekend or a bank holiday, our cash and cash equivalents, settlements receivable, and customers payable balances typically will be higher than for periods ending on a weekday, as we settle to our sellers for payment processing activity on business days; and

•Fluctuations in daily GPV. When daily GPV increases, our cash and cash equivalents, settlements receivable, and customers payable amounts increase. Typically our settlements receivable and customers payable balances at period end represent one to four days of receivables and disbursements to be made in the subsequent period. Customers payable, excluding amounts attributable to Cash App stored funds, and settlements receivable balances typically move in tandem, as pay-out and pay-in largely occur on the same business day. However, customers payable balances will be greater in amount than settlements receivable balances due to the fact that a subset of funds are held due to unlinked bank accounts, risk holds, and chargebacks. Customer funds obligations, which may be impacted by the timing of period end, number of processors used and processing times, are included in customers payable and may also cause customers payable to trend differently than settlements receivable. Holidays and day-of-week may also cause significant volatility in daily GPV amounts.

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 12, Bitcoin Held for Other Parties within Notes to the Condensed Consolidated Financial Statements, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of September 30, 2023, the safeguarding obligation liability related to bitcoin held for other parties was $676.4 million. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. Staff Accounting Bulletin No. 121 ("SAB 121") also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$898,884	$130,534
Net cash provided by investing activities	404,968	1,505,250
Net cash used in financing activities	(1,040,573)	(881,408)
Effect of foreign exchange rate on cash and cash equivalents	(28,455)	(94,972)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$234,824	$659,404

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, cash provided by operating activities was $898.9 million. Net loss of $178.9 million was adjusted for the add back of net non-cash expenses of $1.4 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and losses on revaluation of equity investments, all of which contributed positively to operating activities. This was offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $357.1 million, net outflows from loan products of $320.9 million, the change in deferred income taxes of $86.6 million, and changes in other assets and liabilities of $21.2 million primarily due to the timing of period end.

For the nine months ended September 30, 2022, cash provided by operating activities was $130.5 million. Net loss of $435.4 million was adjusted for the add back of non-cash expenses of $1.1 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; bitcoin impairment losses; and non-cash lease expenses, all of which contributed positively to operating activities. This was partially offset by the foreign exchange impact on consumer receivables and certain intercompany loans, gains on revaluation of equity investments, and the change in deferred income taxes. Additionally, there were net outflows from the repayment and forgiveness of PPP loan, as well as changes in other assets and liabilities of $479.0 million, primarily due to timing of period end.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily relate to business acquisitions, consumer receivables, capital expenditures to support our growth, and investments in marketable debt securities.

For the nine months ended September 30, 2023, cash provided by investing activities was $405.0 million, primarily due to net proceeds from the sales and maturities of marketable securities of $1.0 billion and a net inflow related to consumer receivables of $412.4 million. These were partially offset by the purchases of marketable debt securities, property and equipment, and other investments of $934.9 million, $99.5 million, and $7.3 million, respectively.

For the nine months ended September 30, 2022, cash provided by investing activities was $1.5 billion, primarily due to the net proceeds from the sales and maturities of marketable securities including investments from customer funds of $1.4 billion, the net cash acquired through acquisitions during the period including Afterpay of $539.5 million, and a net inflow related to consumer receivables of $252.9 million. These were partially offset by the purchases of marketable debt securities, property and equipment and other investments of $521.7 million, $121.7 million, and $39.1 million, respectively.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, cash used in financing activities was $1.0 billion primarily as a result of the cash payment of $461.8 million to settle the 2023 Convertible Notes in May 2023, net repayments from Warehouse Facilities borrowings of $403.1 million, a change in customer funds of $266.6 million, as well as net outflows for other financing activities of $20.0 million and the repayment and forgiveness of PPP loans of $16.8 million, respectively. These were partially offset by proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $70.4 million, and a net increase in interest-bearing deposits of $57.2 million.

For the nine months ended September 30, 2022, cash used in financing activities was $881.4 million primarily as a result of the payment to redeem convertible notes assumed upon the acquisition of Afterpay of $1.1 billion, repayments of the Paycheck Protection Program Liquidity Facility advances of $466.4 million, partially offset by net proceeds from Warehouse Facilities borrowings of $400.7 million, and a change in customer funds of $152.7 million.

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

There were no significant changes in our critical accounting estimates during the fiscal quarter ended September 30, 2023 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Risks Related to Our Business and Our Industry

Our growth rate has slowed at times and may slow or decline in the future, and our growth rates in each of our reporting segments may vary. Future revenue and gross profit growth depends on our ability to retain existing sellers and customers, attract new sellers and customers, and increase sales to both new and existing sellers and customers.

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could potentially negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers, changes to our systems, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

During the nine months ended September 30, 2023 and September 30, 2022, we generated a net loss of $178.9 million and net loss of $435.4 million, respectively. As of September 30, 2023, we had an accumulated deficit of 737.0 million.

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

From time to time, we have made and may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long term. For example, from time to time, we have implemented expense cuts and reduced hiring to, among other things, align our cost structure with our business and longer term strategies, which may increase expenses in the short term and impact our ability to grow or quickly develop and introduce products. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

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

The introduction and promotion of new products and services, as well as the promotion of existing products and services, may be partly dependent on our visibility on third-party advertising platforms, such as Google, Facebook, or X. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brands more expensive or more difficult. If we are unable to market and promote our brands on third-party platforms effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire sellers for Square. Our ability to acquire new sellers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

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

We intend to continue to broaden the scope of products and services we offer. However, we may not be successful in maintaining or growing our revenue, or deriving any significant new revenue streams from these products and services. Failure to successfully broaden the scope of products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will grow in revenue or contribute to our profitability. Our offerings may present new and difficult technological, operational, and regulatory risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. For example, some of our Cash App products are intended to make investing in certain assets, such as bitcoin, stocks, and exchange-traded funds, more accessible. However, as a result, our customers who use these Cash App products may experience losses or other financial impacts due to, among other things, market fluctuations in the prices of bitcoin and stocks. If our customers are adversely affected by such risks, they may cease using Cash App altogether and our business, brand, and reputation may be adversely affected. Moreover, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Our expansion into newer markets may not lead to growth and may require significant investment of financial resources and of management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for payments and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, cryptocurrencies, tokenization (e.g., replacing sensitive data such as payment card information with symbols (tokens) to keep the data safe), blockchain, and artificial intelligence ("AI"), including machine learning.

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

We may experience material and adverse impacts to our business as a result of the global economic impacts of financial distress in the cryptocurrency market, such as bankruptcies filed by certain cryptocurrency market participants, including the loss of customer trust in cryptocurrencies and any recession or economic downturn that has occurred or may occur in the future.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin, subject us to additional risks related to any further disruption or downturns in the cryptocurrency markets and the resulting impact on customer and investor behavior. Deteriorations in the cryptocurrency markets may have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of bitcoin or the cryptocurrency markets.

Acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions we enter into could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest in, businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems or geographic territories. As we grow, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have done historically. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, including risks that:

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

•we may not realize the expected benefits or synergies from the transaction in the expected time period, or at all, which may result in impairment charges, costs of winding down acquired operations or other negative impacts to our business;

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

•our ability to deliver on our strategy; and

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, such as AI, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act) (HIPAA), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products and services. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, or technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data, our reputation may be harmed and we may be subject to significant fines, penalties or judgments. The growing use of AI in our products and services presents additional risks. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, our use of AI may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents.

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

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects and errors in our customer-facing software and hardware, internal systems, external facing communications, manual processes, and technical integrations with third-party systems, including as a result of ordinary course updates to our software and systems, and new errors or vulnerabilities may be introduced in the future. From time to time, such errors or defects in our software, hardware, systems, or external facing communications, including as a result of human errors, have negatively impacted our customers’ experience with us and led to negative publicity and harm to our brand and reputation. In connection with any such defects or errors, we may also face government inquiries or investigations, claims and litigation, and we may incur additional costs or expenses to remediate the issues. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited, and it is uncertain what effect such diminished control will have on the quality of our products. If there are defects in the manufacture of our hardware products, we may face similar negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our and our customers’ businesses. Software and system errors, or human errors, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, cause pricing irregularities or prevent us from collecting transaction-based fees, or negatively impact our ability to serve our customers, all of which have occurred in the past. Similarly, security breaches or incidents, which may be caused by or result from cyber-attacks by hackers or others, computer viruses, worms, ransomware, other malicious software programs, security vulnerabilities, employee or service provider theft, misuse or negligence, phishing, identity theft or compromised credentials, denial-of-service attacks, or other causes, have from time to time impacted our business and could disrupt the proper functioning of our software products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive data of ours or our customers, and other destructive outcomes. Moreover, security breaches or incidents or errors in our hardware or software design or manufacture could cause product safety issues typical of consumer electronics devices. Any of the foregoing issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in reimbursement obligations, lawsuits and other liabilities and losses, any of which could have a material and adverse effect on our business.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, we may incur significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent or persistent interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, certain Cash App functions are available to customers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker, bank partners, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, provide liquidity for Cash App’s feature that permits our customers to buy and sell bitcoin, and the provision of information and other elements of our services. For example, we rely on a limited number of acquiring processors in some of the jurisdictions in which we offer our services. We are in the process of transitioning one of our acquiring processors, and we frequently review and assess third-party partners that provide services. Adding or transitioning to new acquiring or issuing processors or other third-party providers may significantly disrupt our business or increase our costs. We have also in the past experienced outages with third parties we have worked with, which have affected our ability to provide services and process payments, including for cards issued under our own brands. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services or renew our agreements with them on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

•identifying and mitigating new and developing risks;

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

The metrics we use to measure our business are calculated using internal company data based on the activity we measure on our platforms and may be compiled from multiple systems, including systems that are organically developed or acquired through business combinations. There are inherent challenges and limitations in measuring our business globally at scale, and the methodologies used to calculate our metrics inherently require certain assumptions and judgments. For example, we currently identify a Cash App transacting active as a Cash App account that has at least one financial transaction using any product or service within Cash App during a specified period although certain of these accounts may share an alias identifier with one or more other transacting active accounts (for example, families sharing one alias identifier or one customer with multiple accounts). Examples of transactions include sending or receiving a peer-to-peer payment, transferring money into or out of Cash App, making a purchase using Cash App Card, earning a dividend on a stock investment, paying back a loan, among others. We regularly review our processes for calculating these metrics, and from time to time we may make adjustments to improve their accuracy or relevance. Further, as our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. If investors, customers or other stakeholders do not believe our reporting metrics accurately reflect our business or they disagree with our methodologies, our reputation may be harmed and our business may be adversely impacted.

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

Further, our suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges. Such suppliers and third parties may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet end customer demands or collect revenue or otherwise could harm our business. Furthermore, our investment portfolio, which includes U.S. government and corporate securities, is subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by certain events that affect the global financial markets. If global credit and equity markets decline for extended periods, or if there is a downgrade of the securities within our portfolio, our investment portfolio may be adversely affected and we could determine that our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results. In addition, from time to time we have reduced expenses and needed to restructure or reorganize certain portions of our operations in order to align our business with market conditions and our strategies, any of which can result in near term expense and harm to our growth prospects. Thus, if general macroeconomic conditions deteriorate, our business and financial results could be materially and adversely affected.

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

As of September 30, 2023, we had $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

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

As of September 30, 2023, we have made cumulative investments in bitcoin of $220.0 million. We may make additional bitcoin purchases in the future. The price of bitcoin has been highly volatile and may continue to be volatile in the future, including as a result of various associated risks and uncertainties. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of the bitcoin we hold continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales and use, gross receipts, franchise, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States, which introduced, among provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service. Although we do not anticipate the new corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, gross receipts, franchise, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total $600 or more in a year for a given seller, which reporting requirement applies to Square and Cash for Business accounts. The new threshold is currently expected to apply to transactions occurring in 2023, subject to any changes implemented by the Internal Revenue Service. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of September 30, 2023, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, personal income tax filing, fraud detection, consumer protection, anti-money laundering, anti-bribery and anti-corruption, escheatment, sanctions regimes and export controls, privacy, data protection and information security, fiscalization and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

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

The regulation of BNPL products is evolving, and it is possible that states or countries pass new or additional regulations or additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards that could adversely impact our BNPL products or the way we operate our BNPL platform. In addition, the Consumer Financial Protection Bureau (“CFPB”) recently announced plans to regulate companies offering BNPL products. Increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets.

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

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights. Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks and the terms and conditions of statutory licenses, we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future, particularly as new technologies such as generative AI impact the industries in which we operate. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Legal and regulatory changes in this area may also present uncertainty and risk. For instance, the Unified Patent Court in the European Union creates an opportunity to efficiently resolve such claims in a specialized forum, while also introducing limited operational uncertainty as the court’s procedures and processes scale. Regardless of the forum, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material and adverse effects on our business, operating results, and financial condition.

Increased scrutiny from investors, regulators, and other stakeholders relating to environmental, social, and governance issues could result in additional costs for us and may adversely impact our reputation.

Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: driving financial inclusion throughout our ecosystem and in our communities, taking climate action for a more resilient and sustainable future, advancing inclusion and diversity across our distributed workplace, and designing corporate governance to promote trust and long-term value, and we publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to increasing the diversity of our workforce and one of our climate change goals is to have net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. To the extent that our required or voluntary disclosures about ESG matters increase, we could also be criticized or face claims regarding the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted, or we could face claims regarding our policies and programs. In addition, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52.33% of the voting power of our combined outstanding capital stock as of September 30, 2023. Our executive officers and directors and their affiliates held approximately 52.95% of the voting power of our combined outstanding capital stock as of September 30, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended September 30, 2023, the following officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 17, 2023, Amrita Ahuja, our Chief Operating Officer and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 178,854 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 22, 2024, or earlier if all transactions under the trading arrangement are completed.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

BLOCK, INC.

Date:	November 2, 2023	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)