Form 10-K
period 2023-12-31
Block, Inc.
filed 2024-02-22
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2023 as reported by the New York Stock Exchange on such date was approximately $38.5 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 16, 2024, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 555,180 and 60,513, respectively.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.
1 We have adopted a distributed work model and, therefore, have no formal headquarters. This address represents our "principal executive office," which we are required to identify under Securities and Exchange Commission rules.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial and operating performance, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, our expectations regarding product launches, the expected impact of the integration of Afterpay Limited ("Afterpay"), trends in our markets and the continuation of such trends, our expectations related to our plans to cap our employee base, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters and the adequacy of reserves for such matters, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

PART I
ITEM 1. BUSINESS

Our Business

At Block, Inc. (together with its subsidiaries, "Block" or "we"), we are building an ecosystem of ecosystems, each focused on distinct customer audiences. We define an ecosystem as a set of tools and services that work together cohesively, often positively reinforcing one another. This helps create resilient relationships with customers as they use our tools and services to satisfy multiple needs. Our ecosystems are united by our shared purpose of economic empowerment, with each ecosystem serving different people — sellers, consumers, artists, fans, and developers. As we scale, we are focused on investing in developing connections between our ecosystems and by creating more connections to increase the resilience of our overall company.

On December 1, 2021, we changed our corporate name from Square, Inc. to Block, Inc. Block is the name for the company as a corporate entity. Since our start in 2009 with the Square business, we have added Cash App, TIDAL, and TBD as businesses.

Our two reportable segments are Square, formerly referred to as Seller, and Cash App, which reflects our two primary ecosystems and the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. We have historically allocated the financial results from our buy now, pay later ("BNPL") platform equally to the Cash App and Square segments. In the fourth quarter of 2023, we changed our management reporting structure and moved the business activities and management of our BNPL platform fully under Cash App. We believe that this transition will allow us to better focus on consumer based commerce as well as the development of its financial tools within Cash App.

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

Cash App Ecosystem

Cash App provides an ecosystem of financial products and services to help consumers manage their money. Cash App’s goal is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of financial services focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, borrow or save their money with Cash App.

Emerging Ecosystems

We are also making modest investments in two relatively nascent and emerging ecosystems related to TIDAL and bitcoin, in order to serve new audiences.

TIDAL Ecosystem

In 2021, we completed the acquisition of a majority ownership interest in TIDAL, expanding our purpose of economic empowerment to artists. TIDAL is a global platform for musicians and their fans that uses unique content, experiences, and features to bring fans closer to artists and to provide artists with tools to succeed as entrepreneurs. TIDAL offers an extensive catalog of more than 132 million songs and 774,000 high-quality videos. TIDAL has a global presence with listeners in more than 60 countries and relationships with more than 200 labels and distributors.

Bitcoin Ecosystem

Our bitcoin ecosystem includes TBD, which is an open developer platform focused on making the decentralized financial world accessible for everyone, our bitcoin hardware projects, which include Bitkey, a self-custody bitcoin wallet, a bitcoin mining system, Spiral, an independent team focused on contributing to bitcoin open source work. We believe our bitcoin ecosystem can help address inefficiencies in the current financial system, especially with respect to identity and trust.

Our Customers

Our Square Sellers

Square sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from sole proprietors to multinational businesses. Square sellers span geographies, including the United States, Canada, Japan, Australia, New Zealand, the United Kingdom, Ireland, France, and Spain. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings. We are also increasingly serving mid-market sellers, which we define as sellers that generate more than $500,000 in annualized Square Gross Payment Volume (“Square GPV”), due to our ability to offer more flexible and complex solutions than traditional alternatives, as well as a growing product suite. For the years ended December 31, 2023, 2022, and 2021, none of our customers accounted for greater than 5% of Square GPV. We define Square GPV as the total dollar amount of all card payments processed by sellers using Square, net of refunds, and ACH transfers.

In the year ended December 31, 2023, more than 4 million sellers used the Square ecosystem to make 4.0 billion individual sales transactions totaling $209.6 billion of Square GPV. These sales transactions originated from 733 million payment cards, across 271 million buyer profiles.

The charts below show the percentage mix of our Square GPV by seller industry and seller size for the year ended December 31, 2023:

SQUARE GPV BY INDUSTRY CHART
8% Home & Repair
12% Other
32% Food & Drink
9% Healthcare & Fitness
10% Beauty & Personal Care
18% Retail
11% Professional Services

SQUARE GPV MIX BY SELLER SIZE
13%
17%
20%
24%
28%
30%
37%
39%
40%
26%
27%
28%
28%
28%
30%
29%
29%
29%
61%
57%
52%
48%
44%
40%
34%
33%
32%
Q4 2015
Q4 2016
Q4 2017
Q4 2018
Q4 2019
Q4 2020
Q4 2021
Q4 2022
Q4 2023
>$500K Annualized GPV
$125K–$500K Annualized GPV
<$125K Annualized GPV

Our Cash App Customers

As of December 2023, Cash App had 56 million monthly transacting actives across the United States and the U.K. In 2023, across the iOS App Store and Google Play, Cash App was the number one finance app and the number ten app overall in the United States, based on downloads. Cash App has a diverse mix of customers, and in the United States, Cash App had monthly transacting actives in each of the 50 states and nearly every county as of December 2023.

In 2023, Cash App transacting actives brought more than $248 billion in inflows into Cash App. Customers can fund their Cash App accounts with inflows in a variety of ways, including by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service, transferring money from a bank account, depositing mobile checks, adding physical cash at participating retailers, and receiving a recurring paycheck by direct deposit. In 2023, each Cash App monthly transacting active brought in an average of $384 of inflows in a given month during the year. A transacting active is a Cash App account that has at least one financial transaction using any product or service within Cash App during the specified period. Examples of transactions include sending or receiving a peer-to-peer payment, transferring money into or out of Cash App, making a purchase using Cash App Card, earning a dividend on a stock investment, and paying back a loan, among others. Certain of these accounts may share an alias identifier with one or more other transacting active accounts. This could represent, among other things, one customer with multiple accounts or multiple customers sharing one alias identifier (for example, families).

CASH APP MONTHLY TRANSACTING ACTIVES
3M
7M
15M
24M
36M
44M
51M
56M
DEC 2016
DEC 2017
DEC 2018
DEC 2019
DEC 2020
DEC 2021
DEC 2022
DEC 2023

CASH APP ANNUAL INFLOWS
$52B
$116B
$179B
$203B
$248B
2019
2020
2021
2022
2023

Our Products and Services

Square Ecosystem

Our Square ecosystem consists of more than 30 distinct software, hardware, and financial services products that provide cohesive Commerce, Customer Relationship Management, Staff Management, and Banking capabilities. Our products are designed to be self-serve and intuitive to make initial setup and new employee training fast and easy, although we also offer full-service setup and support. They are also flexible enough to serve the needs of both small, single location and large, complex multi-location sellers. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and finances. We believe the breadth and depth of our products and services provide us unique advantages in best serving the needs of our sellers through a holistic view of their businesses. We supplement these first party capabilities with our open developer platform that enables integrations with third-party applications. We monetize these products through a combination of transaction, subscription, and service fees.

Strategic Priorities: Our focus for Square is on four priorities: maintaining our secure, and flexible multi-product platform, providing a “local” experience to sellers of all sizes, growing with artificial intelligence (“AI”), and further developing our banking offering.

•Platform: It is critical that we have a strong foundation to build upon to serve external customers through our developer platform and partner ecosystem, and our internal team's first party products. This includes increasing reliability of our platform and also introducing products and features that are most important to our customers.

•Local: Our go-to-market strategy is focused on verticals with a local approach, specifically restaurants and services-based businesses. Growing upmarket has shown us that even larger sellers want to feel authentic to their buyers. We can enable this type of robust offering through our technology and by improving the onboarding process through sales and account management.

•Artificial Intelligence (AI): We are focused on enabling growth by leveraging AI to increase productivity and outcomes for our sales and marketing, customer service, and engineering efforts, in addition to building features that help sellers grow their businesses.

•Banking: Our robust banking offering primarily helps our sellers manage cash flow and grow their business through our lending capabilities. We will continue to drive trust with our sellers, and build products and features that help with sellers accessing funds securely and timely.

SQUARE 6

The Square solution

A cohesive ecosystem of integrated software, hardware, and financial services

Staff
- Team Comms
- Shifts
- Payroll
- Team Mgmt
- Next Insurance
- Checkr
- Guideline
- Simply Insured
- 7Shifts
- Homebase

Customers
- On-Demand Delivery
- Seller-Powered Delivery
- Marketing
- Loyalty
- Afterpay
- Photo Studio
- Gift Cards
- Messages
- DoorDash
- Uber Eats
- ClassPass
- MailChimp
- Apple

SUPER HOT SALSA

Banking
- Loans
- Savings
- Checking
- Credit Card

Commerce
- Online Checkout
- eCommerce APIs
- Invoices
- Order Manager
- Square for Restaurants
- In-Person APIs
- Virtual Terminal
- Square Online
- Kitchen Display System
- Square for Retail
- Point of Sale
- Payments
- Terminal
- Appointments
- SkuIQ
- Google Business Profile
- Wix
- Faire
- Instagram
- WooCommerce
- SimpleTix

- Square Capability
- First-Party Offering
- Third-Party Partner

Commerce

Square's commerce products help sellers make sales and track orders, inventory, and fulfillment across in-person and online channels, as well as first-party and third-party channels. Most of our Square software products have a free tier (without a subscription fee), which we monetize only through transaction fees on card payments. Most software products also have premium tiers with additional functionality, which we monetize through subscription fees in addition to transaction fees on payments.

•Square for Restaurants is a vertical solution tailored for both quick-service and full-service restaurants. It includes table, order, and course management; a kitchen display system; and revenue and cost reporting.

•Square Appointments is a vertical solution tailored for appointment-based businesses that need a point-of-sale application with integrated booking capabilities. Square Appointments includes a free online booking site so buyers can easily schedule appointments and select their preferred time, service, and staff member. It is also integrated with Square Assistant, an AI-enabled automated messaging tool that responds to buyers efficiently and professionally, saving sellers' time and helping prevent missed appointments.

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

•BNPL helps drive net new demand to sellers via discovery in the Afterpay app and has historically increased average conversion rates and average transaction sizes for new and existing customers across online and in-store channels.

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

•Square Lending provides a platform of lending products to qualified Square sellers. Square Loans (formerly Square Capital) facilitates loans to qualified Square sellers through our subsidiary Square Financial Services, Inc. (“SFS Financial Services”), which is an industrial loan company (“ILC"). Square Loans eliminates the lengthy (and often unsuccessful) loan application process. We are able to approve sellers for these loans by using our unique data set of the seller’s Square transactions to help facilitate loan underwriting and collections, which mitigates risks. Generally, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are sized to be less than 20% of a seller's expected annual Square GPV and, by simply running their business, sellers historically have repaid their loans within nine months on average. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis, which mitigates our balance sheet and liquidity risk. Since its public launch in May 2014, Square Loans has facilitated more than 2.2 million loans and advances, representing more than $16.2 billion in principal amount loaned or advanced. This includes approximately 150,000 loans to small businesses representing more than $1.5 billion of Paycheck Protection Program (“PPP”) loans facilitated in 2020 and 2021, excluding canceled loans. We launched Square Credit Card in 2023 to provide another lending option.

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

Strategic Priorities

Cash App sits at the intersection of three traditionally-distinct use cases: financial services, community based transactions (peer-to-peer payments) and commerce. Our approach for Cash App is to combine these three areas together in a unique manner to define a new product category and reinvent banking for our customers. Our primary focus with Cash App, in alliance with our bank partners, is on earning the primary banking relationship of our existing customer base in the U.S.

Customers can use Cash App to inflow funds in a variety of ways, including by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service, transferring money from a bank account, depositing mobile checks, adding physical cash at participating retailers, receiving a recurring paycheck by direct deposit, and through other inflow channels. These funds can then be sent to another customer through the app, spent anywhere that accepts Visa cards or Cash App Pay, withdrawn from an ATM using the Cash App Card, invested in stocks or exchange-traded funds (“ETFs”), used to buy bitcoin, or transferred to a bank account (either instantly for a fee or for free in one to three days).

Inflows
Paper Checks
Direct Deposit
Cash-In
Taxes
Paper Money
P2P
Deposit BTC
Balance
Outflows
Instant Deposit
ATM
BTC
P2P
Cash App Card
Stocks
Revenue streams

Financial Services

We serve our customers through a broad suite of financial services, and earning their trust is a key factor in how we can deepen our financial relationship with them. The breadth of our financial service offerings allows us to increase our share of wallet as well as expand our customer base to serve a wider variety of demographics. We develop trust with customers by offering reliable, easy, and secure access to their accounts and convenient support. We also adapt the amount of funds a customer can bring in through specific channels based on risk profile, and as we improve our understanding of a customer’s identity. We believe building and maintaining deep trust with our customers will drive greater product adoption and increased inflows into our ecosystem.

Banking Services

•Cash App Card is a debit card, issued by our bank partner, and linked directly to a customer’s Cash App balance. Customers can order a Cash App Card for free and use it anywhere that accepts Visa cards to make purchases, drawing down from the funds stored in their Cash App balance. Cash App earns interchange fees when individuals make purchases with their Cash App Card. Customers can select new or promotional Cash App Card designs for a fee, and can also withdraw funds from an ATM using the Cash App Card. Customers can also purchase and send gift cards at specific merchants to other customers, and recipients can spend them with their Cash App Card.

•Direct deposit capabilities, in alliance with our partner bank and system processor, allow customers to receive their recurring paycheck, tax refund, or government disbursement into their Cash App account, which they can then use to send, spend, store, or invest.

•Savings allows customers to hold a separate savings balance at our bank partner, and easily set and track towards financial goals. Customers can add money to Savings using their Cash App balance, a linked debit card, or through Round Ups on purchases with Cash App Card.

•Cash Boost is a free and instant rewards program that offers customers discounts at specific businesses (e.g., 10% off a purchase on DoorDash) or at certain business types (e.g., grocery stores). Customers can select the Cash Boost they want to apply to their Cash App Card, and the discount is instantly applied to their Cash App balance for eligible transactions. Some Cash Boosts are selected and funded by Cash App, while others are funded by our partners. Costs related to the Cash Boost rewards program that are funded by Cash App are recognized as reductions to revenue.

Lending

We believe credit is an area within our financial services offerings where we can provide simple, fair, and accessible products that promote financial health. Cash App Borrow, our first credit product for consumers, allows customers to access short-term loans for a small fee. The product offers eligible Cash App customers up to $500 during a given month that they can pay back in scheduled installments or as a percentage of what they receive into Cash App. We determine a Cash App customer’s eligibility based on prudent risk management by using our unique data set that includes a customer’s inflows and engagement on Cash App. The average Cash App Borrow loan was repaid in less than four weeks in 2023.

Tax Preparation

Cash App Taxes provides a seamless, mobile-first solution for consumers to file their taxes for free.

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

Bitcoin

We have a simple bitcoin exchange and custody solution that provides customers with an onramp and offramp to buy and sell bitcoin with Cash App for as little as $1 and a custodial account to store it securely without needing to keep track of any private keys. Our solution offers features that allow customers to complete auto buys and custom limit orders, as well as direct deposit to auto-convert their paycheck into bitcoin and earn instant bitcoin rewards on Cash App Card purchases.

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

Commerce

Cash App is focused on driving greater commerce between consumers and merchants. Our BNPL platform facilitates commerce between retail merchants and consumers by allowing its retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. Our BNPL platform serves as a connection point between our Square and Cash App ecosystems as we build out a marketplace that acts as a shopping destination for consumers to search for merchants and find offers. Our BNPL platform provides consumers the ability to get desired items now but pay for them later, while simultaneously helping merchants increase sales and order values. We have a range of products across our BNPL platform.

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

•Advertising and affiliate: Our BNPL platform generates hundreds of millions of leads each year for merchants and has channeled this demand towards scaling an ads and affiliate program for its merchants: for affiliate relationships, we receive a commission when a consumer begins their shopping journey in the Afterpay App and makes a purchase. We may also receive digital advertising revenue based on clicks to a merchant site from the Afterpay App as well as flat fees for premium ad placements.

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

Cash App Pay

Cash App Pay is a simple, mobile-friendly way for Cash App customers to pay at merchants across online and in-person channels. As of December 2023, Cash App Pay is enabled for a subset of Square sellers that are using certain Square hardware and software products, as well as a subset of Afterpay merchants, and most recently launched with large payment service providers who can offer it to their merchants. With Cash App Pay, Cash App customers can pay by simply scanning a QR code or tapping a button on their mobile device at checkout.

Business Accounts

Cash App allows business accounts to collect payments for their business by accepting peer-to-peer transactions for a fee, while allowing higher weekly limits and providing relevant tax reporting forms.

Sales and Marketing

Square Ecosystem

The Square ecosystem has a strong brand affinity among its sellers. Our Net Promoter Score (“NPS”) has averaged 54 over the past four quarters, which is nearly double the average score for banking providers. Our high NPS means Square sellers recommend our services to others, which we believe strengthens the Square brand and helps drive efficient customer acquisition.

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

In addition to direct channels, we work with third-party developers and other partners who offer our solutions to their customers. Partners expand our addressable market to sellers with individualized or industry-specific needs. Through the Square App Marketplace, Square partners are able to expand their own addressable market by reaching the millions of sellers using Square. As of December 31, 2023, Square had nearly 1,000 managed partners connected to its platform.

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

Additionally, we see the launch and advertising of new Cash App features as an important way to attract new customers and engage existing customers. Features such as Cash App Card and Boost rewards, bitcoin buying and selling, investing in stocks and ETFs, cross-border payments, Cash App Pay, and a tax preparation service enhance Cash App’s utility for customers and provide reasons for consumers to try Cash App.

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
•Pen and paper, manual processes, and paper currency;
•Payroll processors; and
•Established or new alternative lenders.

Cash App Ecosystem

Cash App competes with other companies in peer-to-peer payments, debit and prepaid cards, credit card rewards, stock trading, tax filing, digital wallet, bitcoin exchanges, BNPL providers, and shopping and consumer demand generation. Our competitors include money transfer apps, prepaid debit card offerings, brokerage firms, tax firms, financial technology apps, banks, and crypto trading services.

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

We have developed a patent program and strategy to identify, apply for, and secure patents for innovative aspects of our products, services, and technologies where appropriate. We also actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. We intend to file additional patent applications as we continue to innovate through our research and development efforts and to pursue additional patent protection to the extent we deem it beneficial and cost-effective, including acquiring patent assets or licensing patent rights from third parties. In addition, we participate in a number of industry organizations that facilitate patent pools or non-assertion commitments, such as the Cryptocurrency Open Patent Alliance that we co-founded, LOT Network, and Open Invention Network.

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

Payments Regulation

Various laws and regulations govern the payments industry in the United States and globally. For example, certain jurisdictions in the United States require a license to offer money transmission services, such as Cash App’s peer-to-peer payments, and we maintain a license in each of those jurisdictions and comply with new license requirements as they arise. We are also registered as a “Money Services Business” with the U.S. Department of Treasury’s Financial Crimes Enforcement Network ("FinCEN"). These licenses and registrations subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state and federal regulatory agencies.

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

Anti-Money Laundering, Anti-Corruption, and Sanctions

We are subject to anti-money laundering ("AML"), anti-corruption, and economic, trade and sanctions laws and regulations in the United States and other jurisdictions in which we operate. The anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit companies from making or offering improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. Economic and trade sanctions programs that are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent applicable foreign authorities prohibit or restrict transactions to or from, or dealings with, specified countries, governments, individuals and entities that are specially designated nationals of those countries, including narcotics traffickers and terrorists or terrorist organizations. We have implemented an AML program designed to comply with the laws and regulations to which we are subject.

Bank Regulation

We obtained approval from the Federal Deposit Insurance Corporation ("FDIC") and the Utah Department of Financial Institutions to open an ILC. The opening of Square Financial Services, Inc., our ILC, in March 2021 subjects us to direct state and federal regulatory supervision and requires compliance with applicable banking regulations and requirements.

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

Virtual Currency Regulation

We are subject to certain licensing and supervisory frameworks as a result of our Cash App offering, through which customers can use their stored funds to buy, hold and sell bitcoin, and transfer bitcoin to and from Cash App. We currently hold a New York State BitLicense and a Virtual Currency Business License in Louisiana. The laws and regulations applicable to virtual currency are evolving and subject to interpretation and change. Therefore, our current and future virtual currency services may be or become subject to additional licensing, regulatory requirements and oversight by other state and federal authorities.

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

Additional Developments

Various legislative bodies and regulatory agencies in the United States and elsewhere in our international markets continue to examine a wide variety of issues that could impact our business, including privacy, data protection, information security, virtual currencies, identity theft, tax, marketing, and labor and employment matters. As our business continues to develop and expand, additional laws, rules and regulations may become relevant.

Seasonality

Historically, transaction-based revenue for our Square ecosystem has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. Subscription and services-based revenue generally demonstrates less seasonality than transaction-based revenue. Hardware revenue generally demonstrates less seasonality than transaction-based revenue, with most fluctuations tied to periodic product launches, promotions, or other arrangements with our retail partners.

Historically, our Cash App ecosystem has experienced improvements in revenue and gross profit related to the distribution of government funds as customers have deposited more funds into Cash App during these times, including during the first quarter when U.S. tax refunds are typically distributed. Certain products within Cash App may also experience stronger fourth quarters and weaker first quarters, such as our BNPL platform, which typically generates additional revenue and gross profit during the holiday season. Typical seasonality trends for the Cash App ecosystem are also impacted by bitcoin revenue, which is driven by customer demand and the current market price of bitcoin, and as such, may not be indicative of future performance and skew typical seasonality trends in the Cash App ecosystem.

Human Capital

Our employees are a driving force behind our purpose of economic empowerment. Attracting, developing, and retaining top talent remain a focus in the development of our human capital programs. As of December 31, 2023, we had 12,985 full-time employees worldwide with 3,154 full-time employees outside the US. We also engage temporary employees and consultants as needed to support our operations. In November 2023, we announced we would implement an absolute cap of 12,000 on the number of employees we have at our company. We plan to operate below this cap through a combination of performance management, centralizing teams and functions to reduce duplication, and prioritization of our scope. We expect to keep this cap in place until we believe the growth of the business has meaningfully outpaced the growth of our company.

We have a purpose-driven culture, with a focus on employee input and well-being, which we believe enables us to attract and retain exceptional talent. We offer learning and development programs for all employees, as well as a robust manager training program. Employees have the opportunity to actively voice their questions and thoughts through many internal channels, including our company townhall meetings and bi-annual employee engagement surveys. Our distributed work model means that we no longer have a designated headquarters location and, for the vast majority of roles, employees have the flexibility to work within or outside a Block office space. Our distributed work model has unlocked opportunities to hire and retain talent in more locations, as we can hire employees in locations where we do not have office space, and employees can continue to work for us if they need or want to relocate.

A key focus of our human capital management approach is our commitment to promoting inclusion and diversity in our workplace. In 2023, we equipped managers with tools to build and lead inclusive teams, expanded professional development opportunities for employees from traditionally underrepresented backgrounds, and continued to elevate diversity as a central component of our recruiting strategy. Each year, we publish our workforce demographics to show how far we have come, where there is room to grow, and how our workforce is evolving. The 2023 report is available at: https://block.xyz/inside/report-workforce-data-2023. The contents of the report and our websites are not incorporated by reference into this Annual Report on Form 10-K.

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

Corporate Information

Block was incorporated in Delaware in June 2009. In 2020, we adopted a distributed work model and we no longer have a designated headquarters location. Our principal executive office, which we are required to identify under Securities and Exchange Commission rules, is 1955 Broadway, Suite 600 Oakland, CA 94612. Our telephone number is (415) 375-3176. Our website is located at www.block.xyz, and our investor relations website is located at investors.block.xyz. The information contained in, or accessible through, our website is not part of or incorporated into, this Annual Report on Form 10-K.

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

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission ("SEC"). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, as well as the X (formerly known as Twitter) accounts @Blocks and @BlockIR, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee charters, code of business conduct and ethics, and corporate governance guidelines, is also available on our investor relations website under the heading “Governance Documents.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
•risks related to our BNPL platform;
•risks related to the banking ecosystem, including through Square Financial Services, our bank partnerships, and FDIC and other regulatory obligations; and
•additional risks of Square Loans related to the availability of capital, seller payments, interest rate, deposit insurance premiums, and general macroeconomic conditions.

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
•the integration of our services and our products with a variety of operating systems; and
•difficulties estimating the amount payable under TIDAL's license agreements.

Economic, financial, and tax risks:
•a deterioration of general macroeconomic conditions;
•any inability to secure financing on favorable terms, or at all, or comply with covenants in our existing credit agreement, the indentures, or future agreements;
•our ability to service our debt, including our convertible notes and our Senior Notes (as defined below);
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
•regulation and scrutiny of our subsidiary Square Financial Services, which is a Utah state-chartered industrial loan company, including the requirement that we serve as a source of financial strength to it;
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

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers and that they adopt, changes to our systems, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

During the year ended December 31, 2023, we generated a net income of $9.8 million. As of December 31, 2023, we had an accumulated deficit of $528.4 million.

We intend to continue to make investments in our business, including with respect to our employee base, sales and marketing, development of new products, services, and features; acquisitions; infrastructure; expansion of international operations, and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased losses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. Moreover, businesses we acquire may have different profitability than our existing business, which may affect our overall profitability, particularly until we are able to realize expected synergies. For example, prior to its acquisition, Afterpay historically generated net losses. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

From time to time, we have made and may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long term. For example, from time to time, we have implemented expense cuts and reduced the size of our workforce to, among other things, align our cost structure with our business and longer term strategies, which may increase expenses in the short term and impact our ability to grow or quickly develop and introduce products. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Our business depends on our ability to maintain, protect, and enhance our brands.

Having a strong and trusted brand has contributed significantly to the success of our business. We believe that maintaining, promoting, and enhancing the Square, Cash App, TIDAL, Afterpay, and our other brands, in a cost-effective manner is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining and promoting our brands will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and be a technology leader. We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brands. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

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

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation, regulatory and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands and deter customers from adopting our services or our products. In addition, negative statements about us can cause and have caused a decline in the market price of our Class A common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners and influencers or other third parties with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflects poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers or other third parties who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our sellers and customers with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have incorporated and expect to continue to incorporate AI features into our products and technologies and our success will depend in part on our ability to do so in a way that is compelling to our customers. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. For example, a number of competitors offer BNPL products. Competitors in the BNPL space have engaged in, and may continue to engage in, aggressive consumer acquisition campaigns, may develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode our existing market share in the BNPL space and may hinder our expansion into new markets. In addition, mergers and acquisitions by, and collaborations between, the companies we compete against may lead to even larger competitors with more resources.

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

Developments in the cryptocurrency market subject us to additional risks.

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin, subject us to additional risks related to any further developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. We may experience adverse impacts to our business as a result of the downstream effects of the bankruptcies filed by certain cryptocurrency market participants, its severity, and the actions taken by regulators to address its impact. Enforcement actions by U.S. regulators against major crypto asset platforms and negative publicity associated with crypto asset activities may, among other things, result in a decline in confidence or interest in crypto assets. If the cryptocurrency environment deteriorates, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of Cash App and our results of operations may be adversely impacted. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Deteriorations in the cryptocurrency markets may also have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of bitcoin or the cryptocurrency markets.

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

Our ability to benefit from our acquisition of Afterpay depends on our ability to complete the integration of Afterpay with our business in a timely and effective manner. Difficulties that we have encountered and may continue to encounter in the integration process include the following:

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

•potential unknown liabilities and unforeseen expenses; and

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

We expect that the operation of our TIDAL business will require continued investment and management time and attention, none of which will ensure that we will be successful. If we fail to successfully operate and grow our TIDAL business, we will not realize the benefits anticipated when we acquired a majority interest in the business, and any such failure could result in adverse effects on our business and financial results, including substantial impairment charges.

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

Revenue generated from BNPL products depends on our ability to recoup the purchase value of the goods or services that consumers have purchased using our BNPL platform. Although we rely on technology to assess consumers’ repayment capability for our BNPL products, there can be no guarantee that such processes will always accurately predict repayments. Miscalculation of consumers’ repayment ability or a material increase in repayment failures, whether due to inflation, macroeconomic uncertainty and downturn, market volatility, or otherwise, may adversely affect our business, results of operations, and financial condition. In addition, if consumers who have purchased products or services using our BNPL platform do not receive the products or services, they may cease payment on their outstanding balances or request a refund on previous payments, and our business may be negatively impacted.

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

Volatility in the banking and financial services sectors may impact our bank partnerships and could negatively impact our business. For example, we offer certain FDIC-insured products through our partnerships with banks that are members of the FDIC. We believe our banking programs, including records maintained by us and our bank partners, comply with all applicable requirements for each eligible participant's deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event a bank partner fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at a bank partner are not covered by deposit insurance, or if one or more of our bank partners were to fail and enter receivership proceedings under the FDIA, our sellers and customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to or are otherwise in a third-party relationship with our bank partners in connection with these programs, we are subject to certain risk-management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, such as AI, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products and services. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, or technological bug, that could lead to a compromise of the content of data held by such sellers, including personal data, our reputation may be harmed and we may be subject to significant fines, penalties or judgments. The growing use of AI in our products and services presents additional risks. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, our use of AI may create additional, or increase the risk of, cybersecurity breaches and incidents.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, we may incur significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent, persistent or significant interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Any inappropriate access or theft of bitcoin held by us or any third-party custodian, or the third-party custodian’s failure to maintain effective controls over the custody and other settlement services provided to us, could materially and adversely affect us. We cannot provide assurance that the digital wallets used to store our and other parties’ bitcoin will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches or incidents, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoin could adversely affect our customers’ ability to access or sell their bitcoin and could harm customer trust in us and our products, require us to expend significant funds for remediation, and expose us to litigation, regulatory enforcement actions, and other potential liability. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoin or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products and could materially and adversely affect our business, operating results, and financial condition.

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

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Global supply chain disruptions and shortages may also negatively affect sellers' ability to deliver goods and services on time or at all, which increases the risk of chargebacks. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. In addition, if more of our sellers, or a number of our larger sellers, become insolvent or bankrupt, our potential losses from chargebacks and refunds may increase and exceed our reserves, in which case we may suffer financial losses and our business may be adversely affected. Moreover, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our plans to cap our employee base at approximately 12,000, and any other future plans to restructure our employee base to improve operational efficiencies and operating costs, may adversely affect our ability to retain or attract highly skilled employees.

Historically, equity awards have been a key component of our employee compensation, and as a result, any decline in the price of our Class A common stock (directly or relative to the stock price of other companies with which we compete for talent) may adversely impact our ability to retain employees or to attract new employees. Additionally, potential changes in U.S. immigration policy may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or may hire in the future. Furthermore, our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed. If we are not able to add or retain employees effectively, our ability to achieve our strategic objectives will be adversely affected, and our business and growth prospects will be harmed.

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

Many of the key components used to manufacture our products, such as the custom parts of our magstripe reader, come from limited or single sources of supply. Due to our reliance on the components or products produced by third-party suppliers, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. In addition, if we underestimate or overestimate demand for a particular product, our contract manufacturers and suppliers may not be able to deliver sufficient quantities of that product to meet our requirements, or we may carry excess inventory, all of which could adversely affect our business.

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

Some of our hardware devices manufactured in China are subject to 25% tariffs when imported to the United States, while some other hardware devices are subject to tariffs at 7.5%. These tariffs negatively affect our gross margin on the impacted products, and increases in our pricing as a result of tariffs would reduce the competitiveness of our products if our competitors do not make similar pricing adjustments. The impact of any increased or new tariffs or other trade restrictions could have a material and adverse effect on our business, financial condition, and results of future operations.

Our services must integrate with a variety of operating systems. If we are unable to ensure that our services or hardware interoperate with such operating systems and devices, our business may be materially and adversely affected.

We are dependent on the ability of our products and services to integrate with a variety of operating systems, web browsers, and wired and wireless interfaces to mobile devices that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of our products and services. In addition, we rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile apps. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our customers to access and use our products and services, our business may be materially and adversely affected. Furthermore, Apple, Google, or other operators of app marketplaces regularly provide software updates, and such software updates may not operate effectively with our products and services, which may reduce the demand for our products and services, result in dissatisfaction by our customers, and may materially and adversely affect our business.

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

Our performance is subject to economic conditions and the impact of such conditions on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In particular, inflation and economic uncertainty have impacted and may continue to impact consumer spending in general and at these businesses specifically. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. We serve sellers across a variety of industry verticals and in an economic downtown, certain verticals, particularly those that may be viewed as discretionary by consumers, may be impacted to a greater degree than others, which may harm our business and financial results.

We may experience material and adverse impacts to our business as a result of the uncertainty and volatility in the banking and financial services sectors, deteriorating macroeconomic conditions, including inflation and interest rate increases, availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. As a result of economic conditions, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, customers who utilize our BNPL products and consumer loan products, such as Cash App Borrow, may also be disproportionately adversely affected by economic downturns, which could negatively impact demand for these product offerings or cause loss rates on such products to increase.

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

We are currently subletting some of our office space. An economic downturn and our work-from-home practices have caused and may in the future cause us to need less office space than we are contractually committed to leasing. We have, and may continue to, incur losses or recognize impairment charges in connection with any unused office space if we are unable to successfully sublease any unused office space, or if we are unable to successfully terminate any of our leasing commitments.

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

As of December 31, 2023, we had $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

Prior to December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to make cash payments in respect of the Convertible Notes being converted unless we elect to deliver solely shares of our Class A common stock to settle such conversion. We currently expect to settle future conversions of our Convertible Notes solely in shares of our Class A common stock, and our ability to elect to settle such conversions solely in shares requires us to include the shares of Class A common stock issuable upon conversion of the Convertible Notes of such series in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Convertible Notes.

In addition, holders of each series of Notes also have the right to require us to repurchase all or a portion of their Notes of such series upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) and, in the case of the Senior Notes, accompanied by a downgrade of the Senior Notes, at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, or at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest, as applicable. If the Notes of any series have not previously been converted or repurchased, we will be required to repay such Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Notes as required following a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses in most quarters, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to the Convertible Notes being converted.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes as required following a fundamental change or to pay cash upon conversion of our Convertible Notes (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under our credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of our other outstanding indebtedness or future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or to pay cash upon conversion of the Convertible Notes or at maturity of the Notes.

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

Our bitcoin investment is subject to volatile market prices.

We have made, and may make additional, investments in bitcoin. The price of bitcoin has been highly volatile and may continue to be volatile in the future, due to market factors, regulatory developments and other risks that are outside of our control. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of our bitcoin investment continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

The manner in which we account for our bitcoin under applicable accounting rules has changed. For example, prior to our adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), our bitcoin was accounted for as an indefinite-lived intangible asset and for each reporting period, we were required to evaluate our bitcoin for impairment and record impairment losses if the fair value decreased below the carrying value during the assessed period. Since impairment losses for our bitcoin investment could not be recovered for any subsequent increases in fair value until the asset was sold, our operating results were adversely affected in any period in which such impairment occurred. Upon adoption of ASU 2023-08, we remeasured our bitcoin investment to its fair value as of January 1, 2023, resulting in an adjustment to our accumulated deficit. We will continue to remeasure our bitcoin investment at the end of each reporting period with changes recognized in our consolidated statements of operations. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our bitcoin investment, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

We are exposed to fluctuations in foreign currency exchange rates.

Our exposure to fluctuations in foreign currency exchange rates through our international operations could have a negative impact on our reported results of operations. From time to time, we may enter into forward contracts, options, and/or foreign exchange swaps related to foreign currency exposures that arise in the normal course of our business. These and other such hedging activities may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% (known as "Pillar Two") for large multinational companies starting in 2023. Additionally, under the agreement, new rules have been introduced that will result in the reallocation of certain profits from large multinational companies to market jurisdictions where customers and users are located. On December 12, 2022, the EU Council unanimously agreed to implement Pillar Two, which EU member countries are required to adopt into their respective tax codes by the end of 2023. On July 17, 2023, the OECD published Administrative Guidance regarding certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. Although certain implementation details have yet to be developed and the enactment of these changes has not yet taken effect, these changes may have adverse tax consequences for us.

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

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, gross receipts, franchise, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total more than $600 in a year for a given seller, which reporting requirement applies to Square and Cash App for Business accounts. This new threshold is currently expected to apply to transactions occurring in 2024, subject to any changes implemented by the Internal Revenue Service. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of December 31, 2023, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau ("CFPB"), and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Laws, regulations, and standards are subject to changes and evolving interpretations and application, including by means of legislative changes and/or executive orders, and may not be consistent across jurisdictions or regulatory bodies. It can be difficult to predict how such laws, regulations, and standards may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions.

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, we may not be able to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and crypto platforms is an evolving area, and we could become subject to additional legislation or regulation in the future. As an example, the FinCEN has issued a proposed rule that would require bitcoin providers like us to keep additional records of and file additional reports to FinCEN of certain bitcoin transaction information. There are substantial uncertainties on how these proposed requirements would apply in practice, and we may face substantial compliance costs to operationalize and comply with these requirements should FinCEN finalize this rule as proposed. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, reputational harm, and other consequences. Further, we might not be able to continue operating the feature in Cash App, at least in current form, or might need to make other changes to our business, our products or our services, which could cause the price of our Class A common stock to decrease.

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, we received inquiries from the SEC and Department of Justice shortly after the publication of a short seller report in March 2023. We believe the inquiries primarily relate to the allegations raised in the short seller report. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential criminal and civil liability.

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

We are currently, and may continue to be, subject to claims, lawsuits (including class actions and individual lawsuits), disputes, investigations, subpoenas, inquiries or audits, and other actions or proceedings, including from regulatory bodies and governmental agencies. The number and significance of our legal disputes and inquiries have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal disputes as we continue to grow and expand. We also receive significant media attention, which could result in increased litigation or other legal or regulatory reviews and proceedings. Moreover, legal disputes or government or regulatory inquiries or findings may cause follow-on litigation or regulatory scrutiny by additional parties. These claims, lawsuits, investigations, subpoenas, inquiries, audits and other actions may require significant time and expense even if we are successful in resolving the matter, and the outcomes can be uncertain and unpredictable and may involve material penalties, fines or restrictions on our business.

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

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed money transmitter, we are subject to obligations and restrictions with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state and federal regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. In the past, we have been subject to fines and other penalties by regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

We are subject to a number of regulatory risks in the BNPL space.

The regulation of BNPL products is evolving, and it is possible that states or countries pass new or additional regulations or additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards that could adversely impact our BNPL products or the way we operate our BNPL platform. In addition, the CFPB recently announced plans to regulate companies offering BNPL products. Increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets.

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

Our subsidiary Square Financial Services is a Utah state-chartered industrial loan company, which requires that we serve as a source of financial strength to it and subjects us to potential regulatory sanctions.

On March 1, 2021, Square Financial Services received its deposit insurance from the FDIC and charter approval from the Utah Department of Financial Institutions and became operational. The FDIA requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services have initial paid-in capital of not less than approximately $56 million, and at all times meet or exceed the regulatory capital levels required for Square Financial Services to be considered “well capitalized” under the FDIC’s prompt corrective action rules. The regulatory total capital and leverage ratios of Square Financial Services during the first three years of operation may not be less than the levels provided in Square Financial Services’ business plan approved by the FDIC. Thereafter, the regulatory capital ratios must be annually approved by the FDIC, and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If Square Financial Services' total capital or leverage ratios fall below the levels required by the FDIC, we will need to provide sufficient capital to Square Financial Services so as to enable it to maintain its required regulatory capital ratios. If the FDIC were to increase Square Financial Services’ capital requirements, it could negatively impact our business and operations and those of Square Financial Services.

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

Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: driving financial inclusion throughout our ecosystem and in our communities, taking climate action for a more resilient and sustainable future, advancing inclusion and diversity across our distributed workplace, and designing corporate governance to promote trust and long-term value, and we publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to increasing the diversity of our workforce and one of our climate change goals is to have net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. To the extent that our required or voluntary disclosures about ESG matters increase, we could also be criticized or face claims regarding the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted, or we could face claims regarding our policies and programs. In addition, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. For example, in October 2023, the California Governor signed into law the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California, and the SEC has proposed extensive climate disclosures that will apply to all public companies.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52.14% of the voting power of our combined outstanding capital stock as of December 31, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have a cybersecurity risk management program consisting of policies and procedures for assessing, identifying, and managing material risk from cybersecurity threats, and we have integrated these policies and procedures into our overall risk management systems and processes. Our cybersecurity policies and procedures are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We routinely assess material risks from cybersecurity threats and regularly assess and update our cybersecurity risk management program in response to emerging trends and changes in our operations.

Our risk management program includes, among other elements:

Identification: We aim to proactively identify sources of risk, areas of impact, and relevant events that could give rise to cybersecurity risks, such as changes to our infrastructure, service providers, or personnel.

Assessment: We conduct periodic risk assessments to identify cybersecurity threats. We also conduct likelihood and impact assessments with the goal of identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Management: Following our risk assessments, we design and implement reasonable safeguards to address any identified gaps in our existing processes and procedures. Our employees participate in cybersecurity training and awareness upon hire and at least annually thereafter.

We engage third parties, including consultants and auditors, to evaluate the effectiveness of our risk management program, control environment, and cybersecurity practices through security audits, penetration testing, and other engagements.

We have processes in place to identify, review and evaluate cybersecurity risks associated with our use of third-party service providers. These reviews are conducted at onboarding and periodically throughout the tenure of the service provider based on risk tier rating of each service provider. We believe these processes enable us to evaluate a third-party service provider’s security posture, identify risks that may arise out of our use of the third party’s service, and make decisions regarding acceptable levels of risk and risk mitigation.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Board and Management’s Role in Data Privacy and Cybersecurity Oversight

Our board of directors recognizes the oversight of risk management as one of its primary responsibilities and central to maintaining an effective, risk-aware and accountable organization. While the board of directors maintains ultimate responsibility for the oversight of our data privacy and cybersecurity program and risks, it has delegated certain oversight responsibilities to our audit and risk committee. Our board of directors and audit and risk committee’s principal role is one of oversight, recognizing that management is responsible for the design, implementation, and maintenance of an effective program for protecting against and mitigating data privacy and cybersecurity risks. The audit and risk committee assists the board of directors in enhancing its understanding of data privacy and cybersecurity issues by overseeing our data privacy and information security programs, strategy, policies, standards, architecture, processes, and significant risks, as well as overseeing responses to security and data incidents, as appropriate.

The full board of directors undergoes annual information security and privacy training by our Chief Information Security Officer (“CISO”) and our Chief Privacy Officer (“CPO”), which covers, among other matters, our privacy and cybersecurity programs and risks. Our audit and risk committee receives updates, at least quarterly, from our CISO and CPO on significant data privacy and security risks, including any significant incidents, relevant industry developments, threat vectors and significant risks identified in periodic penetration tests or vulnerability scans. The updates also include significant legal and legislative developments concerning data privacy and security, our approach to complying with applicable law, and significant engagement with regulators concerning data privacy and cybersecurity. Our audit committee provides regular updates to the board of directors on such reports.

Our CISO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our foundational engineering, data security governance, infrastructure security, product security and security operations teams report directly to our CISO and provide regular updates on significant or potentially significant threats and incidents. Additionally, we have an incident response team and an incident response plan that outlines the roles and responsibilities of key personnel, including representatives from information security, compliance, and counsel, that are involved in responding to, remediating and escalating such incidents to the CISO, as appropriate. Our CISO reports directly to our Chief Financial Officer and Chief Operating Officer and indirectly to our audit and risk committee. Our CISO provides updates on significant or potentially significant threats and incidents to our Block Head and leadership team, in addition to the audit and risk committee and our board of directors as appropriate and in accordance with the processes detailed in the prior paragraph.

Our CISO and Deputy CISO are primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CISO has served in various roles building and securing enterprise platforms across retail, corporate and investment banking financial services as well as consumer experiences and data at multiple Fortune 500 companies for over 25 years. Our Deputy CISO has over 20 years of experience in information security, including serving as head of cybersecurity and privacy response at a global public company and information security leadership positions with the United States government. Our Deputy CISO holds undergraduate and graduate degrees in computer information systems and computer science with an information security focus and possesses various certifications, including the Information Systems Security Professional (NSTISSI No. 4011) and Information Systems Security Officer (CNSSI No. 4014) certifications.

ITEM 2. PROPERTIES

We do not designate a headquarters location as we have adopted a distributed work model. We lease space in San Francisco, California, for product development, sales, marketing, and business operations and vacated most of the space at the end of 2023. We also lease space in New York, New York for a product development, sales, and business operations office under a lease that expires in 2025 and office space in Oakland, California for general corporate purposes under a lease that expires in 2031. In July 2019, the Company entered into a lease arrangement for office space in St Louis, Missouri, for a term of 15.5 years with options to extend the lease term for two 5-year terms. In January 2023, we informed the landlord of this property of our intention to exercise an early termination option of the lease with respect to approximately 50% of the leased space effective December 31, 2023. In addition, we also have offices in several other locations and believe our facilities are sufficient for our current needs.

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

Holders of Record

As of February 16, 2024, there were 637 holders of record of our Class A common stock and 26 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders. As of February 16, 2024, we estimate that we have approximately 41,547 holders of record of our CDIs.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant.

Issuer Purchases of Equity Securities

In October 2023, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

The following table summarizes the share repurchase activity for the three months ended December 31, 2023 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	—	—	—	1,000,000
November 1, 2023 - November 30, 2023	1,345	56.21	1,345	924,423
December 1, 2023 - December 31, 2023	1,121	72.44	1,121	843,238
Total	2,466		2,466

(i) Average price paid per share for open market purchases includes broker commissions.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2023, we issued a total of 171,691 shares of our Class A common stock in connection with the acquisition of an artist-centric financial technology company, pursuant to exemptions from registration provided by Section 4(a)(2).

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

The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index ("S&P 500"), and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on the last trading day for the fiscal year ended December 31, 2018 and its relative performance is tracked through December 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Block, Inc.	$100.00	$111.54	$388.02	$287.95	$112.03	$137.90
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P North American Technology	$100.00	$142.68	$207.11	$261.79	$169.22	$272.66

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
This section of this Form 10-K generally discusses fiscal 2023 compared to fiscal 2022. The comparison of the fiscal 2022 results with the fiscal 2021 results that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis Results of Operations" section in the Company's fiscal 2022 Annual Report within Part II, Item 7 of Form 10-K, filed on February 23, 2023.
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
Overview

We launched the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, an important capability that was previously inaccessible to many businesses. We have expanded to provide sellers additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial products and services to help individuals manage their money. In January 2022, we completed the acquisition of Afterpay, a buy now, pay later ("BNPL") platform that facilitates commerce between retail merchants and consumers by allowing retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. In addition, we also operate TIDAL, a global platform for musicians and fans, and TBD, an open developer platform, to contribute to our purpose of economic empowerment.

We delivered strong growth across our primary ecosystems in 2023. Gross profit was $7.5 billion, up 25% year over year, driven primarily by our Cash App and Square ecosystems.

Cash App generated gross profit of $4.3 billion in 2023, up 33% year over year. Performance was driven by growth in transacting actives and adoption by transacting actives of our broader ecosystem, including financial services products.

Square generated gross profit of $3.1 billion in 2023, up 16% year over year as we continued to make progress growing upmarket with larger sellers and optimizing our go-to-market strategies.

In 2023, operating loss was $278.8 million and Adjusted Operating Income was $351.4 million, a decrease of 55% and an increase of 342% year over year, respectively. For the same period, net income was $9.8 million, an increase of 102%, year over year, and Adjusted EBITDA was $1.8 billion, an increase of 81% year over year.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

In 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth and pursuing cost efficiencies and we expect to continue these efforts in 2024. This involves implementing greater expense discipline and reassessing certain contractual vendor arrangements. In November 2023, we announced we would implement an absolute cap of 12,000 on the number of employees we have at our company. We plan to operate below this cap through a combination of performance management, centralizing teams and functions to reduce duplication, and prioritization of our scope. The Company recorded $104.0 million of severance and other related expenses for the year ended December 31, 2023, of which $70.2 million related to severance recognized in the fourth quarter of 2023. We may continue to incur expenses, including restructuring costs, in the short term to implement these initiatives, but we expect to benefit from these actions in future periods.

We ended 2023 with $7.7 billion in available liquidity, with $6.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents an increase of $205.8 million from the end of 2022, including a $461.8 million cash payment for the settlement of the outstanding 2023 Convertible Notes that matured in May 2023.

On October 26, 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock, which commenced in the fourth quarter of 2023. The goal of the program is to offset a portion of the dilution associated with stock-based compensation issued to employees as part of the Company’s overall compensation program. The timing and amount of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. In the fourth quarter of 2023, we repurchased $156.8 million under this program.

We have historically allocated the financial results from our BNPL platform equally to the Cash App and Square segments. In the fourth quarter of 2023, we changed our management reporting structure and moved the business activities and management of our BNPL platform fully under the Cash App segment. We believe that this transition will allow us to better focus on consumer based commerce as well as the development of its financial tools within the Cash App segment. Accordingly, beginning with this Annual Report on Form 10-K, we have updated our segment reporting to incorporate the financial results of the BNPL platform within the Cash App segment, rather than allocating 50% of revenue and gross profit from our BNPL platform to each of the Square and Cash App segments. We have also reflected this change for the applicable historical periods presented.
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
Subscription and Services-based Revenue

Subscription and services-based revenue is primarily comprised of revenue we generate from Cash App, Square Loans (formerly known as Square Capital), our BNPL platform, TIDAL, and various other software as a service (“SaaS”) products that we offer through Square. Cash App subscription and services-based revenue is primarily comprised of transaction fees from Cash App Instant Deposit, Cash App Card, bitcoin withdrawal fees, and other Cash App financial services offerings. Our other SaaS products include subscription fees on our vertical software solutions (including Square for Restaurants, Square Appointments, and Square for Retail), Customer Engagement products (including Square Loyalty, Square Marketing, Square Gift Cards), staff management products (including Square Team Management and Square Payroll), website hosting and domain name registration services, and other products.

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

Product Development Expenses

Product development expenses currently represent the largest component of our operating expenses and consist primarily of expenses related to our engineering, data science, and design personnel; fees and supply costs related to maintenance at third-party data center facilities; hardware related development and tooling costs; software and cloud computing infrastructure fees; and fees for software licenses, consulting, legal, and other services that are directly related to growing and maintaining our portfolio of products and services. Additionally, product development expenses include the depreciation of product-related infrastructure and tools, including data center equipment, internally developed software, and computer equipment. We continue to focus our product development efforts on adding new features and expanding our apps, and on enhancing the functionality and ease of use of our offerings. Our ability to realize returns on these investments is substantially dependent upon our ability to successfully address current and emerging requirements of sellers, buyers, and customers through the development and introduction of these new products and services.

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

Interest Expense, net, and Other Income, net

Interest and other income and expense, net consists primarily of gains or losses arising from remeasurements of our investments in equity securities, bitcoin investment, interest expense related to our long-term debt, interest income on our investments in marketable debt securities, and foreign currency-related gains and losses.

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

Results of Operations
Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2023	2022	$ Change	% Change
Transaction-based revenue	$6,315,301	$5,701,540	$613,761	11%
Subscription and services-based revenue	5,944,842	4,552,773	1,392,069	31%
Hardware revenue	157,178	164,418	(7,240)	NM (i)
Bitcoin revenue	9,498,302	7,112,856	2,385,446	34%
Total net revenue	$21,915,623	$17,531,587	$4,384,036	25%
(i) Not meaningful ("NM")
Total net revenue for the year ended December 31, 2023, increased by $4.4 billion, or 25%, compared to the year ended December 31, 2022. Bitcoin revenue increased by $2.4 billion and represented the primary driver of the increase in total net revenue. Excluding bitcoin revenue, total net revenue increased by $2.0 billion, or 19%, in the year ended December 31, 2023, compared to the year ended December 31, 2022.

Transaction-based revenue for the year ended December 31, 2023 increased by $613.8 million, or 11%, compared to the year ended December 31, 2022. This increase in revenue was largely in line with the increase in Gross Payment Volume ("GPV") of 12% for the year ended December 31, 2023, compared to the year ended December 31, 2022. GPV increased due to overall Square GPV growth as well as growth in Cash App Business GPV, which is comprised of Cash App activity related to peer-to-peer transactions received by business accounts. Square GPV growth was driven by improvements in both card-present and card-not-present volumes as a result of growth from in-person and online channels, as well as growth in our international markets, and Cash App Business GPV growth was driven by increases in peer-to-peer transactions received by business accounts as well as peer-to-peer payments sent from a credit card. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the year ended December 31, 2023 increased by $1.4 billion, or 31%, compared to the year ended December 31, 2022. The increase was primarily due to growth in Cash App's financial service-related products, including Cash App Card usage, Cash App Instant Deposit volumes, as well as revenue from the BNPL platform and interest earned on customer funds. Revenue generated from the BNPL platform was $1.0 billion for the year ended December 31, 2023 compared to $811.4 million for the year ended December 31, 2022.

Bitcoin revenue for the year ended December 31, 2023 increased by $2.4 billion, or 34%, compared to the year ended December 31, 2022. As bitcoin revenue is the total sale amount of bitcoin sold to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This increase for the year ended December 31, 2023 was driven primarily by the quantity of bitcoin sold to customers compared to the year ended December 31, 2022. The prevailing bitcoin prices fluctuated significantly within each year, but the average price for 2023 was only approximately 2% higher than 2022. While bitcoin contributed 43% and 41% of the total revenue in 2023 and 2022, respectively, gross profit generated from bitcoin was only 3% of the total gross profit in both 2023 and 2022.

Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2023	2022	$ Change	% Change
Transaction-based costs	$3,702,016	$3,364,028	$337,988	10%
Subscription and services-based costs	1,075,129	861,745	213,384	25%
Hardware costs	267,650	286,995	(19,345)	NM (i)
Bitcoin costs	9,293,113	6,956,733	2,336,380	34%
Amortization of acquired technology assets	72,829	70,194	2,635	NM (i)
Total cost of revenue	$14,410,737	$11,539,695	$2,871,042	25%

(i) Not meaningful ("NM")

Total cost of revenue for the year ended December 31, 2023 increased by $2.9 billion, or 25%, compared to the year ended December 31, 2022. Bitcoin costs of revenue, which increased by $2.3 billion, was the primary driver of the increase in total cost of revenue, with the remaining increase related to an increase in GPV. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $534.7 million, or 12%, in the year ended December 31, 2023, compared to the year ended December 31, 2022.

Transaction-based costs for the year ended December 31, 2023 increased by $338.0 million, or 10%, compared to the year ended December 31, 2022, largely in line with the growth of GPV of 12%. Transaction-based costs grew at a slower pace compared to GPV due to more favorable interchange economics, which offset a higher percentage of card-present and credit card transactions, which are less favorable to our economics on a per transaction basis.

Subscription and services-based costs for the year ended December 31, 2023 increased by $213.4 million, or 25%, compared to the year ended December 31, 2022. The increase was driven by:

•growth in Cash App's financial service-related products, including Cash App Card and related processing costs and fees, which is partially offset by favorable terms on such processing costs due to a contract renewal executed during the third quarter of fiscal year 2023; and

•the cost of revenues associated with the BNPL platform, which were $286.6 million for the year ended December 31, 2023 and $223.2 million from the date of acquisition through December 31, 2022.

Bitcoin costs for the year ended December 31, 2023 increased by $2.3 billion, or 34%, compared to the year ended December 31, 2022. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Year Ended December 31,
	2023	2022	$ Change	% Change
Product development	$2,720,819	$2,135,612	$585,207	27%
% of total net revenue	12%	12%
% of total gross profit	36%	36%
Sales and marketing	$2,019,009	$2,057,951	$(38,942)	(2)%
% of total net revenue	9%	12%
% of total gross profit	27%	34%
General and administrative	$2,209,190	$1,686,849	$522,341	31%
% of total net revenue	10%	10%
% of total gross profit	29%	28%
Transaction, loan, and consumer receivable losses	$660,663	$550,683	$109,980	20%
% of total net revenue	3%	3%
% of total gross profit	9%	9%
Bitcoin impairment losses	$—	$46,571	$(46,571)	(100)%
% of total net revenue	—%	—%
% of total gross profit	—%	1%
Amortization of customer and other acquired intangible assets	$174,044	$138,758	$35,286	25%
% of total net revenue	1%	1%
% of total gross profit	2%	2%
Total operating expenses	$7,783,725	$6,616,424	$1,167,301	18%

Product development expenses for the year ended December 31, 2023, increased by $585.2 million, or 27%, compared to the year ended December 31, 2022, due primarily to the following:

•an increase of $451.5 million in personnel costs primarily due to an increase in headcount among our engineering teams, as we continue to improve and diversify our products. The increase in product development personnel costs includes an increase in share-based compensation expense of $200.4 million for the year ended December 31, 2023; and

•an increase of $112.5 million in software and cloud computing infrastructure fees as well as consulting fees for the year ended December 31, 2023, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the year ended December 31, 2023, decreased by $38.9 million, or 2%, compared to the year ended December 31, 2022, primarily due to:

•a decrease of $163.4 million in advertising costs, primarily from decreased online and television campaigns as we focused on expense discipline; partially offset by

•an increase of $87.7 million in sales and marketing personnel costs to maintain initiatives and $52.7 million in Cash App marketing. The increase in sales and marketing personnel costs also includes an increase in share-based compensation expense of $25.4 million.

General and administrative expenses for the year ended December 31, 2023, increased by $522.3 million, or 31%, compared to the year ended December 31, 2022, primarily due to:

•an increase of $288.1 million in general and administrative personnel costs, mainly as a result of additions to our customer support and compliance personnel as we continue to maintain resources and skills to support our long-term growth; and

•a goodwill impairment charge of $132.3 million related to TIDAL recognized in the fourth quarter of 2023. Refer to Note 10, Goodwill within Notes to the Consolidated Financial Statements for more details.

Transaction, loan, and consumer receivable losses for the year ended December 31, 2023, increased by $110.0 million, or 20%, compared to the year ended December 31, 2022, primarily due to the following:

•an increase in loan losses of $89.0 million compared to the year ended December 31, 2022, primarily due to increased loan volumes; and

•an increase in transaction losses of $21.0 million for the year ended December 31, 2023, primarily due to an operational outage as well as growth in Cash App Card and Square GPV.

Amortization of customer and other acquired intangible assets increased $35.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily as a result of the revision of certain intangibles' useful lives as well as the timing of the acquisition of Afterpay in the first quarter of fiscal year 2022 and the related intangible assets and measurement period adjustments. Refer to Note 11, Acquired Intangible Assets within Notes to the Consolidated Financial Statements for more details.

Interest Expense (Income), Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Year Ended December 31,
	2023	2022	$ Change	% Change
Interest expense (income), net	$(47,221)	$36,228	$(83,449)	(230)%
Other income, net	(202,475)	(95,443)	(107,032)	112%

Interest income, net, of $47.2 million for the year ended December 31, 2023 was primarily due to an increase in interest income received as a result of both higher interest rates and investment balances, which more than offset interest expense in the period. Interest expense, net of $36.2 million, for the year ended December 31, 2022 was primarily due to interest expense related to our 2026 Senior Notes and 2031 Senior Notes, which were issued in May 2021. Refer to Note 15, Indebtedness within Notes to the Consolidated Financial Statements for further details.

Other income, net, of $202.5 million for the year ended December 31, 2023 was primarily driven by a gain of $207.1 million from the remeasurement of our bitcoin investment following the adoption of Accounting Standards Update 2023-08, Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"). Refer to Note 14, Bitcoin within Notes to the Consolidated Financial Statements for further details. Other income, net, of $95.4 million for the year ended December 31, 2022 was primarily driven by revaluation of certain equity investments.

Segment Results

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the year ended December 31, 2023 and 2022 (in thousands, except for percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Segment net revenue	$7,033,384	$6,294,137	$739,247	12%
Segment cost of revenue	3,904,730	3,587,236	317,494	9%
Segment gross profit	$3,128,654	$2,706,901	$421,753	16%

Revenue

Revenue for the Square segment for the year ended December 31, 2023 increased by $739.2 million compared to the year ended December 31, 2022. The increase was primarily due to growth in Square GPV from both card-present and card-not-present volumes.

Cost of Revenue

Cost of revenue for the Square segment for the year ended December 31, 2023 increased by $317.5 million compared to the year ended December 31, 2022. The increase was primarily due to a higher percentage of card-present and credit card transactions, which are less favorable to our economics on a per transaction basis, partially offset by more favorable interchange economics.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the year ended December 31, 2023 and 2022 (in thousands, except for percentages):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Segment net revenue	$14,681,686	$11,031,804	$3,649,882	33%
Segment cost of revenue	10,358,223	7,786,760	2,571,463	33%
Segment gross profit	$4,323,463	$3,245,044	$1,078,419	33%

Revenue

Revenue for the Cash App segment for the year ended December 31, 2023 increased by $3.6 billion compared to the year ended December 31, 2022, primarily due to growth in bitcoin revenue, Cash App's financial service-related products, including Cash App Card, Cash App Instant Deposit volumes, as well revenue from the BNPL platform and interest earned on customer funds. Bitcoin revenue has and will fluctuate depending on customer demand, as well as changes in the market price of bitcoin. The increase in bitcoin revenue was driven primarily by an increase in quantity of bitcoin sold to customers compared to prior year. The prevailing bitcoin prices fluctuated significantly within each year, but the average price for 2023 was approximately 2% higher than 2022. While bitcoin revenue contributed 65% and 64% of Cash App revenue in 2023 and 2022, respectively, gross profit generated from bitcoin was only 5% of Cash App gross profit in both 2023 and 2022.

Excluding bitcoin revenue, Cash App net revenue increased $1.3 billion, or 32%, compared to the year ended December 31, 2022.

Cost of Revenue

Cost of revenue for the Cash App segment for the year ended December 31, 2023 increased by $2.6 billion compared to the year ended December 31, 2022. The increase was due to the items referenced within the revenue discussion. Excluding bitcoin cost of revenue, Cash App cost of revenue increased $235.1 million, or 28%.

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

	Year Ended December 31,
	2023	2022	2021
Gross Payment Volume (GPV) (in millions)	$227,699	$203,536	$167,720
Adjusted Operating Income (Loss) (in thousands)	$351,351	$(145,408)	$306,104
Adjusted EBITDA (in thousands)	$1,792,420	$990,964	$1,013,657
Adjusted Net Income Per Share:
Basic	$1.85	$1.05	$1.46
Diluted	$1.80	$1.00	$1.28

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

•We believe that excluding the expense related to amortization of debt discount and issuance costs from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS, we add back cash interest expense on convertible notes, as if converted at the beginning of the period, if the impact is dilutive.

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; gain or loss from the remeasurement of our bitcoin investment, and bitcoin impairment losses on our bitcoin investment (prior to the adoption of ASU 2023-08), as applicable.

•To aid in comparability of our results across periods, we also exclude certain acquisition-related and integration costs associated with business combinations, various restructuring and other costs, and goodwill impairment charges, each of which are not normal operating expenses. Acquisition related costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Restructuring and other costs that are not reflective of our core business operating expenses may include severance costs, contingent losses, impairment charges, and certain litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

In view of the limitations associated with Adjusted EBITDA, we also present Adjusted Operating Income (Loss), which is a non-GAAP financial measure that excludes certain expenses that we believe are not reflective of our core operating performance, including amortization of intangible assets, bitcoin investment impairment losses (prior to the adoption of ASU 2023-08), acquisition-related accelerated share-based compensation expenses, acquisition-related and integration costs, restructuring and other costs, and goodwill impairment charges. Adjusted Operating Income (Loss) does however include the effect of share-based compensation expense, which is a significant recurring expense in our business and an important part of our compensation strategy, as well as depreciation expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating income (loss)	$(278,839)	$(624,532)	$161,112
Amortization of acquired technology assets	72,829	70,194	22,645
Acquisition-related and integration costs	11,422	105,518	15,474
Restructuring and other charges	239,582	51,746	20,000
Goodwill impairment	132,313	—	—
Bitcoin impairment losses	—	46,571	71,126
Amortization of customer and other acquired intangible assets	174,044	138,758	15,747
Acquisition-related share based acceleration costs	—	66,337	—
Adjusted Operating Income (Loss)	$351,351	$(145,408)	$306,104

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders	$9,772	$(540,747)	$166,284
Net loss attributable to noncontrolling interests	(30,896)	(12,258)	(7,458)
Net income (loss)	(21,124)	(553,005)	158,826
Share-based compensation expense	1,276,097	1,069,289	608,042
Depreciation and amortization	408,560	340,523	134,756
Acquisition-related and integration costs	11,422	105,518	15,474
Restructuring and other charges	239,582	51,746	20,000
Goodwill impairment	132,313	—	—
Interest expense (income), net	(47,221)	36,228	33,124
Other income, net	(202,475)	(95,443)	(29,474)
Bitcoin impairment losses	—	46,571	71,126
Benefit for income taxes	(8,019)	(12,312)	(1,364)
Loss on disposal of property and equipment	3,186	1,619	2,633
Acquired deferred revenue and cost adjustment	99	230	514
Adjusted EBITDA	$1,792,420	$990,964	$1,013,657

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders	$9,772	$(540,747)	$166,284
Net loss attributable to noncontrolling interests	(30,896)	(12,258)	(7,458)
Net income (loss)	(21,124)	(553,005)	158,826
Share-based compensation expense	1,276,097	1,069,289	608,042
Acquisition-related and integration costs	11,422	105,518	15,474
Restructuring and other charges	239,582	51,746	20,000
Goodwill impairment	132,313	—	—
Amortization of intangible assets	246,873	208,952	40,522
Amortization of debt discount and issuance costs	11,904	15,162	9,822
Loss (gain) on revaluation of equity investments	16,523	(73,457)	(35,493)
Bitcoin remeasurement	(207,084)	—	—
Bitcoin impairment losses	—	46,571	71,126
Loss on disposal of property and equipment	3,186	1,619	2,633
Acquired deferred revenue and cost adjustment	99	230	514
Tax effect of non-GAAP net income adjustments	(582,703)	(264,523)	(222,104)
Adjusted Net Income - basic	$1,127,088	$608,102	$669,362
Cash interest expense on convertible notes	3,554	5,014	6,099
Adjusted Net Income - diluted	$1,130,642	$613,116	$675,461
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	608,856	578,949	458,432
Diluted	628,320	615,034	525,725
Adjusted Net Income Per Share:
Basic	$1.85	$1.05	$1.46
Diluted	$1.80	$1.00	$1.28

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Year Ended December 31,
	2023	2022	2021
Benefit for income taxes, as reported	$(8,019)	$(12,312)	$(1,364)
Tax effect of non-GAAP net income adjustments	582,703	264,523	222,104
Adjusted provision for income taxes, non-GAAP	$574,684	$252,211	$220,740
Non-GAAP effective tax rate	34%	29%	25%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

As of December 31, 2023, we had approximately $7.7 billion in available liquidity, with $6.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility subject to compliance with our covenants. Additionally, we had $99.4 million available to be withdrawn under our warehouse funding facilities. Refer to Note 15, Indebtedness within Notes to the Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including the $1.0 billion share repurchase program. As of December 31, 2023, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$4,996,465	$4,544,202
Short-term restricted cash (i)	770,380	639,780
Long-term restricted cash	71,812	71,600
Investments in short-term debt securities	851,901	1,081,851
Investments in long-term debt securities	251,127	573,429
Revolving credit facility	775,000	600,000
Total liquidity	$7,716,685	$7,510,862

(i) As of December 31, 2023, the Company has invested $291.4 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are excluded from our liquidity as these are funds we hold on behalf of customers that are separate from our corporate funds and are not available for corporate purposes. Investments in marketable debt securities were held primarily in cash deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

As of December 31, 2023, we held approximately 8,038 bitcoins for investment purposes ("bitcoin investment") with a fair value of $339.9 million based on observable market prices, which is included within “Other non-current assets” on the consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through “Other expense (income), net” in the consolidated statements of operations. We did not purchase or sell any of our bitcoin investment during the year ended December 31, 2023. We recognized a gain of $207.1 from the remeasurement of our bitcoin investment during the fourth quarter of 2023.

In September 2020, we announced our intent to invest $100.0 million in supporting underserved communities, particularly, racial and ethnic minority groups who have been disproportionately affected by COVID-19. This initiative further deepens our commitment toward economic empowerment to help broaden such communities' access to financial services. As of December 31, 2023, we have invested $44.3 million in aggregate towards this initiative, of which $12.3 million and $10.1 million were invested in the years ended December 31, 2023 and 2022, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 15, Indebtedness and Note 20, Commitments and Contingencies within Notes to the Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of December 31, 2023, we held $4.2 billion in aggregate principal amount of debt, comprised of, $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). The 2025 Convertible Notes bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year, the 2026 Convertible Notes bear no interest, and the 2027 Convertible Notes bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. These Convertible Notes can be converted or repurchased prior to maturity if certain conditions are met. The 2026 Senior Notes bear interest a rate of 2.75% payable semi-annually on June 1 and December 1, while the 2031 Senior Notes bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. These Senior Notes can be redeemed or repurchased prior to maturity if certain conditions are met.

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

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2024. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million. On June 9, 2023, the Company entered into a seventh amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to June 9, 2028 and provide for additional unsecured revolving loan commitments in an aggregate principal amount of up to $175 million. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion available under the 2020 Credit Facility, depending on the Company's total net leverage ratio. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility.

Warehouse Funding Facilities

Following the acquisition of Afterpay, we assumed Afterpay's existing warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.7 billion on a revolving basis, of which $1.6 billion was drawn as of December 31, 2023. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

When we were last rated, in the second half of 2023, we received a non-investment grade rating by S&P Global Ratings (BB+), Fitch Ratings, Inc. (BB+), and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $770.4 million as of December 31, 2023 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $71.8 million as of December 31, 2023 is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. We have recorded these amounts as non-current assets on our consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.
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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 14, Bitcoin within Notes to the Consolidated Financial Statements, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of December 31, 2023, the safeguarding obligation liability related to bitcoin held for other parties was $1.0 billion. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. Staff Accounting Bulletin No. 121 ("SAB 121") also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.
Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$100,961	$175,903
Net cash provided by investing activities	683,201	1,225,696
Net cash provided by (used in) financing activities	(240,137)	97,580
Effect of foreign exchange rate on cash and cash equivalents	29,156	(38,363)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$573,181	$1,460,816

Cash Flows from Operating Activities

For the year ended December 31, 2023, cash provided by operating activities was $101.0 million, primarily due to net loss of $21.1 million, adjusted for non-cash expenses of $2.6 billion consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash interest and lease expense; and goodwill impairment. This was partially offset by amortization of discounts and premiums and other non-cash adjustments of $984.4 million; bitcoin remeasurement of $207.1 million; a change in deferred income taxes of $85.9 million; and a net outflow related to changes in other assets and liabilities of $1.2 billion due to timing of period end, including a $350.0 million deposit held by a processor to meet requirements related to processing volumes.

For the year ended December 31, 2022, cash provided by operating activities was $175.9 million, primarily due to net loss of $553.0 million, adjusted for non-cash expenses of $2.0 billion consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash interest; and bitcoin impairment losses. This was offset by changes in other assets and liabilities of $674.4 million due to timing of period end and a net outflow from amortization of discounts and premiums and other non-cash adjustments of $592.5 million.

Cash Flows from Investing Activities

For the year ended December 31, 2023, cash provided by investing activities was $683.2 million, primarily due to the net proceeds from investments of marketable securities of $600.3 million and a net inflow related to consumer receivables of $272.9 million. These were partially offset by the purchase of property and equipment of $151.2 million; purchases of other investments of $33.9 million; and business combinations, net of cash acquired, of $5.0 million.

For the year ended December 31, 2022, cash provided by investing activities was $1.2 billion, primarily due to the net proceeds from investments of marketable securities, including investments from customer funds, of $1.1 billion. Additional inflows of cash were as a result of business acquisitions, net of cash acquired, of $539.5 million. These were partially offset by the purchase of property and equipment of $170.8 million, net consumer receivable originations of $169.4 million and purchases of other investments of $56.7 million.

Cash Flows from Financing Activities
For the year ended December 31, 2023, cash used in financing activities was $240.1 million, primarily as a result of a cash payment of $461.8 million to settle the 2023 Convertible Notes in May 2023, stock repurchases of $156.8 million, a net outflow for other financing activities of $20.0 million, and the repayment and forgiveness of PPP loans of $16.8 million. These were partially offset by net proceeds from warehouse facilities borrowings of $269.6 million and proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $130.4 million.
For the year ended December 31, 2022, cash provided by financing activities was $97.6 million, primarily as a result of net proceeds from warehouse facilities borrowings of $1.2 billion, a change in customer funds of $349.3 million, as well as proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $81.8 million. These were offset by the payment to redeem convertible notes assumed upon the acquisition of Afterpay of $1.1 billion and the repayment and forgiveness of PPP loans of $480.7 million.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our financial statements. We base our estimates on historical experience, anticipated future trends, and other assumptions we believe to be reasonable under the circumstances. Because these accounting estimates require significant judgment, our actual results may differ materially from our estimates.

We believe accounting policies and the assumptions and estimates associated with transaction losses and allowance for credit losses related to consumer receivables could potentially have a material effect on our consolidated financial statements, and therefore are critical accounting policies and estimates.

Accrued Transaction Losses

We are exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when we are unable to collect from the sellers primarily due to insolvency, disputes between a seller and their customer, or due to fraudulent transactions. Accrued transaction losses also include estimated losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash App Card. Generally, we estimate the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. We also consider other relevant market data in developing such estimates and assumptions. As of December 31, 2023, we had accrued $54.0 million related to transaction losses. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction, loan, and consumer receivable losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that are classified within sales and marketing expenses. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies and Note 12, Other Consolidated Balance Sheet Components (Current) within Notes to the Consolidated Financial Statements for further details.

Allowance for Credit Losses Related to Consumer Receivables

We are exposed to credit losses on our consumer receivables portfolio. We estimate the expected credit losses in the outstanding portfolio of consumer receivables using both quantitative and qualitative methods that analyze portfolio performance, uses judgment regarding the quantitative components of the reserve, and considers all available information relevant to assessing collectibility. As of December 31, 2023, we had accrued $185.3 million related to allowance for credit losses. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies and Note 6, Consumer Receivables, net within Notes to the Consolidated Financial Statements for further details.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly-traded companies and are measured using quoted prices in active markets which could result in volatility in our financial results in future periods. As of December 31, 2023, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net on the consolidated statements of operations and establish a new carrying value for the investment. A hypothetical 10% increase or decrease in the fair value of our marketable equity investments would not have a material effect on our financial results.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the consolidated statements of operations and establish a new carrying value for the investment. As of December 31, 2023, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $205.3 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges which could result in volatility in our financial results in future periods. Adjustments are recorded in net income through “other expense (income), net” on the consolidated statements of operations. As of December 31, 2023, the fair value of our bitcoin investment included in other non-current assets was $339.9 million. A hypothetical 10% increase or decrease in the fair value of our bitcoin investment would not have a material effect on our financial results.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2023 were held primarily in cash deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Our Warehouse Facilities borrowings and any future borrowings incurred under the 2020 Credit Facility both accrue interest at variable rates based on formulas tied to certain market rates at the time of incurrence. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

Foreign Currency Risk

Our consolidated financial statements are presented in U.S. dollars. Most of our revenue is earned in U.S. dollars and, subsequent to the acquisition of Afterpay, a portion is earned in Australian Dollars. Our exposure to other foreign currencies would not have a material effect on our financial results. Our foreign operations are denominated in the currencies of the countries in which our operations are located, and may be subject to fluctuations due to changes in foreign currency exchange rates. Our results of operations and cash flows are, therefore, subject to fluctuations in foreign currency exchange rates and may cause us to recognize transaction gains and losses on our financial statements.

From time to time, we use foreign exchange derivative contracts to hedge a portion of our exposure to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Gains and losses from foreign currency transactions, as well as foreign exchange forward contracts, were not significant for any period presented in the consolidated financial statements included in this Annual Report on Form 10-K. We did not have any material gains and losses from foreign currency derivatives outstanding as of December 31, 2023. A hypothetical 10% increase or decrease in current exchange rates on our financial instruments would not have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOCK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Block, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses related to Consumer Receivables
Description of the Matter
The Company’s consumer receivables and the associated allowance for credit losses were $2.6 billion and $185.3 million as of December 31, 2023, respectively. The provision for credit losses was $261.3 million for the year ended December 31, 2023. As discussed in Notes 1 and 6 to the consolidated financial statements, the Company has exposure to expected credit losses from consumer receivables, for which an allowance for credit losses is recorded under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company estimates the allowance for credit losses related to consumer receivables using both quantitative methods, based on historical payment patterns including losses and recoveries, recent and historical trends in delinquencies, past-due receivables and charge-offs, and qualitative methods, which consider consumer behavior, current and historical macroeconomic trends, along with other factors.

Auditing management’s estimate of the allowance for credit losses related to consumer receivables was challenging because management’s estimate required a high degree of judgment in evaluating historical trends related to loss rates and an assessment of a need for a qualitative adjustment in the Company’s expected credit loss methodology.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the process for determining the allowance for credit losses related to consumer receivables. This includes testing controls over management’s review of the methodology to determine estimated losses, the completeness and accuracy of historical losses and recoveries, past-due receivables and charge-offs, and management’s qualitative assumptions on future losses.

To test the Company’s allowance for credit losses related to consumer receivables, we involved EY specialists in testing management’s methodology and key assumptions. Our audit procedures included, among others, evaluating the Company’s methodology as well as performing procedures over historical losses incurred by the Company by aging category and testing recoveries. In addition, we evaluated and tested management’s conclusion for the need for a qualitative adjustment in the Company’s expected credit loss methodology including the examination of current macroeconomic conditions such as changes in unemployment and GDP. We also reviewed subsequent events, which included actual collections on current and aged receivables as of December 31, 2023, to consider whether they corroborated the Company’s conclusion related to the overall allowance for credit losses related to consumer receivables.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Block, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Block, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 22, 2024

BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,996,465	$4,544,202
Investments in short-term debt securities	851,901	1,081,851
Settlements receivable	3,226,294	2,416,324
Customer funds	3,170,430	3,180,324
Consumer receivables, net	2,444,695	1,871,160
Loans held for sale	775,424	474,036
Safeguarding asset related to bitcoin held for other parties	1,038,585	428,243
Other current assets	2,353,488	1,627,265
Total current assets	18,857,282	15,623,405
Property and equipment, net	296,056	329,302
Goodwill	11,919,720	11,966,761
Acquired intangible assets, net	1,761,521	2,014,034
Investments in long-term debt securities	251,127	573,429
Operating lease right-of-use assets	244,701	373,172
Other non-current assets	739,486	484,237
Total assets	$34,069,893	$31,364,340
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$6,795,340	$5,548,656
Settlements payable	8,469	462,505
Accrued expenses and other current liabilities	1,326,200	1,073,516
Current portion of long-term debt (Note 15)	—	460,356
Warehouse funding facilities, current	753,035	461,240
Safeguarding obligation liability related to bitcoin held for other parties	1,038,585	428,243
Total current liabilities	9,921,629	8,434,516
Deferred tax liabilities	35,695	132,498
Warehouse funding facilities, non-current	854,882	877,066
Long-term debt (Note 15)	4,120,091	4,109,829
Operating lease liabilities, non-current	289,788	357,419
Other non-current liabilities	154,972	201,657
Total liabilities	15,377,057	14,112,985
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at December 31, 2023 and December 31, 2022. None issued and outstanding at December 31, 2023 and December 31, 2022.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at December 31, 2023 and December 31, 2022; 555,306 and 539,408 issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at December 31, 2023 and December 31, 2022; 60,515 and 60,652 issued and outstanding at December 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	19,601,992	18,314,681
Accumulated other comprehensive loss	(378,307)	(523,090)
Accumulated deficit	(528,429)	(568,712)
Total stockholders’ equity attributable to common stockholders	18,695,256	17,222,879
Noncontrolling interests	(2,420)	28,476
Total stockholders’ equity	18,692,836	17,251,355
Total liabilities and stockholders’ equity	$34,069,893	$31,364,340
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Transaction-based revenue	$6,315,301	$5,701,540	$4,793,146
Subscription and services-based revenue	5,944,842	4,552,773	2,709,731
Hardware revenue	157,178	164,418	145,679
Bitcoin revenue	9,498,302	7,112,856	10,012,647
Total net revenue	21,915,623	17,531,587	17,661,203
Cost of revenue:
Transaction-based costs	3,702,016	3,364,028	2,719,502
Subscription and services-based costs	1,075,129	861,745	483,056
Hardware costs	267,650	286,995	221,185
Bitcoin costs	9,293,113	6,956,733	9,794,992
Amortization of acquired technology assets	72,829	70,194	22,645
Total cost of revenue	14,410,737	11,539,695	13,241,380
Gross profit	7,504,886	5,991,892	4,419,823
Operating expenses:
Product development	2,720,819	2,135,612	1,383,841
Sales and marketing	2,019,009	2,057,951	1,617,189
General and administrative	2,209,190	1,686,849	982,817
Transaction, loan, and consumer receivable losses	660,663	550,683	187,991
Bitcoin impairment losses	—	46,571	71,126
Amortization of customer and other acquired intangible assets	174,044	138,758	15,747
Total operating expenses	7,783,725	6,616,424	4,258,711
Operating income (loss)	(278,839)	(624,532)	161,112
Interest expense (income), net	(47,221)	36,228	33,124
Other income, net	(202,475)	(95,443)	(29,474)
Income (loss) before income tax	(29,143)	(565,317)	157,462
Benefit for income taxes	(8,019)	(12,312)	(1,364)
Net income (loss)	(21,124)	(553,005)	158,826
Less: Net loss attributable to noncontrolling interests	(30,896)	(12,258)	(7,458)
Net income (loss) attributable to common stockholders	$9,772	$(540,747)	$166,284

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.93)	$0.36
Diluted	$0.02	$(0.93)	$0.33
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	608,856	578,949	458,432
Diluted	614,024	578,949	501,779

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(21,124)	$(553,005)	$158,826
Net foreign currency translation adjustments	104,728	(471,166)	(24,667)
Net unrealized gain (loss) on marketable debt securities	40,055	(35,489)	(15,096)
Total comprehensive income (loss)	$123,659	$(1,059,660)	$119,063

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Class A and B common stock	Common stock and Additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	Shares	capital	income (loss)	deficit	interests	equity
Balance at December 31, 2020	456,185	$2,955,464	$23,328	$(297,223)	$—	$2,681,569
Cumulative adjustment due to adoption of ASU 2020-06	—	(502,707)	—	102,974	—	(399,733)
Net income (loss)	—	—	—	166,284	(7,458)	158,826
Shares issued in connection with employee stock plans	11,976	126,829	—	—	—	126,829
Issuance of common stock in connection with business combination	118	28,735	—	—	—	28,735
Change in other comprehensive loss	—	—	(39,763)	—	—	(39,763)
Share-based compensation	—	623,067	—	—	—	623,067
Tax withholding related to vesting of restricted stock units	(1,403)	(323,012)	—	—	—	(323,012)
Issuance of common stock in conjunction with the conversion of convertible notes	5,515	408,879	—	—	—	408,879
Exercise of bond hedges in conjunction with the conversion of convertible notes	(7,447)	—	—	—	—	—
Noncontrolling interests in connection with business combination	—	—	—	—	48,192	48,192
Balance at December 31, 2021	464,944	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	(540,747)	(12,258)	(553,005)
Shares issued in connection with employee stock plans	11,824	81,768	—	—	—	81,768
Issuance of common stock in connection with business combination	113,617	13,827,929	—	—	—	13,827,929
Change in other comprehensive loss	—	—	(506,655)	—	—	(506,655)
Share-based compensation	—	1,092,010	—	—	—	1,092,010
Tax withholding related to vesting of restricted stock units	(37)	(4,735)	—	—	—	(4,735)
Issuance of common stock in conjunction with the conversion of convertible notes	20	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,189)	—	—	—	—	—
Issuance of common stock in connection with the exercise of common stock warrants	10,881	—	—	—	—	—
Balance at December 31, 2022	600,060	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Cumulative adjustment due to adoption of ASU 2023-08	—	—	—	30,511	—	30,511
Net income (loss)	—	—	—	9,772	(30,896)	(21,124)
Shares issued in connection with employee stock plans	18,055	130,433	—	—	—	130,433
Repurchases of common stock	(2,466)	(156,812)	—	—	—	(156,812)
Change in other comprehensive income	—	—	144,783	—	—	144,783
Share-based compensation	—	1,307,032	—	—	—	1,307,032
Issuance of common stock in connection with business combination	172	6,658	—	—	—	6,658
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(21,124)	$(553,005)	$158,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	408,560	340,523	134,757
Amortization of discounts and premiums and other non-cash adjustments	(984,442)	(592,489)	31,104
Non-cash lease expense	144,198	129,811	83,137
Share-based compensation	1,276,097	1,071,278	608,040
Loss (gain) on revaluation of equity investments	16,523	(73,457)	(35,492)
Bitcoin remeasurement	(207,084)	—	—
Transaction, loan, and consumer receivable losses	660,663	550,683	187,991
Bitcoin impairment losses	—	46,571	71,126
Change in deferred income taxes	(85,879)	(69,593)	(10,435)
Goodwill impairment	132,313	—	—
Changes in operating assets and liabilities:
Settlements receivable	(1,108,529)	(1,499,057)	(346,217)
Purchases and originations of loans	(8,586,293)	(6,114,847)	(3,227,172)
Proceeds from payments and forgiveness of loans	8,032,687	6,040,369	3,067,344
Customers payable	1,256,578	1,060,861	171,555
Settlements payable	(454,036)	207,894	15,249
Other assets and liabilities	(379,271)	(369,639)	(61,983)
Net cash provided by operating activities	100,961	175,903	847,830
Cash flows from investing activities:
Purchases of marketable debt securities	(1,126,615)	(755,697)	(2,714,560)
Proceeds from maturities of marketable debt securities	1,387,830	999,569	831,019
Proceeds from sale of marketable debt securities	339,095	449,723	617,097
Purchases of marketable debt securities from customer funds	—	—	(488,851)
Proceeds from maturities of marketable debt securities from customer funds	—	73,000	505,501
Proceeds from sale of marketable debt securities from customer funds	—	316,576	35,071
Payments for originations of consumer receivables	(23,968,787)	(18,361,871)	—
Proceeds from principal repayments and sales of consumer receivables	24,241,651	18,192,470	—
Purchases of property and equipment	(151,151)	(170,815)	(134,320)
Purchases of bitcoin investments	—	—	(170,000)
Purchases of other investments	(33,853)	(56,712)	(48,510)
Proceeds from sale of equity investments	—	—	420,644
Business combinations, net of cash acquired	(4,969)	539,453	(163,970)
Net cash provided by (used in) investing activities	683,201	1,225,696	(1,310,879)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from issuance of senior notes, net	—	—	1,971,828
Payments to redeem convertible notes	(461,761)	(1,071,788)	—
Proceeds from PPP Liquidity Facility advances	—	—	681,539
Repayments of PPP Liquidity Facility advances	(16,840)	(480,694)	(648,100)
Proceeds from warehouse facilities borrowings	1,387,662	1,620,805	—
Repayments of warehouse facilities borrowings	(1,118,083)	(391,463)	—
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	130,433	81,768	126,719
Payments for tax withholding related to vesting of restricted stock units	—	(4,735)	(323,011)
Net increase in interest-bearing deposits	25,135	82,049	59,844
Repurchases of common stock	(156,812)	—	—
Other financing activities	(19,977)	(87,692)	(9,948)
Change in customer funds, restricted from use in the Company's operations	(9,894)	349,330	793,163
Net cash provided by (used in) financing activities	(240,137)	97,580	2,652,034
Effect of foreign exchange rate on cash and cash equivalents	29,156	(38,363)	(7,066)
Net increase in cash, cash equivalents, restricted cash, and customer funds	573,181	1,460,816	2,181,919
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	8,435,906	6,975,090	4,793,171
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$9,009,087	$8,435,906	$6,975,090

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$4,996,465	$4,544,202	$4,443,669
Short-term restricted cash	770,380	639,780	18,778
Long-term restricted cash	71,812	71,600	71,702
Customer funds cash and cash equivalents	3,170,430	3,180,324	2,440,941
Total	$9,009,087	$8,435,906	$6,975,090

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, provide reporting and analytics, and facilitating next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financial services; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, borrow, or save their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

On January 31, 2022, the Company completed the acquisition of Afterpay Limited (“Afterpay”), a global buy now, pay later ("BNPL") platform, to strengthen its position to better deliver compelling financial products and services that expand access to more consumers and drive incremental revenue for merchants of all sizes. Refer to Note 9, Acquisitions for further details.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, including outcomes from claims and disputes, valuation of loans held for sale and investment, valuation of goodwill and acquired intangible assets, determination of goodwill impairment charges, determination of allowance for loan loss reserves for loans held for investment, determination of allowance for credit losses for consumer receivables, pre-acquisition contingencies associated with business combinations, allocation of acquired goodwill to reporting units, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

The Company's estimates of valuation of loans held for sale and investment, allowance for credit losses associated with consumer receivables and loans held for investment, and accrued transaction losses are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 5, Fair Value Measurements for further details on amortized cost and fair value of the loans; Note 6, Consumer Receivables, net for further details on consumer receivables; and Note 12, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.

Concentration of Credit Risk

For the years ended December 31, 2023, 2022, and 2021, the Company had no customer that accounted for greater than 10% of total net revenue.

As of December 31, 2023, the Company had two third-party payment processors that represented approximately 46% and 35% of settlements receivable. As of December 31, 2022, the company had two third-party payment processors that represented approximately 54% and 31% of settlements receivable. In both years, all other third-party processors were insignificant.

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation (“ASC 810”), there are two models for determining whether a subsidiary is to be consolidated. Under the voting interest model, we consolidate entities where we are deemed to have a controlling financial interest. We also consolidate any variable interest entity (“VIE”) where we are deemed to be the primary beneficiary. The primary beneficiary is the party that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As described in Note 15, Indebtedness, we have formed wholly owned "Warehouse Special Purpose Entities ("SPEs"), which qualify as VIEs under ASC 810. We have determined that we are the primary beneficiary of all Warehouse SPEs, which we therefore consolidate. We evaluate our relationships with all the VIEs on an ongoing basis to determine if we continue to be the primary beneficiary. As of December 31, 2023 and 2022, the Company had $314.7 million and $276.7 million, respectively, in restricted cash related to VIE's. All intercompany transactions and balances have been eliminated upon consolidation.

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

Subscription and Services-based Revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Cash App Instant Deposit, Cash App Card, interest earned on customer funds, bitcoin withdrawal fees, Square Loans, the Company's BNPL platform, TIDAL, and various other software as a service ("SaaS") products.

Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts for a percentage-based fee of the amounts deposited.

The Cash App Card offers customers the ability to store funds in the Cash App and subsequently use these funds via a Visa prepaid card that is linked to the balance the customer stores in Cash App. The Company charges the customer a per transaction fee when they instantly deposit funds to their bank account or withdraw funds from an ATM. The Company also earns interchange fees when a Cash App Card is used to make a purchase. These transaction and interchange fees are treated as revenue when charged. While the Company is restricted from using the stored funds in the Company's operations, the Company may invest a portion of these funds in short-term marketable debt securities to generate interest income which is reported as revenue. Interest earned on customer funds was $153.5 million for the year ended December 31, 2023 and was immaterial for the years ended December 31, 2022, and 2021, respectively.

Bitcoin withdrawal is a functionality within the Cash App that enables customers to withdraw bitcoin stored on Cash App to a third party wallet. The Company charges customers a fee for the option of faster withdrawal speeds.

Square Loans facilitates loans to qualified Square sellers through the Company's subsidiary, Square Financial Services, Inc. ("Square Financial Services"), which is an industrial loan company. The loans are either repaid through withholding a percentage of the collections of the seller's receivables processed by the Company ("flex loans") or a specified monthly amount ("term loans"). The Company generally utilizes a pre-qualification process that includes an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. Generally, the loans have no stated coupon rate but the seller is charged a one-time origination fee based upon their risk rating, which is derived primarily from processing activity. For some of the loans, it is the Company’s intent to sell all of its rights, title, and interest of these loans to third-party investors for an upfront fee when the loans are sold. The Company records the amounts advanced to the customers or the net amounts paid to purchase the loans as cost of the loans. Subsequently, the Company records a gain on sale of the loans to the third-party investors as revenue upon transfer of title. The Company is retained by the third-party investors to service the loans and earns a servicing fee for facilitating the repayment of these receivables through its managed payments solutions. The Company records servicing revenue as servicing is delivered. For the loans which are not immediately sold to third-party investors or for which the Company has the intent and ability to hold through maturity, interest and fees earned are recognized as revenue using the effective interest method.

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

Bitcoin Revenue

The Company offers its Cash App customers the ability to purchase bitcoin, a cryptocurrency denominated asset, from the Company. The Company satisfies its performance obligation and records revenue when bitcoin is transferred to the customer's account. The Company purchases bitcoin from private broker dealers or from Cash App customers and applies a marginal fee before selling it to its customers. The amounts received from customers and exchanges are recorded as revenue on a gross basis and the associated bitcoin cost as cost of revenues, as the Company is the principal in the bitcoin sale transaction. The Company has concluded it is the principal because it controls the bitcoin before delivery to the customers, it is primarily responsible for the delivery of the bitcoin to the customers, it is exposed to risks arising from fluctuations of the market price of bitcoin before delivery to customers, and has discretion in setting prices charged to customers.

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

Hardware Costs

Hardware costs consist of all product costs associated with magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Product costs include third-party manufacturing-related overhead and personnel-related costs, certain royalties, packaging, and fulfillment costs.

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

Severance and Other Restructuring Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time involuntary benefit arrangements and other costs are generally recognized in the period in which the liability is incurred. The Company recorded $104.0 million of severance and other related expenses for the year ended December 31, 2023 as part of product development, sales and marketing, and general and administrative within the Company's operating expenses, of which $70.2 million related to severance was recognized in the fourth quarter of 2023 when all the criteria for recognition were met. The Company also assesses its assets for impairment in connection with restructuring and other exit activities when the carrying amount of the related assets may not be fully recoverable, in accordance with the appropriate accounting guidance.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the consolidated statements of operations. Total advertising costs for the years ended December 31, 2023, 2022, and 2021 were $360.1 million, $544.2 million, and $435.8 million, respectively. The Company also records services, incentives, and other costs to customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $898.3 million, $840.0 million, and $778.3 million, for the years ended December 31, 2023, 2022, and 2021, respectively, for such expenses.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and purchases under the Company’s 2015 Employee Stock Purchase Plan ("ESPP"), which is measured based on the grant-date fair value. The fair value of RSAs and RSUs is determined by the closing price of the Company’s common stock on each grant date. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate, and expected dividends. The Company uses the simplified calculation of expected term, defined as an average of the vesting term and the contractual term to maturity. Expected volatility is based on a weighted-average of the historical volatilities of the Company's common stock. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Generally, share-based compensation expense is recorded on a straight-line basis over the requisite service period. RSUs and RSAs typically vest over a term of four years. The Company accounts for forfeitures as they occur.

Interest Income and Expense

Interest income consists of interest income from the Company's investment in marketable debt securities and was $126.6 million for the year ended December 31, 2023. Interest income was immaterial for the years ended December 31, 2022 and 2021. Interest expense consists primarily of the Company's long-term debt and was immaterial for the years ended December 31, 2023, 2022, and 2021.

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

Restricted Cash

The Company records restricted cash amounts as a current asset on the consolidated balance sheets if the restriction expires in less than 12 months, or as a non-current asset if the restriction is greater than 12 months. If there is no minimum time frame during which the cash must remain restricted, the nature of the transactions related to the restriction determine the classification.

The Company's short-term restricted cash was $770.4 million and $639.8 million as of December 31, 2023 and 2022, respectively. The balance as of December 31, 2023 was primarily comprised of the wholly-owned consolidated entities used in the warehouse funding facility arrangements. This restricted cash will be used to pay the borrowings under the warehouse funding facilities or will be distributed to the Company. The Company's total restricted cash also includes pledged cash deposits in accounts at the financial institutions that process the Company's sellers' payment transactions and collateral pursuant to various agreements with banks relating to the Company's products. The Company uses restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments.

The Company's long-term restricted cash of $71.8 million and $71.6 million as of December 31, 2023 and December 31, 2022, respectively, is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. The Company has recorded these amounts as non-current assets on the consolidated balance sheets as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

Customer Funds

Customer funds represent customers' stored balances that customers would later use to send money or make payments, or customers cash in transit. As discussed under section titled Subscription and Services-based Revenue accounting policy above, under the terms of service associated with these funds, the Company is restricted from using the funds in the Company's operations, but may invest these funds in short-term marketable debt securities to earn interest. Refer to Note 4, Customer Funds for more details.

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

Customer Loans

The Company's loan products consist primarily of flex loans, term loans and Cash Borrow which are described in detail under the section titled Subscription and Services-based Revenue above.

The Company classifies customer loans as loans held for sale when the Company has the intent to sell all of its rights, title, and interest in these loans to third-party investors, and there is an available market for such loans. The Company classifies customer loans as loans held for investment when the Company has both the intent and ability to hold for the foreseeable future, or until maturity or payoff. The Company designates all its loans as held for sale upon origination, of which the majority are sold. Loans held by Square Financial Services that are not sold within one to two business days from origination are reclassified as held for investment, while all the other loans continue to be classified as held for sale. For the year ended December 31, 2023, $201.9 million of total loan balances was reclassified from loans held for sale to loans held for investment. For the years ended December 31, 2023, 2022 and 2021, net gains on sales of loans were $196.1 million, $164.3 million, and $95.5 million respectively. Since the loans are classified as held for sale at origination, all the cash flows associated with these loans are disclosed as a component of cash flows from operating activities.

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

Allowance for loans losses

The Company calculates an allowance for losses on the loans held for investment portfolio in accordance with Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The Company assesses impairment of its financial instruments based on current estimates of expected credit losses over the contractual term of its loans held for investment portfolio as of each balance sheet date. The Company determines the allowance for loan losses using both quantitative and qualitative methods and considers all available information relevant to assessing collectability. This includes, but is not limited to, historical loss and recovery experience, recent and historical trends in delinquencies, past-due loans and charge-offs, borrower behavior and repayment speed, underwriting and collection management changes, changes in the legal and regulatory environment, changes in risk and underwriting standards, current and historical macroeconomic conditions such as changes in unemployment and GDP, and various other factors that may affect the sellers’ ability to make future payments.

Consumer Receivables

The Company evaluates its consumer receivables as a single homogeneous portfolio as it is comprised of a single product type, point-of-sale unsecured installment loans. The Company classifies consumer receivables as held for investment when the Company has the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the year ended December 31, 2023, $437.5 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties. Net losses on sales of consumer receivables were immaterial for the years ended December 31, 2023, 2022 and 2021. Consumer receivables are reported at amortized cost, which includes the cost to originate the consumer receivables, adjusted for unearned merchant fees, origination costs, charge-offs, and the allowance for credit losses. Refer to Note 6, Consumer Receivables, net for more information.

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

Settlements Receivable and Settlements Payables

Settlements receivable and settlements payable represents amounts due from or due to third-party payment processors for customer transactions. Settlements receivable and settlements payable are typically received or paid within one or two business days of the transaction date. Under the terms of arrangements, some of the processors may process both transaction receivables and payables. Additionally, the terms may allow processors the right of offset for the amounts due to and due from the Company. No valuation allowances have been established for settlements receivable, as funds are due from large, well-established financial institutions with no historical collections issue.

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

Bitcoin

Company Owned Bitcoin

The Company holds bitcoin for long term investment purposes ("bitcoin investment"') and also holds bitcoin for the facilitation of customer sales and purchases of bitcoin on Cash App ("bitcoin for operating purposes"). The Company accounts for its bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its bitcoin.

The Company early adopted ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets ("ASU 2023-08") in the fourth quarter of 2023 using a modified retrospective approach. ASU 2023-08 provides guidance on accounting and disclosure of crypto assets and requires an entity to (i) subsequently remeasure crypto assets at fair value at each measurement date with changes recognized in net income, (ii) present the changes in fair value separately from changes in the carrying amount of other intangible assets in the income statement, and (iii) present crypto assets measured at fair value separately from other intangible assets on the balance sheet. Prior to the adoption of ASU 2023-08, the Company's bitcoin investment was subject to impairment losses if the fair value decreased below the carrying value during the assessed period. Impairment losses on the Company's bitcoin investment could not be recovered for any subsequent increases in fair value until the asset was sold. Upon adoption of ASU 2023-08, the Company recognized a cumulative-effect adjustment increasing bitcoin value and retained earnings by $30.5 million as of the beginning of fiscal year 2023.

The Company’s bitcoin investment is initially recorded at cost, inclusive of transaction costs, and the Company uses the ‘first-in, first-out’ method to determine the cost basis. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through “Other income, net” in the Company’s consolidated statements of operations. As of December 31, 2023, the Company has purchased an approximate cumulative $220.0 million in bitcoin for investment purposes. For the year ended December 31, 2023 the Company recognized a $207.1 million gain from the remeasurement of the Company's bitcoin investment.

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs, and the Company uses ‘first-in, first-out’ as its method of determining the cost basis. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company.

Bitcoin trades in an active market which is not centrally managed or provided by one particular exchange. We determine the fair value of bitcoin at each period end in accordance with ASC 820, Fair Value Measurement, based on observed prices from active exchanges that the Company has determined are its principal market for bitcoin.

Refer to Note 13, Other Consolidated Balance Sheet Components (Non-Current) and Note 14, Bitcoin, for more information.

Bitcoin Held for Other Parties

The Company adopted the SEC's Staff Accounting Bulletin No. 121 ("SAB 121"), that was released in March 2022. SAB 121 expressed the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform and requires entities that hold crypto-assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users, subject to adjustments to reflect any actual or potential safeguarding loss events. The entity should also describe the asset and the corresponding liability in the footnotes to the financial statements and consider including information regarding who (e.g., the company, its agent, or another third party) holds the cryptographic key information, maintains the internal recordkeeping of those assets, and is obligated to secure the assets and protect them from loss or theft. Refer to Note 14, Bitcoin, for more information.

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of a ROU asset may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques.

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

Customers Payable

Customers payable represents the transaction amounts, less revenue earned by the Company, owed to sellers or Cash App customers. The payable amount consists of amounts owed to customers due to timing differences as the Company typically settles within one business day, amounts held by the Company in accordance with its risk management policies, and amounts held for customers who have not yet linked a bank account. This balance also includes the Company's liability for customer funds held on deposit in the Cash App and balances related to Square Card.

Accrued Transaction Losses

The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency, disputes between a seller and their customer, or due to fraudulent transactions. Accrued transaction losses also include estimated losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash for Business, and Cash App Card. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. The Company also considers other relevant market data in developing such estimates and assumptions. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction, loan, and consumer receivable losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that are classified within sales and marketing expenses as the Company considers these to be marketing costs to encourage the usage of Cash App.

Share Repurchases

Share repurchases under the Company's share repurchase authorization may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The Company's policy is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

Segments

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. The Company has two reportable segments, Square (formerly Seller) and Cash App. In the fourth quarter of 2023, the Company reorganized its business structure and moved the business activities, management, and the financial results of the Company's BNPL platform fully into Cash App. Accordingly, the segment results below include the financial results of the BNPL platform solely within the Cash App segment. Products and services that are not assigned to a specific reportable segment, including TIDAL and other emerging ecosystems, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•    Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM. Cash App also includes the BNPL platform.

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

Recent Accounting Pronouncements

In addition to the recently adopted accounting pronouncements below, the Company also adopted ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets, and the SEC's Staff Accounting Bulletin No. 121, see above for more details.

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

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will impact the Company’s disclosures only and the Company is evaluating the effect of adopting the new disclosure requirements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 will impact the Company’s disclosures only and the Company is evaluating the effect of adopting the new disclosure requirements.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue from contracts with customers:
Transaction-based revenue	$6,315,301	$5,701,540	$4,793,146
Subscription and services-based revenue	4,319,825	3,385,784	2,445,811
Hardware revenue	157,178	164,418	145,679
Bitcoin revenue	9,498,302	7,112,856	10,012,647
Revenue from other sources:
Subscription and services-based revenue (i)	1,625,017	1,166,989	263,920
Total net revenue	$21,915,623	$17,531,587	$17,661,203

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services. For 2022 and 2023 amounts, this also includes revenue generated from consumer receivables originated through the BNPL platform, following the acquisition of Afterpay.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$68,778	$—	$(1,263)	$67,515
Corporate bonds	216,864	96	(1,733)	215,227
Commercial paper	15,159	—	—	15,159
Municipal securities	9,396	—	(231)	9,165
Certificates of deposit	3,856	—	—	3,856
U.S. government securities	544,145	210	(4,357)	539,998
Foreign government securities	1,000	—	(19)	981
Total	$859,198	$306	$(7,603)	$851,901

Long-term debt securities:
Corporate bonds	$94,564	$809	$(45)	$95,328
Municipal securities	2,495	55	(138)	2,412
U.S. government securities	152,549	875	(37)	153,387
Total	$249,608	$1,739	$(220)	$251,127

The Company's short-term and long-term investments as of December 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$96,545	$16	$(2,120)	$94,441
Corporate bonds	368,110	2	(7,475)	360,637
Commercial paper	31,503	—	—	31,503
Municipal securities	9,884	—	(191)	9,693
Certificates of deposit	6,400	—	—	6,400
U.S. government securities	580,568	6	(8,937)	571,637
Foreign government securities	7,795	—	(255)	7,540
Total	$1,100,805	$24	$(18,978)	$1,081,851

Long-term debt securities:
U.S. agency securities	$74,097	$—	$(3,782)	$70,315
Corporate bonds	245,891	6	(9,171)	236,726
Municipal securities	10,415	3	(664)	9,754
U.S. government securities	268,902	—	(13,210)	255,692
Foreign government securities	1,000	—	(58)	942
Total	$600,305	$9	$(26,885)	$573,429

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2023 and 2022, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$9,770	$(10)	$57,745	$(1,253)	$67,515	$(1,263)
Corporate bonds	61,054	(60)	110,706	(1,673)	171,760	(1,733)
Municipal securities	—	—	9,165	(231)	9,165	(231)
U.S. government securities	80,724	(113)	207,183	(4,243)	287,907	(4,356)
Foreign government securities	—	—	981	(19)	981	(19)
Total	$151,548	$(183)	$385,780	$(7,419)	$537,328	$(7,602)

Long-term debt securities:
Corporate bonds	11,819	(31)	2,274	(14)	14,093	(45)
Municipal securities	976	(24)	383	(112)	1,359	(136)
U.S. government securities	28,474	(37)	—	—	28,474	(37)
Total	$41,269	$(92)	$2,657	$(126)	$43,926	$(218)

	December 31, 2022
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$8,572	$(24)	$84,628	$(2,096)	$93,200	$(2,120)
Corporate bonds	34,795	(423)	320,748	(7,052)	355,543	(7,475)
Municipal securities	587	(13)	5,811	(178)	6,398	(191)
U.S. government securities	146,974	(839)	394,880	(8,098)	541,854	(8,937)
Foreign government securities	—	—	7,540	(255)	7,540	(255)
Total	$190,928	$(1,299)	$813,607	$(17,679)	$1,004,535	$(18,978)

Long-term debt securities:
U.S. agency securities	$11,501	$(20)	$58,814	$(3,762)	$70,315	$(3,782)
Corporate bonds	33,862	(262)	201,791	(8,909)	235,653	(9,171)
Municipal securities	467	(33)	8,784	(631)	9,251	(664)
U.S. government securities	54,405	(590)	201,288	(12,620)	255,693	(13,210)
Foreign government securities	—	—	942	(58)	942	(58)
Total	$100,235	$(905)	$471,619	$(25,980)	$571,854	$(26,885)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$859,198	$851,901
Due in one to five years	249,608	251,127
Total	$1,108,806	$1,103,028

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2023	December 31, 2022
Cash	$2,137,634	$1,748,983
Cash equivalents:
Money market funds	4,042	851,296
Reverse repurchase agreement (i)	1,028,754	580,045
Total customer funds	$3,170,430	$3,180,324

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

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, marketable equity investments, and bitcoin investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of December 31, 2023 or December 31, 2022.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$960,705	$—	$—	$1,230,924	$—	$—
U.S. agency securities	—	—	—	—	7,923	—
U.S. government securities	29,788	—	—	—	—	—
Commercial paper	—	4,993	—	—	25,080	—
Corporate bonds	—	699	—	—	—	—
Restricted Cash:
Money market funds	291,374	—	—	—	—	—
Customer funds:
Money market funds	4,042	—	—	851,296	—	—
Reverse repurchase agreement	1,028,754	—	—	580,045	—	—
Short-term debt securities:
U.S. agency securities	—	67,515	—	—	94,441	—
Corporate bonds	—	215,227	—	—	360,637	—
Commercial paper	—	15,159	—	—	31,503	—
Municipal securities	—	9,165	—	—	9,693	—
Certificates of deposit	—	3,856	—	—	6,400	—
U.S. government securities	539,998	—	—	571,637		—
Foreign government securities	—	981	—	—	7,540	—
Long-term debt securities:
U.S. agency securities	—	—	—	—	70,315	—
Corporate bonds	—	95,328	—	—	236,726	—
Municipal securities	—	2,412	—	—	9,754	—
U.S. government securities	153,387	—	—	255,692	—	—
Foreign government securities	—	—	—	—	942	—
Other:
Investment in marketable equity security	8,267	—	—	11,092	—	—
Bitcoin investment (i)	339,898	—	—	102,303	—	—
Safeguarding asset related to bitcoin held for other parties	—	1,038,585	—	—	428,243	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(1,038,585)	—	—	(428,243)	—
Total assets (liabilities) measured at fair value	$3,356,213	$415,335	$—	$3,602,989	$860,954	$—
(i) The Company holds an immaterial amount of bitcoin for operating purposes and, given the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the fair value approximates carrying value. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies and Note 14, Bitcoin for more details.

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$989,567	$879,913	$988,171	$782,857
2026 Senior Notes	993,208	938,105	990,414	885,876
2027 Convertible Notes	569,865	468,475	568,535	433,082
2026 Convertible Notes	571,014	501,910	569,315	464,066
2025 Convertible Notes	996,437	979,776	993,394	943,188
2023 Convertible Notes	—	—	460,356	480,925
Total	$4,120,091	$3,768,179	$4,570,185	$3,989,994

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$775,424	$783,464	$474,036	$491,807
Loans held for investment	247,631	258,684	123,959	126,122
Total	$1,023,055	$1,042,148	$597,995	$617,929

For the years ended December 31, 2023, 2022, and 2021, the Company recorded incremental charges for the excess of amortized cost over the fair value of the loans of $35.1 million, $27.5 million, and $6.4 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data in developing such estimates and assumptions. As of December 31, 2023, there were no material changes to the Company's estimates of fair value, and the Company will continue to evaluate facts and circumstances that could impact its estimates and affect its results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2023, 2022, and 2021, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

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

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2023, the amortized cost of Pass rated consumer receivables was $2.5 billion and the amount of Classified consumer receivables was $0.1 billion.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	December 31, 2023	December 31, 2022
Non-delinquent loans	$2,074,532	$1,643,874
1 - 60 days past due	453,412	295,830
61 - 90 days past due	26,798	20,612
90+ days past due	75,227	62,134
Total amortized cost	$2,629,969	$2,022,450

The amount listed as 1 - 60 days past due in the above table includes $365.4 million and $224.9 million of cash in transit as of December 31, 2023 and December 31, 2022, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements. This cash in transit as of December 31, 2023 and December 31, 2022 represents 13.9% and 11.1%, respectively, of the total amortized cost of consumer receivables.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the consolidated statements of operations in the period they were recovered. The amount of recoveries for the year ended December 31, 2023 and December 31, 2022 were immaterial.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

	Year Ended December 31, 2023	From Acquisition on January 31, 2022 to December 31, 2022
Allowance for credit losses, beginning of the period (i)	$151,290	$115,552
Provision for credit losses	261,296	203,670
Charge-offs and other adjustments	(228,845)	(168,664)
Foreign exchange effect	1,534	732
Allowance for credit losses, end of the period	$185,275	$151,290

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

NOTE 7 - CUSTOMER LOANS

Loans Held for Investment

The Company originates loans in the U.S. through its wholly-owned subsidiary, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of December 31, 2023, the Company held $247.6 million as loans held for investment, net of allowance, included in other current assets on the consolidated balance sheets. Refer to Note 12, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses, amount of charge offs recorded, and amount of recoveries as of December 31, 2023 were immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of December 31, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2023, the amortized cost of Pass rated loans was $261.4 million and the amount of Classified loans was immaterial.

Loans Held For Sale

The Company classifies loans as held for sale when there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale primarily include Square Loans and Cash App Borrow products. Square Loans are loans facilitated by Square Financial Services to qualified Square sellers, while Cash App Borrow is a credit product for consumers that allows customers to access short-term loans for a small fee. Loans held for sale are recorded at the lower of amortized cost or fair value.

As of December 31, 2023 and December 31, 2022 the Company had $775.4 million and $474.0 million, respectively, of loans held for sale, as disclosed in the Company's consolidated balance sheets.

The Company aggregates loans held for sale by the intended customer of the loan product. Commercial loans held for sale include Square Loans, Consumer loans held for sale include loans initiated through Cash App Borrow, and Other loans held for sale include loans outside of consumer and commercial loans.

The following table presents the Company’s loans held for sale aggregated by category (in thousands):

	December 31, 2023	December 31, 2022
Commercial	$478,128	$327,449
Consumer	274,630	120,870
Other	22,666	25,717
Total	$775,424	$474,036

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The following table details property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2023	December 31, 2022
Capitalized software	$243,214	$197,420
Computer equipment	224,127	224,959
Leasehold improvements	123,218	228,634
Office furniture and equipment	28,798	45,836
Total	619,357	696,849
Less: Accumulated depreciation and amortization	(323,301)	(367,547)
Property and equipment, net	$296,056	$329,302

Depreciation and amortization expense on property and equipment was $172.8 million, $131.5 million, and $94.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

NOTE 9 - ACQUISITIONS

Afterpay

On January 31, 2022 (February 1, 2022 Australian Eastern Daylight Time), the Company completed the acquisition of Afterpay, a global BNPL platform. In connection with the acquisition, the Company issued 113,617,352 shares of the Company’s Class A common stock. The shares issued included a deemed vested component of outstanding employee awards, based on the ratio of time served in relation to the vesting term of each award, with the unvested portion being replaced with Block’s unvested replacement awards, with the same terms. The aggregate fair value of the shares issued was $13.8 billion based on the closing price of the Company’s Class A common stock on the acquisition date, of which $66.3 million was attributed to acceleration of various share-based arrangements and was accounted for as an expense immediately post-acquisition, included as a component of general and administrative expenses in the consolidated statement of operations. As of the completion of the acquisition, certain convertible notes with an outstanding principal amount of AU $1.5 billion (U.S. $1.1 billion based on the closing exchange rate on the acquisition date) remained outstanding, and were redeemed on March 4, 2022. As of December 31, 2023, the Company's purchase price allocation was complete and the measurement period was closed.

The acquisition meets the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations. This method requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.

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

(ii) Refer to Note 15, Indebtedness for further details.

Goodwill from the acquisition was primarily attributable to the value of expected synergies created by incorporating Afterpay's BNPL platform, its business, and operations into the Company's Cash App ecosystem and the value of the assembled workforce. The goodwill has no amortizable basis for income tax purposes.

Other Acquisitions

During the years ended December 31, 2023, 2022, and 2021, the Company completed certain acquisitions for a total consideration of $14.2 million, $46.0 million, and $253.7 million, respectively, which resulted in the recognition of additional intangible assets and goodwill. These acquisitions did not have a material impact to the Company's consolidated financial statements, and therefore pro forma financial information has not been presented. None of the goodwill generated from the acquisitions or the acquired intangible assets are expected to be deductible for tax purposes.

NOTE 10 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in the carrying value of goodwill was as follows (in thousands):

Balance at December 31, 2021	$519,276
Acquisitions	11,761,866
Foreign currency translation adjustments	(314,381)
Balance at December 31, 2022	11,966,761
Acquisitions	7,921
Foreign currency translation adjustments	77,351
Impairment charge	(132,313)
Balance at December 31, 2023	$11,919,720

As discussed further in Note 21, Segment and Geographical Information, the Company has two reportable segments, Square and Cash App. In the fourth quarter of 2023, the Company reorganized its business structure and moved the business activities and management of the Company's BNPL platform fully into Cash App. In connection with this reorganization, the Company reallocated the goodwill associated with the BNPL platform from Square to Cash App using the relative fair value approach. Additionally, the Company assessed goodwill for impairment for Square and Cash App immediately before and immediately after the reorganization and concluded that there was no goodwill impairment, as their estimated fair values exceeded their carrying values both immediately before and after the reorganization. The Company also performed a goodwill impairment testing of its other reporting units and recognized an impairment charge of 132.3 million related to TIDAL in the fourth quarter of 2023. The impairment charge was as a result of changes in TIDAL's strategic focus, including terminations of certain revenue arrangements and investment into new product areas. This charge was included within general and administrative expenses in the Company's statements of operations. The fair value of the TIDAL reporting unit was estimated using the income approach, which was based upon the present value of estimated future cash flows.

The change in the carrying value of goodwill allocated to the reportable segments was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Balance at December 31, 2021	$128,334	$193,057	$197,885	$519,276
Acquisitions	5,882,133	5,879,733	—	11,761,866
Foreign currency translation adjustments	(157,537)	(156,844)	—	(314,381)
Balance at December 31, 2022	5,852,930	5,915,946	197,885	11,966,761
Acquisitions	—	—	7,921	7,921
Foreign currency translation adjustments	77,351	—	—	77,351
Reallocation between segments (i)	720,847	(720,847)	—	—
Impairment charge	—	—	(132,313)	(132,313)
Balance at December 31, 2023	$6,651,128	$5,195,099	$73,493	$11,919,720

(i) Represents effects of the reallocation of goodwill due to the reorganization of the Company's business structure in the fourth quarter of 2023.

The Company performed its annual goodwill impairment assessment as of December 31, 2023 and concluded no additional goodwill impairment should be recognized. For purposes of completing the impairment test, the Company performs either a qualitative or a quantitative analysis on a reporting unit basis.

NOTE 11 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at December 31, 2023
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$393,511	$(201,409)	$192,102
Customer assets	14 years	1,473,970	(237,316)	1,236,654
Trade names	9 years	428,944	(102,774)	326,170
Other	9 years	13,299	(6,704)	6,595
Total		$2,309,724	$(548,203)	$1,761,521

	Balance at December 31, 2022
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$398,665	$(133,116)	$265,549
Customer assets	15 years	1,474,163	(110,316)	1,363,847
Trade names	9 years	434,766	(58,352)	376,414
Other	9 years	13,701	(5,477)	8,224
Total		$2,321,295	$(307,261)	$2,014,034

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Acquired intangible assets, net, beginning of the period	$2,014,034	$257,049	$137,612
Acquisitions	6,300	2,006,490	159,100
Amortization expense	(246,873)	(208,952)	(40,522)
Foreign currency translation and other adjustments	(11,940)	(40,553)	859
Acquired intangible assets, net, end of the period	$1,761,521	$2,014,034	$257,049

The estimated future amortization expense of intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$227,482
2025	208,252
2026	194,185
2027	147,028
2028	142,826
Thereafter	841,748
Total	$1,761,521

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2023	December 31, 2022
Restricted cash (i)	$770,380	$639,780
Short term deposits (ii)	397,630	25,555
Processing costs receivable	365,153	298,568
Loans held for investment, net of allowance for loan losses (iii)	247,631	123,959
Accounts receivable, net	134,824	140,508
Inventory, net	110,097	97,703
Prepaid expenses	100,770	141,262
Other	227,003	159,930
Total	$2,353,488	$1,627,265

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Includes a $350.0 million deposit held by a processor to meet requirements related to processing volumes under an arrangement that was executed in the fourth quarter of 2023. This activity is included within cash flows from operating activities within the Company's consolidated statements of cash flows.

(iii) Refer to Note 7, Customer Loans for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	December 31, 2023	December 31, 2022
Accrued expenses	$538,812	$382,571
Accounts payable	142,554	95,846
Customer deposits	167,028	141,893
Accrued transaction losses (i)	54,042	64,539
Accrued royalties	62,140	63,684
Operating lease liabilities, current	53,721	66,854
Other	307,903	258,129
Total	$1,326,200	$1,073,516

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Year Ended December 31,
	2023	2022
Accrued transaction losses, beginning of the period	$64,539	$55,167
Provision for transaction losses	95,885	100,735
Charge-offs to accrued transaction losses	(106,382)	(91,363)
Accrued transaction losses, end of the period	$54,042	$64,539

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions and negative balances, that are uncertain in nature. The Company recorded $405.6 million and $411.7 million for the years ended December 31, 2023 and 2022, respectively, for such losses.

NOTE 13 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2023	December 31, 2022
Investment in non-marketable equity securities (i)	$205,268	$208,880
Bitcoin investment (ii)	339,898	102,303
Restricted cash	71,812	71,600
Other	122,508	101,454
Total	$739,486	$484,237

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the consolidated statements of operations. Unrealized gains and losses were immaterial in the year ended December 31, 2023.

(ii) Refer to Note 14, Bitcoin for further details.

NOTE 14 - BITCOIN

A) Company Owned Bitcoin

Bitcoin investment

As of December 31, 2023, the Company held approximately 8,038 bitcoins for investment purposes with a fair value of $339.9 million, which is included within the Company’s “Other non-current assets” on the consolidated balance sheets. The following table summarizes the changes in the Company’s bitcoin investment (in thousands, except number of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2022	8,038	$102,303
Cumulative effect of adoption of ASU 2023-08	—	30,511
Remeasurement gain	—	207,084
Balance at December 31, 2023	8,038	$339,898

Bitcoin for operating purposes

The Company holds a small amount of bitcoin for operating purposes, at any time, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the consolidated balance sheets within “Other current assets”. The following table summarizes the changes in the Company's bitcoin for operating purposes (in thousands, except number of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2022	638	$10,941
Additions	335,213	9,369,762
Dispositions	(335,467)	(9,364,010)
Balance at December 31, 2023	384	$16,693

Given the Company holds a small amount of bitcoin for operating purposes and such bitcoin is held for only a short period, typically less than a day, any remeasurement gains or losses on the Company's bitcoin for operating purposes were immaterial.

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of December 31, 2023, an immaterial amount of the bitcoin was held by third-party custodians on the Company's behalf.

As of the adoption of SAB 121, the Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date. The Company was not aware of any actual or possible safeguarding loss events as of December 31, 2023 or December 31, 2022, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value.
The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	December 31, 2023	December 31, 2022
Approximate amount of bitcoin held for customers	24,570	25,850
Approximate amount of bitcoin held for trading partners	—	62
Total approximate amount of bitcoin held for other parties	24,570	25,912

Safeguarding obligation liability related to bitcoin held for customers	$1,038,585	$427,221
Safeguarding obligation liability related to bitcoin held for trading partners	—	1,022
Safeguarding obligation liability related to bitcoin held for other parties	$1,038,585	$428,243
Safeguarding asset related to bitcoin held for other parties	$1,038,585	$428,243

NOTE 15 - INDEBTEDNESS

A) Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2024. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million. On June 9, 2023, the Company entered into a seventh amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to June 9, 2028 and provide for additional unsecured revolving loan commitments in an aggregate principal amount of up to $175 million. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion available under the 2020 Credit Facility. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of December 31, 2023, $775.0 million remained available for draw subject to compliance with our covenants. The Company incurred immaterial unused commitment fees during the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, the Company was in compliance with all financial covenants associated with the 2020 Credit Agreement.

Loans under the 2020 Credit Agreement bear interest at the Company's option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio. The Credit Agreement also contains customary affirmative and negative covenants typical for a financing of this type that, among other things, restricts the Company and certain of its subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions, enter into restrictive agreements, enter into agreements with affiliates, and make certain investments and acquisitions.

B) Warehouse Funding Facilities

Following the acquisition of Afterpay, the Company assumed Afterpay's existing warehouse funding facilities. The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”). The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities ("Warehouse SPEs") formed for the sole purpose of financing the origination of consumer receivables to partly fund the Company's BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

These Warehouse Facilities have maturity dates through June 2026. As of December 31, 2023, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $1.6 billion was drawn and $99.4 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of December 31, 2023. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average ("SONIA") or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $65.9 million and $16.2 million for the years ended December 31, 2023 and 2022, respectively. The Company did not have any interest expense on the Company's Warehouse Facilities in 2021. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

December 31, 2023
2024 (i) (ii)	$753,035
2025	154,882
2026	700,000
Total	$1,607,917

(i) Includes $140.0 million of future scheduled principal payments related to a Warehouse Facility that matured in December 2023. The amount drawn at maturity remained outstanding as of December 31, 2023 as the Company had four months following the termination to repay the facility upon maturity. The amounts were repaid in January 2024.

(ii) Disclosed as warehouse funding facilities, current portion within total current liabilities on the consolidated balance sheet.

C) Notes

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the year ended December 31, 2023. As of December 31, 2023, no principal had converted and the if-converted value did not exceed the outstanding principal amount of either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.1250% payable semi-annually on March 1 and September 1 of each year. The 2025 Convertible Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2025 Convertible Notes for redemption, such 2025 Convertible Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Convertible Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Convertible Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Convertible Notes were met in the first quarter of 2021 through the first quarter of 2022. The circumstances were not met in the second through fourth quarters of 2022 and the year ended December 31, 2023. As of December 31, 2023, certain holders of the 2025 Convertible Notes converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of December 31, 2023, the if-converted value did not exceed the outstanding principal amount of the 2025 Convertible Notes.

Convertible Notes due in 2023

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). As of the maturity date on May 15, 2023, certain holders of the 2023 Convertible Notes had converted an aggregate principal amount of $401.9 million of their 2023 Convertible Notes, none of which was converted during the year ended December 31, 2023. The Company settled the conversions through the issuance of 5.2 million shares of the Company's Class A common stock and paid a total of $461.8 million in cash to settle the remaining unconverted principal balance, and interest, as of May 15, 2023.

The 2023 Convertible Notes, 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes”), together with the Senior Notes, are collectively referred to as the “Notes.”

The following table summarizes the Company's Notes as of December 31, 2023 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(10,433)	$989,567
2026 Senior Notes	1,000,000	(6,792)	993,208
2027 Convertible Notes	575,000	(5,135)	569,865
2026 Convertible Notes	575,000	(3,986)	571,014
2025 Convertible Notes	1,000,000	(3,563)	996,437
Total	$4,150,000	$(29,909)	$4,120,091

The following table summarizes the Company's Notes as of December 31, 2022 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(11,829)	$988,171
2026 Senior Notes	1,000,000	(9,586)	990,414
2027 Convertible Notes	575,000	(6,465)	568,535
2026 Convertible Notes	575,000	(5,685)	569,315
2025 Convertible Notes	1,000,000	(6,606)	993,394
2023 Convertible Notes (i)	460,630	(274)	460,356
Total	$4,610,630	$(40,445)	$4,570,185

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$65,566	$66,910	$44,141
Amortization of debt issuance costs	10,538	10,979	9,823
Total	$76,104	$77,889	$53,964

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

In connection with the offering of the 2023 Convertible Notes, the Company entered into convertible note hedge transactions ("2023 Convertible Note Hedges"), resulting in the receipt of 3.0 million shares of the Company's Class A common stock from certain financial institution counterparties and, as of December 31, 2023, the Convertible Note Hedges were completely settled and no longer outstanding. In addition, the warrants entered into in connection with the issuance of the 2023 Convertible Notes expired evenly over a 60 trading day period starting on August 15, 2023 and ending on November 7, 2023. None of the warrants were exercised over the trading day period.

NOTE 16 - INCOME TAXES

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(30,304)	$(347,968)	$417,356
Foreign	1,161	(217,349)	(259,894)
Income (loss) before income taxes	$(29,143)	$(565,317)	$157,462

The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$12,003	$14,352	$201
State	14,351	17,504	3,186
Foreign	51,506	25,425	5,684
Total current provision for income taxes	77,860	57,281	9,071
Deferred:
Federal	(58,532)	(59,909)	(1,463)
State	(25,072)	(7,677)	(524)
Foreign	(2,275)	(2,007)	(8,448)
Total deferred benefit for income taxes	(85,879)	(69,593)	(10,435)
Total benefit for income taxes	$(8,019)	$(12,312)	$(1,364)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	45.9	(1.1)	0.6
Foreign rate differential	(175.6)	(2.0)	10.4
Other non-deductible expenses	(21.7)	(1.2)	4.4
Credits	292.9	27.0	(83.9)
Other items	(2.2)	0.6	1.6
Change in valuation allowance	11.2	(46.7)	290.4
Share-based compensation	(16.1)	7.5	(275.0)
Change in uncertain tax positions	(27.4)	(1.5)	5.0
Income/loss inclusions of U.S. foreign subsidiaries	(216.5)	2.1	0.9
Non-deductible executive compensation	(9.2)	(0.3)	5.9
Non-deductible acquisition related costs	(15.0)	(3.0)	5.9
Foreign exchange gain/loss	174.1	(0.2)	—
Impairment loss	(60.8)	—	0.1
Return to provision adjustments	26.9	—	—
Intercompany transactions	—	—	3.8
Cancellation of debt income	—	—	8.0
Total	27.5%	2.2%	(0.9)%

The tax effects of temporary differences and related deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Capitalized costs & research and development capitalization	$552,731	$474,766
Accrued expenses	173,556	129,695
Net operating loss carryforwards	935,289	1,172,880
Tax credit carryforwards	529,314	501,185
Share-based compensation	45,153	72,128
Other	61,489	6,199
Operating lease liability	85,154	109,176
Cryptocurrency investment	—	30,273
Deferred consideration	6,943	11,665
Convertible notes	33,952	52,915
Safeguarding liability related to bitcoin held for other parties	257,503	110,150
Total deferred tax assets	2,681,084	2,671,032
Valuation allowance	(2,001,438)	(2,100,383)
Total deferred tax assets, net of valuation allowance	679,646	570,649
Deferred tax liabilities:
Property, equipment and intangible assets	(332,512)	(452,658)
Unrealized gain on investments	(25,618)	(29,554)
Operating lease right-of-use asset	(60,600)	(96,894)
Safeguarding asset related to bitcoin held for other parties	(257,503)	(110,150)
Cryptocurrency investment	(29,711)	—
Total deferred tax liabilities	(705,944)	(689,256)
Net deferred tax liabilities	$(26,298)	$(118,607)

On October 31, 2023, the Company completed certain internal restructuring steps resulting in certain U.S. domiciled Afterpay entities (collectively "Afterpay U.S.") integrating into the Block, Inc. U.S. federal consolidated filing group (the "Company's U.S. consolidated group"). The intention of the integration is to improve U.S. tax compliance efficiencies and optimize funding opportunities for Afterpay U.S. The Company recognized a one-time tax benefit of $29.1 million in the year related to the internal restructuring. The integration may result in a change to the taxes owed by the Company's U.S. consolidated group in future years. This will be dependent on the income or loss generated by Afterpay U.S. or if certain conditions are met that enables the utilization of the carried over tax attributes of Afterpay U.S., which have utilization restrictions within the U.S. consolidated group post-integration.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The Company's deferred tax assets and liabilities are primarily related to U.S. operations. In 2023, the Company's U.S. consolidated group generated a current tax provision resulting from the requirement to capitalize research and development expenses under Internal Revenue Code ("IRC") Section 174 and a decline in stock-based compensation deductions. The Company's U.S. consolidated group has significant deferred tax assets in the form of net operating loss carryovers, tax credit carryovers, capitalized costs resulting from the IRC Section 174 capitalization requirement, and other tax deductible temporary differences. Due to the history of tax losses generated by the Company's U.S. consolidated group, the Company believes it is not more likely than not that the deferred tax assets as of December 31, 2023 will be realized. Accordingly, the Company retained a full valuation allowance on the deferred tax assets of the Company's U.S. consolidated group.

The Company also has a history of tax losses in certain foreign jurisdictions, which it believes are not more likely than not to be realized as of December 31, 2023. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income. The valuation allowance decreased by approximately $98.9 million and increased by $213.3 million during the years ended December 31, 2023, and 2022, respectively.

As of December 31, 2023, the Company had $2.4 billion of federal, $4.6 billion of state, and $1.6 billion of foreign net operating loss carryforwards. The remaining carryforward amounts have no expiration date. The state operating losses will begin to expire in 2025 and the foreign net operating loss carryforwards will begin to expire in 2024. As of December 31, 2023, the Company had $377.6 million of federal, $264.7 million of state, and $57.5 million of foreign research credit carryforwards. The remaining federal research credit carryforwards will begin to expire in 2038. The state and foreign credit carryforwards have no expiration date.
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
As of December 31, 2023, the Company had unrecognized tax benefits of $465.1 million, of which $80.2 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
The change in the balance of unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefit, beginning of the period	$506,512	$448,392	$295,182
Gross increases and decreases related to prior period tax positions	(7,348)	5,431	6,552
Gross increases and decreases related to current period tax positions	(30,063)	30,988	124,238
Reductions related to lapse of statute of limitations	(3,998)	(2,950)	—
Gross increases related to acquisitions	—	24,651	22,420
Unrecognized tax benefit, end of the period	$465,103	$506,512	$448,392

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had total accrued interest and penalties of $22.1 million, $9.1 million, and $7.8 million related to uncertain tax positions for the years ended December 31, 2023, 2022, and 2021, respectively. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $17.6 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013, 2014, and 2016 and in Texas for tax years 2015 to 2019. The Company’s various tax years starting with 2009 to 2022 remain open in various taxing jurisdictions.
As of December 31, 2023, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. Cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2023 are $113.2 million.

NOTE 17 - STOCKHOLDERS' EQUITY

Common Stock

The Company has two classes of authorized common stock outstanding: Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2023, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Warrants

In conjunction with the 2023 Convertible Notes offering, the Company sold the 2023 Warrants whereby the counterparties have the option to purchase a total of approximately 11.1 million shares of the Company’s Class A common stock at a price of $109.26 per share. The 2023 Warrants expired evenly over a 60 trading day period starting on August 15, 2023 and ending on November 7, 2023. None of the warrants were exercised as of December 31, 2023.

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of December 31, 2023.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of December 31, 2023.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of December 31, 2023.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

In connection with the conversion of the 2023 Convertible Notes, the Company has issued an aggregate 5.2 million shares of Class A common stock as of December 31, 2023, of which no shares were issued in in the year ended December 31, 2023. The Company also exercised a pro-rata portion of the 2023 Convertible Note Hedges and received 3.0 million shares of Class A common stock from the 2023 Note Hedge Counterparties to offset the shares issued as of December 31, 2023. No shares were received in the year ended December 31, 2023.

Share Repurchase Program

In October 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

During the year ended December 31, 2023, we repurchased 2.5 million shares of our Class A common stock for an aggregate amount of $156.8 million. As of December 31, 2023, $843.2 million remained available and authorized for repurchases.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan ("2009 Plan") and the 2015 Equity Incentive Plan ("2015 Plan"). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan. As of December 31, 2023, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2009 Plan was 2 million shares.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options ("ISOs" and "NSOs", respectively), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30 million shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of December 31, 2023, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2015 Plan was 43 million shares, and 121 million shares were available for future issuance.

A summary of stock option activity for the year ended December 31, 2023 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the period	6,739	$40.37	4.02	$224,484
Granted	682	65.16
Exercised	(2,065)	21.38
Forfeited	(311)	95.32
Expired	(54)	91.69
Outstanding, end of the period	4,991	$47.64	3.80	$195,760

Exercisable, end of the period	4,250	$40.26	2.94	$189,357

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. Aggregate intrinsic value for stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $96.1 million, $211.0 million, and $1.1 billion, respectively.

The total weighted-average grant-date fair value of options granted was $39.13, $73.31, and $131.57 per share for the years ended December 31, 2023, 2022, and 2021, respectively.

Restricted Stock Activity

Activity related to RSAs and RSUs during the year ended December 31, 2023 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	28,300	$97.89
Granted	30,233	61.03
Vested	(14,211)	86.84
Forfeited	(4,223)	90.82
Unvested, end of the period	40,099	$74.76

As of December 31, 2023, all remaining RSAs were vested and there were no RSAs outstanding.

The total fair value of shares vested was $873.0 million, $724.2 million, and $1.6 billion in the years ended December 31, 2023, 2022, and 2021, respectively.

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan ("ESPP") became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25%, subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year. Each offering period includes two purchase periods, which begin on the first trading day on or after November 15 and May 15, and ending on the last trading day on or before May 15 and November 15, respectively. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the purchase period. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8.4 million shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the administrator. As of December 31, 2023, 9 million shares had been purchased under the ESPP and 30 million shares were available for future issuance under the ESPP.

Share-Based Compensation

The fair values of stock options granted were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Dividend yield	—%	—%	—%
Risk-free interest rate	3.48%	3.08%	1.08%
Expected volatility	62.32%	59.2%	54.91%
Expected term (years)	6.02	6.02	6.02

The following table summarizes the effects of share-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$601	$494	$410
Product development	902,130	701,715	446,596
Sales and marketing	130,665	105,231	57,070
General and administrative	242,701	261,849	103,966
Total	$1,276,097	$1,069,289	$608,042

The Company recorded tax benefits related to stock-based compensation expense of $228.2 million, $218.9 million and $10.5 million, during the years ended December 31, 2023, 2022, and 2021, respectively.

The Company recorded $63.3 million, $61.4 million, and $34.9 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the years ended December 31, 2023, 2022 and 2021, respectively. The total share-based compensation expense for the year ended December 31, 2022 includes a $66.3 million one-time charge related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay.

The Company capitalized $30.9 million, $20.7 million, and $15.1 million of share-based compensation expense related to capitalized software during the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, there was $2.9 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of three years.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(21,124)	$(553,005)	$158,826
Less: Net loss attributable to noncontrolling interests	(30,896)	(12,258)	(7,458)
Net income (loss) attributable to common stockholders	$9,772	$(540,747)	$166,284
Denominator:
Basic shares:
Weighted-average shares used to compute basic net income (loss) per share	608,856	578,949	458,432
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	5,168	—	17,849
Convertible notes	—	—	408
Common stock warrants	—	—	25,090
Weighted-average shares used to compute diluted net income (loss) per share	614,024	578,949	501,779

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.93)	$0.36
Diluted	$0.02	$(0.93)	$0.33

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options, restricted stock, and employee stock purchase plan	40,431	32,185	7,680
Convertible notes	14,297	18,029	23,947
Common stock warrants	20,243	33,699	17,271
Total anti-dilutive securities	74,971	83,913	48,898

NOTE 19 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of December 31, 2023, the Company had recorded right-of-use assets of $10.4 million and associated lease liabilities of $16.3 million related to this lease arrangement.

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

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities. The Company's leases have remaining lease terms of one year to 13 years, some of which include options to extend up to five year terms, or include options to terminate the leases with advanced notice. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. There were no finance lease obligations as of December 31, 2023.

The components of lease costs for the year ended December 31, 2023 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Fixed operating lease costs	$77,659	$93,365
Variable operating lease costs	22,555	27,065
Short-term lease costs	3,332	4,332
Sublease income	(11,933)	(15,965)
Total lease costs	$91,613	$108,797

Other information related to operating leases was as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term	7.0 years	7.7 years
Weighted-average discount rate	3.62%	3.55%

Cash flows related to leases were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Payments for operating lease liabilities	$(93,890)	$(92,730)
Supplemental cash flow data:
Right-of-use assets obtained in exchange for operating lease obligations	$7,106	$39,324

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2023 are as follows (in thousands):

2024	$65,279
2025	59,151
2026	49,352
2027	45,389
2028	45,631
Thereafter	128,729
Total	$393,531
Less: Amount representing interest	48,177
Less: Lease incentives and transfer to held for sale	1,996
Total	$343,358

The Company recognized total rental expenses for operating leases of $75.8 million, $93.6 million, and $80.3 million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

As of December 31, 2023, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
2024	$300,554
2025	316,425
2026	263,300
2027	315,100
Total	$1,195,379

Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as subpoenas from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. In December 2023, the CFPB notified the Company, pursuant to the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against the Company related to the topics addressed in its CIDs. The purpose of a NORA is to provide a party being investigated an opportunity to present its position to the CFPB before an enforcement action may be recommended or commenced. The Company is unable to predict the likely outcome of this matter and cannot provide any assurance that the CFPB will not ultimately take legal action against the Company or that the outcome of any such action, if brought, will not have a material adverse effect on the Company. The Company is cooperating with the CFPB and the state Attorneys General in connection with these inquiries.

The Company has accrued a liability for an estimated amount in connection with these CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of December 31, 2023. Given the status of these matters, it is not possible to reliably determine the range of potential liability in excess of the accrued amounts that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

In addition, the Company is subject to various legal matters, investigations, subpoenas, inquiries or audits, claims, lawsuits and disputes, including with regulatory bodies and governmental agencies. For example, the Company received inquiries from the SEC and Department of Justice shortly after the publication of a short seller report in March 2023. The Company believes the inquiries primarily relate to the allegations raised in the short seller report. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability, if any, with respect to any of these matters. Although the Company may be subject to an adverse decision or settlement, it does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of any of these matters, and their resolution could be material to the Company's operating results.

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

NOTE 21 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Accordingly, the Company has two reportable segments, Square and Cash App. In the fourth quarter of 2023, the Company reorganized its business structure and moved the business activities, management, and the financial results of the Company's BNPL platform fully into Cash App. Accordingly, the segment results below include the financial results of the BNPL platform solely within the Cash App segment. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL and other emerging ecosystems, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM. Cash App also includes the BNPL platform.

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included. The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Year Ended December 31, 2023
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$498,176	$5,817,125	$—	$6,315,301
Subscription and services-based revenue	4,685,208	1,059,081	200,553	5,944,842
Hardware revenue	—	157,178	—	157,178
Bitcoin revenue	9,498,302	—	—	9,498,302
Segment revenue	14,681,686	7,033,384	200,553	21,915,623
Segment gross profit (ii)	$4,323,463	$3,128,654	$52,769	$7,504,886

	Year Ended December 31, 2022
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$466,171	$5,235,369	$—	$5,701,540
Subscription and services-based revenue	3,452,777	894,350	205,646	4,552,773
Hardware revenue	—	164,418	—	164,418
Bitcoin revenue	7,112,856	—	—	7,112,856
Segment revenue	11,031,804	6,294,137	205,646	17,531,587
Segment gross profit (ii)	$3,245,044	$2,706,901	$39,947	$5,991,892

	Year Ended December 31, 2021
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$409,844	$4,383,302	$—	$4,793,146
Subscription and services-based revenue	1,893,008	664,367	152,356	2,709,731
Hardware revenue	—	145,679	—	145,679
Bitcoin revenue	10,012,647	—	—	10,012,647
Segment revenue	12,315,499	5,193,348	152,356	17,661,203
Segment gross profit (ii)	$2,070,847	$2,316,671	$32,305	$4,419,823

(i) Corporate and other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations.

(ii) Segment gross profit for Cash App for the years ended December 31, 2023, 2022, and 2021 included $56.1 million, $53.9 million, and $10.5 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the years ended December 31, 2023, 2022, and 2021 included $10.6 million, $10.5 million, and $8.3 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was immaterial for the years ended December 31, 2023, 2022, and 2021.

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total segment gross profit	$7,504,886	$5,991,892	$4,419,823
Less: Product development	2,720,819	2,135,612	1,383,841
Less: Sales and marketing	2,019,009	2,057,951	1,617,189
Less: General and administrative	2,209,190	1,686,849	982,817
Less: Transaction, loan, and consumer receivable losses	660,663	550,683	187,991
Less: Bitcoin impairment losses	—	46,571	71,126
Less: Amortization of customer and other intangible assets	174,044	138,758	15,747
Less: Interest expense (income), net	(47,221)	36,228	33,124
Less: Other income, net	(202,475)	(95,443)	(29,474)
Income (loss) before applicable income taxes	$(29,143)	$(565,317)	$157,462

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$20,416,462	$16,314,769	$17,077,532
International	1,499,161	1,216,818	583,671
Total	$21,915,623	$17,531,587	$17,661,203

No individual country from the international markets contributed more than 10% of total revenue for the years ended December 31, 2023, 2022, and 2021.

Long-Lived Assets

The following table details long-lived assets by geographic area (in thousands):

	December 31,
	2023	2022
United States	$7,570,973	$8,023,535
Australia	4,761,535	4,801,434
International	1,889,490	1,858,300
Total	$14,221,998	$14,683,269

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 22 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flow Data:
Cash paid for interest	$130,009	$84,876	$40,446
Cash paid for income taxes	81,376	39,045	10,041
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	7,106	39,324	63,290
Purchases of property and equipment in accounts payable and accrued expenses	3,921	5,212	15,071
Deferred purchase consideration related to business combinations	2,550	14,377	50,079
Fair value of common stock issued related to business combinations	(6,658)	(13,827,929)	(28,735)
Fair value of common stock issued to settle the conversion of convertible notes	—	(2,523)	(1,258,562)
Fair value of shares received to settle convertible note hedges	—	133,144	1,800,933
Fair value of common stock issued in connection with the exercise of common stock warrants	—	(806,446)	—
Bitcoin lent to third-party borrowers	—	5,934	(6,084)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

During the quarterly period ended December 31, 2023, the following officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On November 29, 2023, Brian Grassadonia, our Chief Executive Officer, Cash App, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 652,282 shares of our Class A common stock, which includes the exercise of up to 412,122 options and the corresponding sale of enough of the resulting 412,122 shares of Class A common stock required to cover the exercise price, withholding taxes, commissions and fees related to exercising the aforementioned options. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 30, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 ("Proxy Statement") and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Scheme Implementation Deed, dated as of August 2, 2021, by and among Square, Inc., Lanai (AU) 2 Pty Ltd, and Afterpay Limited.	8-K	001-37622	2.1	August 2, 2021
2.2	Amending Deed, dated as of December 7, 2021, by and among Block, Inc., Lanai (AU) 2 Pty Ltd and Afterpay Limited.	8-K	001-37622	2.1	December 7, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	001-37622	3.1	February 24, 2022
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	October 21, 2022
4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-207411	4.1	November 6, 2015
4.4	Indenture, dated March 5, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A.	8-K	001-37622	4.1	March 5, 2020
4.5	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.4).	8-K	001-37622	4.2	March 5, 2020
4.6	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).	8-K	001-37622	4.1	November 13, 2020
4.7	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.6).	8-K	001-37622	4.2	November 13, 2020
4.8	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).	8-K	001-37622	4.3	November 13, 2020
4.9	Form of 0.25% Convertible Senior Note due 2027 (included in Exhibit 4.8).	8-K	001-37622	4.4	November 13, 2020
4.10	Indenture, dated as of May 20, 2021, by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (2.75% Senior Notes due 2026).	8-K	001-37622	4.1	May 20, 2021
4.11	Form of 2.75% Senior Note due 2026 (included in Exhibit 4.10).	8-K	001-37622	4.2	May 20, 2021
4.12	Indenture, dated as of May 20, 2021 by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (3.50% Senior Notes due 2031).	8-K	001-37622	4.3	May 20, 2021
4.13	Form of 3.50% Senior Note due 2031 (included in Exhibit 4.12).	8-K	001-37622	4.4	May 20, 2021
4.14	Description of Class A Common Stock.	10-K	001-37622	4.7	February 26, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2.1+	Block, Inc. 2015 Equity Incentive Plan, as amended and restated	10-K	001-37622	10.2.1	February 24, 2022
10.2.2+*	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.
10.2.3+	Form of Restricted Stock Award and Restricted Stock Agreement.	10-K	001-37622	10.2.3	February 24, 2022
10.2.4+*	Form of Stock Option Grant and Stock Option Agreement.
10.3+	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.	10-Q	001-37622	10.1	November 3, 2022
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6*	Block, Inc. Outside Director Compensation Policy, as amended and restated.
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+*	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.
10.9+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.10+	Offer Letter between the Registrant and Alyssa Henry, dated as of October 1, 2015.	S-1/A	333-207411	10.12	November 6, 2015
10.11+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018.	8-K	001-37622	10.1	January 4, 2019
10.12+	Separation Agreement between the Registrant and Sivan Whiteley, dated as of April 26, 2023.	10-Q	001-37622	10.1	May 4, 2023
10.13	Revolving Credit Agreement dated as of May 1, 2020 among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 6, 2020
10.14	First Amendment to Credit Agreement, dated as of May 28, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 3, 2020
10.15	Second Amendment to Credit Agreement, dated as of November 9, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.6	November 10, 2020
10.16	Third Amendment to Credit Agreement, dated as of January 28, 2021, by and among the Registrant, the Lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	February 3, 2021
10.17	Fourth Amendment to Credit Agreement, dated as of May 25, 2021, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	May 26, 2021
10.18	Fifth Amendment to Credit Agreement, dated as of January 28, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	January 31, 2022
10.19	Sixth Amendment to Credit Agreement, dated as of February 23, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as administrative agent.	10-K	001-37622	10.21	February 24, 2022
10.20	Seventh Amendment to Credit Agreement, dated as of June 9, 2023, among Block, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	001-37622	10.1	June 9, 2023
10.21#	Master Development and Supply Agreement by and between the Registrant and TDK Corporation, dated as of October 1, 2013.	10-Q	001-37622	10.2	August 3, 2023
10.22#	Master Manufacturing Agreement by and between the Registrant and Cheng Uei Precision Industry Co., Ltd., dated as of June 27, 2012.	10-Q	001-37622	10.3	August 3, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.23#*	ASIC Development and Supply Agreement by and between the Registrant, Semiconductor Components Industries, LLC (d/b/a ON Semiconductor) and ON Semiconductor Trading, Ltd., dated as of March 25, 2013.
10.24	Amendment 1 to ASIC Development and Supply Agreement, dated as of January 15, 2019.	10-K	001-37622	10.23	February 27, 2019
10.25	Paycheck Protection Program Liquidity Facility Letter Agreement, dated as of June 2, 2020.	8-K	001-37622	10.2	June 3, 2020
10.26	Paycheck Protection Program Liquidity Facility Letter of Agreement, dated as of January 29, 2021.	8-K	001-37622	10.2	February 3, 2021
10.27	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.28	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
10.29	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 5, 2020
10.30	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 5, 2020
10.31	Form of Convertible Note Hedge Confirmation (2026 Convertible Notes).	8-K	001-37622	10.2	November 10, 2020
10.32	Form of 2026 Warrant Confirmation.	8-K	001-37622	10.4	November 10, 2020
10.33	Form of Convertible Note Hedge Confirmation (2027 Convertible Notes).	8-K	001-37622	10.3	November 10, 2020
10.34	Form of 2027 Warrant Confirmation.	8-K	001-37622	10.5	November 10, 2020
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Financial Restatement Clawback Policy
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document..
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________

*     Filed herewith.
+    Indicates management contract or compensatory plan.
#    Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.
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
Date: February 22, 2024
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	Block Head and Chairperson (Principal Executive Officer)	February 22, 2024
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)	February 22, 2024
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Ajmere Dale
/s/ Roelof Botha	Director	February 22, 2024
Roelof Botha
/s/ Amy Brooks	Director	February 22, 2024
Amy Brooks
/s/ Shawn Carter	Director	February 22, 2024
Shawn Carter
/s/ Paul Deighton	Director	February 22, 2024
Paul Deighton
/s/ Randy Garutti	Director	February 22, 2024
Randy Garutti
/s/ Jim McKelvey	Director	February 22, 2024
Jim McKelvey
/s/ Mary Meeker	Director	February 22, 2024
Mary Meeker
/s/ Neha Narula	Director	February 22, 2024
Neha Narula
/s/ Sharon Rothstein	Director	February 22, 2024
Sharon Rothstein