Form 10-Q
period 2024-03-31
Block, Inc.
filed 2024-05-02
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 556,545 and 60,496, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,753,436	$4,996,465
Investments in short-term debt securities	573,390	851,901
Settlements receivable	3,714,810	3,226,294
Customer funds	4,046,346	3,170,430
Consumer receivables, net	1,914,278	2,444,695
Loans held for sale	892,068	775,424
Safeguarding asset related to bitcoin held for other parties	1,681,111	1,038,585
Other current assets	1,962,865	2,353,488
Total current assets	20,538,304	18,857,282
Goodwill	11,721,329	11,919,720
Acquired intangible assets, net	1,673,618	1,761,521
Other non-current assets	1,679,579	1,531,370
Total assets	$35,612,830	$34,069,893
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$8,137,147	$6,795,340
Accrued expenses and other current liabilities	1,275,321	1,334,669
Current portion of long-term debt (Note 12)	997,197	—
Warehouse funding facilities, current	410,426	753,035
Safeguarding obligation liability related to bitcoin held for other parties	1,681,111	1,038,585
Total current liabilities	12,501,202	9,921,629
Warehouse funding facilities, non-current	543,751	854,882
Long-term debt (Note 12)	3,125,456	4,120,091
Other non-current liabilities	475,225	480,455
Total liabilities	16,645,634	15,377,057
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at March 31, 2024 and December 31, 2023. None issued and outstanding at March 31, 2024 and December 31, 2023.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at March 31, 2024 and December 31, 2023; 556,563 and 555,306 issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at March 31, 2024 and December 31, 2023; 60,501 and 60,515 issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	19,687,428	19,601,992
Accumulated other comprehensive loss	(660,203)	(378,307)
Accumulated deficit	(56,424)	(528,429)
Total stockholders’ equity attributable to common stockholders	18,970,801	18,695,256
Noncontrolling interests	(3,605)	(2,420)
Total stockholders’ equity	18,967,196	18,692,836
Total liabilities and stockholders’ equity	$35,612,830	$34,069,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Transaction-based revenue	$1,511,209	$1,422,705
Subscription and services-based revenue	1,682,294	1,366,224
Hardware revenue	32,501	37,451
Bitcoin revenue	2,731,124	2,163,751
Total net revenue	5,957,128	4,990,131
Cost of revenue:
Transaction-based costs	873,165	820,787
Subscription and services-based costs	269,668	264,092
Hardware costs	50,785	58,785
Bitcoin costs	2,651,010	2,113,375
Amortization of acquired technology assets	18,027	18,508
Total cost of revenue	3,862,655	3,275,547
Gross profit	2,094,473	1,714,584
Operating expenses:
Product development	720,574	626,937
Sales and marketing	443,885	496,011
General and administrative	471,260	432,825
Transaction, loan, and consumer receivable losses	165,729	127,896
Amortization of customer and other acquired intangible assets	43,282	37,087
Total operating expenses	1,844,730	1,720,756
Operating income (loss)	249,743	(6,172)
Interest income, net	(18,745)	(3,161)
Other income, net	(237,824)	(77,717)
Income before income tax	506,312	74,706
Provision (benefit) for income taxes	35,492	(21,122)
Net income	470,820	95,828
Less: Net loss attributable to noncontrolling interests	(1,185)	(2,488)
Net income attributable to common stockholders	$472,005	$98,316

Net income per share attributable to common stockholders:
Basic	$0.77	$0.16
Diluted	$0.74	$0.16
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	616,401	602,234
Diluted	637,360	623,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$470,820	$95,828
Net foreign currency translation adjustments (i)	(284,174)	(63,881)
Net unrealized gain on marketable debt securities	2,278	14,410
Total comprehensive income	$188,924	$46,357

(i) Includes foreign currency translation adjustments related to goodwill of $198.2 million and $47.6 million for March 31, 2024 and March 31, 2023, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit	interests	equity
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836
Net income	—	—	—	472,005	(1,185)	470,820
Shares issued in connection with employee stock plans	4,806	19,943	—	—	—	19,943
Repurchases of common stock	(3,563)	(252,095)	—	—	—	(252,095)
Change in other comprehensive loss	—	—	(281,896)	—	—	(281,896)
Share-based compensation	—	317,588	—	—	—	317,588
Balance at March 31, 2024	617,064	$19,687,428	$(660,203)	$(56,424)	$(3,605)	$18,967,196

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit	interests	equity
Balance at December 31, 2022	600,060	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Cumulative adjustment due to adoption of ASU 2023-08	—	—	—	30,511	—	30,511
Net income	—	—	—	98,316	(2,488)	95,828
Shares issued in connection with employee stock plans	3,333	6,825	—	—	—	6,825
Change in other comprehensive loss	—	—	(49,471)	—	—	(49,471)
Share-based compensation	—	285,502	—	—	—	285,502
Balance at March 31, 2023	603,393	$18,607,008	$(572,561)	$(439,885)	$25,988	$17,620,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$470,820	$95,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,640	93,173
Amortization of discounts and premiums and other non-cash adjustments	(266,991)	(85,314)
Non-cash lease expense	14,512	24,333
Share-based compensation	311,168	279,592
Loss on revaluation of equity investments	1,111	14,885
Bitcoin remeasurement	(233,404)	(96,088)
Transaction, loan, and consumer receivable losses	165,729	127,896
Change in deferred income taxes	(7,984)	1,353
Changes in operating assets and liabilities:
Settlements receivable	(542,070)	452,868
Purchases and originations of loans	(3,010,609)	(1,834,442)
Proceeds from payments and forgiveness of loans	2,824,953	1,753,515
Customers payable	465,891	(418,948)
Settlements payable	(7,341)	(64,528)
Other assets and liabilities	205,970	(49,722)
Net cash provided by operating activities	489,395	294,401
Cash flows from investing activities:
Purchases of marketable debt securities	(184,048)	(56,761)
Proceeds from maturities of marketable debt securities	204,737	273,771
Proceeds from sale of marketable debt securities	327,128	15,697
Payments for originations of consumer receivables	(6,095,104)	(4,911,509)
Proceeds from principal repayments and sales of consumer receivables	6,824,596	5,339,800
Purchases of property and equipment	(31,998)	(32,253)
Purchases of other investments	(2,924)	(4,821)
Net cash provided by investing activities	1,042,387	623,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Repayments of Paycheck Protection Program Liquidity Facility advances	—	(5,077)
Proceeds from warehouse facilities borrowings	160,587	47,975
Repayments of warehouse facilities borrowings	(790,592)	(692,556)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	19,943	6,825
Net increase in interest-bearing deposits	18,650	13,601
Repurchases of common stock	(252,095)	—
Change in customer funds, restricted from use in the Company's operations	875,916	620,149
Net cash provided by (used in) financing activities	32,409	(9,083)
Effect of foreign exchange rate on cash and cash equivalents	(41,755)	1,033
Net increase in cash, cash equivalents, restricted cash, and customer funds	1,522,436	910,275
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	9,009,087	8,435,906
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$10,531,523	$9,346,181

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$5,753,436	$5,061,091
Short-term restricted cash	660,153	414,267
Long-term restricted cash	71,588	70,350
Customer funds cash and cash equivalents	4,046,346	3,800,473
Total	$10,531,523	$9,346,181

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2023 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Adoption of ASU 2023-08 and Recasting of Prior Period

The Company early adopted ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), in the fourth quarter of 2023 using a modified retrospective approach. ASU 2023-08 provides guidance on accounting and disclosure of crypto assets and requires an entity to (i) subsequently remeasure crypto assets at fair value at each measurement date with changes recognized in net income, (ii) present the changes in fair value separately from changes in the carrying amount of other intangible assets in the income statement, and (iii) present crypto assets measured at fair value separately from other intangible assets on the balance sheet. Prior to the adoption of ASU 2023-08, the Company's bitcoin investment was subject to impairment losses if the fair value decreased below the carrying value during the assessed period. Impairment losses on the Company's bitcoin investment could not be recovered for any subsequent increases in fair value until the asset was sold. Upon adoption of ASU 2023-08, the Company recognized a cumulative-effect adjustment increasing bitcoin value and retained earnings by $30.5 million as of the beginning of fiscal year 2023.

The adoption of ASU 2023-08 using a modified retrospective approach requires the Company to adopt the standard as of January 1, 2023. As such, the previously reported condensed consolidated financial statements for the three months ended March 31, 2023 have been revised to reflect the adoption of ASU 2023-08. The following table presents the effects of these changes on the Company’s condensed consolidated statements of operations:

		Three Months Ended March 31, 2023
		As Previously Reported (i)	Adjustments (ii)	As Adjusted
	Net income (loss) attributable to common stockholders (iii)	$(16,838)	$115,154	$98,316
	Net income (loss) per share attributable to common stockholders:
	Basic	$(0.03)	$0.19	$0.16
	Diluted	$(0.03)	$0.19	$0.16
	___________________
(i)	As reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023.
(ii)	The adjustment had no impact on previously reported cash flows from operating, investing, or financing activities within the Company's condensed consolidated statements of cash flows.
(iii)	Financial statement lines item impacted within the condensed consolidated statements of operations were "Other expense (income), net" and "Provision (benefit) for income taxes".

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

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, including outcomes from claims and disputes, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, determination of goodwill impairment charges, determination of allowance for loan loss reserves for loans held for investment, determination of allowance for credit losses for consumer receivables, allocation of acquired goodwill to reporting units, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

The Company's estimates of valuation of loans held for sale, allowance for credit losses associated with consumer receivables and loans held for investment, and accrued transaction losses are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 5, Fair Value Measurements for further details on amortized cost over fair value of the loans, Note 6, Consumer Receivables, net for further details on consumer receivables, Note 7, Customer Loans for further details on customer loans, and Note 9, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.

Concentration of Credit Risk

For the three months ended March 31, 2024 and March 31, 2023, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 42% and 35% of settlements receivable as of March 31, 2024. As of December 31, 2023, the Company had two parties that represented approximately 46% and 35% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $61.6 million for the three months ended March 31, 2024 compared to $89.1 million for the three months ended March 31, 2023. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $210.9 million for the three months ended March 31, 2024 compared to $243.7 million for the three months ended March 31, 2023 for such expenses.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company's chief operating decision maker ("CODM"), the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will impact the Company’s disclosures only and the Company is evaluating the effect of adopting the new disclosure requirements.

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

In March 2024, the SEC adopted rules that require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. The rules will also require registrants to quantify certain effects of severe weather events and other natural conditions in their audited financial statements. As adopted, the new rules will be effective for fiscal years beginning in 2025, except for the greenhouse gas emissions disclosures, which will be effective for fiscal years beginning in 2026. On April 4, 2024, the SEC voluntarily stayed the implementation of the rules pending the judicial review of challenges to the rules in the Eighth Circuit Court of Appeals. The Company is currently evaluating the effect of adopting these new rules.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue from contracts with customers:
Transaction-based revenue	$1,511,209	$1,422,705
Subscription and services-based revenue	1,212,118	1,038,613
Hardware revenue	32,501	37,451
Bitcoin revenue	2,731,124	2,163,751
Revenue from other sources:
Subscription and services-based revenue (i)	470,176	327,611
Total net revenue	$5,957,128	$4,990,131

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans, revenue generated from consumer receivables originated through our buy now, pay later ("BNPL") platform, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services, Inc. ("Square Financial Services").

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of March 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$58,399	$—	$(676)	$57,723
Corporate bonds	135,097	60	(626)	134,531
Commercial paper	724	—	—	724
Municipal securities	9,391	—	(138)	9,253
Certificates of deposit	500	—	—	500
U.S. government securities	372,337	43	(2,317)	370,063
Foreign government securities	600	—	(4)	596
Total	$577,048	$103	$(3,761)	$573,390

Long-term debt securities:
Corporate bonds	$96,206	$273	$(95)	$96,384
Municipal securities	2,481	30	(119)	2,392
U.S. government securities	89,073	151	(78)	89,146
Total	$187,760	$454	$(292)	$187,922

The Company's short-term and long-term investments as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$68,778	$—	$(1,263)	$67,515
Corporate bonds	216,864	96	(1,733)	215,227
Commercial paper	15,159	—	—	15,159
Municipal securities	9,396	—	(231)	9,165
Certificates of deposit	3,856	—	—	3,856
U.S. government securities	544,145	210	(4,357)	539,998
Foreign government securities	1,000	—	(19)	981
Total	$859,198	$306	$(7,603)	$851,901

Long-term debt securities:
Corporate bonds	$94,564	$809	$(45)	$95,328
Municipal securities	2,495	55	(138)	2,412
U.S. government securities	152,549	875	(37)	153,387
Total	$249,608	$1,739	$(220)	$251,127

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$400	$—	$57,322	$(676)	$57,722	$(676)
Corporate bonds	44,988	(48)	52,483	(578)	97,471	(626)
Municipal securities	—	—	9,253	(138)	9,253	(138)
U.S. government securities	92,760	(78)	162,389	(2,239)	255,149	(2,317)
Foreign government securities	—	—	596	(4)	596	(4)
Total	$138,148	$(126)	$282,043	$(3,635)	$420,191	$(3,761)

Long-term debt securities:
Corporate bonds	$45,907	$(87)	$980	$(8)	$46,887	$(95)
Municipal securities	977	(13)	385	(106)	1,362	(119)
U.S. government securities	25,758	(78)	—	—	25,758	(78)
Total	$72,642	$(178)	$1,365	$(114)	$74,007	$(292)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$9,770	$(10)	$57,745	$(1,253)	$67,515	$(1,263)
Corporate bonds	61,054	(60)	110,706	(1,673)	171,760	(1,733)
Municipal securities	—	—	9,165	(231)	9,165	(231)
U.S. government securities	80,724	(113)	207,183	(4,243)	287,907	(4,356)
Foreign government securities	—	—	981	(19)	981	(19)
Total	$151,548	$(183)	$385,780	$(7,419)	$537,328	$(7,602)

Long-term debt securities:
Corporate bonds	$11,819	$(31)	$2,274	$(14)	$14,093	$(45)
Municipal securities	976	(24)	383	(112)	1,359	(136)
U.S. government securities	28,474	(37)	—	—	28,474	(37)
Total	$41,269	$(92)	$2,657	$(126)	$43,926	$(218)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$577,048	$573,390
Due in one to five years	187,760	187,922
Total	$764,808	$761,312

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2024	December 31, 2023
Cash	$3,109,317	$2,137,634
Cash equivalents:
Money market funds	4,645	4,042
Reverse repurchase agreement (i)	932,384	1,028,754
Total customer funds	$4,046,346	$3,170,430

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

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, marketable equity investments, and bitcoin investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of March 31, 2024 or December 31, 2023.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,403,811	$—	$—	$960,705	$—	$—
U.S. government securities	44,577	—	—	29,788	—	—
Commercial paper	—	1,875	—	—	4,993	—
Corporate bonds	—	555	—	—	699	—
Restricted cash:
Money market funds	292,184	—	—	291,374	—	—
Customer funds:
Money market funds	4,645	—	—	4,042	—	—
Reverse repurchase agreement	932,384	—	—	1,028,754	—	—
Short-term debt securities:
U.S. government securities	370,063	—	—	539,998	—	—
Corporate bonds	—	134,532	—	—	215,227	—
U.S. agency securities	—	57,722	—	—	67,515	—
Certificates of deposit	—	500	—	—	3,856	—
Commercial paper	—	724	—	—	15,159	—
Municipal securities	—	9,253	—	—	9,165	—
Foreign government securities	—	596	—	—	981	—
Long-term debt securities:
U.S. government securities	89,146	—	—	153,387	—	—
Corporate bonds	—	96,384	—	—	95,328	—
Municipal securities	—	2,392	—	—	2,412	—
Other:
Investment in marketable equity securities	1,610	—	—	8,267	—	—
Bitcoin investment (i)	573,302	—	—	339,898	—	—
Safeguarding asset related to bitcoin held for other parties	—	1,681,111	—	—	1,038,585	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(1,681,111)	—	—	(1,038,585)	—
Total assets (liabilities) measured at fair value	$3,711,722	$304,533	$—	$3,356,213	$415,335	$—
(i) The Company holds an immaterial amount of bitcoin for operating purposes and, given the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the fair value approximates carrying value. Refer to Note 11, Bitcoin for more details.

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2031 Senior Notes	$989,915	$862,038	$989,567	$879,913
2026 Senior Notes	993,905	935,652	993,208	938,105
2027 Convertible Notes	570,197	477,540	569,865	468,475
2026 Convertible Notes	571,439	510,998	571,014	501,910
2025 Convertible Notes	997,197	1,020,472	996,437	979,776
Total	$4,122,653	$3,806,700	$4,120,091	$3,768,179

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$892,068	$889,427	$775,424	$783,464
Loans held for investment	246,355	256,285	247,631	258,684
Total	$1,138,423	$1,145,712	$1,023,055	$1,042,148

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2024 and March 31, 2023, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2024, the amortized cost of Pass rated consumer receivables was $2.0 billion and the amount of Classified consumer receivables was $132.3 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	March 31, 2024	December 31, 2023
Non-delinquent loans	$1,555,673	$2,074,532
1 - 60 days past due	408,257	453,412
61 - 90 days past due	50,133	26,798
90+ days past due	82,162	75,227
Total amortized cost	$2,096,225	$2,629,969

The amount listed as 1 - 60 days past due in the above table includes $336.1 million and $365.4 million of cash in transit as of March 31, 2024 and December 31, 2023, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three months ended March 31, 2024 and March 31, 2023 were immaterial.

The following table summarizes activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2024	2023
Allowance for credit losses, beginning of the period	$185,275	$151,290
Provision for credit losses	60,979	43,131
Charge-offs and other adjustments	(62,133)	(52,401)
Foreign exchange effect	(2,174)	(486)
Allowance for credit losses, end of the period	$181,947	$141,534

NOTE 7 - CUSTOMER LOANS

Loans Held for Investment

The Company originates loans in the U.S. through its wholly-owned subsidiary, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of March 31, 2024 and December 31, 2023, the Company held $246.4 million and $247.6 million, respectively, as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheets. Refer to Note 9, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses, amount of charge offs recorded, and amount of recoveries as of March 31, 2024 and December 31, 2023 were immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of March 31, 2024 and December 31, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2024 and December 31, 2023, the amortized cost of Pass rated loans was $260.1 million and $261.4 million, respectively, and the amount of Classified loans was immaterial for both periods.

Loans Held for Sale

The Company classifies loans as held for sale when there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale primarily include Square Loans and Cash App Borrow products. Square Loans are loans facilitated by Square Financial Services to qualified Square sellers, while Cash App Borrow is a credit product for consumers that allows customers to access short-term loans for a small fee. Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due are generally considered to be uncollectible and are written off.

As of March 31, 2024 and December 31, 2023, the Company had $892.1 million and $775.4 million, respectively, of loans held for sale, as disclosed in the Company's condensed consolidated balance sheets.

The Company aggregates loans held for sale by the intended customer of the loan product. Commercial loans held for sale include Square Loans, Consumer loans held for sale primarily includes loans initiated through Cash App Borrow, and Other loans held for sale include loans outside of consumer and commercial loans.

The following table presents the Company’s loans held for sale aggregated by category (in thousands):

	March 31, 2024	December 31, 2023
Commercial	$475,001	$478,128
Consumer	385,566	274,630
Other	31,501	22,666
Total	$892,068	$775,424

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at March 31, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$389,262	$(217,765)	$171,497
Customer assets	14 years	1,450,587	(265,816)	1,184,771
Trade names	9 years	424,203	(113,114)	311,089
Other	9 years	13,299	(7,038)	6,261
Total		$2,277,351	$(603,733)	$1,673,618

	Balance at December 31, 2023
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$393,511	$(201,409)	$192,102
Customer assets	14 years	1,473,970	(237,316)	1,236,654
Trade names	9 years	428,944	(102,774)	326,170
Other	9 years	13,299	(6,704)	6,595
Total		$2,309,724	$(548,203)	$1,761,521

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Acquired intangible assets, net, beginning of the period	$1,761,521	$2,014,034
Amortization expense	(61,309)	(55,595)
Foreign currency translation and other adjustments	(26,594)	(9,353)
Acquired intangible assets, net, end of the period	$1,673,618	$1,949,086

The estimated future amortization expense of intangible assets as of March 31, 2024 was as follows (in thousands):

Remainder of 2024	$163,387
2025	205,317
2026	191,250
2027	144,871
2028	140,740
Thereafter	828,053
Total	$1,673,618

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	March 31, 2024	December 31, 2023
Restricted cash (i)	$660,153	$770,380
Processing costs receivable	397,012	365,153
Loans held for investment, net of allowance for loan losses (ii)	246,355	247,631
Accounts receivable, net	148,090	134,824
Prepaid expenses	125,767	100,770
Inventory, net	119,413	110,097
Short term deposits (iii)	41,451	397,630
Other	224,624	227,003
Total	$1,962,865	$2,353,488

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Refer to Note 7, Customer Loans for further details.

(iii) As of December 31, 2023, includes a $350.0 million deposit held by a processor to meet requirements related to processing volumes under an arrangement that was executed in the fourth quarter of 2023. During the first quarter of 2024, this $350.0 million deposit was returned to the Company.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses	$480,672	$538,812
Customer deposits	185,677	167,028
Accounts payable	91,426	142,554
Accrued royalties	62,306	62,140
Accrued transaction losses (i)	60,016	54,042
Operating lease liabilities, current	53,188	53,721
Other	342,036	316,372
Total	$1,275,321	$1,334,669

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2024	2023
Accrued transaction losses, beginning of the period	$54,042	$64,539
Provision for transaction losses	30,819	24,942
Charge-offs to accrued transaction losses	(24,845)	(27,396)
Accrued transaction losses, end of the period	$60,016	$62,085

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions, disputes, and negative balances, that are uncertain in nature. The Company recorded $47.4 million and $105.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively, for such losses.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2024	December 31, 2023
Bitcoin investment (i)	$573,302	$339,898
Property and equipment, net	290,715	296,056
Operating lease right-of-use assets	242,858	244,701
Investment in non-marketable equity securities (ii)	209,504	205,268
Investments in long-term debt securities	187,922	251,127
Restricted cash	71,588	71,812
Other	103,690	122,508
Total	$1,679,579	$1,531,370

(i) Refer to Note 11, Bitcoin for further details.

(ii) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations. Unrealized gains and losses were immaterial during the three months ended March 31, 2024.

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liabilities, non-current	$281,836	$289,788
Deferred tax liabilities	27,376	35,695
Other	166,013	154,972
Total	$475,225	$480,455

NOTE 11 - BITCOIN

A) Company Owned Bitcoin

The Company holds bitcoin for long term investment purposes ("bitcoin investment") and also holds bitcoin for the facilitation of customer sales and purchases of bitcoin on Cash App ("bitcoin for operating purposes"). The Company accounts for its bitcoin as an indefinite-lived intangible asset in accordance with ASC 350, Intangibles—Goodwill and Other and has ownership of and control over its bitcoin.

The Company early adopted ASU No. 2023-08 in the fourth quarter of 2023 using a modified retrospective approach. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for further details.

The Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through “Other income, net” in the Company’s condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the Company held approximately 8,038 bitcoins for investment purposes with a cost basis of $220.0 million and a fair value of $573.3 million and $339.9 million, respectively, which is included within the Company’s “Other non-current assets” on the condensed consolidated balance sheets. For the three months ended March 31, 2024 and March 31, 2023, the Company recognized a $233.4 million and $96.1 million gain, respectively, from the remeasurement of the Company's bitcoin investment.

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of March 31, 2024 and December 31, 2023, the Company held approximately 263 and 384 bitcoins, respectively, for operating purposes with a fair value of $18.5 million and $16.7 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets”.

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of March 31, 2024 and December 31, 2023, an immaterial amount of the bitcoin was held by third-party custodians on the Company's behalf.

The Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date in accordance with Staff Accounting Bulletin No. 121 ("SAB 121"). The Company was not aware of any actual or possible safeguarding loss events as of March 31, 2024 or December 31, 2023, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	March 31, 2024	December 31, 2023
Total approximate number of bitcoin held for other parties	23,570	24,570

Safeguarding obligation liability related to bitcoin held for other parties	$1,681,111	$1,038,585
Safeguarding asset related to bitcoin held for other parties	$1,681,111	$1,038,585

NOTE 12 - INDEBTEDNESS

A) Notes

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The following table summarizes the Company's Notes as of March 31, 2024 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(10,085)	$989,915
2026 Senior Notes	1,000,000	(6,095)	993,905
2027 Convertible Notes	575,000	(4,803)	570,197
2026 Convertible Notes	575,000	(3,561)	571,439
2025 Convertible Notes (i)	1,000,000	(2,803)	997,197
Total	$4,150,000	$(27,347)	$4,122,653

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The following table summarizes the Company's Notes as of December 31, 2023 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(10,433)	$989,567
2026 Senior Notes	1,000,000	(6,792)	993,208
2027 Convertible Notes	575,000	(5,135)	569,865
2026 Convertible Notes	575,000	(3,986)	571,014
2025 Convertible Notes	1,000,000	(3,563)	996,437
Total	$4,150,000	$(29,909)	$4,120,091

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$16,130	$16,495
Amortization of debt issuance costs	2,562	2,710
Total	$18,692	$19,205

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the three months ended March 31, 2024. As of March 31, 2024, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year.

The circumstances to allow the holders to convert their 2025 Convertible Notes were not met during the three months ended March 31, 2024. As of March 31, 2024, certain holders of the 2025 Convertible Notes converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of March 31, 2024, the if-converted value did not exceed the outstanding principal amount of the 2025 Convertible Notes.

B) Revolving Credit Facility & Other

In May 2020, the Company entered into a revolving credit agreement with certain lenders, which provided a $500.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in May 2023. On May 28, 2020, the Company amended the credit agreement for the 2020 Credit Facility (the "Credit Agreement") to permit the Company’s wholly-owned subsidiary, Square Capital, LLC (“Square Capital”), to incur indebtedness in an aggregate principal amount of up to $500.0 million pursuant to the Paycheck Protection Program Liquidity Facility (“PPPLF”) authorized under the Federal Reserve Act of 1913. In connection with its convertible debt offerings in November 2020, the Company entered into a second amendment to the Credit Agreement on November 9, 2020 to permit convertible debt in an aggregate principal amount not to exceed $3.6 billion. On January 28, 2021, the Company entered into a third amendment to the Credit Agreement to increase the amount of indebtedness that Square Capital is permitted to incur pursuant to the PPPLF from an aggregate principal amount of up to $500.0 million to an aggregate principal amount of up to $1.0 billion. On May 25, 2021, the Company entered into a fourth amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to May 1, 2024. On January 28, 2022, the Company entered into a fifth amendment to the Credit Agreement to permit certain existing obligations of Afterpay and its subsidiaries to remain outstanding as of and after the completion of the Afterpay acquisition. On February 23, 2022, the Company entered into a sixth amendment to the Credit Agreement to, among other things, provide for a new tranche of unsecured revolving loan commitments in an aggregate principal amount of up to $100.0 million. On June 9, 2023, the Company entered into a seventh amendment to the Credit Agreement to, among other things, extend the maturity date of the loans advanced to June 9, 2028 and provide for additional unsecured revolving loan commitments in an aggregate principal amount of up to $175.0 million. On March 29, 2024, the Company entered into an eighth amendment to the Credit Agreement to, among other things, provide the Company and its subsidiaries additional flexibility with respect to warehouse facilities, securitization facilities, or receivables financings involving accounts receivable or other rights to payment. The Credit Agreement also contains a financial covenant that requires the Company to maintain a quarterly minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement) of at least $250.0 million, tested on a quarterly basis. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion available under the 2020 Credit Facility. To date, no funds have been drawn and no letters of credit have been issued under the 2020 Credit Facility. As of March 31, 2024, $775.0 million remained available for draw subject to compliance with our covenants. The Company incurred immaterial unused commitment fees during the three months ended March 31, 2024 and March 31, 2023. As of March 31, 2024, the Company was in compliance with all financial covenants associated with the 2020 Credit Facility.

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

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. These lines of credit were immaterial in the aggregate and there were no outstanding balances as of March 31, 2024 and December 31, 2023.

C) Warehouse Funding Facilities

Following the acquisition of Afterpay, the Company assumed Afterpay's existing warehouse funding facilities. The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”). The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund the Company's BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

These Warehouse Facilities have maturity dates through June 2026. As of March 31, 2024, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.5 billion on a revolving basis, of which $0.9 billion was drawn and $0.6 billion remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of March 31, 2024. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $19.7 million and $14.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

March 31, 2024
2024 (i)	$353,577
2025 (i)	100,600
2026	500,000
Total	$954,177

(i) Future scheduled principal payments in 2024 as well as a portion of 2025 are disclosed as warehouse funding facilities, current within total current liabilities on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $35.5 million for the three months ended March 31, 2024, compared to an income tax benefit of $21.1 million for the three months ended March 31, 2023. The difference between income before income tax at the U.S. federal statutory rate and the income tax expense recorded for the three months ended March 31, 2024 is primarily due to a change in the valuation allowance in the U.S. related to the utilization of tax loss carryovers and tax credits.

The difference between the income tax expense for the three months ended March 31, 2024, and the income tax benefit for the three months ended March 31, 2023 primarily relates to a change in the mix of income by jurisdiction. In addition, for the three months ended March 31, 2023, Afterpay U.S. was included in the annual effective tax rate and had a current year loss, which generated a partial tax benefit due to the deferred tax liabilities available to recognize those losses. On October 31, 2023, Afterpay U.S. was integrated into Block Inc.’s U.S. federal consolidated filing group. As the Afterpay U.S. integration was a one-time event, there is no corresponding benefit for the three months ended March 31, 2024.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three months ended March 31, 2024 and March 31, 2023 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of March 31, 2024, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 14 - STOCKHOLDERS' EQUITY

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

During the three months ended March 31, 2024, we repurchased 3.6 million shares of our Class A common stock for an aggregate amount of $252.1 million. As of March 31, 2024, $591.1 million remained available and authorized for repurchases.

Stock Plans

The 2015 Equity Incentive Plan ("2015 Plan") provides that the number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. As of March 31, 2024, there were 153.2 million shares available for future issuance under our 2015 Plan.

A summary of stock option activity for the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	4,991	$47.64	3.80	$195,760
Granted	—	—
Exercised	(987)	20.20
Forfeited	—	—
Expired	(81)	158.19
Outstanding, end of the period	3,923	$52.27	4.20	$163,836

Exercisable, end of the period	3,294	$44.89	3.37	$155,692

Restricted Stock Activity

Activity related to RSUs during the three months ended March 31, 2024 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	40,099	$74.76
Granted	2,440	65.33
Vested	(3,820)	81.50
Forfeited	(3,874)	76.30
Unvested, end of the period	34,845	$73.19

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$173	$142
Product development	221,954	197,857
Sales and marketing	31,368	29,365
General and administrative	57,673	52,227
Total	$311,168	$279,591

The Company recorded $7.0 million and $21.1 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three months ended March 31, 2024 and March 31, 2023, respectively, which are included in the table above.

The Company capitalized $6.5 million and $5.9 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2024 and March 31, 2023, respectively.

As of March 31, 2024, there was $2.5 billion of total unrecognized compensation cost related to outstanding stock options and RSUs that are expected to be recognized over a weighted-average period of 2.5 years.

NOTE 15 - NET INCOME PER SHARE

Basic net income (loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of all potential shares of common stock. In periods when the Company reported a net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$470,820	$95,828
Less: Net loss attributable to noncontrolling interests	(1,185)	(2,488)
Net income attributable to common stockholders	$472,005	$98,316
Denominator:
Basic shares:
Weighted-average shares used to compute basic net income per share	616,401	602,234
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	8,851	7,164
Convertible notes	12,108	14,181
Common stock warrants	—	—
Weighted-average shares used to compute diluted net income per share	637,360	623,579

Basic	$0.77	$0.16
Diluted	$0.74	$0.16

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options, restricted stock, and employee stock purchase plan	35,006	29,655
Convertible notes	—	3,844
Common stock warrants	12,108	23,188
Total anti-dilutive securities	47,114	56,687

NOTE 16 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of March 31, 2024, the Company had recorded right-of-use assets of $10.8 million and associated lease liabilities of $16.6 million related to this lease arrangement.

Under the lease agreement, the Company also has an option to terminate the lease for up to 50% of the leased space any time between January 1, 2024 and December 31, 2026, as well as an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises any of the options to terminate the lease. On January 2, 2023, the Company notified the lessor of its intention to exercise the early termination option with respect to approximately 48% of the leased space, effective December 31, 2023. As a result, the Company paid a termination penalty of approximately $5.2 million to exercise the option in the first quarter of 2023.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

The Company has accrued a liability for an estimated amount in connection with these CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of March 31, 2024. Given the status of these matters, it is not possible to reliably determine the range of potential liability in excess of the accrued amounts that could result from these investigations. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

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

Purchase Commitments

From time to time, we may enter into non-cancelable purchase obligations related to cloud computing infrastructure. The commitment amounts in the table below are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, and the approximate timing of the actions under the contracts.

As of March 31, 2024, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2024	$210,294
2025	316,425
2026	263,300
2027	315,100
Total	$1,105,119

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

NOTE 18 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's CODM reviews and assesses performance. Accordingly, the Company has two reportable segments, Square and Cash App. In the fourth quarter of 2023, the Company reorganized its business structure and moved the business activities, management, and the financial results of the Company's BNPL platform fully into Cash App. Accordingly, the segment results below include the financial results of the BNPL platform solely within the Cash App segment. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL and other emerging ecosystems, are aggregated and presented within a general Corporate and Other category. Square and Cash App are defined as follows:

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included. The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Three Months Ended March 31, 2024
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$109,220	$1,401,989	$—	$1,511,209
Subscription and services-based revenue	1,332,560	296,218	53,516	1,682,294
Hardware revenue	—	31,830	671	32,501
Bitcoin revenue	2,731,124	—	—	2,731,124
Segment revenue	$4,172,904	$1,730,037	$54,187	$5,957,128
Segment gross profit (ii)	$1,258,527	$820,272	$15,674	$2,094,473

	Three Months Ended March 31, 2023
	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$134,663	$1,288,042	$—	$1,422,705
Subscription and services-based revenue	1,085,748	229,884	50,592	1,366,224
Hardware revenue	—	37,451	—	37,451
Bitcoin revenue	2,163,751	—	—	2,163,751
Segment revenue	$3,384,162	$1,555,377	$50,592	$4,990,131
Segment gross profit (ii)	$1,009,953	$691,562	$13,069	$1,714,584

(i) Corporate and Other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations.

(ii) Segment gross profit for Cash App for the three months ended March 31, 2024 and March 31, 2023 included $13.7 million and $14.4 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three months ended March 31, 2024 and March 31, 2023 included $2.5 million and $2.7 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was immaterial for the three months ended March 31, 2024 and March 31, 2023.

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended March 31,
	2024	2023
Total segment gross profit	$2,094,473	$1,714,584
Less: Product development	720,574	626,937
Less: Sales and marketing	443,885	496,011
Less: General and administrative	471,260	432,825
Less: Transaction, loan, and consumer receivable losses	165,729	127,896
Less: Amortization of customer and other intangible assets	43,282	37,087
Less: Interest income, net	(18,745)	(3,161)
Less: Other income, net	(237,824)	(77,717)
Income before applicable income taxes	$506,312	$74,706

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$5,566,297	$4,664,635
International	390,831	325,496
Total	$5,957,128	$4,990,131

No individual country from the international markets contributed more than 10% of total revenue for the three months ended March 31, 2024 and March 31, 2023.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	March 31, 2024	December 31, 2023
United States	$7,512,224	$7,570,973
Australia	4,546,350	4,761,535
Other international	1,869,946	1,889,490
Total	$13,928,520	$14,221,998

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow data:
Cash paid for interest	$23,031	$16,680
Cash paid for income taxes	$38,652	$18,652
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$9,416	$518
Purchases of property and equipment in accounts payable and accrued expenses	$3,577	$6,580

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

We delivered strong growth across our primary ecosystems in the first quarter of 2024, with gross profit of $2.1 billion, up 22% year over year.

Cash App generated gross profit of $1.3 billion in the first quarter of 2024, up 25% year over year. Performance was driven by strength across our financial services products.

Square generated gross profit of $820.3 million in the first quarter of 2024, up 19% year over year, driven by notable strength in our banking products and international markets.

In the first quarter of 2024, operating income was $249.7 million and Adjusted Operating Income was $364.3 million, compared to an operating loss of $6.2 million and Adjusted Operating Income of $51.0 million in the first quarter of 2023. For the same period, net income attributable to common stockholders was $472.0 million and Adjusted EBITDA was $705.1 million, compared to a net income attributable to common stockholders of $98.3 million and Adjusted EBITDA of $368.4 million in the first quarter of 2023. Net income for the first quarter of 2024 and 2023 included a gain of $233.4 million and $96.1 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

In 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth and pursuing cost efficiencies. In November 2023, we announced we would implement an absolute cap of 12,000 on the number of employees we have at our company. We plan to operate below this cap through a combination of performance management, the centralization of teams and functions to reduce duplication, and prioritization of our scope. In the first quarter of 2024, we continued to make progress on these goals. We expect to continue these efforts through the remainder of 2024, including implementing greater expense discipline and reassessing certain contractual vendor arrangements. To date, we have recorded $121.6 million of severance and other related expenses, of which $17.6 million was recorded in the quarter ended March 31, 2024. We may continue to incur expenses, including restructuring costs, in the short term to implement these initiatives, but we expect to benefit from these actions in future periods.

We ended the first quarter of 2024 with $8.0 billion in available liquidity, with $7.2 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents an increase of $304.8 million from the end of 2023.

On October 26, 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of our Class A common stock. The goal of the program is to offset a portion of the dilution associated with share-based compensation issued to employees as part of the Company’s overall compensation program. The timing and amount of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. To date, we have purchased $408.9 million of our Class A common stock under this program, of which $252.1 million was purchased in the first quarter of 2024.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Transaction-based revenue	$1,511,209	$1,422,705	$88,504	6%
Subscription and services-based revenue	1,682,294	1,366,224	316,070	23%
Hardware revenue	32,501	37,451	(4,950)	NM (i)
Bitcoin revenue	2,731,124	2,163,751	567,373	26%
Total net revenue	$5,957,128	$4,990,131	$966,997	19%
(i) Not meaningful ("NM")
Total net revenue for the three months ended March 31, 2024 increased by $967.0 million, or 19%, compared to the three months ended March 31, 2023. Bitcoin revenue increased by $567.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Excluding bitcoin revenue, total net revenue increased by $399.6 million, or 14%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Transaction-based revenue for the three months ended March 31, 2024 increased by $88.5 million, or 6%, compared to the three months ended March 31, 2023, driven primarily by growth in Gross Payment Volume ("GPV"), which grew by 6% in the same period. The growth in Square GPV was driven by improvements in both card-present and card-not-present volumes as a result of growth from in-person and online channels, as well as growth in our international markets. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the three months ended March 31, 2024 increased by $316.1 million, or 23%, compared to the three months ended March 31, 2023. This increase was primarily due to growth in Cash App's financial service-related products, including Cash App Card, BNPL platform, and Cash App Borrow, as well as revenue from Square banking products, which primarily include Square Loans, Instant Transfer, and Square Debit Card. Revenue generated from the BNPL platform was $283.5 million and $223.7 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Bitcoin revenue for the three months ended March 31, 2024 increased by $567.4 million, or 26%, compared to the three months ended March 31, 2023. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The increase in the three months ended March 31, 2024 was driven by an increase in the average market price of bitcoin, partially offset by a decrease in the quantity of bitcoin sold to customers, compared to the three months ended March 31, 2023. While bitcoin contributed 46% and 43% of the total revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, gross profit generated from bitcoin was only 4% and 3%, respectively, of the total gross profit for both the three months ended March 31, 2024 and 2023.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Transaction-based costs	$873,165	$820,787	$52,378	6%
Subscription and services-based costs	269,668	264,092	5,576	2%
Hardware costs	50,785	58,785	(8,000)	NM (i)
Bitcoin costs	2,651,010	2,113,375	537,635	25%
Amortization of acquired technology assets	18,027	18,508	(481)	NM (i)
Total cost of revenue	$3,862,655	$3,275,547	$587,108	18%

(i) Not meaningful ("NM")

Total cost of revenue for the three months ended March 31, 2024 increased by $587.1 million, or 18%, compared to the three months ended March 31, 2023. Bitcoin costs of revenue, which increased by $537.6 million in the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was the primary driver of the increase in total cost of revenue, with the remaining increase related to an increase in Square GPV. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $49.5 million, or 4%, in the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Transaction-based costs for the three months ended March 31, 2024 increased by $52.4 million, or 6%, compared to the three months ended March 31, 2023, in line with GPV growth of 6% in the same periods.

Subscription and services-based costs for the three months ended March 31, 2024 increased by $5.6 million, or 2%, compared to the three months ended March 31, 2023. The increase in the three months ended March 31, 2024 was driven by growth in Cash App's financial service-related products, including Cash App Card and related processing costs and fees, which was more than offset by favorable terms on such processing costs due to a contract renewal executed during the third quarter of 2023.

Bitcoin costs for the three months ended March 31, 2024 increased by $537.6 million, or 25%, compared to the three months ended March 31, 2023. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Product development	$720,574	$626,937	$93,637	15%
% of total net revenue	12%	13%
% of total gross profit	34%	37%
Sales and marketing	$443,885	$496,011	$(52,126)	(11)%
% of total net revenue	7%	10%
% of total gross profit	21%	29%
General and administrative	$471,260	$432,825	$38,435	9%
% of total net revenue	8%	9%
% of total gross profit	23%	25%
Transaction, loan, and consumer receivable losses	$165,729	$127,896	$37,833	30%
% of total net revenue	3%	3%
% of total gross profit	8%	7%
Amortization of customer and other acquired intangible assets	$43,282	$37,087	$6,195	17%
% of total net revenue	1%	1%
% of total gross profit	2%	2%
Total operating expenses	$1,844,730	$1,720,756	$123,974	7%

Product development expenses for the three months ended March 31, 2024 increased by $93.6 million, or 15%, compared to the three months ended March 31, 2023, due primarily to the following:

•an increase of $43.9 million in personnel costs for the three months ended March 31, 2024 related to an increase in headcount among our engineering teams, as we continue to develop and diversify our products. This increase in product development personnel costs also includes an increase in share-based compensation expense of $24.1 million for the three months ended March 31, 2024; and

•an increase of $43.5 million in software and cloud computing infrastructure fees for the three months ended March 31, 2024, as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses for the three months ended March 31, 2024 decreased by $52.1 million, or 11%, compared to the three months ended March 31, 2023, primarily due to a release of chargeback losses of $27.3 million and a decrease in both Cash App marketing and other advertising efforts as we have continued to focus on expense discipline.

General and administrative expenses for the three months ended March 31, 2024 increased by $38.4 million, or 9%, compared to the three months ended March 31, 2023, primarily due to a charge of $32.2 million recognized during the first quarter of 2024 related to certain purchase considerations related to the TIDAL acquisition that had been previously withheld for post-acquisition activities.

Transaction, loan, and consumer receivable losses for the three months ended March 31, 2024 increased by $37.8 million, or 30%, compared to the three months ended March 31, 2023, primarily due to:

•an increase in loan losses of $53.5 million for the three months ended March 31, 2024, primarily due to increased loan volumes; partially offset by

•a decrease in transaction losses of $15.7 million for the three months ended March 31, 2024, primarily due to a release of previously established risk loss provisions related to prior periods.

Interest Expense (Income), Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest income, net	$(18,745)	$(3,161)	$(15,584)	493%
Other income, net	$(237,824)	$(77,717)	$(160,107)	206%

Interest income, net, for the three months ended March 31, 2024 increased by $15.6 million, compared to the three months ended March 31, 2023, driven by an increase in interest income received as a result of both higher interest rates and investment balances.

Other income, net, of $237.8 million for the three months ended March 31, 2024 was primarily driven by a gain of $233.4 million from the remeasurement of our bitcoin investment. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details. Other income, net, of $77.7 million for the three months ended March 31, 2023 was primarily due to a gain of $96.1 million from the remeasurement of our bitcoin investment, partially offset by unrealized losses on certain marketable and non-marketable investments.

Segment Results

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three months ended March 31, 2024 and March 31, 2023 (in thousands, except for percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Segment net revenue	$1,730,037	$1,555,377	$174,660	11%
Segment cost of revenue	909,765	863,815	45,950	5%
Segment gross profit	$820,272	$691,562	$128,710	19%

Revenue

Revenue for the Square segment for the three months ended March 31, 2024 increased by $174.7 million, or 11%, compared to the three months ended March 31, 2023. The increase was primarily due to growth in Square GPV as well as growth in Square Banking products, which primarily include Square Loans, Instant Transfer, and Square Debit Card.

Cost of Revenue

Cost of revenue for the Square segment for the three months ended March 31, 2024 increased by $46.0 million, or 5%, compared to the three months ended March 31, 2023. The increase was primarily due to an increase in Square GPV and an increase in Square Banking services.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three months ended March 31, 2024 and March 31, 2023 (in thousands, except for percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Segment net revenue	$4,172,904	$3,384,162	$788,742	23%
Segment cost of revenue	2,914,377	2,374,209	540,168	23%
Segment gross profit	$1,258,527	$1,009,953	$248,574	25%

Revenue

Revenue for the Cash App segment for the three months ended March 31, 2024 increased by $788.7 million, or 23%, compared to the three months ended March 31, 2023. The increase was due to the Cash App items referenced within the Company's overall revenue discussion. While bitcoin revenue contributed 65% and 64% of Cash App revenue for three months ended March 31, 2024 and 2023, respectively, gross profit generated from bitcoin was only 6% and 5% of Cash App gross profit for the three months ended March 31, 2024 and 2023, respectively.

Excluding $2.7 billion in bitcoin revenue for the three months ended March 31, 2024, Cash App revenue increased by $221.4 million, or 18%, compared to the three months ended March 31, 2023.

Cost of Revenue

Cost of revenue for the Cash App segment for the three months ended March 31, 2024 increased by $540.2 million, or 23%, compared to the three months ended March 31, 2023. The increase was due to the items referenced within the Company's overall cost of revenue discussion. Excluding $2.7 billion in bitcoin cost of revenue for the three months ended March 31, 2024, Cash App cost of revenue increased by approximately $2.5 million, or 1%, compared to the three months ended March 31, 2023.

Key Operating Metrics and Non-GAAP Financial Measures
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total net revenue, operating income (loss), net income (loss), and other results reported under GAAP, the following table sets forth key operating metrics and non-GAAP financial measures we use to evaluate our business. We believe these metrics and measures are useful to facilitate period-to-period comparisons of our business, and to facilitate comparisons of our performance to that of other payment solution providers.

	Three Months Ended March 31,
	2024	2023
Gross Payment Volume (GPV) (in millions)	$54,426	$51,117
Adjusted Operating Income (in thousands)	$364,264	$50,974
Adjusted EBITDA (in thousands)	$705,074	$368,367
Adjusted Net Income Per Share:
Basic	$0.88	$0.45
Diluted	$0.85	$0.43

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

•To aid in comparability of our results across periods, we also exclude certain acquisition-related and integration costs associated with business combinations, various restructuring and other costs, and goodwill impairment charges, each of which are not normal operating expenses. Acquisition-related costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, charges associated with holdback liabilities, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Restructuring and other costs that are not reflective of our core business operating expenses may include severance costs, contingent losses, impairment charges, and certain litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

In view of the limitations associated with Adjusted EBITDA, we also present Adjusted Operating Income (Loss), which is a non-GAAP financial measure that excludes certain expenses that we believe are not reflective of our core operating performance, including amortization of intangible assets, bitcoin investment impairment losses (prior to the adoption of ASU 2023-08), acquisition-related accelerated share-based compensation expenses, and acquisition-related, integration, and other costs, and goodwill impairment charges. Adjusted Operating Income (Loss) does however include the effect of share-based compensation expense, which is a significant recurring expense in our business and an important part of our compensation strategy, as well as depreciation expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating income (loss)	$249,743	$(6,172)
Amortization of acquired technology assets	18,027	18,508
Acquisition-related and integration costs	32,512	1,479
Restructuring and other charges	14,063	72
Restructuring share-based compensation	6,637	—
Amortization of customer and other acquired intangible assets	43,282	37,087
Adjusted Operating Income	$364,264	$50,974

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$472,005	$98,316
Net loss attributable to noncontrolling interests	(1,185)	(2,488)
Net income	470,820	95,828
Share-based compensation expense	304,531	279,591
Restructuring share-based compensation expense	6,637	—
Depreciation and amortization	97,640	93,173
Acquisition-related and integration costs	32,512	1,479
Restructuring and other charges	14,063	72
Interest income, net	(18,745)	(3,161)
Other income, net	(237,824)	(77,717)
Provision (benefit) for income taxes	35,492	(21,122)
Loss (gain) on disposal of property and equipment	(71)	191
Acquired deferred revenue and cost adjustment	19	33
Adjusted EBITDA	$705,074	$368,367

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$472,005	$98,316
Net loss attributable to noncontrolling interests	(1,185)	(2,488)
Net income	470,820	95,828
Share-based compensation expense	304,531	279,591
Restructuring share-based compensation expense	6,637	—
Acquisition-related and integration costs	32,512	1,479
Restructuring and other charges	14,063	72
Amortization of intangible assets	61,309	55,595
Amortization of debt discount and issuance costs	3,071	2,949
Loss on revaluation of equity investments	1,111	14,885
Bitcoin remeasurement	(233,404)	(96,088)
Loss (gain) on disposal of property and equipment	(71)	191
Acquired deferred revenue and cost adjustment	19	33
Tax effect of non-GAAP net income adjustments	(118,336)	(84,607)
Adjusted Net Income - basic	$542,262	$269,928
Cash interest expense on convertible notes	673	1,236
Adjusted Net Income - diluted	$542,935	$271,164
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	616,401	602,234
Diluted	637,360	627,423
Adjusted Net Income Per Share:
Basic	$0.88	$0.45
Diluted	$0.85	$0.43

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2024	2023
Provision (benefit) for income taxes, as reported	$35,492	$(21,122)
Tax effect of non-GAAP net income adjustments	118,336	84,607
Adjusted provision for income taxes, non-GAAP	$153,828	$63,485
Non-GAAP effective tax rate	23%	18%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of March 31, 2024, we had approximately $8.0 billion in available liquidity, with $7.2 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility subject to compliance with our covenants. Additionally, we had $0.6 billion available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including the remaining $591.1 million related to our share repurchase program. As of March 31, 2024, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$5,753,436	$4,996,465
Short-term restricted cash (i)	660,153	770,380
Long-term restricted cash	71,588	71,812
Investments in short-term debt securities	573,390	851,901
Investments in long-term debt securities	187,922	251,127
Revolving credit facility	775,000	775,000
Total liquidity	$8,021,489	$7,716,685

(i) As of March 31, 2024, the Company has invested $292.2 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of March 31, 2024, we held approximately 8,038 bitcoins for investment purposes ("bitcoin investment") with a fair value of $573.3 million based on observable market prices, which is included within “Other non-current assets” on the condensed consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through “Other expense (income), net” in the condensed consolidated statements of operations. We did not purchase or sell any of our bitcoin investment during the three months ended March 31, 2024. We recognized a gain of $233.4 million from the remeasurement of our bitcoin investment during the first quarter of 2024.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of March 31, 2024, we held over $4.2 billion in aggregate principal amount of debt, comprised of $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”). Additionally, on May 20, 2021, we issued $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of outstanding senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes" and, together with the 2026 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in June 2028. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.5 billion on a revolving basis, of which $0.9 billion was drawn as of March 31, 2024. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

Short-term restricted cash of $660.2 million as of March 31, 2024 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $71.6 million as of March 31, 2024 is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of March 31, 2024, the safeguarding obligation liability related to bitcoin held for other parties was $1.7 billion. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. Staff Accounting Bulletin No. 121 ("SAB 121") also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$489,395	$294,401
Net cash provided by investing activities	1,042,387	623,924
Net cash provided by (used in) financing activities	32,409	(9,083)
Effect of foreign exchange rate on cash and cash equivalents	(41,755)	1,033
Net increase in cash, cash equivalents, restricted cash, and customer funds	$1,522,436	$910,275

Cash Flows from Operating Activities

For the three months ended March 31, 2024, cash provided by operating activities was $489.4 million, comprised of net income of $470.8 million, adjusted for non-cash expenses of $590.2 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and losses on revaluation of equity investments, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $267.0 million; bitcoin remeasurement of $233.4 million; net outflows from loan products of $185.7 million; and the change in deferred income taxes of $8.0 million. Changes in other assets and liabilities, including settlements receivable and customers payable, of $122.5 million contributed positively and was primarily due to the timing of period end.

For the three months ended March 31, 2023, cash provided by operating activities was $294.4 million, comprised of net income of $95.8 million, adjusted for non-cash expenses of $539.9 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and losses on revaluation of equity investments, all of which contributed positively to operating activities. These were partially offset by bitcoin remeasurement of $96.1 million; amortization of discounts and other non-cash adjustments on consumer receivables of $85.3 million; net outflows from loan products of $80.9 million; as well as changes in other assets and liabilities, including settlements receivable, customers payable, and settlements payable, of $80.3 million, primarily due to the timing of period end.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, cash provided by investing activities was $1.0 billion, primarily due to a net inflow related to consumer receivables of $729.5 million and net proceeds from investments of marketable securities of $347.8 million. These were partially offset by the purchases of property and equipment and other investments of $32.0 million and $2.9 million, respectively.

For the three months ended March 31, 2023, cash provided by investing activities was $623.9 million, primarily due to a net inflow related to consumer receivables of $428.3 million and net proceeds from investments of marketable securities of $232.7 million. These were partially offset by the purchases of property and equipment and other investments of $32.3 million and $4.8 million, respectively.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, cash provided by financing activities was $32.4 million primarily as a result of a change in customer funds of $875.9 million, proceeds from issuances of common stock upon the exercise of options and purchases under our employee share purchase plan of $19.9 million, and a net increase in interest-bearing deposits of $18.7 million. These were partially offset by net repayments under Warehouse Facilities borrowings of $630.0 million as well as repurchases of common stock of $252.1 million.

For the three months ended March 31, 2023, cash used in financing activities was $9.1 million primarily as a result of net repayments under Warehouse Facilities borrowings of $644.6 million. The majority of this was offset by a change in customer funds of $620.1 million and a net increase in interest-bearing deposits of $13.6 million.

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

There were no significant changes in our critical accounting estimates during the quarter ended March 31, 2024 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other expense (income), net” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of March 31, 2024, the fair value of our bitcoin investment included in other non-current assets was $573.3 million, and for the three months ended March 31, 2024, we recognized a $233.4 million gain from the remeasurement of our bitcoin investment.

There have been no additional material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various litigation matters (including intellectual property litigation), legal claims, and government investigations. For information regarding legal proceedings in which we are involved, see “Litigation and Regulatory Matters” in Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Risk Factors.”

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
•risks related to our buy now, pay later ("BNPL") platform;
•risks related to the banking ecosystem, including through Square Financial Services, Inc. ("Square Financial Services"), our bank partnerships, and FDIC and other regulatory obligations; and
•additional risks of Square Loans related to the availability of capital, seller payments, interest rate, deposit insurance premiums, and general macroeconomic conditions.

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

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are essential to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers and that they adopt, changes to our systems, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, changes in the regulatory environment or regulations applicable to us, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

During the three months ended March 31, 2024 and March 31, 2023, we generated a net income of $470.8 million and net income of $95.8 million, respectively. As of March 31, 2024, we had an accumulated deficit of $56.4 million.

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

From time to time, we have made and may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long term. For example, we have recently implemented, and may in the future implement, expense cuts and reduced the size of our workforce to, among other things, align our cost structure with our business and longer term strategies, which may increase expenses in the short term and impact our ability to grow or quickly develop and introduce products. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

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

•changes to or restrictions on the way we do business as compared with our current operations;

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

Volatility in the banking and financial services sectors may impact our bank partnerships and could negatively impact our business. For example, we offer certain FDIC-insured products through our partnerships with banks that are members of the FDIC. We believe our banking programs, including records maintained by us and our bank partners, comply with all applicable requirements for each eligible participant's deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event a bank partner fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at a bank partner are not covered by deposit insurance, or if one or more of our bank partners were to fail and enter receivership proceedings under the FDIA, our sellers and customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to or are otherwise in a third-party relationship with our bank partners in connection with these programs, we are subject to certain risk-management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators. Should we or our bank partners be unable to satisfy these standards, we may have to discontinue certain product offerings or discontinue certain third-party relationships, and our business and operations may be materially and adversely affected.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our plan to continue to cap our employee base at approximately 12,000, and any other future plans to restructure our employee base to improve operational efficiencies and operating costs, may adversely affect our ability to retain or attract highly skilled employees.

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

We have funded our operations since inception primarily through debt and equity financings, bank credit facilities, finance lease arrangements, and cash from operations. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs, planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require or seek additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit facilities for other reasons. We may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We have financing arrangements with financial institutions in Australia, New Zealand, the United States and the United Kingdom (collectively, the “Warehouse Facilities”) to partly fund our BNPL platform. The terms of the Warehouse Facilities contain covenants that may be triggered in certain situations (such as non-repayments on consumer borrowings exceeding certain monetary thresholds or key management resigning), which may negatively impact our ability to obtain additional funding under the Warehouse Facilities. If certain events of default occur under the Warehouse Facilities, we may not be able to draw future funding from those Warehouse Facilities or the debt outstanding under the Warehouse Facilities may be accelerated and our business and financial results could be adversely impacted.

Our credit facility contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes and 2031 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit facility or our senior notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit facility, our Senior Notes, our other outstanding indebtedness, including our 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable or may prevent us from borrowing under our credit facility.

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

As of March 31, 2024, we had $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities have in the past disagreed, and may in the future disagree, with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales and use, gross receipts, franchise, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

On August 16, 2022, the Inflation Reduction Act was enacted in the United States, which introduced, among provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service. Although we do not anticipate the new corporate minimum income tax will currently apply to us, changes in our business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

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

As of March 31, 2024, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to or placing restrictions upon banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, personal income tax filing, fraud detection, consumer protection, anti-money laundering, anti-bribery and anti-corruption, escheatment, sanctions regimes and export controls, privacy, data protection and information security, fiscalization and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau ("CFPB"), and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans. In addition, certain regulators have imposed and in the future may impose additional requirements on our business as a condition for obtaining or maintaining permits, licenses or rights to conduct our business that restrict our business or our ability to take certain actions. If we fail to comply with the terms of such permits, licenses or other requirements, we could face regulatory or other enforcement actions, penalties or we may not be able to continue operating our business in the same manner.

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

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, we may not be able to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and crypto platforms is an evolving area, and we could become subject to additional legislation or regulation in the future, or we might not be able to continue operating the feature in Cash App, at least in current form. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, reputational harm, and other consequences. Further, we might need to make other changes to our business operations, our products or our services as a result of changes in laws, regulations, standards, or decisions made by governing or regulatory authorities, which could cause the price of our Class A common stock to decrease.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. The U.K.’s data protection regime contains similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). On July 16, 2020, the Court of Justice of the European Union issued a decision that may impose additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. In the U.K., the Data Protection Act and legislation referred to as the UK GDPR substantially enact the EU GDPR into U.K. law, with penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The European Commission has issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the U.K. without restriction, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, it would carry broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection regulator published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. The Dutch, French and Italian data protection regulators have adopted similar decisions. Other data protection regulators in the EU increasingly are focused on the use of online tracking tools. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 effected significant changes to U.S. financial regulations and required rule making by U.S. financial regulators including adding a new Section 13 to the Bank Holding Company Act known as the Volcker Rule. The Volcker Rule generally restricts certain banking entities (such as Square Financial Services) from engaging in proprietary trading activities and from having an ownership interest in or sponsoring any private equity funds or hedge funds (or certain other private issuing entities). The current activities of Square Financial Services have not been and are not expected to be materially affected by the Volcker Rule. Nevertheless, we cannot predict whether, or in what form, any other proposed regulations or statutes or changes to implementing regulations will be adopted or the extent to which the business operations of Square Financial Services may be affected by any new regulation or statute. Such changes could subject our business to additional compliance burden, costs, and possibly limit the types of financial services and products we may offer.

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

Investors, regulators, customers, employees and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: our customers and communities, global climate action, our people, and corporate governance. We publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to building a diverse workforce and one of our climate goals is to achieve net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. To the extent that our required or voluntary disclosures about ESG matters increase, we could also be criticized or face claims regarding the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted, or we could face claims regarding our policies and programs. In addition, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. For example, in October 2023, the California Governor signed into law the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California, and the SEC recently adopted rules that will require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. The SEC rules will also require entities to quantify certain effects of severe weather events and other natural conditions in the audited financial statements. While the SEC's rules have been stayed pending judicial review, to the extent they become effective, we expect to expend significant time and resources to comply with the requirements.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of March 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The following table summarizes the share repurchase activity for the three months ended March 31, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	1,503	$66.83	1,503	$742,746
February 1, 2024 - February 29, 2024	1,104	$67.52	1,104	$668,200
March 1, 2024 - March 31, 2024	956	$80.66	956	$591,093
Total	3,563		3,563
(i) Average price paid per share for open market purchases includes broker commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended March 31, 2024, the following officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On March 1, 2024, Chrysty Esperanza, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 36,790 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended March 31, 2024.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Eighth Amendment to Revolving Credit Agreement, dated as of March 29, 2024, among Block, Inc., the lenders that are party thereto and Goldman Sachs Bank USA, as Administrative Agent	8-K	001-37622	10.1	April 1, 2024
10.2.1+	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.	10-K	001-37622	10.2.2	February 22, 2024
10.2.2+	Form of Stock Option Grant and Stock Option Agreement.	10-K	001-37622	10.2.4	February 22, 2024
10.3+	Block, Inc. Outside Director Compensation Policy, as amended and restated.	10-K	001-37622	10.6	February 22, 2024
10.4+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.	10-K	001-37622	10.8	February 22, 2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

BLOCK, INC.

Date:	May 2, 2024	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)