Form 10-Q
period 2024-06-30
Block, Inc.
filed 2024-08-01
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2024, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 555,234 and 60,411, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,799,093	$4,996,465
Investments in short-term debt securities	658,001	851,901
Settlements receivable	3,964,214	3,226,294
Customer funds	3,550,713	3,170,430
Consumer receivables, net	2,015,940	2,444,695
Loans held for sale	961,581	775,424
Safeguarding asset related to bitcoin held for other parties	1,440,307	1,038,585
Other current assets	1,901,429	2,353,488
Total current assets	22,291,278	18,857,282
Goodwill	11,822,260	11,919,720
Acquired intangible assets, net	1,629,183	1,761,521
Other non-current assets	1,803,879	1,531,370
Total assets	$37,546,600	$34,069,893
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$8,059,588	$6,795,340
Accrued expenses and other current liabilities	1,268,793	1,334,669
Current portion of long-term debt (Note 12)	997,958	—
Warehouse funding facilities, current	464,047	753,035
Safeguarding obligation liability related to bitcoin held for other parties	1,440,307	1,038,585
Total current liabilities	12,230,693	9,921,629
Warehouse funding facilities, non-current	481,742	854,882
Long-term debt (Note 12)	5,101,023	4,120,091
Other non-current liabilities	440,147	480,455
Total liabilities	18,253,605	15,377,057
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at June 30, 2024 and December 31, 2023. None issued and outstanding at June 30, 2024 and December 31, 2023.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at June 30, 2024 and December 31, 2023; 557,206 and 555,306 issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at June 30, 2024 and December 31, 2023; 60,411 and 60,515 issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	19,695,521	19,601,992
Accumulated other comprehensive loss	(532,369)	(378,307)
Retained earnings (accumulated deficit)	138,844	(528,429)
Total stockholders’ equity attributable to common stockholders	19,301,996	18,695,256
Noncontrolling interests	(9,001)	(2,420)
Total stockholders’ equity	19,292,995	18,692,836
Total liabilities and stockholders’ equity	$37,546,600	$34,069,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Transaction-based revenue	$1,712,967	$1,637,654	$3,224,176	$3,060,359
Subscription and services-based revenue	1,787,893	1,461,497	3,470,187	2,827,721
Hardware revenue	42,960	44,922	75,461	82,373
Bitcoin revenue	2,611,743	2,390,884	5,342,867	4,554,635
Total net revenue	6,155,563	5,534,957	12,112,691	10,525,088
Cost of revenue:
Transaction-based costs	1,000,055	950,523	1,873,220	1,771,310
Subscription and services-based costs	291,801	279,223	561,469	543,315
Hardware costs	68,309	74,085	119,094	132,870
Bitcoin costs	2,544,329	2,346,633	5,195,339	4,460,008
Amortization of acquired technology assets	17,589	18,392	35,616	36,900
Total cost of revenue	3,922,083	3,668,856	7,784,738	6,944,403
Gross profit	2,233,480	1,866,101	4,327,953	3,580,685
Operating expenses:
Product development	713,163	694,672	1,433,737	1,321,609
Sales and marketing	507,562	537,607	951,447	1,033,618
General and administrative	473,568	549,293	944,828	982,118
Transaction, loan, and consumer receivable losses	191,812	179,771	357,541	307,667
Amortization of customer and other acquired intangible assets	40,813	36,865	84,095	73,952
Total operating expenses	1,926,918	1,998,208	3,771,648	3,718,964
Operating income (loss)	306,562	(132,107)	556,305	(138,279)
Interest income, net	(1,871)	(3,944)	(20,616)	(7,105)
Other expense (income), net	59,532	(14,635)	(178,292)	(92,352)
Income (loss) before income tax	248,901	(113,528)	755,213	(38,822)
Provision (benefit) for income taxes	59,029	(8,150)	94,521	(29,272)
Net income (loss)	189,872	(105,378)	660,692	(9,550)
Less: Net loss attributable to noncontrolling interests	(5,396)	(3,336)	(6,581)	(5,824)
Net income (loss) attributable to common stockholders	$195,268	$(102,042)	$667,273	$(3,726)

Net income (loss) per share attributable to common stockholders:
Basic	$0.32	$(0.17)	$1.08	$(0.01)
Diluted	$0.31	$(0.17)	$1.05	$(0.01)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	617,666	606,692	617,033	604,476
Diluted	634,221	606,692	636,751	604,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$189,872	$(105,378)	$660,692	$(9,550)
Net foreign currency translation adjustments (i)	125,951	28,716	(158,223)	(35,165)
Net unrealized gain on marketable debt securities	1,883	6,467	4,161	20,877
Total comprehensive income (loss)	$317,706	$(70,195)	$506,630	$(23,838)

(i) Includes a foreign currency translation gain related to goodwill of $100.9 million and loss of $97.3 million for the three and six months ended June 30, 2024, respectively. The three and six months ended June 30, 2023 includes a foreign currency translation gain related to goodwill of $24.8 million and loss of $22.8 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit)	interests	equity
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836
Net income	—	—	—	472,005	(1,185)	470,820
Shares issued in connection with employee stock plans	4,806	19,943	—	—	—	19,943
Repurchases of common stock	(3,563)	(252,095)	—	—	—	(252,095)
Change in other comprehensive loss	—	—	(281,896)	—	—	(281,896)
Share-based compensation	—	317,588	—	—	—	317,588
Balance at March 31, 2024	617,064	$19,687,428	$(660,203)	$(56,424)	$(3,605)	$18,967,196
Net income	—	—	—	195,268	(5,396)	189,872
Shares issued in connection with employee stock plans	6,295	66,258	—	—	—	66,258
Repurchases of common stock	(5,742)	(389,508)	—	—	—	(389,508)
Change in other comprehensive loss	—	—	127,834	—	—	127,834
Share-based compensation	—	331,343	—	—	—	331,343
Balance at June 30, 2024	617,617	$19,695,521	$(532,369)	$138,844	$(9,001)	$19,292,995

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit	interests	equity
Balance at December 31, 2022	600,060	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Cumulative adjustment due to adoption of ASU 2023-08	—	—	—	30,511	—	30,511
Net income	—	—	—	98,316	(2,488)	95,828
Shares issued in connection with employee stock plans	3,333	6,825	—	—	—	6,825
Change in other comprehensive loss	—	—	(49,471)	—	—	(49,471)
Share-based compensation	—	285,502	—	—	—	285,502
Balance at March 31, 2023	603,393	$18,607,008	$(572,561)	$(439,885)	$25,988	$17,620,550
Net loss	—	—	—	(102,042)	(3,336)	(105,378)
Shares issued in connection with employee stock plans	5,479	59,137	—	—	—	59,137
Change in other comprehensive loss	—	—	35,183	—	—	35,183
Share-based compensation	—	326,445	—	—	—	326,445
Balance at June 30, 2023	608,872	$18,992,590	$(537,378)	$(541,927)	$22,652	$17,935,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$660,692	$(9,550)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	194,543	187,718
Amortization of discounts and premiums and other non-cash adjustments	(537,806)	(221,679)
Non-cash lease expense	31,475	94,416
Share-based compensation	631,791	598,845
Loss (gain) on revaluation of equity investments	(2,483)	16,255
Bitcoin remeasurement	(163,288)	(112,102)
Transaction, loan, and consumer receivable losses	357,541	307,667
Change in deferred income taxes	3,528	39,919
Changes in operating assets and liabilities:
Settlements receivable	(829,379)	203,697
Purchases and originations of loans	(6,911,321)	(3,770,864)
Proceeds from payments and forgiveness of loans	6,585,211	3,590,923
Customers payable	871,931	(184,570)
Settlements payable	(8,134)	(139,308)
Other assets and liabilities	124,486	(193,648)
Net cash provided by operating activities	1,008,787	407,719
Cash flows from investing activities:
Purchases of marketable debt securities	(757,335)	(423,751)
Proceeds from maturities of marketable debt securities	458,029	656,502
Proceeds from sale of marketable debt securities	395,455	24,874
Payments for originations of consumer receivables	(12,866,904)	(10,546,501)
Proceeds from principal repayments and sales of consumer receivables	13,727,603	10,933,947
Purchases of property and equipment	(70,355)	(61,775)
Purchases of other investments	(19,079)	(4,397)
Net cash provided by investing activities	867,414	578,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of senior notes	2,000,000	—
Payments of debt issuance costs from issuance of senior notes	(26,619)	—
Repayments of Paycheck Protection Program Liquidity Facility advances	—	(16,840)
Payments to redeem convertible notes	—	(461,761)
Proceeds from warehouse facilities borrowings	319,634	289,418
Repayments of warehouse facilities borrowings	(968,045)	(794,384)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	86,201	65,962
Net increase in interest-bearing deposits	41,969	28,583
Repurchases of common stock	(641,603)	—
Other financing activities	(18,473)	(4,320)
Change in customer funds, restricted from use in the Company's operations	380,283	172,332
Net cash provided by (used in) financing activities	1,173,347	(721,010)
Effect of foreign exchange rate on cash and cash equivalents	(39,771)	6,955
Net increase in cash, cash equivalents, restricted cash, and customer funds	3,009,777	272,563
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	9,009,087	8,435,906
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$12,018,864	$8,708,469

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$7,799,093	$4,745,884
Short-term restricted cash	597,855	536,733
Long-term restricted cash	71,203	73,196
Customer funds cash and cash equivalents	3,550,713	3,352,656
Total	$12,018,864	$8,708,469

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.

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

The adoption of ASU 2023-08 using a modified retrospective approach requires the Company to adopt the standard as of January 1, 2023. As such, the previously reported condensed consolidated financial statements for the three and six months ended June 30, 2023 have been revised to reflect the adoption of ASU 2023-08. The following table presents the effects of these changes on the Company’s condensed consolidated statements of operations:

		Three Months Ended June 30, 2023
		As Previously Reported (i)	Adjustments (ii)	As Adjusted
	Net income (loss) attributable to common stockholders (iii)	$(122,506)	$20,464	$(102,042)
	Net income (loss) per share attributable to common stockholders:
	Basic	$(0.20)	$0.03	$(0.17)
	Diluted	$(0.20)	$0.03	$(0.17)

		Six Months Ended June 30, 2023
		As Previously Reported (i)	Adjustments (ii)	As Adjusted
	Net income (loss) attributable to common stockholders (iii)	$(139,344)	$135,618	$(3,726)
	Net income (loss) per share attributable to common stockholders:
	Basic	$(0.23)	$0.22	$(0.01)
	Diluted	$(0.23)	$0.22	$(0.01)
	___________________
(i)	As reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 3, 2023.
(ii)	The adjustment had no impact on previously reported cash flows from operating, investing, or financing activities within the Company's condensed consolidated statements of cash flows.
(iii)	Financial statement lines item impacted within the condensed consolidated statements of operations were "Other expense (income), net" and "Provision (benefit) for income taxes."

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

Concentration of Credit Risk

For the three and six months ended June 30, 2024 and June 30, 2023, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had two third-party payment processors that represented approximately 40% and 38% of settlements receivable as of June 30, 2024. As of December 31, 2023, the Company had two parties that represented approximately 46% and 35% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $78.3 million and $139.9 million for the three and six months ended June 30, 2024, respectively, compared to $116.1 million and $205.2 million for the three and six months ended June 30, 2023, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $252.7 million and $463.6 million for the three and six months ended June 30, 2024, respectively, compared to $235.3 million and $479.1 million for the three and six months ended June 30, 2023, respectively, for such expenses.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company's chief operating decision maker ("CODM"), the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-07 will impact the Company’s disclosures only, and the Company is evaluating the effect of adopting the new disclosure requirements.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from contracts with customers:
Transaction-based revenue	$1,712,967	$1,637,654	$3,224,176	$3,060,359
Subscription and services-based revenue	1,263,942	1,071,395	2,476,060	2,110,008
Hardware revenue	42,960	44,922	75,461	82,373
Bitcoin revenue	2,611,743	2,390,884	5,342,867	4,554,635
Revenue from other sources:
Subscription and services-based revenue (i)	523,951	390,102	994,127	717,713
Total net revenue	$6,155,563	$5,534,957	$12,112,691	$10,525,088

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans, revenue generated from consumer receivables originated through our buy now, pay later ("BNPL") platform, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services, Inc. ("Square Financial Services").

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of June 30, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$38,887	$—	$(167)	$38,720
Corporate bonds	119,358	40	(273)	119,125
Commercial paper	1,255	—	—	1,255
Municipal securities	9,478	—	(30)	9,448
Certificates of deposit	1,238	—	—	1,238
U.S. government securities	489,200	9	(994)	488,215
Total	$659,416	$49	$(1,464)	$658,001

Long-term debt securities:
U.S. agency securities	$17	$—	$—	$17
Corporate bonds	142,220	126	(328)	142,018
Municipal securities	3,480	18	(175)	3,323
U.S. government securities	216,242	245	(88)	216,399
Total	$361,959	$389	$(591)	$361,757

The Company's short-term and long-term investments as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$68,778	$—	$(1,263)	$67,515
Corporate bonds	216,864	96	(1,733)	215,227
Commercial paper	15,159	—	—	15,159
Municipal securities	9,396	—	(231)	9,165
Certificates of deposit	3,856	—	—	3,856
U.S. government securities	544,145	210	(4,357)	539,998
Foreign government securities	1,000	—	(19)	981
Total	$859,198	$306	$(7,603)	$851,901

Long-term debt securities:
Corporate bonds	$94,564	$809	$(45)	$95,328
Municipal securities	2,495	55	(138)	2,412
U.S. government securities	152,549	875	(37)	153,387
Total	$249,608	$1,739	$(220)	$251,127

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$10,885	$(3)	$27,836	$(164)	$38,721	$(167)
Corporate bonds	72,368	(104)	21,276	(169)	93,644	(273)
Municipal securities	91	—	9,357	(30)	9,448	(30)
U.S. government securities	268,909	(106)	99,838	(888)	368,747	(994)
Total	$352,253	$(213)	$158,307	$(1,251)	$510,560	$(1,464)

Long-term debt securities:
Corporate bonds	$96,228	$(316)	$979	$(12)	$97,207	$(328)
Municipal securities	1,452	(38)	854	(137)	2,306	(175)
U.S. government securities	42,152	(88)	—	—	42,152	(88)
Total	$139,832	$(442)	$1,833	$(149)	$141,665	$(591)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$9,770	$(10)	$57,745	$(1,253)	$67,515	$(1,263)
Corporate bonds	61,054	(60)	110,706	(1,673)	171,760	(1,733)
Municipal securities	—	—	9,165	(231)	9,165	(231)
U.S. government securities	80,724	(113)	207,183	(4,243)	287,907	(4,356)
Foreign government securities	—	—	981	(19)	981	(19)
Total	$151,548	$(183)	$385,780	$(7,419)	$537,328	$(7,602)

Long-term debt securities:
Corporate bonds	$11,819	$(31)	$2,274	$(14)	$14,093	$(45)
Municipal securities	976	(24)	383	(112)	1,359	(136)
U.S. government securities	28,474	(37)	—	—	28,474	(37)
Total	$41,269	$(92)	$2,657	$(126)	$43,926	$(218)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$659,416	$658,001
Due in one to five years	361,959	361,757
Total	$1,021,375	$1,019,758

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2024	December 31, 2023
Cash	$2,036,394	$2,137,634
Cash equivalents:
Money market funds	4,645	4,042
Reverse repurchase agreement (i)	1,509,674	1,028,754
Total customer funds	$3,550,713	$3,170,430

(i) The Company has accounted for the reverse repurchase agreement with various third parties as an overnight lending arrangement, collateralized by the securities subject to the repurchase agreement. The Company classifies the amounts due from the counterparties as cash equivalents due to their short-term nature.

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, marketable equity investments, and bitcoin investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of June 30, 2024 or December 31, 2023.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,389,565	$—	$—	$960,705	$—	$—
U.S. government securities	183,120	—	—	29,788	—	—
Commercial paper	—	5,506	—	—	4,993	—
Corporate bonds	—	875	—	—	699	—
Restricted cash:
Money market funds	149,221	—	—	291,374	—	—
Customer funds:
Money market funds	4,645	—	—	4,042	—	—
Reverse repurchase agreement	1,509,674	—	—	1,028,754	—	—
Short-term debt securities:
U.S. government securities	488,215	—	—	539,998	—	—
Corporate bonds	—	119,125	—	—	215,227	—
U.S. agency securities	—	38,720	—	—	67,515	—
Certificates of deposit	—	1,238	—	—	3,856	—
Commercial paper	—	1,255	—	—	15,159	—
Municipal securities	—	9,448	—	—	9,165	—
Foreign government securities	—	—	—	—	981	—
Long-term debt securities:
U.S. government securities	216,399	—	—	153,387	—	—
Corporate bonds	—	142,018	—	—	95,328	—
U.S. agency securities	—	17	—	—	—	—
Municipal securities	—	3,323	—	—	2,412	—
Other:
Investment in marketable equity securities	1,628	—	—	8,267	—	—
Bitcoin investment (i)	514,584	—	—	339,898	—	—
Safeguarding asset related to bitcoin held for other parties	—	1,440,307	—	—	1,038,585	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(1,440,307)	—	—	(1,038,585)	—
Total assets (liabilities) measured at fair value	$4,457,051	$321,525	$—	$3,356,213	$415,335	$—
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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$994,604	$940,866	$993,208	$938,105
2031 Senior Notes	990,265	852,757	989,567	879,913
2032 Senior Notes	1,973,761	1,998,291	—	—
2025 Convertible Notes	997,958	961,712	996,437	979,776
2026 Convertible Notes	571,863	512,561	571,014	501,910
2027 Convertible Notes	570,530	473,665	569,865	468,475
Total	$6,098,981	$5,739,852	$4,120,091	$3,768,179

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$961,581	$968,428	$775,424	$783,464
Loans held for investment	236,413	247,080	247,631	258,684
Total	$1,197,994	$1,215,508	$1,023,055	$1,042,148

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2024 and June 30, 2023, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2024, the amortized cost of Pass rated consumer receivables was $2.1 billion and the amount of Classified consumer receivables was $121.3 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	June 30, 2024	December 31, 2023
Non-delinquent loans	$1,676,886	$2,074,532
1 - 60 days past due	394,256	453,412
61 - 90 days past due	24,948	26,798
90+ days past due	96,361	75,227
Total amortized cost	$2,192,451	$2,629,969

The amount listed as 1 - 60 days past due in the above table includes $318.9 million and $365.4 million of cash in transit as of June 30, 2024 and December 31, 2023, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three and six months ended June 30, 2024 and June 30, 2023 were immaterial.

The following table summarizes activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses, beginning of the period	$181,947	$141,535	$185,275	$151,290
Provision for credit losses	63,361	69,053	124,340	112,184
Charge-offs and other adjustments	(70,675)	(57,338)	(132,814)	(109,761)
Foreign exchange effect	1,878	522	(290)	59
Allowance for credit losses, end of the period	$176,511	$153,772	$176,511	$153,772

NOTE 7 - CUSTOMER LOANS

Loans Held for Investment

The Company originates loans in the U.S. through its wholly-owned subsidiary, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of June 30, 2024 and December 31, 2023, the Company held $236.4 million and $247.6 million, respectively, as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheets. Refer to Note 9, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses, amount of charge offs recorded, and amount of recoveries as of June 30, 2024 and December 31, 2023 were immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of June 30, 2024 and December 31, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2024 and December 31, 2023, the amortized cost of Pass rated loans was $250.1 million and $261.4 million, respectively, and the amount of Classified loans was immaterial for both periods.

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

The Company aggregates loans held for sale by the intended customer of the loan product. Commercial loans held for sale include Square Loans, Consumer loans held for sale primarily include loans initiated through Cash App Borrow and consumer lending loans, and Other loans held for sale include loans outside of consumer and commercial loans.

The following table presents the Company’s loans held for sale aggregated by category (in thousands):

	June 30, 2024	December 31, 2023
Commercial	$435,291	$478,128
Consumer	487,927	274,630
Other	38,363	22,666
Total	$961,581	$775,424

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at June 30, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$391,629	$(236,447)	$155,182
Customer assets	15 years	1,463,273	(296,870)	1,166,403
Trade names	9 years	426,845	(125,172)	301,673
Other	9 years	13,299	(7,374)	5,925
Total		$2,295,046	$(665,863)	$1,629,183

	Balance at December 31, 2023
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$393,511	$(201,409)	$192,102
Customer assets	14 years	1,473,970	(237,316)	1,236,654
Trade names	9 years	428,944	(102,774)	326,170
Other	9 years	13,299	(6,704)	6,595
Total		$2,309,724	$(548,203)	$1,761,521

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Acquired intangible assets, net, beginning of the period	$1,673,618	$1,949,086	$1,761,521	$2,014,034
Amortization expense	(58,402)	(55,257)	(119,711)	(110,852)
Foreign currency translation and other adjustments	13,967	(15,591)	(12,627)	(24,944)
Acquired intangible assets, net, end of the period	$1,629,183	$1,878,238	$1,629,183	$1,878,238

The estimated future amortization expense of intangible assets as of June 30, 2024 was as follows (in thousands):

Remainder of 2024	$105,960
2025	206,929
2026	192,863
2027	146,050
2028	141,880
Thereafter	835,501
Total	$1,629,183

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	June 30, 2024	December 31, 2023
Restricted cash (i)	$597,855	$770,380
Processing costs receivable	400,961	365,153
Loans held for investment, net of allowance for loan losses (ii)	236,413	247,631
Accounts receivable, net	150,584	134,824
Prepaid expenses	138,306	100,770
Inventory, net	104,728	110,097
Short term deposits (iii)	38,543	397,630
Other	234,039	227,003
Total	$1,901,429	$2,353,488

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

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses	$418,039	$538,812
Customer deposits	208,997	167,028
Accounts payable	112,659	142,554
Accrued transaction losses (i)	81,309	54,042
Accrued royalties	55,937	62,140
Operating lease liabilities, current	51,906	53,721
Other	339,946	316,372
Total	$1,268,793	$1,334,669

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accrued transaction losses, beginning of the period	$60,016	$62,085	$54,042	$64,539
Provision for transaction losses	49,731	24,260	80,550	49,202
Charge-offs to accrued transaction losses	(28,438)	(23,587)	(53,283)	(50,983)
Accrued transaction losses, end of the period	$81,309	$62,758	$81,309	$62,758

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions, disputes, and negative balances, that are uncertain in nature. The Company recorded $84.4 million and $131.7 million for the three and six months ended June 30, 2024, respectively, for such losses. The Company recorded $120.4 million and $226.2 million for the three and six months ended June 30, 2023, respectively, for such losses.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2024	December 31, 2023
Bitcoin investment (i)	$514,584	$339,898
Investments in long-term debt securities	361,757	251,127
Property and equipment, net	295,741	296,056
Operating lease right-of-use assets	232,897	244,701
Investment in non-marketable equity securities (ii)	213,315	205,268
Restricted cash	71,203	71,812
Other	114,382	122,508
Total	$1,803,879	$1,531,370

(i) Refer to Note 11, Bitcoin for further details.

(ii) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations. Unrealized gains and losses were immaterial during the three and six months ended June 30, 2024.

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liabilities, non-current	$272,387	$289,788
Deferred tax liabilities	37,093	35,695
Other	130,667	154,972
Total	$440,147	$480,455

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

The Company's bitcoin investment, which is included within “Other non-current assets” on the condensed consolidated balance sheets, is remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income through “Other expense (income), net” in the Company’s condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the Company held approximately 8,211 and 8,038 bitcoins for investment purposes with a cost basis of $231.4 million and $220.0 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment in the period (in thousands, except amount of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2023	8,038	$339,898
Remeasurement gain	—	233,404
Balance at March 31, 2024	8,038	$573,302
Additions	173	11,398
Remeasurement loss	—	(70,116)
Balance at June 30, 2024	8,211	$514,584

	Amount of bitcoin	Value
Balance at December 31, 2022	8,038	$102,303
Cumulative effect of adoption of ASU 2023-08	—	30,511
Remeasurement gain	—	96,088
Balance at March 31, 2023	8,038	$228,902
Remeasurement gain	—	16,014
Balance at June 30, 2023	8,038	$244,916

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of June 30, 2024 and December 31, 2023, the Company held approximately 228 and 384 bitcoins, respectively, for operating purposes with a fair value of $14.7 million and $16.7 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets."

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of June 30, 2024 and December 31, 2023, an immaterial amount of the bitcoin was held by a third-party custodian on the Company's behalf.

The Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date in accordance with Staff Accounting Bulletin No. 121 ("SAB 121"). The Company was not aware of any actual or possible safeguarding loss events as of June 30, 2024 or December 31, 2023, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	June 30, 2024	December 31, 2023
Total approximate number of bitcoin held for other parties	22,982	24,570

Safeguarding obligation liability related to bitcoin held for other parties	$1,440,307	$1,038,585
Safeguarding asset related to bitcoin held for other parties	$1,440,307	$1,038,585

NOTE 12 - INDEBTEDNESS

A) Notes

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The following table summarizes the Company's Notes as of June 30, 2024 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(5,396)	$994,604
2031 Senior Notes	1,000,000	(9,735)	990,265
2032 Senior Notes	2,000,000	(26,239)	1,973,761
2025 Convertible Notes (i)	1,000,000	(2,042)	997,958
2026 Convertible Notes	575,000	(3,137)	571,863
2027 Convertible Notes	575,000	(4,470)	570,530
Total	$6,150,000	$(51,019)	$6,098,981

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The following table summarizes the Company's Notes as of December 31, 2023 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(6,792)	$993,208
2031 Senior Notes	1,000,000	(10,433)	989,567
2025 Convertible Notes	1,000,000	(3,563)	996,437
2026 Convertible Notes	575,000	(3,986)	571,014
2027 Convertible Notes	575,000	(5,135)	569,865
Total	$4,150,000	$(29,909)	$4,120,091

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$34,598	$16,437	$50,728	$32,932
Amortization of debt issuance costs	2,923	2,651	5,485	5,360
Total	$37,521	$19,088	$56,213	$38,292

Senior Unsecured Notes due 2032

On May 9, 2024, the Company issued $2.0 billion in aggregate principal amount of senior unsecured notes due 2032 ("2032 Senior Notes"). The 2032 Senior Notes mature on May 15, 2032, unless earlier redeemed or repurchased, and bear interest at a rate of 6.50% payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2024. At any time prior to May 15, 2027, the Company may redeem the 2032 Senior Notes, in whole or part, at a price equal to 100% of the principal amount of the 2032 Senior Notes to be redeemed plus an applicable premium and accrued and unpaid interest, if any, to but excluding the redemption date. The applicable premium for the 2032 Senior Notes is the greater of (1) 1.0% of the principal amount of such note, and (2) the excess, if any, of (a) the sum of the present values at the redemption date of (i) the applicable redemption price of such note that would apply if such note were redeemed on May 15, 2027 plus (ii) the remaining scheduled payments of interest due on such note to, and including, May 15, 2027 (excluding accrued but unpaid interest to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the 2032 Senior Notes) plus 50 basis points, over (b) the principal amount of such note to be redeemed. On and after May 15, 2027, the Company may redeem the 2032 Senior Notes at specified prices as set forth in the indenture governing the 2032 Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company experiences a change of control triggering event (as defined in the indenture governing the 2032 Senior Notes), the Company must offer to repurchase the 2032 Senior Notes at a repurchase price equal to 101% of the principal amount of the applicable 2032 Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The indenture governing the 2032 Senior Notes contains covenants that, among other things, restrict the ability of the Company and/or its domestic restricted subsidiaries to create certain liens and certain indebtedness, enter into sale and leaseback transactions, or to transfer all or substantially all of the Company and its subsidiaries assets to another person. These covenants are subject to a number of other limitations and exceptions set forth in the indenture governing the 2032 Senior Notes.

The indenture governing the 2032 Senior Notes provides for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its significant subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency involving the Company, all outstanding 2032 Senior Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture governing the 2032 Senior Notes occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the outstanding 2032 Senior Notes may declare all the 2032 Senior Notes to be due and payable immediately.

Debt issuance costs related to the 2032 Senior Notes were comprised of commissions payable to the initial purchasers of $21.0 million and third party offering costs of $5.6 million. Issuance costs are amortized to interest expense using the effective interest method at an effective interest rate of 6.7% for the term of the 2032 Senior Notes.

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the six months ended June 30, 2024. As of June 30, 2024, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year.

The circumstances to allow the holders to convert their 2025 Convertible Notes were not met during the six months ended June 30, 2024. As of June 30, 2024, certain holders of the 2025 Convertible Notes converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of June 30, 2024, the if-converted value did not exceed the outstanding principal amount of the 2025 Convertible Notes.

B) Revolving Credit Facility & Other

In May 2020, the Company entered into a revolving credit agreement (as amended, the “Credit Agreement”) with certain lenders, which provides for a $775.0 million senior unsecured revolving credit facility maturing on June 9, 2028. The Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement, plus undrawn available commitments under the Credit Agreement) of at least $250.0 million, tested on the last day of each fiscal quarter. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Credit Agreement. To date, no funds have been drawn and no letters of credit have been issued under the Credit Agreement. As of June 30, 2024, $775.0 million remained available for draw subject to compliance with our covenants. The Company incurred immaterial unused commitment fees during the three and six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

Loans under the Credit Agreement bear interest at the Company's option of (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio. The Credit Agreement also contains customary affirmative and negative covenants typical for a financing of this type that, among other things, restricts the Company and certain of its subsidiaries’ ability to incur additional indebtedness, create liens, merge or consolidate or make certain dispositions, pay dividends and make distributions, enter into restrictive agreements, enter into agreements with affiliates, and make certain investments and acquisitions.

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. These lines of credit were immaterial in the aggregate and there were no outstanding balances as of June 30, 2024 and December 31, 2023.

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

These Warehouse Facilities have maturity dates through June 2026. As of June 30, 2024, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.5 billion on a revolving basis, of which $945.8 million was drawn and $507.9 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of June 30, 2024. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $16.1 million and $35.9 million for the three and six months ended June 30, 2024, respectively, and $13.7 million and $28.3 million for the three and six months ended June 30, 2023, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

June 30, 2024
2024 (i)	$374,465
2025 (i)	131,324
2026	440,000
Total	$945,789

(i) Future scheduled principal payments in 2024 as well as a portion of 2025 are disclosed as warehouse funding facilities, current within total current liabilities on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $59.0 million and $94.5 million for the three and six months ended June 30, 2024, respectively, compared to an income tax benefit of $8.2 million and $29.3 million for the three and six months ended June 30, 2023, respectively. The difference between income before income tax at the U.S. federal statutory rate and the income tax expense recorded for the three and six months ended June 30, 2024 is primarily due to a change in the valuation allowance in the U.S. related to the utilization of tax loss carryovers and tax credits, stock based compensation tax deductions for the six months ended June 30, 2024, and the tax rate differential on the earnings and losses of certain tax jurisdictions.

The difference between the income tax expense for the three and six months ended June 30, 2024, and the income tax benefit for the three and six months ended June 30, 2023 primarily relates to a change in the mix of income by jurisdiction. In addition, for the three and six months ended June 30, 2023, Afterpay U.S. was included in the annual effective tax rate and had a current year loss, which generated a partial tax benefit due to the deferred tax liabilities available to recognize those losses. On October 31, 2023, Afterpay U.S. was integrated into Block, Inc.’s U.S. federal consolidated filing group. As the Afterpay U.S. integration was a one-time event, there is no corresponding benefit for the three and six months ended June 30, 2024.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and six months ended June 30, 2024 and June 30, 2023 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of June 30, 2024, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In October 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. During the six months ended June 30, 2024, the Company repurchased 9.3 million shares of its Class A common stock for an aggregate amount of $641.6 million. As of June 30, 2024, $201.6 million remained available and authorized for repurchases under this share repurchase program.

On July 25, 2024, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $3 billion of the Company’s Class A common stock.

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

Stock Plans

The 2015 Equity Incentive Plan ("2015 Plan") provides that the number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. As of June 30, 2024, there were 139.3 million shares available for future issuance under our 2015 Plan.

A summary of stock option activity for the six months ended June 30, 2024 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	4,991	$47.64	3.80	$195,760
Granted	578	74.03
Exercised	(1,677)	18.33
Forfeited	—	—
Expired	(81)	158.19
Outstanding, end of the period	3,811	$62.19	5.39	$65,919

Exercisable, end of the period	2,719	$54.16	3.89	$65,024

Restricted Stock Activity

Activity related to RSUs during the six months ended June 30, 2024 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	40,099	$74.76
Granted	17,827	71.83
Vested	(8,266)	80.52
Forfeited	(5,907)	75.29
Unvested, end of the period	43,753	$72.40

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$181	$142	$354	$284
Product development	229,330	223,411	451,284	421,268
Sales and marketing	32,176	32,790	63,544	62,155
General and administrative	58,681	62,905	116,354	115,132
Total	$320,368	$319,248	$631,536	$598,839

The Company recorded $10.4 million and $17.3 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the three and six months ended June 30, 2024, respectively, compared to $11.4 million and $32.5 million during the three and six months ended June 30, 2023, respectively, which are included in the table above.

The Company capitalized $10.6 million and $17.1 million of share-based compensation expense related to software costs during the three and six months ended June 30, 2024, respectively, compared to $7.2 million and $13.1 million during the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there was $3.1 billion of total unrecognized compensation cost related to outstanding stock options and RSUs that are expected to be recognized over a weighted-average period of three years.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$189,872	$(105,378)	$660,692	$(9,550)
Less: Net loss attributable to noncontrolling interests	(5,396)	(3,336)	(6,581)	(5,824)
Net income (loss) attributable to common stockholders	$195,268	$(102,042)	$667,273	$(3,726)
Denominator:
Basic shares:
Weighted-average shares used to compute basic net income (loss) per share	617,666	606,692	617,033	604,476
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	6,369	—	7,610	—
Convertible notes	10,186	—	12,108	—
Weighted-average shares used to compute diluted net income (loss) per share	634,221	606,692	636,751	604,476

Basic	$0.32	$(0.17)	$1.08	$(0.01)
Diluted	$0.31	$(0.17)	$1.05	$(0.01)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options, restricted stock, and employee stock purchase plan	40,759	47,477	37,883	42,180
Convertible notes	1,923	15,034	—	16,522
Common stock warrants	12,243	23,188	12,109	23,188
Total anti-dilutive securities	54,925	85,699	49,992	81,890

NOTE 16 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of June 30, 2024, the Company had recorded right-of-use assets of $10.7 million and associated lease liabilities of $16.3 million related to this lease arrangement.

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

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as subpoenas from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. In December 2023, the CFPB notified the Company, pursuant to the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against the Company related to the topics addressed in its CIDs. The Company promptly responded to the CFPB. In July 2024, the CFPB's Enforcement Division advised the Company that it had obtained authority to either settle this matter or pursue an enforcement action. The Company continues to cooperate and intends to engage in conversations with the CFPB to determine if this matter can be settled on acceptable terms. Additionally, in June 2024, the state Attorneys General presented the Company with the results of their investigations. The Company responded and continues to cooperate with the state Attorneys General. The Company is unable to predict the likely outcome of these matters and cannot provide any assurance that the CFPB or state Attorneys General will not ultimately take legal action against the Company or that the outcome of these matters will not have a material adverse effect on the Company.

The Company has accrued a liability for an estimated amount in connection with the CFPB CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies. The accrued amount was not material as of June 30, 2024. The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

The Company also received inquiries from the SEC and Department of Justice (“DOJ”) shortly after the publication of a short seller report in March 2023. In July 2024, the Company received a follow-on inquiry from the SEC. The Company believes these inquiries primarily relate to the allegations raised in the short seller report, the Company’s compliance and risk practices, and related disclosures. The Company continues to cooperate with both agencies. The Company is unable to predict the likely outcome of these matters and cannot provide any assurance that the SEC or DOJ will not ultimately take legal action against the Company or that the outcome of any such action, if brought, will not have a material adverse effect on the Company.

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of Bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. The Company will be required to pay such assessment prior to pursuing litigation on this matter. Should the Company not reach a settlement or prevail in its legal challenge, the Tax Collector may challenge the Company’s gross receipts tax position going forward, including for 2023 and 2024. The Company estimates that it could incur losses associated with taxes, interest, and penalties that range from approximately $0 to $76 million in the aggregate for the fiscal years 2020, 2021, 2022, 2023 and 2024. Additional taxes, interest, and penalties for future periods could be material as well. Given the Company has currently concluded that a loss for this matter is not probable, the Company has not recorded a liability for the exposure related to the dispute with the Tax Collector on San Francisco’s gross receipts tax.

In addition, the Company is subject to various legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits and disputes, including with regulatory bodies and governmental agencies. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability, if any, with respect to any of these other matters. Although the Company may be subject to an adverse decision or settlement, it does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of any of these matters, and their resolution could be material to the Company's operating results.

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

As of June 30, 2024, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2024	$107,581
2025	316,425
2026	263,300
2027	315,100
Total	$1,002,406

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included. The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$98,912	$1,614,055	$—	$1,712,967	$208,131	$3,016,045	$—	$3,224,176
Subscription and services-based revenue	1,418,172	322,617	47,104	1,787,893	2,750,732	618,835	100,620	3,470,187
Hardware revenue	—	42,818	142	42,960	—	74,648	813	75,461
Bitcoin revenue	2,611,743	—	—	2,611,743	5,342,867	—	—	5,342,867
Segment revenue	$4,128,827	$1,979,490	$47,246	$6,155,563	$8,301,730	$3,709,528	$101,433	$12,112,691
Segment gross profit (ii)	$1,298,944	$922,584	$11,952	$2,233,480	$2,557,470	$1,742,857	$27,626	$4,327,953

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$133,741	$1,503,913	$—	$1,637,654	$268,404	$2,791,955	$—	$3,060,359
Subscription and services-based revenue	1,148,540	262,878	50,079	1,461,497	2,234,288	492,762	100,671	2,827,721
Hardware revenue	—	44,922	—	44,922	—	82,373	—	82,373
Bitcoin revenue	2,390,884	—	—	2,390,884	4,554,635	—	—	4,554,635
Segment revenue	$3,673,165	$1,811,713	$50,079	$5,534,957	$7,057,327	$3,367,090	$100,671	$10,525,088
Segment gross profit (ii)	$1,052,285	$804,033	$9,783	$1,866,101	$2,062,238	$1,495,601	$22,846	$3,580,685

(i) Corporate and Other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations.

(ii) Segment gross profit for Cash App for the three and six months ended June 30, 2024 included $13.6 million and $27.4 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Cash App for the three and six months ended June 30, 2023 included $14.3 million and $28.6 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and six months ended June 30, 2024 included $2.2 million and $4.7 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and six months ended June 30, 2023 included $2.7 million and $5.4 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was immaterial for the three and six months ended June 30, 2024 and June 30, 2023.

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment gross profit	$2,233,480	$1,866,101	$4,327,953	$3,580,685
Less: Product development	713,163	694,672	1,433,737	1,321,609
Less: Sales and marketing	507,562	537,607	951,447	1,033,618
Less: General and administrative	473,568	549,293	944,828	982,118
Less: Transaction, loan, and consumer receivable losses	191,812	179,771	357,541	307,667
Less: Amortization of customer and other intangible assets	40,813	36,865	84,095	73,952
Less: Interest income, net	(1,871)	(3,944)	(20,616)	(7,105)
Less: Other expense (income), net	59,532	(14,635)	(178,292)	(92,352)
Income (loss) before applicable income taxes	$248,901	$(113,528)	$755,213	$(38,822)

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$5,731,874	$5,171,558	$11,298,171	$9,836,193
International	423,689	363,399	814,520	688,895
Total	$6,155,563	$5,534,957	$12,112,691	$10,525,088

No individual country from the international markets contributed more than 10% of total revenue for the three and six months ended June 30, 2024 and June 30, 2023.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	June 30, 2024	December 31, 2023
United States	$7,462,022	$7,570,973
Australia	4,647,329	4,761,535
Other international	1,870,730	1,889,490
Total	$13,980,081	$14,221,998

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow data:
Cash paid for interest	$72,217	$63,251
Cash paid for income taxes	131,406	50,301
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$13,948	$1,901
Purchases of property and equipment in accounts payable and accrued expenses	2,699	4,452

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

We delivered strong growth across our primary ecosystems in the second quarter of 2024, with gross profit of $2.2 billion, up 20% year over year.

Cash App generated gross profit of $1.3 billion in the second quarter of 2024, up 23% year over year. Performance was driven by strength across our financial services products.

Square generated gross profit of $922.6 million in the second quarter of 2024, up 15% year over year, driven by notable strength in our banking products and software and integrated payments.

In the second quarter of 2024, operating income was $306.6 million and Adjusted Operating Income was $399.1 million, compared to an operating loss of $132.1 million and Adjusted Operating Income of $25.5 million in the second quarter of 2023. For the same period, net income attributable to common stockholders was $195.3 million, compared to a net loss attributable to common stockholders of $102.0 million, and Adjusted EBITDA was $759.5 million, compared to $384.4 million. Net income for the second quarter of 2024 and net loss for the second quarter of 2023 included a loss of $70.1 million and gain of $16.0 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

In 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth and pursuing cost efficiencies. In the second quarter of 2024, we continued to make progress on these goals and we expect to continue these efforts through the remainder of 2024, including implementing greater expense discipline and reassessing certain contractual vendor arrangements. In November 2023, we announced we would implement an absolute cap of 12,000 on the number of employees we have at our company, which we have achieved, and plan to continue to operate below this cap, through a combination of performance management, centralization of teams and functions to reduce duplication, and prioritization of our scope. As of June 30, 2024, we have recorded $125.5 million of severance and other related expenses, of which $3.9 million was recorded in the quarter ended June 30, 2024. We may continue to incur expenses, including restructuring costs, in the short term to implement these initiatives. In the second quarter of 2024, we have begun to realize benefits related to our focus on disciplined growth and cost efficiencies and we expect to continue to benefit from these actions in future periods.

During the second quarter of 2024, we issued an aggregate principal amount of $2.0 billion of senior unsecured notes due 2032 ("2032 Senior Notes"). Including the net proceeds from this debt offering after issuance costs, we ended the second quarter of 2024 with $10.3 billion in available liquidity, with $9.5 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents an increase of $2.5 billion from the end of 2023.

In October 2023, our board of directors authorized the repurchase of up to $1 billion of our Class A common stock. As of June 30, 2024, we have purchased $798.4 million of our Class A common stock under this program, of which $389.5 million was purchased in the second quarter of 2024. The program was completed as of July 31, 2024.

On July 25, 2024, our board of directors authorized an increase to this share repurchase program to repurchase up to an additional $3 billion of our Class A common stock. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Transaction-based revenue	$1,712,967	$1,637,654	$75,313	5%	$3,224,176	$3,060,359	$163,817	5%
Subscription and services-based revenue	1,787,893	1,461,497	326,396	22%	3,470,187	2,827,721	642,466	23%
Hardware revenue	42,960	44,922	(1,962)	NM (i)	75,461	82,373	(6,912)	NM (i)
Bitcoin revenue	2,611,743	2,390,884	220,859	9%	5,342,867	4,554,635	788,232	17%
Total net revenue	$6,155,563	$5,534,957	$620,606	11%	$12,112,691	$10,525,088	$1,587,603	15%
(i) Not meaningful ("NM")
Total net revenue for the three and six months ended June 30, 2024 increased by $620.6 million, or 11%, and $1.6 billion, or 15%, compared to the three and six months ended June 30, 2023, respectively. Bitcoin revenue increased by $220.9 million and $788.2 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively. Excluding bitcoin revenue, total net revenue increased by $399.7 million, or 13%, and $799.4 million, or 13%, in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively.

Transaction-based revenue for the three and six months ended June 30, 2024 increased by $75.3 million, or 5%, and $163.8 million, or 5%, compared to the three and six months ended June 30, 2023, respectively, driven primarily by growth in Gross Payment Volume ("GPV"), which grew by 5% and 6% in the same periods. The growth in Square GPV was driven by improvements in both card-present and card-not-present volumes including strength in online channels. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the three and six months ended June 30, 2024 increased by $326.4 million, or 22%, and $642.5 million, or 23%, compared to the three and six months ended June 30, 2023, respectively. This increase was primarily due to growth in Cash App's financial service-related products, including Cash App Card, BNPL platform, Cash App Borrow, Instant Deposit, and Cash App Pay, as well as revenue from Square banking products. Revenue generated from the BNPL platform was $294.0 million and $577.5 million for the three and six months ended June 30, 2024, respectively. Revenue generated from the BNPL platform was $235.4 million and $459.2 million for the three and six months ended June 30, 2023, respectively.

Bitcoin revenue for the three and six months ended June 30, 2024 increased by $220.9 million, or 9%, and $788.2 million, or 17%, compared to the three and six months ended June 30, 2023, respectively. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The increase in the three and six months ended June 30, 2024 was driven by an increase in the average market price of bitcoin, partially offset by a decrease in the quantity of bitcoin sold to customers, compared to the three and six months ended June 30, 2023. While bitcoin contributed 42% and 44% of the total revenue for the three and six months ended June 30, 2024, respectively, gross profit generated from bitcoin was only 3% of the total gross profit for both the three and six months ended June 30, 2024, compared to 2% and 3% of total gross profit in the three and six months ended June 30, 2023, respectively.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Transaction-based costs	$1,000,055	$950,523	$49,532	5%	$1,873,220	$1,771,310	$101,910	6%
Subscription and services-based costs	291,801	279,223	12,578	5%	561,469	543,315	18,154	3%
Hardware costs	68,309	74,085	(5,776)	NM (i)	119,094	132,870	(13,776)	NM (i)
Bitcoin costs	2,544,329	2,346,633	197,696	8%	5,195,339	4,460,008	735,331	16%
Amortization of acquired technology assets	17,589	18,392	(803)	NM (i)	35,616	36,900	(1,284)	NM (i)
Total cost of revenue	$3,922,083	$3,668,856	$253,227	7%	$7,784,738	$6,944,403	$840,335	12%

(i) Not meaningful ("NM")

Total cost of revenue for the three and six months ended June 30, 2024 increased by $253.2 million, or 7%, and $840.3 million, or 12%, compared to the three and six months ended June 30, 2023, respectively. Bitcoin costs of revenue, which increased by $197.7 million and $735.3 million in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively, was the primary driver of the increase in total cost of revenue, with the remaining increase related to an increase in Square GPV. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $55.5 million, or 4%, and $105.0 million, or 4%, in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, respectively.

Transaction-based costs for the three and six months ended June 30, 2024 increased by $49.5 million, or 5%, and $101.9 million, or 6%, compared to the three and six months ended June 30, 2023, respectively, in line with GPV growth of 5% and 6% in the same periods.

Subscription and services-based costs for the three and six months ended June 30, 2024 increased by $12.6 million, or 5%, and $18.2 million, or 3%, compared to the three and six months ended June 30, 2023, respectively. The increase in the three and six months ended June 30, 2024 was driven by growth in Cash App's financial service-related products, including Cash App Card and related processing costs and fees, which was partially offset by favorable terms on such processing costs due to a contract renewal executed during the third quarter of 2023.

Bitcoin costs for the three and six months ended June 30, 2024 increased by $197.7 million, or 8%, and $735.3 million, or 16%, compared to the three and six months ended June 30, 2023, respectively. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product development	$713,163	$694,672	$18,491	3%	$1,433,737	$1,321,609	$112,128	8%
% of total net revenue	12%	13%			12%	13%
% of total gross profit	32%	37%			33%	37%
Sales and marketing	$507,562	$537,607	$(30,045)	(6)%	$951,447	$1,033,618	$(82,171)	(8)%
% of total net revenue	8%	10%			8%	10%
% of total gross profit	23%	29%			22%	29%
General and administrative	$473,568	$549,293	$(75,725)	(14)%	$944,828	$982,118	$(37,290)	(4)%
% of total net revenue	8%	10%			8%	9%
% of total gross profit	21%	29%			22%	27%
Transaction, loan, and consumer receivable losses	$191,812	$179,771	$12,041	7%	$357,541	$307,667	$49,874	16%
% of total net revenue	3%	3%			3%	3%
% of total gross profit	9%	10%			8%	9%
Amortization of customer and other acquired intangible assets	$40,813	$36,865	$3,948	NM (i)	$84,095	$73,952	$10,143	NM (i)
% of total net revenue	1%	1%			1%	1%
% of total gross profit	2%	2%			2%	2%
Total operating expenses	$1,926,918	$1,998,208	$(71,290)	(4)%	$3,771,648	$3,718,964	$52,684	1%

(i) Not meaningful ("NM")

Product development expenses for the three and six months ended June 30, 2024 increased by $18.5 million, or 3%, and $112.1 million, or 8%, compared to the three and six months ended June 30, 2023, respectively, primarily due to an increase of $44.7 million and $88.2 million in software and cloud computing infrastructure fees for the three and six months ended June 30, 2024, respectively, as a result of increased capacity needs and expansion of our cloud-based services. Expenses for the three months ended June 30, 2024 were partially offset by a decrease in personnel costs of $15.5 million arising from cost efficiencies realized from the ongoing efforts to reduce headcount and expenditures.

Sales and marketing expenses for the three and six months ended June 30, 2024 decreased by $30.0 million, or 6%, and $82.2 million, or 8%, compared to the three and six months ended June 30, 2023, respectively, primarily due to a decrease in marketing and other advertising costs. The decrease for the six months ended June 30, 2024 was also impacted by a release of estimated chargeback losses of $27.3 million in the first quarter of 2024.

General and administrative expenses for the three and six months ended June 30, 2024 decreased by $75.7 million, or 14%, and $37.3 million, or 4%, compared to the three and six months ended June 30, 2023, respectively. The decrease was primarily due to headcount related reductions in personnel costs of $69.7 million and $69.1 million for the three and six months ended June 30, 2024, respectively, as well as a reduction of facilities expenses of $5.7 million and $12.7 million, respectively, for the same periods. The decrease in expenses for the six months ended June 30, 2024 was partially offset by a charge of $32.2 million recognized during the first quarter of 2024 related to adjustments of certain TIDAL acquisition deferred purchase consideration. Additionally, in the second quarter of 2024, we derecognized $15.1 million of certain indemnification assets related to the TIDAL acquisition that was deemed no longer recoverable.

Transaction, loan, and consumer receivable losses for the three and six months ended June 30, 2024 increased by $12.0 million, or 7%, and $49.9 million, or 16%, compared to the three and six months ended June 30, 2023, respectively, primarily due to:

•an increase in loan losses of $47.7 million and $101.2 million for the three and six months ended June 30, 2024, respectively, primarily due to increased loan volumes; partially offset by

•a decrease in transaction losses of $35.6 million and $51.3 million for the three and six months ended June 30, 2024, respectively, primarily due to a release of previously established risk loss provisions related to prior periods.

Interest Expense (Income), Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest income, net	$(1,871)	$(3,944)	$2,073	(53)%	$(20,616)	$(7,105)	$(13,511)	190%
Other expense (income), net	$59,532	$(14,635)	$74,167	NM (i)	$(178,292)	$(92,352)	$(85,940)	93%

(i) Not meaningful ("NM")

Interest income, net, for the three months ended June 30, 2024 decreased by $2.1 million compared to the three months ended June 30, 2023, primarily due to an increase in interest expense related to our 2032 Senior Notes issued in the second quarter of 2024, which more than offset an increase in interest income received as a result of higher interest rates and investment balances. Interest income, net, for the six months ended June 30, 2024 increased by $13.5 million compared to the six months ended June 30, 2023, driven by an increase in interest income received as discussed above, partially offset by interest expense related to our 2032 Senior Notes. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Other expense, net, of $59.5 million and other income, net, of $178.3 million for the three and six months ended June 30, 2024, respectively, was primarily driven by a loss of $70.1 million and a gain of $163.3 million from the remeasurement of our bitcoin investment in the respective periods. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details. Other income, net, of $14.6 million and $92.4 million for the three and six months ended June 30, 2023, respectively, was primarily due to a gain of $16.0 million and $112.1 million, respectively, from the remeasurement of our bitcoin investment in the respective periods, partially offset by unrealized losses on certain marketable and non-marketable investments.

Segment Results

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Segment net revenue	$1,979,490	$1,811,713	$167,777	9%	$3,709,528	$3,367,090	$342,438	10%
Segment cost of revenue	1,056,906	1,007,680	49,226	5%	1,966,671	1,871,489	95,182	5%
Segment gross profit	$922,584	$804,033	$118,551	15%	$1,742,857	$1,495,601	$247,256	17%

Revenue

Revenue for the Square segment for the three and six months ended June 30, 2024 increased by $167.8 million, or 9%, and $342.4 million, or 10%, compared to the three and six months ended June 30, 2023, respectively. The increase was primarily due to growth in Square GPV as well as growth in Square Banking products, which primarily include Square Loans, Instant Transfer, and Square Debit Card.

Cost of Revenue

Cost of revenue for the Square segment for the three and six months ended June 30, 2024 increased by $49.2 million, or 5%, and $95.2 million, or 5%, compared to the three and six months ended June 30, 2023, respectively. The increase was primarily due to an increase in Square GPV.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Segment net revenue	$4,128,827	$3,673,165	$455,662	12%	$8,301,730	$7,057,327	$1,244,403	18%
Segment cost of revenue	2,829,883	2,620,880	209,003	8%	5,744,260	4,995,089	749,171	15%
Segment gross profit	$1,298,944	$1,052,285	$246,659	23%	$2,557,470	$2,062,238	$495,232	24%

Revenue

Revenue for the Cash App segment for the three and six months ended June 30, 2024 increased by $455.7 million, or 12%, and $1.2 billion, or 18%, compared to the three and six months ended June 30, 2023, respectively. The increase was due to the Cash App items referenced within the Company's overall revenue discussion. While bitcoin revenue contributed 63% and 64% of Cash App revenue for three and six months ended June 30, 2024, respectively, gross profit generated from bitcoin was only 5% and 6% of Cash App gross profit for the three and six months ended June 30, 2024, respectively.

Excluding $2.6 billion and $5.3 billion in bitcoin revenue for the three and six months ended June 30, 2024, respectively, Cash App revenue increased by $234.8 million, or 18%, and $456.2 million, or 18%, compared to the three and six months ended June 30, 2023, respectively.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and six months ended June 30, 2024 increased by $209.0 million, or 8%, and $749.2 million, or 15%, compared to the three and six months ended June 30, 2023, respectively. The increase was due to the items referenced within the Company's overall cost of revenue discussion. Excluding $2.5 billion and $5.2 billion in bitcoin cost of revenue for the three and six months ended June 30, 2024, respectively, Cash App cost of revenue increased by approximately $11.3 million, or 4%, and $13.8 million, or 3%, compared to the three and six months ended June 30, 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross Payment Volume (GPV) (in millions)	$61,941	$59,012	$116,366	$110,129
Adjusted Operating Income (in thousands)	$399,118	$25,499	$763,382	$76,473
Adjusted EBITDA (in thousands)	$759,476	$384,402	$1,464,550	$752,769
Adjusted Net Income Per Share:
Basic	$0.95	$0.41	$1.83	$0.86
Diluted	$0.93	$0.40	$1.78	$0.83

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

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; and gain or loss from the remeasurement of our bitcoin investment.

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

In view of the limitations associated with Adjusted EBITDA, we also present Adjusted Operating Income (Loss), which is a non-GAAP financial measure that excludes certain expenses that we believe are not reflective of our core operating performance, including amortization of intangible assets, acquisition-related accelerated share-based compensation expenses, and acquisition-related, integration, and other costs, and goodwill impairment charges. Adjusted Operating Income (Loss) does however include the effect of share-based compensation expense, which is a significant recurring expense in our business and an important part of our compensation strategy, as well as depreciation expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income (loss)	$306,562	$(132,107)	$556,305	$(138,279)
Amortization of acquired technology assets	17,589	18,392	35,616	36,900
Acquisition-related and integration costs	15,350	1,434	47,862	2,913
Restructuring and other charges	18,804	100,915	32,867	100,987
Restructuring share-based compensation	—	—	6,637	—
Amortization of customer and other acquired intangible assets	40,813	36,865	84,095	73,952
Adjusted Operating Income	$399,118	$25,499	$763,382	$76,473

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$195,268	$(102,042)	$667,273	$(3,726)
Net loss attributable to noncontrolling interests	(5,396)	(3,336)	(6,581)	(5,824)
Net income (loss)	189,872	(105,378)	660,692	(9,550)
Share-based compensation expense	320,368	319,248	624,899	598,839
Restructuring share-based compensation expense	—	—	6,637	—
Depreciation and amortization	96,903	94,545	194,543	187,718
Acquisition-related and integration costs	15,350	1,434	47,862	2,913
Restructuring and other charges	18,804	100,915	32,867	100,987
Interest income, net	(1,871)	(3,944)	(20,616)	(7,105)
Other expense (income), net	59,532	(14,635)	(178,292)	(92,352)
Provision (benefit) for income taxes	59,029	(8,150)	94,521	(29,272)
Loss on disposal of property and equipment	1,471	343	1,400	534
Acquired deferred revenue and cost adjustment	18	24	37	57
Adjusted EBITDA	$759,476	$384,402	$1,464,550	$752,769

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$195,268	$(102,042)	$667,273	$(3,726)
Net loss attributable to noncontrolling interests	(5,396)	(3,336)	(6,581)	(5,824)
Net income (loss)	189,872	(105,378)	660,692	(9,550)
Share-based compensation expense	320,368	319,248	624,899	598,839
Restructuring share-based compensation expense	—	—	6,637	—
Acquisition-related and integration costs	15,350	1,434	47,862	2,913
Restructuring and other charges	18,804	100,915	32,867	100,987
Amortization of intangible assets	58,402	55,257	119,711	110,852
Amortization of debt discount and issuance costs	3,432	2,885	6,503	5,834
Loss (gain) on revaluation of equity investments	(3,594)	1,370	(2,483)	16,255
Bitcoin remeasurement	70,116	(16,014)	(163,288)	(112,102)
Loss on disposal of property and equipment	1,471	343	1,400	534
Acquired deferred revenue and cost adjustment	18	24	37	57
Tax effect of non-GAAP net income adjustments	(85,518)	(109,647)	(203,854)	(194,254)
Adjusted Net Income - basic	$588,721	$250,437	$1,130,983	$520,365
Cash interest expense on convertible notes	674	958	1,347	2,194
Adjusted Net Income - diluted	$589,395	$251,395	$1,132,330	$522,559
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	617,666	606,692	617,033	604,476
Diluted	636,143	626,669	636,751	627,153
Adjusted Net Income Per Share:
Basic	$0.95	$0.41	$1.83	$0.86
Diluted	$0.93	$0.40	$1.78	$0.83

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision (benefit) for income taxes, as reported	$59,029	$(8,150)	$94,521	$(29,272)
Tax effect of non-GAAP net income adjustments	85,518	109,647	203,854	194,254
Adjusted provision for income taxes, non-GAAP	$144,547	$101,497	$298,375	$164,982
Non-GAAP effective tax rate	21%	28%	22%	23%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of June 30, 2024, we had approximately $10.3 billion in available liquidity, with $9.5 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, which includes net proceeds of approximately $2.0 billion related to the issuance of our 2032 Senior Notes in the second quarter of 2024, as well as an undrawn amount of $775.0 million available under our revolving credit facility subject to compliance with our covenants. Additionally, we had $507.9 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including the additional $3 billion related to the share repurchase program. As of June 30, 2024, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$7,799,093	$4,996,465
Short-term restricted cash (i)	597,855	770,380
Long-term restricted cash	71,203	71,812
Investments in short-term debt securities	658,001	851,901
Investments in long-term debt securities	361,757	251,127
Revolving credit facility	775,000	775,000
Total liquidity	$10,262,909	$7,716,685

(i) As of June 30, 2024, the Company has invested $149.2 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are excluded from our liquidity as these are funds we hold on behalf of customers that are separate from our corporate funds and are not available for corporate purposes. Investments in marketable debt securities were held primarily in certificates of deposits, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

As of June 30, 2024, we held approximately 8,211 bitcoins for investment purposes ("bitcoin investment") with a fair value of $514.6 million based on observable market prices, which is included within “Other non-current assets” on the condensed consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through “Other expense (income), net” in the condensed consolidated statements of operations. We purchased approximately 173 bitcoins with a cost basis of $11.4 million during the three and six months ended June 30, 2024 for investment purposes. We did not sell any of our bitcoin investment during the three and six months ended June 30, 2024. We recognized a loss of $70.1 million and a gain of $163.3 million from the remeasurement of our bitcoin investment during the three and six months ended June 30, 2024.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of June 30, 2024, we held over $6.2 billion in aggregate principal amount of debt, comprised of $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), and $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes" and, together with the 2026 Senior Notes and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in June 2028. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.5 billion on a revolving basis, of which $945.8 million was drawn as of June 30, 2024. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

When we were last rated, in the second half of 2023, we received a non-investment grade rating by S&P Global Ratings (BB+), Fitch Ratings, Inc. (BB+), and Moody's Corporation (Ba2), and the agencies re-affirmed our rating in the second quarter of 2024. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $597.9 million as of June 30, 2024 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $71.2 million as of June 30, 2024 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of June 30, 2024, the safeguarding obligation liability related to bitcoin held for other parties was $1.4 billion. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. Staff Accounting Bulletin No. 121 ("SAB 121") also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$1,008,787	$407,719
Net cash provided by investing activities	867,414	578,899
Net cash provided by (used in) financing activities	1,173,347	(721,010)
Effect of foreign exchange rate on cash and cash equivalents	(39,771)	6,955
Net increase in cash, cash equivalents, restricted cash, and customer funds	$3,009,777	$272,563

Cash Flows from Operating Activities

For the six months ended June 30, 2024, cash provided by operating activities was $1.0 billion, comprised of net income of $660.7 million, adjusted for non-cash expenses of $1.2 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; and non-cash lease expenses, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $537.8 million; bitcoin remeasurement of $163.3 million; net outflows from loan products of $326.1 million. Changes in other assets and liabilities, including settlements receivable and customers payable, of $158.9 million contributed positively and was primarily due to the timing of period end.

For the six months ended June 30, 2023, cash provided by operating activities was $407.7 million, comprised of net loss of $9.6 million, adjusted for non-cash expenses of $1.2 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and losses on revaluation of equity investments, all of which contributed positively to operating activities. These were partially offset by bitcoin remeasurement of $112.1 million; amortization of discounts and other non-cash adjustments on consumer receivables of $221.7 million; net outflows from loan products of $179.9 million; as well as changes in other assets and liabilities, including settlements receivable, customers payable, and settlements payable, of $313.8 million, primarily due to the timing of period end.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, cash provided by investing activities was $867.4 million, primarily due to a net inflow related to consumer receivables of $860.7 million and net proceeds from investments of marketable securities of $96.1 million. These were partially offset by the purchases of property and equipment and other investments of $70.4 million and $19.1 million, respectively.

For the six months ended June 30, 2023, cash provided by investing activities was $578.9 million, primarily due to a net inflow related to consumer receivables of $387.4 million and net proceeds from investments of marketable securities of $257.6 million. These were partially offset by the purchases of property and equipment and other investments of $61.8 million and $4.4 million, respectively.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, cash provided by financing activities was $1.2 billion primarily due to approximately $2.0 billion of net proceeds related to the issuance of the 2032 Senior Notes in the second quarter of 2024, a change in customer funds of $380.3 million, and proceeds from issuances of common stock upon the exercise of options and purchases under our employee share purchase plan of $86.2 million. These were partially offset by net repayments under Warehouse Facilities borrowings of $648.4 million as well as repurchases of common stock of $641.6 million.

For the six months ended June 30, 2023, cash used in financing activities was $721.0 million primarily as a result of net repayments under Warehouse Facilities borrowings of $505.0 million. The majority of this was offset by a change in customer funds of $172.3 million and a net increase in interest-bearing deposits of $28.6 million.

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

There were no significant changes in our critical accounting estimates during the quarter ended June 30, 2024 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other expense (income), net” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of June 30, 2024, the fair value of our bitcoin investment included in other non-current assets was $514.6 million, and for the three and six months ended June 30, 2024, we recognized a $70.1 million loss and $163.3 million gain, respectively, from the remeasurement of our bitcoin investment.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits and disputes, including with regulatory bodies and governmental agencies. For information regarding legal proceedings in which we are involved, see “Litigation and Regulatory Matters” in Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

In addition, from time to time, we are involved in various other legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits and disputes arising in the ordinary course of business. We cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While we do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position, or liquidity, we cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to our operating results for any particular period.

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
•our ability to service our debt, including our Convertible Notes and our Senior Notes (each as defined below);
•counterparty risk with respect to our convertible note hedge transactions;
•our bitcoin investments being subject to volatile market prices and other risks of loss;
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

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue and gross profit has grown at a high rate, which has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are important to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, and it may slow or decline in the future. A number of factors have affected and could negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers and that they adopt, changes to our systems, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, changes in the regulatory environment or regulations applicable to us, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

The growth of our business depends in part on our existing sellers and customers expanding their use of our products and services. If we are unable to increase broader use of our products and services within each of our ecosystems by our existing sellers and customers, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and customers, to encourage sellers and customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in our business in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful on the expected timeline or at all, our growth may slow or decline.

We have generated significant net losses in the past, and we intend to continue to invest in our business. Thus, we may not be able to maintain profitability.

We intend to continue to make investments in our business, including with respect to our employee base, sales and marketing, development of new products, services, and features; acquisitions; infrastructure; expansion of international operations, and general administration, including legal, finance, and other compliance expenses related to our business. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting our products and services materially increase in the future, including the fees we pay to third parties to advertise our products and services, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased costs because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. Moreover, businesses we acquire may have different profitability than our existing business, which may affect our overall profitability, particularly until we are able to realize expected synergies. For example, prior to its acquisition, Afterpay historically generated net losses. If we are unable to generate adequate revenue growth and manage our expenses, we may incur significant losses and may not maintain profitability on a consistent basis.

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

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation, regulatory claims, investigations, enforcement actions, settlements or consent orders; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands and deter customers from adopting our services or our products. In addition, negative statements about us can cause and have caused a decline in the market price of our Class A common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners and influencers or other third parties with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflects poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers or other third parties who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our sellers and customers with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have incorporated and expect to continue to incorporate AI features into our products and technologies and our success will depend in part on our ability to do so in a way that is compelling to our customers. It is difficult to predict all of the risks related to the use of AI because laws, rules, directives, and regulations governing the use of AI are evolving rapidly and our ability to develop or use AI may be adversely affected. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

We often rely on third parties, including some of our competitors, for the development of and access to new technologies and development of a robust market for these new products and technologies. Failure to accurately predict or to respond effectively to developments in our industry may significantly impair our business. In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in technologies. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our customers, and materially and adversely affect our business.

Substantial and increasingly intense competition in our markets and industry may harm our business.

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. For example, we compete in the BNPL market and a number of our competitors have introduced or offer BNPL products. Competitors in the BNPL space have engaged in, and may continue to engage in, aggressive consumer acquisition campaigns, may develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode our existing market share in the BNPL space and may hinder our expansion into new markets. In addition, mergers and acquisitions by, and collaborations between, the companies we compete against may lead to even larger competitors with more resources.

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

We intend to continue to explore other products, models, and structures for our product offerings, including with bank partners. Certain of our current product offerings subject us to reporting requirements, bonding requirements, and inspection by applicable federal or state regulatory agencies, and our future product offerings may potentially require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we terminate any of our relationships with our bank partners, fail to successfully expand and evolve our product offerings, or should our new products, models or structures, or new laws or regulations or interpretations of existing laws or regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, we may incur significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions, including those associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent, persistent or significant interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at us and our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, certain Cash App functions are available to customers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

We are dependent on payment card networks and acquiring processors, and changes to our relationships with payment card networks and acquiring processors could harm our business.

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, Mastercard, American Express, and Discover. For a majority of our transactions, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. These banks and acquiring processors may fail or refuse to process transactions on our behalf, may breach or terminate their agreements with us, or may refuse to renegotiate or renew these agreements on terms that are favorable or commercially reasonable. They might also take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

Our performance is subject to economic conditions and the impact of such conditions on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In particular, inflation and economic uncertainty have impacted and may continue to impact consumer spending in general and at these businesses specifically. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. We serve sellers across a variety of industry verticals and in an economic downturn, certain verticals, particularly those that may be viewed as discretionary by consumers, may be impacted to a greater degree than others, which may harm our business and financial results.

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

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs, and our existing credit agreement and our Senior Notes contain, and any future debt financing may contain, covenants that impact the operation of our business and pursuit of business opportunities.

We have funded our operations since inception primarily through debt and equity financings, bank credit agreements, finance lease arrangements, and cash from operations. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs, planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require or seek additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit agreements for other reasons. We may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Our credit agreement contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes, 2031 Senior Notes, and 2032 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit agreement or our Senior Notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit agreement, our Senior Notes, our other outstanding indebtedness, including our 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable or may prevent us from borrowing under our credit agreement.

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

As of June 30, 2024, we had $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, and $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes.

Prior to December 1, 2024, in the case of the 2025 Convertible Notes, February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. After such dates, the holders may convert all or a portion of such Convertible Notes at their option. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to settle the Convertible Notes in cash, shares of Class A common stock or any combination thereof.

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

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes as required following a fundamental change or to pay cash upon conversion of our Convertible Notes (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under our credit agreement, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of our other outstanding indebtedness or future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or to pay cash upon conversion of the Convertible Notes or at maturity of the Notes.

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

We have made, and expect to make additional, investments in bitcoin. The price of bitcoin has been highly volatile and may continue to be volatile in the future, due to market factors, regulatory developments and other risks that are outside of our control. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of our bitcoin investment continues to decrease relative to the purchase prices, our financial condition may be adversely impacted.

The manner in which we account for our bitcoin under applicable accounting rules has changed. Prior to our adoption of ASU 2023-08, Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), our bitcoin was accounted for as an indefinite-lived intangible asset and for each reporting period, we were required to evaluate our bitcoin for impairment and record impairment losses if the fair value decreased below the carrying value during the assessed period. Since impairment losses for our bitcoin investment could not be recovered for any subsequent increases in fair value until the asset was sold, our operating results were adversely affected in any period in which such impairment occurred. Upon adoption of ASU 2023-08, we remeasured our bitcoin investment to its fair value as of January 1, 2023, resulting in an adjustment to our accumulated deficit. We will continue to remeasure our bitcoin investment at the end of each reporting period with changes recognized in our consolidated statements of operations. Accordingly, fluctuations in the market value of bitcoin in any quarter may cause fluctuations in our financial results. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our bitcoin investment, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities have in the past disagreed, and may in the future disagree, with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, in June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of Bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. The Company will be required to pay such assessment prior to pursuing litigation on this matter. Should the Company not reach a settlement or prevail in its legal challenge, the Tax Collector may challenge the Company’s gross receipts tax position going forward, including for 2023 and 2024. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales and use, gross receipts, franchise, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, gross receipts, franchise, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, streaming taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total more than $600 in a year for a given seller, which reporting requirement applies to Square and Cash App for Business accounts. This new threshold is currently expected to apply to transactions occurring in 2024, subject to any changes implemented by the Internal Revenue Service. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of June 30, 2024, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our net deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

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

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, following the publication of a short seller report in March 2023, we received inquiries from the SEC and Department of Justice and we continue to cooperate in such matters. Further, regulatory, governmental and other agencies have and may continue to coordinate or share information from time to time. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy problems caused by breaches and to avert further breaches, and expose us to legal risk and potential criminal and civil liability.

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

We are subject to risks related to litigation, government investigations or inquiries, and regulatory matters or disputes.

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

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed money transmitter, we are subject to obligations and restrictions including with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state and federal regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. Our state money transmission license regulators also frequently collaborate on their examinations of our business. We have and continue to work with them on any concerns they raise. In the past, we have been subject to fines and other penalties by such regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. Any examinations and investigations by state regulators could result in liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

We are subject to a number of regulatory risks in the BNPL space.

The regulation of BNPL products is evolving, and it is possible that states or countries pass new or additional regulations or additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards that could adversely impact our BNPL products or the way we operate our BNPL platform. In addition, the CFPB has clarified that companies offering BNPL products are subject to many of the same regulatory requirements as credit card issuers. Increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets.

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

Our subsidiary Cash App Investing is subject to the net capital requirements of the SEC and FINRA. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA, and ultimately may require its liquidation. Currently, Cash App Investing has relatively low net capital requirements, because it does not hold customer funds or securities, but instead introduces customers and directs transactions to DriveWealth. However, a change in the net capital rules, a change in how Cash App Investing handles or holds customer assets, or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements could have adverse effects. Finally, because Cash App Investing is subject to such net capital requirements, we may be required to provide additional capital into Cash App Investing from time to time and as such, we may have liability and/or our larger business may be affected by any of these outcomes.

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

We regularly contribute software source code under open source and other permissive licenses and have made other technology we developed available under such licenses, and we include open source software in our products. Additionally, our AI services may be trained on data sets that may include open source software and the outputs of our AI services may be subject to open source license restrictions or obligations. As a result of our open source contributions and the use of open source software in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial condition.

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

In some instances, third-party assertions of intellectual property rights have led, and may continue to lead, to litigation. In such instances, we are accused of having, or may be found to have, infringed or violated third-party copyrights, patents, trademarks, and other intellectual property rights. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. If any IP litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. We have also, from time to time, needed to obtain a license to continue existing practices as a result of changes in law or for which we are found to be in violation of a third-party’s rights. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all and may significantly increase our operating costs and expenses. As a result, we may also be required to develop or procure alternative non-infringing technology or discontinue use of technology, and doing so could require significant effort and expense or may not be feasible. In addition, the terms of any settlement or judgment in connection with any legal claims, lawsuits, or proceedings may require us to cease some or all of our operations or to pay substantial amounts to the other party and could materially and adversely affect our business.

Increased scrutiny from investors, regulators, and other stakeholders relating to environmental, social, and governance issues could result in additional costs for us and may adversely impact our reputation.

Investors, regulators, customers, employees and other stakeholders continue to focus on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: our customers and communities, global climate action, our people, and corporate governance. We publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to building a diverse workforce and one of our climate goals is to achieve net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. To the extent that our required or voluntary disclosures about ESG matters increase, we could also be criticized or face claims regarding the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted, or we could face claims regarding our policies and programs. In addition, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. For example, in October 2023, the California Governor signed into law the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California, and the SEC recently adopted rules that will require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. The SEC rules will also require entities to quantify certain effects of severe weather events and other natural conditions in the audited financial statements. While the SEC's rules have been stayed pending judicial review, to the extent they become effective, we expect to expend significant time and resources to comply with the requirements.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of June 30, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

•fluctuations in the price of bitcoin;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2023, the Company's board of directors authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On August 1, 2024, the Company announced that its board of directors approved an increase to this share repurchase program to repurchase up to an additional $3 billion of the Company's Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

The following table summarizes the share repurchase activity for the three months ended June 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2024 - April 30, 2024	1,287	$75.51	1,287	$493,916
May 1, 2024 - May 31, 2024	1,465	$69.35	1,465	$392,322
June 1, 2024 - June 30, 2024	2,990	$63.77	2,990	$201,585
Total	5,742		5,742
(i) Average price paid per share for open market purchases includes broker commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended June 30, 2024, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 14, 2024, Ajmere Dale, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 6,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 13, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended June 30, 2024.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of May 9, 2024, by and between Block, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee.	8-K	001-37622	4.1	May 9, 2024
4.2	Form of 6.50% Senior Note due 2032 (included in Exhibit 4.1).	8-K	001-37622	4.2	May 9, 2024
10.1	Purchase Agreement, dated as of May 6, 2024, among Block, Inc. and Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers listed in Schedule 1 thereto.	8-K	001-37622	10.1	May 9, 2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

BLOCK, INC.

Date:	August 1, 2024	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)