Form 10-Q
period 2024-09-30
Block, Inc.
filed 2024-11-07
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 559,742 and 60,072, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,299,804	$4,996,465
Investments in short-term debt securities	504,986	851,901
Settlements receivable	1,508,491	3,226,294
Customer funds	3,933,785	3,170,430
Consumer receivables, net	2,090,884	2,444,695
Loans held for sale	1,008,312	775,424
Safeguarding asset related to bitcoin held for other parties	1,412,948	1,038,585
Other current assets	2,015,702	2,353,488
Total current assets	20,774,912	18,857,282
Goodwill	12,048,108	11,919,720
Acquired intangible assets, net	1,607,936	1,761,521
Other non-current assets	1,924,479	1,531,370
Total assets	$36,355,435	$34,069,893
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$6,156,306	$6,795,340
Accrued expenses and other current liabilities	1,333,845	1,334,669
Current portion of long-term debt (Note 12)	998,727	—
Warehouse funding facilities, current	138,136	753,035
Safeguarding obligation liability related to bitcoin held for other parties	1,412,948	1,038,585
Total current liabilities	10,039,962	9,921,629
Warehouse funding facilities, non-current	827,629	854,882
Long-term debt (Note 12)	5,103,462	4,120,091
Other non-current liabilities	475,087	480,455
Total liabilities	16,446,140	15,377,057
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at September 30, 2024 and December 31, 2023. None issued and outstanding at September 30, 2024 and December 31, 2023.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at September 30, 2024 and December 31, 2023; 556,317 and 555,306 issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at September 30, 2024 and December 31, 2023; 60,072 and 60,515 issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	19,688,228	19,601,992
Accumulated other comprehensive loss	(189,912)	(378,307)
Retained earnings (accumulated deficit)	422,598	(528,429)
Total stockholders’ equity attributable to common stockholders	19,920,914	18,695,256
Noncontrolling interests	(11,619)	(2,420)
Total stockholders’ equity	19,909,295	18,692,836
Total liabilities and stockholders’ equity	$36,355,435	$34,069,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Transaction-based revenue	$1,712,421	$1,658,668	$4,936,597	$4,719,027
Subscription and services-based revenue	1,797,933	1,492,900	5,268,120	4,320,621
Hardware revenue	36,839	42,341	112,300	124,714
Bitcoin revenue	2,428,608	2,423,584	7,771,475	6,978,219
Total net revenue	5,975,801	5,617,493	18,088,492	16,142,581
Cost of revenue:
Transaction-based costs	1,011,476	984,658	2,884,696	2,755,968
Subscription and services-based costs	271,286	259,262	832,755	802,577
Hardware costs	62,091	78,338	181,185	211,208
Bitcoin costs	2,364,077	2,378,906	7,559,416	6,838,914
Amortization of acquired technology assets	17,186	17,880	52,802	54,780
Total cost of revenue	3,726,116	3,719,044	11,510,854	10,663,447
Gross profit	2,249,685	1,898,449	6,577,638	5,479,134
Operating expenses:
Product development	710,983	713,788	2,144,720	2,035,397
Sales and marketing	511,755	479,381	1,463,202	1,512,999
General and administrative	475,855	480,885	1,420,683	1,463,003
Transaction, loan, and consumer receivable losses	192,062	177,338	549,603	485,005
Amortization of customer and other acquired intangible assets	36,021	56,965	120,116	130,917
Total operating expenses	1,926,676	1,908,357	5,698,324	5,627,321
Operating income (loss)	323,009	(9,908)	879,314	(148,187)
Interest expense (income), net	13,811	(21,415)	(6,805)	(28,520)
Other expense (income), net	(14,949)	23,912	(193,241)	(68,440)
Income (loss) before income tax	324,147	(12,405)	1,079,360	(51,227)
Provision for income taxes	43,011	81,139	137,532	51,867
Net income (loss)	281,136	(93,544)	941,828	(103,094)
Less: Net loss attributable to noncontrolling interests	(2,618)	(4,806)	(9,199)	(10,630)
Net income (loss) attributable to common stockholders	$283,754	$(88,738)	$951,027	$(92,464)

Net income (loss) per share attributable to common stockholders:
Basic	$0.46	$(0.15)	$1.54	$(0.15)
Diluted	$0.45	$(0.15)	$1.50	$(0.15)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	616,428	611,276	616,830	606,767
Diluted	632,760	611,276	635,419	606,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$281,136	$(93,544)	$941,828	$(103,094)
Net foreign currency translation adjustments (i)	334,915	(273,097)	176,692	(308,262)
Net unrealized gain on marketable debt securities	7,542	7,993	11,703	28,870
Total comprehensive income (loss)	$623,593	$(358,648)	$1,130,223	$(382,486)

(i) Includes a foreign currency translation gain related to goodwill of $225.6 million and $128.3 million for the three and nine months ended September 30, 2024, respectively. The three and nine months ended September 30, 2023 includes foreign currency translation losses related to goodwill of $194.7 million and $217.5 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit)	interests	equity
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836
Net income (loss)	—	—	—	472,005	(1,185)	470,820
Shares issued in connection with employee stock plans	4,806	19,943	—	—	—	19,943
Repurchases of common stock	(3,563)	(252,095)	—	—	—	(252,095)
Change in other comprehensive loss	—	—	(281,896)	—	—	(281,896)
Share-based compensation	—	317,588	—	—	—	317,588
Balance at March 31, 2024	617,064	$19,687,428	$(660,203)	$(56,424)	$(3,605)	$18,967,196
Net income (loss)	—	—	—	195,268	(5,396)	189,872
Shares issued in connection with employee stock plans	6,295	66,258	—	—	—	66,258
Repurchases of common stock	(5,742)	(389,508)	—	—	—	(389,508)
Change in other comprehensive loss	—	—	127,834	—	—	127,834
Share-based compensation	—	331,343	—	—	—	331,343
Balance at June 30, 2024	617,617	$19,695,521	$(532,369)	$138,844	$(9,001)	$19,292,995
Net income (loss)	—	—	—	283,754	(2,618)	281,136
Shares issued in connection with employee stock plans	4,100	1,852	—	—	—	1,852
Repurchases of common stock	(5,328)	(345,576)	—	—	—	(345,576)
Change in other comprehensive loss	—	—	342,457	—	—	342,457
Share-based compensation	—	336,431	—	—	—	336,431
Balance at September 30, 2024	616,389	$19,688,228	$(189,912)	$422,598	$(11,619)	$19,909,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit	interests	equity
Balance at December 31, 2022	600,060	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Cumulative adjustment due to adoption of ASU 2023-08	—	—	—	30,511	—	30,511
Net income (loss)	—	—	—	98,316	(2,488)	95,828
Shares issued in connection with employee stock plans	3,333	6,825	—	—	—	6,825
Change in other comprehensive loss	—	—	(49,471)	—	—	(49,471)
Share-based compensation	—	285,502	—	—	—	285,502
Balance at March 31, 2023	603,393	$18,607,008	$(572,561)	$(439,885)	$25,988	$17,620,550
Net loss	—	—	—	(102,042)	(3,336)	(105,378)
Shares issued in connection with employee stock plans	5,479	59,137	—	—	—	59,137
Change in other comprehensive loss	—	—	35,183	—	—	35,183
Share-based compensation	—	326,445	—	—	—	326,445
Balance at June 30, 2023	608,872	$18,992,590	$(537,378)	$(541,927)	$22,652	$17,935,937
Net loss	—	—	—	(88,738)	(4,806)	(93,544)
Shares issued in connection with employee stock plans	3,969	4,454	—	—	—	4,454
Change in other comprehensive loss	—	—	(265,104)	—	—	(265,104)
Share-based compensation	—	355,108	—	—	—	355,108
Balance at September 30, 2023	612,841	$19,352,152	$(802,482)	$(630,665)	$17,846	$17,936,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$941,828	$(103,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	287,249	303,236
Amortization of discounts and premiums and other non-cash adjustments	(824,219)	(357,116)
Non-cash lease expense	55,480	114,067
Share-based compensation	955,845	944,514
Loss on revaluation of equity investments	470	16,838
Bitcoin remeasurement	(168,576)	(83,928)
Transaction, loan, and consumer receivable losses	549,603	485,005
Change in deferred income taxes	5,368	(86,642)
Changes in operating assets and liabilities:
Settlements receivable	1,577,463	(1,518,471)
Purchases and originations of loans	(10,887,619)	(5,896,371)
Proceeds from payments and forgiveness of loans	10,419,823	5,575,440
Customers payable	(1,319,654)	1,390,888
Settlements payable	(8,139)	53,005
Other assets and liabilities	108,628	61,513
Net cash provided by operating activities	1,693,550	898,884
Cash flows from investing activities:
Purchases of marketable debt securities	(1,035,477)	(934,904)
Proceeds from maturities of marketable debt securities	790,748	994,740
Proceeds from sale of marketable debt securities	436,912	39,450
Payments for originations of consumer receivables	(20,197,450)	(16,401,673)
Proceeds from principal repayments and sales of consumer receivables	21,142,547	16,814,089
Purchases of property and equipment	(126,954)	(99,457)
Purchases of other investments	(37,218)	(7,277)
Net cash provided by investing activities	973,108	404,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of senior notes	2,000,000	—
Payments of debt issuance costs from issuance of senior notes	(26,619)	—
Repayments of Paycheck Protection Program Liquidity Facility advances	—	(16,840)
Payments to redeem convertible notes	—	(461,761)
Proceeds from warehouse facilities borrowings	406,359	564,588
Repayments of warehouse facilities borrowings	(1,054,091)	(967,655)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	88,053	70,416
Net increase in interest-bearing deposits	73,687	57,243
Repurchases of common stock	(987,179)	—
Other financing activities	(18,473)	(19,977)
Change in customer funds, restricted from use in the Company's operations	763,355	(266,587)
Net cash provided by (used in) financing activities	1,245,092	(1,040,573)
Effect of foreign exchange rate on cash and cash equivalents	13,600	(28,455)
Net increase in cash, cash equivalents, restricted cash, and customer funds	3,925,350	234,824
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	9,009,087	8,435,906
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$12,934,437	$8,670,730

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$8,299,804	$5,112,293
Short-term restricted cash	630,933	572,754
Long-term restricted cash	69,915	71,946
Customer funds cash and cash equivalents	3,933,785	2,913,737
Total	$12,934,437	$8,670,730

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Adoption of ASU 2023-08 and Recasting of Prior Period

The Company early adopted Accounting Standards Update ("ASU") No. 2023-08, Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), in the fourth quarter of 2023 using a modified retrospective approach. ASU 2023-08 provides guidance on accounting and disclosure of crypto assets and requires an entity to (i) subsequently remeasure crypto assets at fair value at each measurement date with changes recognized in net income, (ii) present the changes in fair value separately from changes in the carrying amount of other intangible assets in the income statement, and (iii) present crypto assets measured at fair value separately from other intangible assets on the balance sheet. Prior to the adoption of ASU 2023-08, the Company's bitcoin investment was subject to impairment losses if the fair value decreased below the carrying value during the assessed period. Impairment losses on the Company's bitcoin investment could not be recovered for any subsequent increases in fair value until the asset was sold. Upon adoption of ASU 2023-08, the Company recognized a cumulative-effect adjustment increasing bitcoin value and retained earnings by $30.5 million as of the beginning of fiscal year 2023.

The adoption of ASU 2023-08 using a modified retrospective approach requires the Company to adopt the standard as of January 1, 2023. As such, the previously reported condensed consolidated financial statements for the three and nine months ended September 30, 2023 have been revised to reflect the adoption of ASU 2023-08. The following table presents the effects of these changes on the Company’s condensed consolidated statements of operations:

		Three Months Ended September 30, 2023
		As Previously Reported (i)	Adjustments (ii)	As Adjusted
	Net income (loss) attributable to common stockholders (iii)	$(28,954)	$(59,784)	$(88,738)
	Net income (loss) per share attributable to common stockholders:
	Basic	$(0.05)	$(0.10)	$(0.15)
	Diluted	$(0.05)	$(0.10)	$(0.15)

		Nine Months Ended September 30, 2023
		As Previously Reported (i)	Adjustments (ii)	As Adjusted
	Net income (loss) attributable to common stockholders (iii)	$(168,298)	$75,834	$(92,464)
	Net income (loss) per share attributable to common stockholders:
	Basic	$(0.28)	$0.13	$(0.15)
	Diluted	$(0.28)	$0.13	$(0.15)
	___________________
(i)	As reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 2, 2023.
(ii)	The adjustment had no impact on previously reported cash flows from operating, investing, or financing activities within the Company's condensed consolidated statements of cash flows.
(iii)	Financial statement lines item impacted within the condensed consolidated statements of operations were "Other expense (income), net" and "Provision (benefit) for income taxes."

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2024 and September 30, 2023, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had four third-party payment processors that represented approximately 31%, 29%, 12% and 10% of settlements receivable as of September 30, 2024. As of December 31, 2023, the Company had two parties that represented approximately 46% and 35% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $81.9 million and $221.8 million for the three and nine months ended September 30, 2024, respectively, compared to $78.1 million and $283.3 million for the three and nine months ended September 30, 2023, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $234.4 million and $697.9 million for the three and nine months ended September 30, 2024, respectively, compared to $214.2 million and $693.3 million for the three and nine months ended September 30, 2023, respectively, for such expenses.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company's chief operating decision maker ("CODM"), the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company will adopt ASU 2023-07 in its fourth quarter of 2024 using a retrospective transition method and the adoption will impact the Company's disclosures only.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers:
Transaction-based revenue	$1,712,421	$1,658,668	$4,936,597	$4,719,027
Subscription and services-based revenue	1,254,659	1,077,457	3,730,719	3,187,465
Hardware revenue	36,839	42,341	112,300	124,714
Bitcoin revenue	2,428,608	2,423,584	7,771,475	6,978,219
Revenue from other sources:
Subscription and services-based revenue (i)	543,274	415,443	1,537,401	1,133,156
Total net revenue	$5,975,801	$5,617,493	$18,088,492	$16,142,581

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans, revenue generated from consumer receivables originated through our buy now, pay later ("BNPL") platform, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services, Inc. ("Square Financial Services").

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of September 30, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$33,760	$42	$(30)	$33,772
Corporate bonds	136,975	501	(12)	137,464
Commercial paper	598	—	—	598
Municipal securities	92	—	—	92
Certificates of deposit	738	—	—	738
U.S. government securities	331,708	707	(93)	332,322
Total	$503,871	$1,250	$(135)	$504,986

Long-term debt securities:
U.S. agency securities	$39,017	$22	$(5)	$39,034
Corporate bonds	185,156	1,691	(62)	186,785
Municipal securities	3,462	65	(128)	3,399
Certificates of deposit	515	—	—	515
U.S. government securities	199,235	3,212	(4)	202,443
Total	$427,385	$4,990	$(199)	$432,176

The Company's short-term and long-term investments as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$68,778	$—	$(1,263)	$67,515
Corporate bonds	216,864	96	(1,733)	215,227
Commercial paper	15,159	—	—	15,159
Municipal securities	9,396	—	(231)	9,165
Certificates of deposit	3,856	—	—	3,856
U.S. government securities	544,145	210	(4,357)	539,998
Foreign government securities	1,000	—	(19)	981
Total	$859,198	$306	$(7,603)	$851,901

Long-term debt securities:
Corporate bonds	$94,564	$809	$(45)	$95,328
Municipal securities	2,495	55	(138)	2,412
U.S. government securities	152,549	875	(37)	153,387
Total	$249,608	$1,739	$(220)	$251,127

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	September 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$5,000	$—	$3,970	$(30)	$8,970	$(30)
Corporate bonds	10,420	(3)	4,620	(9)	15,040	(12)
U.S. government securities	25,139	(7)	39,912	(86)	65,051	(93)
Total	$40,559	$(10)	$48,502	$(125)	$89,061	$(135)

Long-term debt securities:
U.S. agency securities	$13,995	$(5)	$—	$—	$13,995	$(5)
Corporate bonds	25,116	(62)	—	—	25,116	(62)
Municipal securities	1,460	(30)	388	(98)	1,848	(128)
U.S. government securities	4,618	(4)	—	—	4,618	(4)
Total	$45,189	$(101)	$388	$(98)	$45,577	$(199)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$9,770	$(10)	$57,745	$(1,253)	$67,515	$(1,263)
Corporate bonds	61,054	(60)	110,706	(1,673)	171,760	(1,733)
Municipal securities	—	—	9,165	(231)	9,165	(231)
U.S. government securities	80,724	(113)	207,183	(4,243)	287,907	(4,356)
Foreign government securities	—	—	981	(19)	981	(19)
Total	$151,548	$(183)	$385,780	$(7,419)	$537,328	$(7,602)

Long-term debt securities:
Corporate bonds	$11,819	$(31)	$2,274	$(14)	$14,093	$(45)
Municipal securities	976	(24)	383	(112)	1,359	(136)
U.S. government securities	28,474	(37)	—	—	28,474	(37)
Total	$41,269	$(92)	$2,657	$(126)	$43,926	$(218)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$503,871	$504,986
Due in one to five years	427,385	432,176
Total	$931,256	$937,162

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2024	December 31, 2023
Cash	$3,028,494	$2,137,634
Cash equivalents:
Money market funds	4,645	4,042
Reverse repurchase agreement (i)	900,646	1,028,754
Total customer funds	$3,933,785	$3,170,430

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

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company measures its cash equivalents, customer funds, short-term and long-term marketable debt securities, marketable equity investments, and bitcoin investment at fair value. The Company classifies these investments within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Company measures its safeguarding obligation liability related to bitcoin held for other parties at the fair value of the bitcoin that the Company holds for other parties and classifies the liability within Level 2 because the Company uses observable market prices of the underlying bitcoin as an input for the valuation. The Company also classifies its safeguarding asset related to bitcoin held for other parties within Level 2, unless the asset's carrying amount is adjusted to reflect any actual or potential safeguarding loss events, in which case it would be classified within Level 3. The Company was not aware of any actual or possible safeguarding loss events as of September 30, 2024 or December 31, 2023.

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,204,695	$—	$—	$960,705	$—	$—
U.S. government securities	148,331	—	—	29,788	—	—
Commercial paper	—	496	—	—	4,993	—
Corporate bonds	—	—	—	—	699	—
Restricted cash:
Money market funds	197,075	—	—	291,374	—	—
Customer funds:
Money market funds	4,645	—	—	4,042	—	—
Reverse repurchase agreement	900,646	—	—	1,028,754	—	—
Short-term debt securities:
U.S. government securities	332,322	—	—	539,998	—	—
Corporate bonds	—	137,464	—	—	215,227	—
U.S. agency securities	—	33,772	—	—	67,515	—
Certificates of deposit	—	738	—	—	3,856	—
Commercial paper	—	598	—	—	15,159	—
Municipal securities	—	92	—	—	9,165	—
Foreign government securities	—	—	—	—	981	—
Long-term debt securities:
U.S. government securities	202,443	—	—	153,387	—	—
Corporate bonds	—	186,785	—	—	95,328	—
U.S. agency securities	—	39,034	—	—	—	—
Certificates of deposit	—	515	—	—	—	—
Municipal securities	—	3,399	—	—	2,412	—
Other:
Investment in marketable equity securities	1,527	—	—	8,267	—	—
Bitcoin investment (i)	529,581	—	—	339,898	—	—
Safeguarding asset related to bitcoin held for other parties	—	1,412,948	—	—	1,038,585	—
Safeguarding obligation liability related to bitcoin held for other parties	—	(1,412,948)	—	—	(1,038,585)	—
Total assets (liabilities) measured at fair value	$3,521,265	$402,893	$—	$3,356,213	$415,335	$—
(i) The Company holds an immaterial amount of bitcoin for operating purposes and, given the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the fair value approximates carrying value. Refer to Note 11, Bitcoin for more details.

The carrying amounts of certain financial instruments, including settlements receivable, consumer receivables, accounts payable, customers payable, accrued expenses, and settlements payable, approximate their fair values due to their short-term nature. The carrying amounts of the Company's warehouse funding facilities approximate their fair values.

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$995,309	$965,320	$993,208	$938,105
2031 Senior Notes	990,617	904,869	989,567	879,913
2032 Senior Notes	1,974,377	2,058,228	—	—
2025 Convertible Notes	998,727	977,824	996,437	979,776
2026 Convertible Notes	572,293	528,988	571,014	501,910
2027 Convertible Notes	570,866	493,086	569,865	468,475
Total	$6,102,189	$5,928,315	$4,120,091	$3,768,179

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$1,008,312	$1,012,996	$775,424	$783,464
Loans held for investment	260,718	272,530	247,631	258,684
Total	$1,269,030	$1,285,526	$1,023,055	$1,042,148

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2024 and September 30, 2023, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2024, the amortized cost of Pass rated consumer receivables was $2.2 billion and the amount of Classified consumer receivables was $103.1 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	September 30, 2024	December 31, 2023
Non-delinquent loans	$1,799,902	$2,074,532
1 - 60 days past due	356,478	453,412
61 - 90 days past due	29,305	26,798
90+ days past due	73,826	75,227
Total amortized cost	$2,259,511	$2,629,969

The amount listed as 1 - 60 days past due in the above table includes $270.9 million and $365.4 million of cash in transit as of September 30, 2024 and December 31, 2023, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three and nine months ended September 30, 2024 and September 30, 2023 were immaterial.

The following table summarizes activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for credit losses, beginning of the period	$176,511	$153,772	$185,275	$151,290
Provision for credit losses	69,970	60,365	194,117	172,549
Charge-offs and other adjustments	(82,058)	(63,143)	(214,766)	(172,982)
Foreign exchange effect	4,204	(680)	4,001	(543)
Allowance for credit losses, end of the period	$168,627	$150,314	$168,627	$150,314

NOTE 7 - CUSTOMER LOANS

Loans Held for Investment

The Company originates loans in the U.S. through its wholly-owned subsidiary, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of September 30, 2024 and December 31, 2023, the Company held $260.7 million and $247.6 million, respectively, as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheets. Refer to Note 9, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses, amount of charge offs recorded, and amount of recoveries as of September 30, 2024 and December 31, 2023 were immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of September 30, 2024 and December 31, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2024 and December 31, 2023, the amortized cost of Pass rated loans was $275.2 million and $261.4 million, respectively, and the amount of Classified loans was immaterial for both periods.

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

The following table presents the Company’s loans held for sale aggregated by category (in thousands):

	September 30, 2024	December 31, 2023
Consumer	$549,823	$274,630
Commercial	417,317	478,128
Other	41,172	22,666
Total	$1,008,312	$775,424

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at September 30, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$402,500	$(255,427)	$147,073
Customer assets	15 years	1,487,917	(325,512)	1,162,405
Trade names	9 years	430,565	(137,697)	292,868
Other	9 years	13,299	(7,709)	5,590
Total		$2,334,281	$(726,345)	$1,607,936

	Balance at December 31, 2023
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$393,511	$(201,409)	$192,102
Customer assets	14 years	1,473,970	(237,316)	1,236,654
Trade names	9 years	428,944	(102,774)	326,170
Other	9 years	13,299	(6,704)	6,595
Total		$2,309,724	$(548,203)	$1,761,521

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Acquired intangible assets, net, beginning of the period	$1,629,183	$1,878,238	$1,761,521	$2,014,034
Acquisitions	7,536	—	7,536	—
Amortization expense	(53,207)	(74,845)	(172,918)	(185,697)
Foreign currency translation and other adjustments	24,424	(24,442)	11,797	(49,386)
Acquired intangible assets, net, end of the period	$1,607,936	$1,778,951	$1,607,936	$1,778,951

The estimated future amortization expense of intangible assets as of September 30, 2024 was as follows (in thousands):

Remainder of 2024	$54,049
2025	211,160
2026	197,093
2027	149,669
2028	145,443
Thereafter	850,522
Total	$1,607,936

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	September 30, 2024	December 31, 2023
Restricted cash (i)	$630,933	$770,380
Processing costs receivable	467,208	365,153
Loans held for investment, net of allowance for loan losses (ii)	260,718	247,631
Accounts receivable, net	148,880	134,824
Inventory, net	118,148	110,097
Prepaid expenses	107,029	100,770
Short term deposits (iii)	57,208	397,630
Other	225,578	227,003
Total	$2,015,702	$2,353,488

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

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses	$574,327	$538,812
Customer deposits	240,715	167,028
Accounts payable	94,154	142,554
Accrued transaction losses (i)	58,961	54,042
Accrued royalties	56,967	62,140
Operating lease liabilities, current	53,529	53,721
Other	255,192	316,372
Total	$1,333,845	$1,334,669

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accrued transaction losses, beginning of the period	$81,309	$62,758	$54,042	$64,539
Provision for transaction losses	5,617	29,798	86,167	79,000
Charge-offs to accrued transaction losses	(27,965)	(20,929)	(81,248)	(71,912)
Accrued transaction losses, end of the period	$58,961	$71,627	$58,961	$71,627

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions, disputes, and negative balances, that are uncertain in nature. The Company recorded $87.7 million and $219.4 million for the three and nine months ended September 30, 2024, respectively, for such losses. The Company recorded $111.1 million and $337.3 million for the three and nine months ended September 30, 2023, respectively, for such losses.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2024	December 31, 2023
Bitcoin investment (i)	$529,581	$339,898
Investments in long-term debt securities	432,176	251,127
Property and equipment, net	323,310	296,056
Operating lease right-of-use assets	226,204	244,701
Investment in non-marketable equity securities (ii)	211,565	205,268
Restricted cash	69,915	71,812
Other	131,728	122,508
Total	$1,924,479	$1,531,370

(i) Refer to Note 11, Bitcoin for further details.

(ii) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations. Unrealized gains and losses were immaterial during the three and nine months ended September 30, 2024 and 2023.

The following table summarizes the total carrying value of the Company's non-marketable equity securities measured using the measurement alternative, including our cumulative unrealized upward and downward adjustments made to the initial cost basis of the securities (in thousands):

	September 30, 2024	December 31, 2023
Initial cost basis	$97,076	$92,788
Upward adjustments	119,276	115,187
Downward adjustments (including impairment)	(4,787)	(2,707)
Total carrying value	$211,565	$205,268

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liabilities, non-current	$287,712	$289,788
Deferred tax liabilities	40,928	35,695
Other	146,447	154,972
Total	$475,087	$480,455

NOTE 11 - BITCOIN

A) Company Owned Bitcoin

The Company holds bitcoin for long-term investment purposes ("bitcoin investment") and also holds bitcoin for the facilitation of customer sales and purchases of bitcoin on Cash App ("bitcoin for operating purposes"). The Company accounts for its bitcoin as an indefinite-lived intangible asset in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other and has ownership of and control over its bitcoin.

The Company early adopted ASU No. 2023-08 in the fourth quarter of 2023 using a modified retrospective approach. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies for further details.

The Company's bitcoin investment, which is included within “Other non-current assets” on the condensed consolidated balance sheets, is remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income through “Other expense (income), net” in the Company’s condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the Company held approximately 8,363 and 8,038 bitcoins for investment purposes with a cost basis of $241.1 million and $220.0 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment in the period (in thousands, except amount of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2023	8,038	$339,898
Remeasurement gain	—	233,404
Balance at March 31, 2024	8,038	$573,302
Additions	173	11,398
Remeasurement loss	—	(70,116)
Balance at June 30, 2024	8,211	$514,584
Additions	152	9,709
Remeasurement gain	—	5,288
Balance at September 30, 2024	8,363	$529,581

	Amount of bitcoin	Value
Balance at December 31, 2022	8,038	$102,303
Cumulative effect of adoption of ASU 2023-08	—	30,511
Remeasurement gain	—	96,088
Balance at March 31, 2023	8,038	$228,902
Remeasurement gain	—	16,014
Balance at June 30, 2023	8,038	$244,916
Remeasurement loss	—	(28,174)
Balance at September 30, 2023	8,038	$216,742

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of September 30, 2024 and December 31, 2023, the Company held approximately 245 and 384 bitcoins, respectively, for operating purposes with a fair value of $14.9 million and $16.7 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets."

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. As of September 30, 2024 and December 31, 2023, an immaterial amount of the bitcoin was held by a third-party custodian on the Company's behalf.

The Company records a bitcoin safeguarding obligation liability and a corresponding bitcoin safeguarding asset based on the fair value of the bitcoin held for other parties at each reporting date in accordance with Staff Accounting Bulletin No. 121 ("SAB 121"). The Company was not aware of any actual or possible safeguarding loss events as of September 30, 2024 or December 31, 2023, and accordingly, the bitcoin safeguarding obligation liability and the associated bitcoin safeguarding asset were recorded at the same value.

The following table summarizes the Company’s bitcoin held for other parties (in thousands, except number of bitcoin):

	September 30, 2024	December 31, 2023
Total approximate number of bitcoin held for other parties	22,312	24,570

Safeguarding obligation liability related to bitcoin held for other parties	$1,412,948	$1,038,585
Safeguarding asset related to bitcoin held for other parties	$1,412,948	$1,038,585

NOTE 12 - INDEBTEDNESS

A) Notes

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The following table summarizes the Company's Notes as of September 30, 2024 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(4,691)	$995,309
2031 Senior Notes	1,000,000	(9,383)	990,617
2032 Senior Notes	2,000,000	(25,623)	1,974,377
2025 Convertible Notes (i)	1,000,000	(1,273)	998,727
2026 Convertible Notes	575,000	(2,707)	572,293
2027 Convertible Notes	575,000	(4,134)	570,866
Total	$6,150,000	$(47,811)	$6,102,189

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The following table summarizes the Company's Notes as of December 31, 2023 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(6,792)	$993,208
2031 Senior Notes	1,000,000	(10,433)	989,567
2025 Convertible Notes	1,000,000	(3,563)	996,437
2026 Convertible Notes	575,000	(3,986)	571,014
2027 Convertible Notes	575,000	(5,135)	569,865
Total	$4,150,000	$(29,909)	$4,120,091

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$48,822	$16,291	$99,550	$49,223
Amortization of debt issuance costs	3,232	2,587	8,717	7,947
Total	$52,054	$18,878	$108,267	$57,170

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the nine months ended September 30, 2024. As of September 30, 2024, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year.

The circumstances to allow the holders to convert their 2025 Convertible Notes were not met during the nine months ended September 30, 2024. As of September 30, 2024, certain holders of the 2025 Convertible Notes converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of September 30, 2024, the if-converted value did not exceed the outstanding principal amount of the 2025 Convertible Notes.

B) Revolving Credit Facility & Other

In May 2020, the Company entered into a revolving credit agreement (as amended, the “Credit Agreement”) with certain lenders, which provides for a $775.0 million senior unsecured revolving credit facility maturing on June 9, 2028. The Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement, plus undrawn available commitments under the Credit Agreement) of at least $250.0 million, tested on the last day of each fiscal quarter. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Credit Agreement. To date, no funds have been drawn and no letters of credit have been issued under the Credit Agreement. As of September 30, 2024, $775.0 million remained available for draw subject to compliance with our covenants. The Company incurred immaterial unused commitment fees during the three and nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

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

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. These lines of credit were immaterial in the aggregate and there were no outstanding balances as of September 30, 2024 and December 31, 2023.

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

These Warehouse Facilities have maturity dates through September 2027. As of September 30, 2024, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.5 billion on a revolving basis, of which $965.8 million was drawn and $517.8 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of September 30, 2024. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $16.4 million and $52.3 million for the three and nine months ended September 30, 2024, respectively, and $16.0 million and $44.4 million for the three and nine months ended September 30, 2023, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

September 30, 2024
2025 (i)	$138,136
2026	649,841
2027	177,788
Total	$965,765

(i) Future scheduled principal payments in 2025 are disclosed as warehouse funding facilities, current within total current liabilities on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $43.0 million and $137.5 million for the three and nine months ended September 30, 2024, respectively, compared to an income tax expense of $81.1 million and $51.9 million for the three and nine months ended September 30, 2023, respectively. The difference between income before income tax at the U.S. federal statutory rate and the income tax expense recorded for the three and nine months ended September 30, 2024 is primarily due to a change in the valuation allowance in the U.S. related to the utilization of tax loss carryovers and tax credits, stock based compensation tax deductions for the nine months ended September 30, 2024, and the tax rate differential on the earnings and losses of certain tax jurisdictions.

The difference between the income tax expense for the three and nine months ended September 30, 2024, and the income tax expense for the three and nine months ended September 30, 2023 primarily relates to a change in the mix of income by jurisdiction. In addition, for the three and nine months ended September 30, 2023, certain U.S. domiciled Afterpay entities (collectively "Afterpay U.S.") were included in the annual effective tax rate and had a current year loss, which generated a partial tax benefit due to the deferred tax liabilities available to recognize those losses. On October 31, 2023, Afterpay U.S. was integrated into Block, Inc.’s U.S. federal consolidated filing group. As the Afterpay U.S. integration was a one-time event, there is no corresponding benefit for the three and nine months ended September 30, 2024.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and nine months ended September 30, 2024 and September 30, 2023 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

As of September 30, 2024, the Company retained a full valuation allowance on its net deferred tax assets in certain jurisdictions. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In October 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On July 25, 2024, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $3 billion of the Company’s Class A common stock. During the nine months ended September 30, 2024, the Company repurchased 14.6 million shares of its Class A common stock for an aggregate amount of $987.2 million. As of September 30, 2024, $2.9 billion remained available and authorized for repurchases under this share repurchase program.

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

Stock Plans

The 2015 Equity Incentive Plan ("2015 Plan") provides that the number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. As of September 30, 2024, there were 140.0 million shares available for future issuance under our 2015 Plan.

A summary of stock option activity for the nine months ended September 30, 2024 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	4,991	$47.64	3.80	$195,760
Granted	578	74.03
Exercised	(1,802)	18.09
Forfeited	(136)	78.31
Expired	(96)	142.49
Outstanding, end of the period	3,535	$63.27	4.11	$64,575

Exercisable, end of the period	2,701	$57.89	3.08	$63,593

Restricted Stock Activity

Activity related to RSUs during the nine months ended September 30, 2024 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	40,099	$74.76
Granted	19,006	71.12
Vested	(12,242)	80.28
Forfeited	(7,600)	74.90
Unvested, end of the period	39,263	$71.25

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$180	$143	$534	$427
Product development	228,300	245,244	679,584	666,512
Sales and marketing	34,891	35,703	98,435	97,858
General and administrative	60,684	64,600	177,038	179,732
Total	$324,055	$345,690	$955,591	$944,529

The Company capitalized $12.4 million and $29.5 million of share-based compensation expense related to software costs during the three and nine months ended September 30, 2024, respectively, compared to $9.4 million and $22.5 million during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there was $2.7 billion of total unrecognized compensation cost related to outstanding stock options and RSUs that are expected to be recognized over a weighted-average period of three years.

NOTE 15 - NET INCOME PER SHARE

The Company computes net income (loss) per share attributable to our common stockholders using the two-class method required for multiple classes of common stock and participating securities. The holders of our Class A and Class B common stock (together, "common stock") have identical liquidation and dividend rights but different voting rights. Accordingly, we present net income (loss) per share for Class A and Class B common stock together.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$281,136	$(93,544)	$941,828	$(103,094)
Less: Net loss attributable to noncontrolling interests	(2,618)	(4,806)	(9,199)	(10,630)
Net income (loss) attributable to common stockholders	$283,754	$(88,738)	$951,027	$(92,464)
Denominator:
Basic shares:
Weighted-average shares used to compute basic net income (loss) per share	616,428	611,276	616,830	606,767
Diluted shares:
Stock options, restricted stock, and employee stock purchase plan	4,224	—	6,481	—
Convertible notes	12,108	—	12,108	—
Weighted-average shares used to compute diluted net income (loss) per share	632,760	611,276	635,419	606,767

Basic	$0.46	$(0.15)	$1.54	$(0.15)
Diluted	$0.45	$(0.15)	$1.50	$(0.15)

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options, restricted stock, and employee stock purchase plan	41,498	50,272	39,090	44,909
Convertible notes	—	12,109	—	15,034
Common stock warrants	12,109	23,188	12,109	23,188
Total anti-dilutive securities	53,607	85,569	51,199	83,131

NOTE 16 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of September 30, 2024, the Company had recorded right-of-use assets of $10.5 million and associated lease liabilities of $16.0 million related to this lease arrangement.

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

The Company received Civil Investigative Demands (“CIDs”) from the Consumer Financial Protection Bureau (“CFPB”), as well as subpoenas from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. In December 2023, the CFPB notified the Company, pursuant to the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, that the CFPB’s Office of Enforcement is considering recommending that the CFPB take legal action against the Company related to the topics addressed in its CIDs. The Company promptly responded to the CFPB. In July 2024, the CFPB's Enforcement Division advised the Company that it had obtained authority to either settle this matter or pursue an enforcement action. In August 2024, the CFPB sent the Company a draft consent order and the Company is engaging in conversations with the CFPB to determine if this matter can be settled on acceptable terms. Additionally, in June 2024, the state Attorneys General presented the Company with the results of their investigations. The Company promptly responded and continues to cooperate with the state Attorneys General. The Company is unable to predict the likely outcome of these matters, which may include one or more public orders, and cannot provide any assurance that the CFPB or state Attorneys General will not ultimately take legal action against the Company or that the outcome of these matters will not have a material adverse effect on the Company.

The Company has accrued a liability for an estimated amount in connection with the CFPB CIDs in accordance with ASC 450-20, Contingencies: Loss Contingencies (“ASC 450”). The accrued amount was not material as of September 30, 2024. It is reasonably possible that the Company will incur a loss in excess of amounts currently accrued, and the loss could be material; however, we cannot estimate the amount of reasonably possible loss or range of loss at this time.

The Company is examined by state money transmission license regulators (the “MTL regulators”) and is currently engaged in discussions with several MTL regulators regarding aspects of the Company's compliance program, including those related to its anti-money laundering program. The Company continues to engage in conversations with the MTL regulators to determine if these matters can be settled on acceptable terms. Such settlements may result in one or more public orders. The Company has accrued a liability for an estimated amount in connection with this matter in accordance with ASC 450. The accrued amount was not material to the financial statements as of September 30, 2024. It is reasonably possible that the Company will incur a loss in excess of amounts currently accrued, and the loss could be material; however, we cannot estimate the amount of reasonably possible loss or range of loss at this time.

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

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of Bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. The Company will be required to pay such assessment prior to pursuing litigation on this matter. Should the Company not reach a settlement or prevail in its legal challenge, the Tax Collector may challenge the Company’s gross receipts tax position going forward, including for 2023 and 2024. The Company estimates that it could incur losses associated with taxes, interest, and penalties that range from approximately $0 to $85 million in the aggregate for the fiscal years 2020, 2021, 2022, 2023 and 2024. Additional taxes, interest, and penalties for future periods could be material as well. Given the Company has currently concluded that a loss for this matter is not probable, the Company has not recorded a liability for the exposure related to the dispute with the Tax Collector on San Francisco’s gross receipts tax.

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

As of September 30, 2024, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2024	$17,002
2025	316,425
2026	263,300
2027	315,100
Total	$911,827

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

NOTE 18 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's CODM reviews and assesses performance. Accordingly, the Company has two reportable segments, Square and Cash App. In the fourth quarter of 2023, the financial results of the Company's BNPL platform were fully incorporated into the Cash App segment. Accordingly, the segment results below include the financial results of the BNPL platform solely within the Cash App segment. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL and other emerging ecosystems, are aggregated and presented within a general Corporate and Other category. Square and Cash App are defined as follows:

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included. The following tables present information on the reportable segments revenue and segment gross profit (in thousands):

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$69,995	$1,642,426	$—	$1,712,421	$278,126	$4,658,471	$—	$4,936,597
Subscription and services-based revenue	1,430,970	322,582	44,381	1,797,933	4,181,703	941,417	145,000	5,268,120
Hardware revenue	—	36,729	110	36,839	—	111,377	923	112,300
Bitcoin revenue	2,428,608	—	—	2,428,608	7,771,475	—	—	7,771,475
Segment revenue	$3,929,573	$2,001,737	$44,491	$5,975,801	$12,231,304	$5,711,265	$145,923	$18,088,492
Segment gross profit (ii)	$1,305,943	$932,356	$11,386	$2,249,685	$3,863,414	$2,675,212	$39,012	$6,577,638

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Cash App	Square	Corporate and Other (i)	Total	Cash App	Square	Corporate and Other (i)	Total
Revenue:
Transaction-based revenue	$120,783	$1,537,885	$—	$1,658,668	$389,186	$4,329,841	$—	$4,719,027
Subscription and services-based revenue	1,169,561	273,156	50,183	1,492,900	3,403,849	765,918	150,854	4,320,621
Hardware revenue	—	42,341	—	42,341	—	124,714	—	124,714
Bitcoin revenue	2,423,584	—	—	2,423,584	6,978,219	—	—	6,978,219
Segment revenue	$3,713,928	$1,853,382	$50,183	$5,617,493	$10,771,254	$5,220,473	$150,854	$16,142,581
Segment gross profit (ii)	$1,077,489	$805,338	$15,622	$1,898,449	$3,139,726	$2,300,940	$38,468	$5,479,134

(i) Corporate and Other represents results related to products and services that are not assigned to a specific reportable segment, and intersegment eliminations.

(ii) Segment gross profit for Cash App for the three and nine months ended September 30, 2024 included $13.9 million and $41.3 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Cash App for the three and nine months ended September 30, 2023 included $13.8 million and $42.4 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and nine months ended September 30, 2024 included $1.5 million and $6.2 million of amortization of acquired technology assets expense, respectively. Segment gross profit for Square for the three and nine months ended September 30, 2023 included $2.7 million and $8.0 million of amortization of acquired technology assets expense, respectively. Amortization of acquired technology assets expense included in Corporate and Other was $1.8 million and $5.3 million for the three and nine months ended September 30, 2024, respectively. Amortization of acquired technology assets expense included in Corporate and Other was $1.5 million and $4.4 million for the three and nine months ended September 30, 2023, respectively.

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment gross profit	$2,249,685	$1,898,449	$6,577,638	$5,479,134
Less: Product development	710,983	713,788	2,144,720	2,035,397
Less: Sales and marketing	511,755	479,381	1,463,202	1,512,999
Less: General and administrative	475,855	480,885	1,420,683	1,463,003
Less: Transaction, loan, and consumer receivable losses	192,062	177,338	549,603	485,005
Less: Amortization of customer and other intangible assets	36,021	56,965	120,116	130,917
Less: Interest expense (income), net	13,811	(21,415)	(6,805)	(28,520)
Less: Other expense (income), net	(14,949)	23,912	(193,241)	(68,440)
Income (loss) before applicable income taxes	$324,147	$(12,405)	$1,079,360	$(51,227)

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$5,519,879	$5,227,987	$16,818,047	$15,064,180
International	455,922	389,506	1,270,445	1,078,401
Total	$5,975,801	$5,617,493	$18,088,492	$16,142,581

No individual country from the international markets contributed more than 10% of total revenue for the three and nine months ended September 30, 2024 and September 30, 2023.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	September 30, 2024	December 31, 2023
United States	$7,453,821	$7,570,973
Australia	4,792,453	4,761,535
Other international	1,959,283	1,889,490
Total	$14,205,557	$14,221,998

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow data:
Cash paid for interest	$89,353	$80,120
Cash paid for income taxes	205,697	61,325
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$28,232	$4,381
Purchases of property and equipment in accounts payable and accrued expenses	1,857	2,766

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

We delivered strong growth across our primary ecosystems in the third quarter of 2024, with gross profit of $2.2 billion, up 19% year over year.

Cash App generated gross profit of $1.3 billion in the third quarter of 2024, up 21% year over year. Performance was driven by strength across our financial services products.

Square generated gross profit of $932.4 million in the third quarter of 2024, up 16% year over year, driven by notable strength in our banking products and software and integrated payments.

In the third quarter of 2024, operating income was $323.0 million and Adjusted Operating Income was $443.5 million, compared to an operating loss of $9.9 million and Adjusted Operating Income of $89.7 million in the third quarter of 2023. For the same period, net income attributable to common stockholders was $283.8 million, compared to a net loss attributable to common stockholders of $88.7 million, and Adjusted EBITDA was $807.5 million, compared to $477.5 million. Net income for the third quarter of 2024 and net loss for the third quarter of 2023 included a gain of $5.3 million and loss of $28.2 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

In 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth and pursuing cost efficiencies. In the third quarter of 2024, we continued to make progress on these goals and we expect to continue these efforts through the remainder of the year, including implementing greater expense discipline and reassessing certain contractual vendor arrangements. In November 2023, we announced we would implement an absolute cap of 12,000 on the number of employees we have at our company, which we have achieved, and plan to continue to operate below this cap, through a combination of performance management, centralization of teams and functions to reduce duplication, and prioritization of our scope. We may continue to incur expenses, including restructuring costs, in the short term to implement these initiatives. We continue to realize benefits related to our focus on disciplined growth and cost efficiencies and we expect to continue to benefit from these actions in future periods.

During the second quarter of 2024, we issued an aggregate principal amount of $2.0 billion of senior unsecured notes due 2032 ("2032 Senior Notes"). We ended the third quarter of 2024 with $10.7 billion in available liquidity, with $9.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents an increase of $3.0 billion from the end of 2023.

In October 2023, our board of directors authorized the repurchase of up to $1 billion of our Class A common stock. On July 25, 2024, our board of directors authorized an increase to this share repurchase program to repurchase up to an additional $3 billion of our Class A common stock, for a total overall authorization of $4 billion. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of September 30, 2024, we have repurchased $1.1 billion of our Class A common stock under the program, of which $345.6 million was purchased in the third quarter of 2024.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Transaction-based revenue	$1,712,421	$1,658,668	$53,753	3%	$4,936,597	$4,719,027	$217,570	5%
Subscription and services-based revenue	1,797,933	1,492,900	305,033	20%	5,268,120	4,320,621	947,499	22%
Hardware revenue	36,839	42,341	(5,502)	NM (i)	112,300	124,714	(12,414)	NM (i)
Bitcoin revenue	2,428,608	2,423,584	5,024	NM (i)	7,771,475	6,978,219	793,256	11%
Total net revenue	$5,975,801	$5,617,493	$358,308	6%	$18,088,492	$16,142,581	$1,945,911	12%
(i) Not meaningful ("NM")
Total net revenue for the three and nine months ended September 30, 2024 increased by $358.3 million, or 6%, and $1.9 billion, or 12%, compared to the three and nine months ended September 30, 2023, respectively. Bitcoin revenue increased by $5.0 million and $793.3 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively. Excluding bitcoin revenue, total net revenue increased by $353.3 million, or 11%, and $1.2 billion, or 13%, in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively.

Transaction-based revenue for the three and nine months ended September 30, 2024 increased by $53.8 million, or 3%, and $217.6 million, or 5%, compared to the three and nine months ended September 30, 2023, respectively, driven primarily by growth in Gross Payment Volume ("GPV"), which grew by 4% and 5% in the same periods. The growth in Square GPV was driven by improvements in both card-present and card-not-present volumes including strength in online channels. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the three and nine months ended September 30, 2024 increased by $305.0 million, or 20%, and $947.5 million, or 22%, compared to the three and nine months ended September 30, 2023, respectively. This increase was primarily due to growth in Cash App's financial service-related products, including Cash App Card, BNPL platform, Cash App Borrow, Instant Deposit, and Cash App Pay, as well as revenue from Square banking products. Revenue generated from the BNPL platform was $317.6 million and $895.0 million for the three and nine months ended September 30, 2024, respectively. Revenue generated from the BNPL platform was $257.9 million and $717.1 million for the three and nine months ended September 30, 2023, respectively.

Bitcoin revenue for the three and nine months ended September 30, 2024 increased by $5.0 million and $793.3 million, compared to the three and nine months ended September 30, 2023, respectively. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The increase in the three and nine months ended September 30, 2024 was driven by an increase in the average market price of bitcoin, partially offset by a decrease in the quantity of bitcoin sold to customers, compared to the three and nine months ended September 30, 2023. While bitcoin contributed 41% and 43% of the total revenue for the three and nine months ended September 30, 2024, respectively, gross profit generated from bitcoin was only 3% of the total gross profit for both the three and nine months ended September 30, 2024, compared to 2% and 3% of total gross profit in the three and nine months ended September 30, 2023, respectively.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Transaction-based costs	$1,011,476	$984,658	$26,818	3%	$2,884,696	$2,755,968	$128,728	5%
Subscription and services-based costs	271,286	259,262	12,024	5%	832,755	802,577	30,178	4%
Hardware costs	62,091	78,338	(16,247)	NM (i)	181,185	211,208	(30,023)	NM (i)
Bitcoin costs	2,364,077	2,378,906	(14,829)	NM (i)	7,559,416	6,838,914	720,502	11%
Amortization of acquired technology assets	17,186	17,880	(694)	NM (i)	52,802	54,780	(1,978)	NM (i)
Total cost of revenue	$3,726,116	$3,719,044	$7,072	NM (i)	$11,510,854	$10,663,447	$847,407	8%

(i) Not meaningful ("NM")

Total cost of revenue for the three and nine months ended September 30, 2024 increased by $7.1 million and $847.4 million, compared to the three and nine months ended September 30, 2023, respectively. Bitcoin costs of revenue, which increased by $720.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was the primary driver of the increase in total cost of revenue, with the remaining increase largely related to an increase in Square GPV. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $21.9 million, or 2%, and $126.9 million, or 3%, in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively.

Transaction-based costs for the three and nine months ended September 30, 2024 increased by $26.8 million, or 3%, and $128.7 million, or 5%, compared to the three and nine months ended September 30, 2023, respectively, largely in line with GPV growth of 4% and 5% in the same periods.

Subscription and services-based costs for the three and nine months ended September 30, 2024 increased by $12.0 million, or 5%, and $30.2 million, or 4%, compared to the three and nine months ended September 30, 2023, respectively. The increase in the three and nine months ended September 30, 2024 was driven by growth in Cash App's financial service-related products, including Cash App Card and related processing costs and fees, BNPL platform, and bitcoin withdrawal fees, which was partially offset by favorable terms on such processing costs due to a contract renewal executed during the third quarter of 2023.

Bitcoin costs for the three and nine months ended September 30, 2024 decreased by $14.8 million, or 1%, and increased by $720.5 million, or 11%, compared to the three and nine months ended September 30, 2023, respectively. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Product development	$710,983	$713,788	$(2,805)	NM (i)	$2,144,720	$2,035,397	$109,323	5%
% of total net revenue	12%	13%			12%	13%
% of total gross profit	32%	38%			33%	37%
Sales and marketing	$511,755	$479,381	$32,374	7%	$1,463,202	$1,512,999	$(49,797)	(3)%
% of total net revenue	9%	9%			8%	9%
% of total gross profit	23%	25%			22%	28%
General and administrative	$475,855	$480,885	$(5,030)	NM (i)	$1,420,683	$1,463,003	$(42,320)	(3)%
% of total net revenue	8%	9%			8%	9%
% of total gross profit	21%	25%			22%	27%
Transaction, loan, and consumer receivable losses	$192,062	$177,338	$14,724	8%	$549,603	$485,005	$64,598	13%
% of total net revenue	3%	3%			3%	3%
% of total gross profit	9%	9%			8%	9%
Amortization of customer and other acquired intangible assets	$36,021	$56,965	$(20,944)	(37)%	$120,116	$130,917	$(10,801)	(8)%
% of total net revenue	1%	1%			1%	1%
% of total gross profit	2%	3%			2%	2%
Total operating expenses	$1,926,676	$1,908,357	$18,319	1%	$5,698,324	$5,627,321	$71,003	1%

(i) Not meaningful ("NM")

Product development expenses decreased by $2.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease in personnel costs of $52.4 million arising from cost efficiencies realized from the ongoing efforts to reduce headcount and expenditures. This decrease was partially offset by an increase of $42.7 million in software and cloud computing infrastructure fees for the three months ended September 30, 2024 as a result of increased capacity needs and expansion of our cloud-based services. Product development expenses for the nine months ended September 30, 2024 increased by $109.3 million compared to the nine months ended September 30, 2023, primarily due to an increase of $130.9 million in software and cloud computing infrastructure fees as a result of increased capacity needs and expansion of our cloud-based services. This increase was partially offset by a decrease in personnel costs of $24.0 million for the nine months ended September 30, 2024, arising from cost efficiencies realized from the ongoing efforts to reduce headcount and expenditures.

Sales and marketing expenses increased by $32.4 million, or 7%, and decreased by $49.8 million, or 3%, for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively. The increase in sales and marketing expenses for the three months ended September 30, 2024 was driven by charges related to changes to certain contractual arrangements as well as inventory write-offs. These charges were more than offset for the nine months ended September 30, 2024 by a decrease in marketing and other advertising costs as well as release of estimated chargeback losses of $27.3 million in the first quarter of 2024.

General and administrative expenses for the three and nine months ended September 30, 2024 decreased by $5.0 million and $42.3 million compared to the three and nine months ended September 30, 2023, respectively. The decrease was primarily due to headcount related reductions in personnel costs of $69.4 million and $138.5 million for the three and nine months ended September 30, 2024, respectively, as well as a reduction of facilities expenses of $5.0 million and $17.7 million, respectively, for the same periods. The decrease in expenses for the three and nine months ended September 30, 2024 was partially offset by higher legal expenses and other professional fees. Additionally, during the first quarter of 2024, we recognized a charge of $32.2 million related to adjustments of certain TIDAL acquisition deferred purchase consideration. During the second quarter of 2024, we derecognized $15.1 million of certain indemnification assets related to the TIDAL acquisition that were deemed no longer recoverable.

Transaction, loan, and consumer receivable losses for the three and nine months ended September 30, 2024 increased by $14.7 million, or 8%, and $64.6 million, or 13%, compared to the three and nine months ended September 30, 2023, respectively, primarily due to:

•an increase in loan losses of $57.3 million and $158.5 million for the three and nine months ended September 30, 2024, respectively, primarily due to increased loan volumes; partially offset by

•a decrease in transaction losses of $42.6 million and $93.9 million for the three and nine months ended September 30, 2024, respectively. The decrease in transaction losses is attributable to both an operational outage in the third quarter of 2023, which resulted in higher transaction losses incurred for the three and nine months ended September 30, 2023, as well as a release of previously established risk loss provisions in the second quarter of 2024 related to prior periods.

Amortization of customer and other acquired intangible assets for three and nine months ended September 30, 2024 decreased $20.9 million, or 37%, and $10.8 million, or 8%, compared to the three and nine months ended September 30, 2023, respectively, primarily as a result of revisions of certain intangibles' useful lives in the third quarter of 2023. Refer to Note 8, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense (Income), Net, and Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest expense (income), net	$13,811	$(21,415)	$35,226	(164)%	$(6,805)	$(28,520)	$21,715	(76)%
Other expense (income), net	$(14,949)	$23,912	$(38,861)	(163)%	$(193,241)	$(68,440)	$(124,801)	182%

Interest expense, net, increased by $35.2 million and interest income, net, decreased by $21.7 million for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, respectively, primarily due to an increase in interest expense related to our 2032 Senior Notes issued in the second quarter of 2024, which more than offset an increase in interest income received as a result of higher interest rates and investment balances. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Other income, net, of $14.9 million and $193.2 million for the three and nine months ended September 30, 2024, respectively, was driven by gains of $5.3 million and $168.6 million from the remeasurement of our bitcoin investment in the respective periods as well as accretion of investments in marketable debt securities. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment. Other expense, net, of $23.9 million and other income, net, of $68.4 million for the three and nine months ended September 30, 2023, respectively, was primarily due to a loss of $28.2 million and a gain of $83.9 million, respectively, from the remeasurement of our bitcoin investment in the respective periods, partially offset by unrealized losses on certain marketable and non-marketable investments.

Segment Results

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Segment net revenue	$2,001,737	$1,853,382	$148,355	8%	$5,711,265	$5,220,473	$490,792	9%
Segment cost of revenue	1,069,381	1,048,044	21,337	2%	3,036,053	2,919,533	116,520	4%
Segment gross profit	$932,356	$805,338	$127,018	16%	$2,675,212	$2,300,940	$374,272	16%

Revenue

Revenue for the Square segment for the three and nine months ended September 30, 2024 increased by $148.4 million, or 8%, and $490.8 million, or 9%, compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily due to growth in Square GPV as well as growth in Square Banking products, which primarily include Square Loans, Instant Transfer, and Square Debit Card.

Cost of Revenue

Cost of revenue for the Square segment for the three and nine months ended September 30, 2024 increased by $21.3 million, or 2%, and $116.5 million, or 4%, compared to the three and nine months ended September 30, 2023, respectively. The increase was primarily due to an increase in Square GPV.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Segment net revenue	$3,929,573	$3,713,928	$215,645	6%	$12,231,304	$10,771,254	$1,460,050	14%
Segment cost of revenue	2,623,630	2,636,439	(12,809)	NM (i)	8,367,890	7,631,528	736,362	10%
Segment gross profit	$1,305,943	$1,077,489	$228,454	21%	$3,863,414	$3,139,726	$723,688	23%

(i) Not meaningful ("NM")

Revenue

Revenue for the Cash App segment for the three and nine months ended September 30, 2024 increased by $215.6 million, or 6%, and $1.5 billion, or 14%, compared to the three and nine months ended September 30, 2023, respectively. The increase was due to the Cash App items referenced within the Company's overall revenue discussion. While bitcoin revenue contributed 62% and 64% of Cash App revenue for three and nine months ended September 30, 2024, respectively, gross profit generated from bitcoin was only 5% of Cash App gross profit for the three and nine months ended September 30, 2024.

Excluding $2.4 billion and $7.8 billion in bitcoin revenue for the three and nine months ended September 30, 2024, respectively, Cash App revenue increased by $210.6 million, or 16%, and $666.8 million, or 18%, compared to the three and nine months ended September 30, 2023, respectively.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and nine months ended September 30, 2024 decreased by $12.8 million and increased by $736.4 million, compared to the three and nine months ended September 30, 2023, respectively. The decrease for the three months ended September 30, 2024 was primarily due to a decrease in the quantity of bitcoin sold to customers, partially offset by the items referenced within the Company's overall cost of revenue discussion. The increase for the nine months ended September 30, 2024 was due to the items referenced within the Company's overall cost of revenue discussion. Excluding $2.4 billion and $7.6 billion in bitcoin cost of revenue for the three and nine months ended September 30, 2024, respectively, Cash App cost of revenue increased by approximately $2.0 million, or 1%, and $15.9 million, or 2%, compared to the three and nine months ended September 30, 2023, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross Payment Volume (GPV) (in millions)	$62,492	$60,076	$178,858	$170,205
Adjusted Operating Income (in thousands)	$443,518	$89,749	$1,206,900	$166,222
Adjusted EBITDA (in thousands)	$807,472	$477,488	$2,272,022	$1,230,257
Adjusted Net Income Per Share:
Basic	$0.90	$0.51	$2.73	$1.37
Diluted	$0.88	$0.50	$2.66	$1.33

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

•To aid in comparability of our results across periods, we also exclude certain acquisition-related and integration costs associated with business combinations, various restructuring and other costs, and goodwill impairment charges, each of which are not normal operating expenses. Acquisition-related costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, charges associated with holdback liabilities, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Contingencies, restructuring and other costs that are not reflective of our core business operating expenses may include contingent losses, severance costs, impairment charges, and certain litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (loss)	$323,009	$(9,908)	$879,314	$(148,187)
Amortization of acquired technology assets	17,186	17,880	52,802	54,780
Acquisition-related and integration costs	608	3,391	48,470	6,304
Contingencies, restructuring and other charges	66,694	21,421	99,561	122,408
Restructuring share-based compensation	—	—	6,637	—
Amortization of customer and other acquired intangible assets	36,021	56,965	120,116	130,917
Adjusted Operating Income	$443,518	$89,749	$1,206,900	$166,222

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$283,754	$(88,738)	$951,027	$(92,464)
Net loss attributable to noncontrolling interests	(2,618)	(4,806)	(9,199)	(10,630)
Net income (loss)	281,136	(93,544)	941,828	(103,094)
Share-based compensation expense	324,055	345,690	948,954	944,529
Restructuring share-based compensation expense	—	—	6,637	—
Depreciation and amortization	92,706	115,518	287,249	303,236
Acquisition-related and integration costs	608	3,391	48,470	6,304
Contingencies, restructuring and other charges	66,694	21,421	99,561	122,408
Interest expense (income), net	13,811	(21,415)	(6,805)	(28,520)
Other expense (income), net	(14,949)	23,912	(193,241)	(68,440)
Provision for income taxes	43,011	81,139	137,532	51,867
Loss on disposal of property and equipment	384	1,355	1,784	1,889
Acquired deferred revenue and cost adjustment	16	21	53	78
Adjusted EBITDA	$807,472	$477,488	$2,272,022	$1,230,257

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders	$283,754	$(88,738)	$951,027	$(92,464)
Net loss attributable to noncontrolling interests	(2,618)	(4,806)	(9,199)	(10,630)
Net income (loss)	281,136	(93,544)	941,828	(103,094)
Share-based compensation expense	324,055	345,690	948,954	944,529
Restructuring share-based compensation expense	—	—	6,637	—
Acquisition-related and integration costs	608	3,391	48,470	6,304
Contingencies, restructuring and other charges	66,694	21,421	99,561	122,408
Amortization of intangible assets	53,207	74,845	172,918	185,697
Amortization of debt discount and issuance costs	4,042	2,973	10,545	8,807
Loss on revaluation of equity investments	2,952	583	469	16,838
Bitcoin remeasurement	(5,288)	28,174	(168,576)	(83,928)
Loss on disposal of property and equipment	384	1,355	1,784	1,889
Acquired deferred revenue and cost adjustment	16	21	53	78
Tax effect of non-GAAP net income adjustments	(173,408)	(71,050)	(377,262)	(265,304)
Adjusted Net Income - basic	$554,398	$313,859	$1,685,381	$834,224
Cash interest expense on convertible notes	682	680	2,029	2,874
Adjusted Net Income - diluted	$555,080	$314,539	$1,687,410	$837,098
Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	616,428	611,276	616,830	606,767
Diluted	632,760	628,059	635,419	627,784
Adjusted Net Income Per Share:
Basic	$0.90	$0.51	$2.73	$1.37
Diluted	$0.88	$0.50	$2.66	$1.33

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision (benefit) for income taxes (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes, as reported	$43,011	$81,139	$137,532	$51,867
Tax effect of non-GAAP net income adjustments	173,408	71,050	377,262	265,304
Adjusted provision for income taxes, non-GAAP	$216,419	$152,189	$514,794	$317,171
Non-GAAP effective tax rate	30%	40%	25%	29%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on adjusted pre-tax income and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of September 30, 2024, we had approximately $10.7 billion in available liquidity, with $9.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, which includes net proceeds of approximately $2.0 billion related to the issuance of our 2032 Senior Notes in the second quarter of 2024, as well as an undrawn amount of $775.0 million available under our revolving credit facility subject to compliance with the terms of the credit facility, including our covenants. Additionally, we had $517.8 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including the additional $3 billion related to the share repurchase program. As of September 30, 2024, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$8,299,804	$4,996,465
Short-term restricted cash (i)	630,933	770,380
Long-term restricted cash	69,915	71,812
Investments in short-term debt securities	504,986	851,901
Investments in long-term debt securities	432,176	251,127
Revolving credit facility	775,000	775,000
Total liquidity	$10,712,814	$7,716,685

(i) As of September 30, 2024, the Company has invested $197.1 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of September 30, 2024, we held approximately 8,363 bitcoins for investment purposes ("bitcoin investment") with a fair value of $529.6 million based on observable market prices, which is included within “Other non-current assets” on the condensed consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long-term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through “Other expense (income), net” in the condensed consolidated statements of operations. We purchased approximately 152 and 325 bitcoins with a cost basis of $9.7 million and $21.1 million during the three and nine months ended September 30, 2024, respectively, for investment purposes. We did not sell any of our bitcoin investment during the three and nine months ended September 30, 2024. We recognized gains of $5.3 million and $168.6 million from the remeasurement of our bitcoin investment during the three and nine months ended September 30, 2024, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of September 30, 2024, we held $6.2 billion in aggregate principal amount of debt, comprised of $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), and $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes" and, together with the 2026 Senior Notes and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in June 2028. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.5 billion on a revolving basis, of which $965.8 million was drawn as of September 30, 2024. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

Short-term restricted cash of $630.9 million as of September 30, 2024 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $69.9 million as of September 30, 2024 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Safeguarding Obligation Liability and Safeguarding Asset Related to Bitcoin Held for Other Parties

As detailed in Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the bitcoin held for other parties. As of September 30, 2024, the safeguarding obligation liability related to bitcoin held for other parties was $1.4 billion. We have taken steps to mitigate the potential risk of loss for the bitcoin held for other parties, including holding insurance coverage specifically for certain bitcoin incidents and using secure cold storage to store materially all of the bitcoin held for other parties. Staff Accounting Bulletin No. 121 ("SAB 121") also asks us to consider the legal ownership of the bitcoin held for other parties, including whether the bitcoin held for other parties would be available to satisfy general creditor claims in the event of Block’s bankruptcy. The legal rights of people with respect to crypto-assets held on their behalf by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact dependent. Our contractual arrangements state that our customers and trading partners retain legal ownership of the bitcoin custodied by us on their behalf; they have the right to sell, pledge, or transfer the bitcoin; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. We do not use any of the bitcoin held for other parties as collateral for our loans or any other financing arrangements, nor do we lend or pledge bitcoin held for others to any third parties. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of Block’s bankruptcy, the bitcoin custodied by us should not be deemed to be part of Block's bankruptcy estate. We do not expect potential future cash flows associated with the bitcoin safeguarding obligation liability.

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,693,550	$898,884
Net cash provided by investing activities	973,108	404,968
Net cash provided by (used in) financing activities	1,245,092	(1,040,573)
Effect of foreign exchange rate on cash and cash equivalents	13,600	(28,455)
Net increase in cash, cash equivalents, restricted cash, and customer funds	$3,925,350	$234,824

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, cash provided by operating activities was $1.7 billion, comprised of net income of $941.8 million, adjusted for non-cash expenses of $1.9 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; and depreciation and amortization, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $824.2 million; net outflows from loan products of $467.8 million; and bitcoin remeasurement of $168.6 million. Additionally, there were net inflows related to changes in other assets and liabilities, including settlements receivable and customers payable, of $358.3 million due to the timing of period end.

For the nine months ended September 30, 2023, cash provided by operating activities was $898.9 million, comprised of net loss of $103.1 million, adjusted for non-cash expenses of $1.9 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and losses on revaluation of equity investments, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $357.1 million; net outflows from loan products of $320.9 million; a change in deferred income taxes of $86.6 million; bitcoin remeasurement of $83.9 million; as well as changes in other assets and liabilities, including settlements receivable, customers payable, and settlements payable, of $13.1 million, primarily due to the timing of period end.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, cash provided by investing activities was $973.1 million, primarily due to a net inflow related to consumer receivables of $945.1 million and net proceeds from investments of marketable securities of $192.2 million. These were partially offset by the purchases of property and equipment and other investments of $127.0 million and $37.2 million, respectively.

For the nine months ended September 30, 2023, cash provided by investing activities was $405.0 million, primarily due to a net inflow related to consumer receivables of $412.4 million and net proceeds from investments of marketable securities of $99.3 million. These were partially offset by the purchases of property and equipment and other investments of $99.5 million and $7.3 million, respectively.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, cash provided by financing activities was $1.2 billion primarily due to approximately $2.0 billion of net proceeds related to the issuance of the 2032 Senior Notes in the second quarter of 2024, a change in customer funds of $763.4 million, and proceeds from issuances of common stock upon the exercise of options and purchases under our employee share purchase plan of $88.1 million. These were partially offset by repurchases of common stock of $987.2 million as well as net repayments under Warehouse Facilities borrowings of $647.7 million.

For the nine months ended September 30, 2023, cash used in financing activities was $1.0 billion primarily as a result of the cash payment of $461.8 million to settle the 2023 Convertible Notes in May 2023, net repayments under Warehouse Facilities borrowings of $403.1 million, a change in customer funds of $266.6 million, as well as net outflows for other financing activities of $20.0 million and the repayment and forgiveness of Paycheck Protection Program loans of $16.8 million. These were partially offset by proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $70.4 million and a net increase in interest-bearing deposits of $57.2 million.

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

In addition to our critical accounting estimates previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 related to transaction losses and allowance for credit losses related to consumer receivables, we have identified the determination of valuation allowances for deferred taxes, and the determination of accrual and disclosures for loss contingencies to be critical accounting estimates.

Deferred Tax Valuation Allowance

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the realizability of our deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary and reduce such assets to the amount that is more likely than not to be realized. This evaluation requires significant judgment and involves the consideration of all available positive and negative evidence, including our historical operating results, the existence of cumulative losses in recent years, ongoing prudent and feasible tax planning strategies, and projections of future taxable income. Given our recent results and expected future results in the United States, sufficient positive evidence may exist in a future period to support the conclusion that all or a portion of the valuation allowance will no longer be required. The release would result in the recognition of material federal and state deferred tax assets and a corresponding decrease to income tax expense and the effective tax rate in the period the release is recorded. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence.

Accruals and Disclosures for Loss Contingencies

We are party to various legal proceedings, claims, and regulatory or government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcomes highly uncertain. We will accrue a liability when we believe a loss is probable and the amount can be reasonably estimated. Accounting guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. In reaching our conclusions with respect to accrual of a loss or loss contingency disclosure, we take a holistic view of each matter based on these factors and the information available prior to the issuance of our financial statements. Uncertainty with respect to an individual factor or combination of these factors may impact our decisions related to accrual or disclosure of a loss contingency, including a conclusion that we are unable to establish an estimate of possible loss or a meaningful range of possible loss. We update our disclosures to reflect our most current understanding of the contingencies at the time we issue our financial statements. However, events may arise that were not anticipated and the outcome of a contingency may result in a loss to us that differs materially from our previously estimated liability or range of possible loss.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other expense (income), net” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of September 30, 2024, the fair value of our bitcoin investment included in other non-current assets was $529.6 million, and for the three and nine months ended September 30, 2024, we recognized a $5.3 million and $168.6 million gain, respectively, from the remeasurement of our bitcoin investment.

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

From time to time, we have made and may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long-term. For example, we have recently implemented, and may in the future implement, expense cuts and reduced the size of our workforce to, among other things, align our cost structure with our business and longer term strategies, which may increase expenses in the short term and impact our ability to grow or quickly develop and introduce products. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

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

Our success will depend on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have incorporated and expect to continue to incorporate AI features into our products and technologies and our success will depend in part on our ability to do so in a way that is compelling to our customers and cost-effective. It is difficult to predict all of the risks related to the use of AI because laws, rules, directives, and regulations governing the use of AI are evolving rapidly and our ability to develop or use AI may be adversely affected. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin, subject us to additional risks related to any further developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. We may experience adverse impacts to our business as a result of the downstream effects of the bankruptcies filed by certain cryptocurrency market participants and the actions taken by regulators to address its impact. Enforcement actions by U.S. regulators against major crypto asset platforms and negative publicity associated with crypto asset activities may, among other things, result in a decline in confidence or interest in crypto assets. If the cryptocurrency environment deteriorates, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of Cash App and our results of operations may be adversely impacted. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and information security, and our due diligence process may not identify compliance issues or other liabilities. Moreover, acquired businesses’ technology stacks may add complexity, resource constraints, and legacy technological challenges that make it difficult and time consuming to achieve such adequate controls, processes, and procedures;

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

Volatility in the banking and financial services sectors may impact our bank partnerships and could negatively impact our business. For example, we offer certain FDIC-insured products through our partnerships with banks that are members of the FDIC. We believe our banking programs, including records maintained by us and our bank partners, satisfy all applicable regulatory conditions for each eligible participant's deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event a bank partner fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at a bank partner are not covered by deposit insurance, or if one or more of our bank partners were to fail and enter receivership proceedings under the FDIA, our sellers and customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to or are otherwise in a third-party relationship with our bank partners in connection with these programs, we are subject to certain risk-management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators. Should we or our bank partners be unable to satisfy these standards, we may have to discontinue certain product offerings or discontinue certain third-party relationships, and our business and operations may be materially and adversely affected.

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

The business loans provided by Square Loans are generally unsecured obligations of our sellers, and they are not guaranteed or insured in any way. Adverse changes in macroeconomic conditions or the credit quality of our sellers could cause some sellers who utilize Square Loans to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where our recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third-party investors depend on the repayment of the business loans, if there is an increase in sellers who utilize Square Loans who are unable to repay their business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, if the sellers who utilize Square Loans are unable to repay their loans, the risk of loss in our owned loan portfolio will increase and our business may be adversely affected.

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

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker-dealer, bank partners, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, providing liquidity for Cash App’s feature that permits our customers to buy and sell bitcoin, and providing information and other elements of our services. For example, we rely on a limited number of acquiring processors in some of the jurisdictions in which we offer our services. We are in the process of transitioning one of our acquiring processors, and we frequently review and assess third-party partners that provide services. Adding or transitioning to new acquiring or issuing processors or other third-party providers may significantly disrupt our business or increase our costs. We have also in the past experienced outages with third parties, which have affected our ability to provide services and process payments, including for cards issued under our own brands. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services or renew our agreements with them on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, from time to time, there may be changes in our management team or management structure that may be disruptive to our business. If our management team or management structure, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our plan to continue to cap our employee base at approximately 12,000, and any other future plans to restructure our employee base to improve operational efficiencies and operating costs, may adversely affect our ability to retain or attract highly skilled employees.

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

As of September 30, 2024, we had $1.0 billion outstanding aggregate principal amount of 2025 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, and $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes.

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

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes as required following a fundamental change or to pay cash upon conversion of our Convertible Notes (unless we elect to deliver solely shares of our Class A common stock to settle such conversion) or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture could also lead to a default under our credit agreement, our other outstanding indebtedness, or agreements governing our future indebtedness. Moreover, the occurrence of the fundamental change itself could lead to such a default. Any such default could have a material adverse effect on our business, results of operations, and financial condition. If the payment of our other outstanding indebtedness or future indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or to pay cash upon conversion of the Convertible Notes or at maturity of the Notes.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% (known as "Pillar Two") for large multinational companies starting in 2023. Additionally, under the agreement, new rules have been introduced that will result in the reallocation of certain profits from large multinational companies to market jurisdictions where customers and users are located. On December 12, 2022, the EU Council unanimously agreed to implement Pillar Two, which EU member countries are required to adopt into their respective tax codes by the end of 2023. On July 17, 2023, the OECD published Administrative Guidance regarding certain safe harbor rules that effectively extend certain effective dates to January 1, 2027. Although certain implementation details have yet to be developed, these changes may have adverse tax consequences for us.

On August 16, 2022, the Inflation Reduction Act was enacted in the United States, which introduced, among provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service. Although we do not anticipate the new corporate minimum income tax will currently apply to us, we may be subject to the corporate minimum income tax in the future due to changes in our financial results, business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax. In addition, as announced on August 1, 2024, our board of directors approved an increase to our share repurchase program authorizing the repurchase of up to an additional $3.0 billion of our Class A common stock. The new minimum corporate income tax and 1% excise tax on share repurchases may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, gross receipts, franchise, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, streaming taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total more than $600 in a year for a given seller, which reporting requirement applies to Square and Cash App for Business accounts. However, the IRS has delayed the $600 threshold for 2023 and prior tax years and affected businesses are only required to send out Forms 1099-K to taxpayers who receive over $20,000 and have over 200 transactions in those years. For the 2024 tax year, the IRS has announced plans for a threshold of $5,000 to phase in reporting requirements, which is potentially subject to change until new federal legislation raising the threshold and/or future IRS action is finalized. This new threshold is currently expected to apply to transactions occurring in 2024, subject to any changes implemented by the Internal Revenue Service. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of September 30, 2024, we had a valuation allowance for deferred tax assets in the United States and in certain other countries. Our deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future and adjustments in our valuation allowance may be required. Given our recent results and expected future results in the United States, sufficient positive evidence may exist in a future period to support the conclusion that all or a portion of the valuation allowance will no longer be required. The release of the United States valuation allowance would result in the recognition of material federal and state deferred tax assets and a corresponding decrease to income tax expense and the effective tax rate in the period it is recorded. The timing and amount of any valuation allowance release is unknown because it is dependent on the assessment of all available evidence, including projected future taxable income in each applicable jurisdiction. The recording of any future increases in or release of all or any portion of our valuation allowance could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice ("DOJ") and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans. In addition, certain regulators have imposed and in the future may impose additional requirements on our business as a condition for obtaining or maintaining permits, licenses or rights to conduct our business that restrict our business or our ability to take certain actions. If we fail to comply with the terms of such permits, licenses or other requirements, we could face regulatory or other enforcement actions, penalties or we may not be able to continue operating our business in the same manner.

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

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, following the publication of a short seller report in March 2023, we received inquiries from the SEC and DOJ and we continue to cooperate in such matters. Further, as discussed in Note 17., Commitments and Contingencies, we have received CIDs from the CFPB and have been engaged in discussions regarding certain compliance matters. Regulatory, governmental and other agencies have and may continue to coordinate or share information from time to time, which may result in new or consolidated actions by various agencies against us. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, and standards could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy issues identified by regulators, and expose us to legal risk and potential criminal and civil liability.

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. In the U.K., the Data Protection Act and legislation referred to as the GDPR substantially enact the GDPR into U.K. law and provide for similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). We use similar mechanisms approved by the U.K. Information Commissioner’s Office when transferring personal data from the UK to other jurisdictions. On July 16, 2020, the Court of Justice of the European Union issued a decision that may impose additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. In the U.K., personal data generally may be transferred from the EU to the U.K. without restriction pursuant to an adequacy decision issued by the European Commission under the GDPR and the Law Enforcement Directive, subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the U.K. and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, it would carry broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection regulator published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. The Dutch, French and Italian data protection regulators have adopted similar decisions. Other data protection regulators in the EU increasingly are focused on the use of online tracking tools. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

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

Some of the laws and regulations affecting the internet, mobile commerce, dispute resolution, payment processing, BNPL, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of claims, lawsuits, government or regulatory investigations, subpoenas, inquiries or audits, and other proceedings to which we are subject cannot be predicted with certainty. Regardless of the outcome, such investigations and legal proceedings can have a material and adverse impact on us due to their costs, diversion of our resources, restrictions placed on our business, and other factors. Plaintiffs may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us.

As a licensed money transmitter, we are subject to important obligations and restrictions.

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed money transmitter, we are subject to obligations and restrictions including with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state and federal regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. Our state money transmission license regulators also frequently collaborate on their examinations of our business. We have and continue to work with them on any concerns they raise. In the past, we have been subject to, and may in the future be subject to, fines and other penalties by such regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. Any examinations and investigations by state regulators could result in liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

We are subject to a number of regulatory risks in the BNPL space.

The regulation of BNPL products is evolving, and states or countries have and may continue to pass new or additional regulations or additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards that could adversely impact our BNPL products or the way we operate our BNPL platform. The CFPB has clarified that companies offering certain BNPL products are subject to many of the same regulatory requirements as credit card issuers. Increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by the CFPB or any other regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets.

Our subsidiary Cash App Investing is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds by users of our Cash App through a third-party clearing and carrying broker-dealer, DriveWealth LLC (“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore, Cash App Investing is subject to regulation, examination, and supervision by the SEC, FINRA, and state securities regulators. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

Investors, regulators, customers, employees and other stakeholders continue to focus on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: our customers and communities, global climate action, our people, and corporate governance. We publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to building a diverse workforce and one of our climate goals is to achieve net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. To the extent that our required or voluntary disclosures about ESG matters increase, we could also be criticized or face claims regarding the accuracy, adequacy, or completeness of such disclosures and our reputation could be negatively impacted, or we could face claims regarding our policies and programs. In addition, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. For example, in October 2023, the California Governor signed into law the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California, and the SEC recently adopted rules that will require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. The SEC rules will also require entities to quantify certain effects of severe weather events and other natural conditions in the audited financial statements. While the SEC's rules have been stayed pending judicial review, to the extent they become effective, we expect to expend significant time and resources to comply with the requirements. In addition, a number of jurisdictions outside the United States have adopted ESG rules that apply to us and we will incur costs and expend resources to comply with such applicable ESG rules.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of September 30, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the combined voting power of our common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. Such conversions of Class B common stock to Class A common stock upon transfer will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term. If, for example, our Class B stockholders retain shares of Class B common stock constituting as little as 10% of all outstanding shares of our Class A and Class B common stock combined, they will continue to control a majority of the combined voting power of our outstanding capital stock.

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

The following table summarizes the share repurchase activity for the three months ended September 30, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	3,058	$65.45	3,058	$1,437
August 1, 2024 - August 31, 2024	1,188	$63.14	1,188	$2,926,430
September 1, 2024 - September 30, 2024	1,082	$65.02	1,082	$2,856,009
Total	5,328		5,328
(i) Average price paid per share for open market purchases includes broker commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

No officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended September 30, 2024.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

BLOCK, INC.

Date:	November 7, 2024	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)