Form 10-K
period 2024-12-31
Block, Inc.
filed 2025-02-24
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

(415) 375-3176
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0000001 par value per share	XYZ	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2024 as reported by the New York Stock Exchange on such date was approximately $37.8 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2025, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 559,431 and 60,049, respectively.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.
1 We have adopted a distributed work model and, therefore, have no formal headquarters. This address represents our "principal executive office," which we are required to identify under Securities and Exchange Commission rules.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial and operating performance, our expectations regarding transaction and loan losses, the adequacy of our allowance for loan losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, the expected benefits of our products to our customers and the impact of our products on our business, our expectations regarding product launches, trends in our markets and the continuation of such trends, our expectations related to our plans to cap our employee base, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters, the adequacy of reserves for such matters and the impact of any such matters or settlements thereof on our business, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

PART I
ITEM 1. BUSINESS

Our Business

At Block, Inc. (together with its subsidiaries, "Block" or "we"), we are building an ecosystem dedicated to economic empowerment and unlocking access to the financial system for people around the world. We do this by building the most relevant products and tools for the communities we serve including sellers, consumers, artists, fans and developers. Our brands work together cohesively, often positively reinforcing one another and creating resonant relationships with people who use our products to meet multiple needs across the different aspects of their lives. As we scale, we are focused on investing in building deeper connections between our ecosystems and increasing the resilience of our company.

On December 1, 2021, we changed our corporate name from Square, Inc. to Block, Inc. Block is the name for the company as a corporate entity. Since our start in 2009 with the Square business, we have added Cash App, and relatively nascent businesses with TIDAL and two bitcoin businesses, Bitkey and Proto.

Our two reportable segments are Square, formerly referred to as Seller, and Cash App, which reflects our two primary ecosystems and the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance.

Square Ecosystem

We started Block with the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, an important capability that was previously inaccessible to many businesses. As our company grew, we recognized that sellers need a variety of solutions to thrive and saw how we could apply our strength in technology and innovation to help sellers. We have since expanded Square into a cohesive commerce ecosystem that provides more than 30 distinct products and services to help our sellers start, run, and grow their businesses. We combine software, hardware, and financial services to create products and services that are cohesive, fast, self-serve, and elegant. These attributes differentiate Square in a fragmented industry that traditionally forced sellers to stitch together products and services from multiple vendors, and often rely on inefficient non-digital processes and tools. Our ability to add new sellers efficiently, help them grow their business, and cross-sell our products and services has historically contributed to our long-term growth.

Cash App Ecosystem

Cash App provides an ecosystem of financial products and services to help consumers manage their money. Cash App’s goal is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of financial services focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, buy now, pay later ("BNPL"), borrow or save their money with Cash App. Similar to our Square ecosystem, we believe the aggregation of these products into one app differentiates Cash App from competitors and provides greater utility for customers, allowing Cash App to build retentive relationships with its customers. Over time, with its bank partners, Cash App is aiming to become one of the top providers of banking services to households in the United States that earn up to $150,000 per year.

TIDAL Ecosystem

TIDAL expands our purpose of economic empowerment to artists. TIDAL is a global platform for musicians and their fans that uses unique content, experiences, and features to bring fans closer to artists and to provide artists with tools to succeed as entrepreneurs. TIDAL offers an extensive catalog of more than 162 million songs and 927,000 high-quality videos. TIDAL has a global presence with listeners in more than 60 countries and relationships with more than 300 labels and distributors.

Bitcoin Ecosystem

Our bitcoin ecosystem includes our bitcoin hardware projects, which include Bitkey, a self-custody bitcoin wallet, Proto, a bitcoin mining system, as well as Spiral, an independent team focused on contributing to bitcoin open source work. We believe our bitcoin ecosystem can help address inefficiencies in the current financial system, especially with respect to identity and trust. In the fourth quarter of 2024, we announced our decision to wind down TBD, which was an open developer platform for decentralized finance.

Our Customers

Our Square Sellers

Square sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from sole proprietors to multinational businesses. Square sellers span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, France, and Spain. We believe the diversity of our sellers underscores the accessibility and flexibility of our offerings. We have also increasingly served mid-market sellers, which we define as sellers that generate more than $500,000 in annualized Square Gross Payment Volume (“Square GPV”), due to our ability to offer more flexible and complex solutions than traditional alternatives, as well as a growing product suite. For the years ended December 31, 2024, 2023, and 2022, none of our customers accounted for greater than 5% of Square GPV. We define Square GPV as the total dollar amount of all card and bank payments processed by sellers using Square, net of refunds.

In the year ended December 31, 2024, more than 4 million sellers used the Square ecosystem to make 5.2 billion individual sales transactions totaling $228 billion of Square GPV. These sales transactions originated from more than 800 million payment cards, across more than 300 million buyer profiles.

The charts below show the percentage mix of our Square GPV by seller industry and seller size for the year ended December 31, 2024:

Square GPV by Industry Chart

8%
Home & Repair
12%
Other
33%
Food & Drink
9%
Healthcare
& Fitness
10%
Beauty &
Personal Care
17%
Retail
10%
Professional
Services

Square GPV Mix by Seller Size
17%
20%
24%
28%
30%
37%
39%
40%
42%
27%
28%
28%
28%
30%
29%
29%
29%
28%
57%
52%
48%
44%
40%
34%
33%
32%
30%
Q4 2016
Q4 2017
Q4 2018
Q4 2019
Q4 2020
Q4 2021
Q4 2022
Q4 2023
Q4 2024
>$500k Annualized GPV
$125k - $500k Annualized GPV
<$125k Annualized GPV

Our Cash App Customers

As of December 2024, Cash App had 57 million monthly transacting actives across the United States. In 2024, Cash App was the number one finance app on Google Play and number two finance app on iOS based on downloads in the United States. Cash App has a diverse mix of customers and, in the United States, had monthly transacting actives in each of the 50 states and nearly every county as of December 2024.

In 2024, Cash App transacting actives brought $283 billion in inflows into Cash App. Customers can fund their Cash App accounts with inflows in a variety of ways, including by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service, transferring money from a bank account, depositing mobile checks, adding physical cash at participating retailers, and receiving a recurring paycheck by direct deposit. In the fourth quarter of 2024, our Cash App monthly transacting actives brought in an average of $1,255 of inflows during the quarter. A transacting active is a Cash App account that has at least one financial transaction using any product or service within Cash App during the specified period. Examples of transactions include sending or receiving a peer-to-peer payment, transferring money into or out of Cash App, making a purchase using Cash App Card, earning a dividend on a stock investment, and paying back a loan, among others. Certain of these accounts may share an alias identifier with one or more other transacting active accounts. This could represent, among other things, one customer with multiple accounts or multiple customers sharing one alias identifier (for example, families).

Cash App Annual Inflows
$116B
$179B
$203B
$248B
$283B
2020
2021
2022
2023
2024

Cash App Inflows Per Active
$908
$1,009
$1,048
$1,137
$1,255
Q4 2020
Q4 2021
Q4 2022
Q4 2023
Q4 2024

Cash App Monthly Transacting Actives
7M
15M
24M
36M
44M
51M
56M
57M
Dec 2017
Dec 2018
Dec 2019
Dec 2020
Dec 2021
Dec 2022
Dec 2023
Dec 2024

Our Products and Services

Square Ecosystem

Our Square ecosystem consists of more than 30 distinct software, hardware, and financial services products. Our products are designed to be self-serve and intuitive to make initial setup and new employee training fast and easy, although we also offer full-service setup and support. Our products are also flexible enough to serve the needs of both small, single location and large, complex multi-location sellers. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and finances. We believe the breadth and depth of our products and services provide us unique advantages in best serving the needs of our sellers through a holistic view of their businesses. We supplement these first party capabilities with our open developer platform that enables integrations with third-party applications. We monetize these products through a combination of transaction, subscription, and service fees.

Strategic Priorities

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

Commerce

Square's commerce products help sellers make sales and track orders, inventory, and fulfillment across in-person and online channels, as well as first-party and third-party channels. Most of our Square commerce products have a free tier (without a subscription fee), which we monetize only through transaction fees on card payments. Some commerce products also have premium tiers with additional functionality, which we monetize through subscription fees in addition to transaction fees on payments.

Square Point of Sale is our primary commerce application for sellers, and provides an easy-to-use, customizable point-of-sale solution that adapts across business types and stages. Over the past year, we have modernized and simplified our Point of Sale applications, combining our vertical software solutions into one Square Point of Sale app, which now includes:

•A vertical solution tailored for both quick-service and full-service restaurants. It includes table, order, and course management; a kitchen display system; and revenue and cost reporting.

•A vertical solution tailored for appointment-based businesses that need a point-of-sale application with integrated booking capabilities. Our features include a free online booking site so buyers can easily schedule appointments and select their preferred time, service, and staff member. It is also integrated with Square Assistant, an AI-enabled automated messaging tool designed to respond to buyers efficiently and professionally, saving sellers' time and helping prevent missed appointments.

•A vertical solution tailored for sellers in the retail industry. It includes advanced inventory management, cost of goods sold reporting, purchase orders, vendor management, and barcode scanning.

•A customizable digital invoicing solution with integrated and secure online payment acceptance. This eliminates the need to print and mail statements to customers and wait for checks to arrive. Sellers use Square Invoices for upcoming, recurring, or previously delivered goods and services, such as catering orders, contractor services, lessons, and retail orders. Square Invoices also lets sellers send estimates and collect partial payments for goods and services.

Our commerce products also include:

•Square Online makes it easy to build a website and online store as well as sell on Instagram and Facebook. The online store is mobile responsive, delivering an app-like ordering experience on a buyer’s phone. With integrated support for QR code ordering, sellers can also streamline their in-store operations by posting the QR code and having their buyers order from their own phones. Fulfillment options include pickup, delivery managed by our sellers, and integrations with partner delivery platforms. The system is designed for orders, items, inventory, and customer data to stay in sync when selling both online and in-person.

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

•Risk Manager gives sellers insight into online payment fraud patterns and enables them to set custom rules and alerts to manage risk. Machine-learning algorithms are designed to automatically identify fraud patterns and adapt to fit a seller's operations.

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

Software

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

•Square Loyalty helps sellers keep their buyers coming back. We have found that buyers that enroll in a Square Loyalty program have been more than three times as likely to be repeat customers and spend 50% more on average.

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

Square's staff management products give sellers digital tools to streamline their operations. These tools are designed to seamlessly integrate with other Square products eliminating the latent, time-consuming, and error-prone processes typically used to copy and sync data between disparate systems. We typically monetize these products via software fees.

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

Financial Services

Through our wholly-owned subsidiary bank, Square Financial Services, Inc. (“Square Financial Services”) and with our third-party bank partners, we offer a growing number of banking services that make it easier for sellers to manage cash flow and get faster access to funds.

•Square Lending provides a platform of lending products to qualified Square sellers. Square Loans (formerly Square Capital) facilitates loans to qualified Square sellers through Square Financial Services, which is an industrial loan company (“ILC"). Square Loans eliminates the lengthy (and often unsuccessful) loan application process. We are able to approve sellers for these loans by using our unique data set of the seller’s Square transactions to help facilitate loan underwriting and collections, which mitigates risks. Generally, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are sized to be less than 20% of a seller's expected annual Square GPV and, by simply running their business, sellers historically have repaid their loans within nine months on average. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis, which mitigates our balance sheet and liquidity risk. Since its public launch in May 2014, Square Loans has facilitated more than 3.1 million loans and advances, representing more than $25.8 billion in principal amount loaned or advanced. We launched Square Credit Card in 2023 to provide another lending option to qualified Square sellers.

•Instant Transfer enables sellers to receive funds from their payments instantly or later that same day. Instant Transfer is an important tool for sellers that need faster access to their funds in order to better manage their cash flow or working capital.

•Square Checking provides sellers with an account provided by our bank partner that is eligible for FDIC deposit insurance if certain conditions are met. Square Checking gives sellers instant access to their sales and the ability to immediately use those funds via a debit card (Square Debit Card), withdraw funds from an ATM, or transfer funds via ACH.

•Square Savings is an FDIC-insured, interest earning business savings account at Square Financial Services, with no monthly fees or minimums, designed to make cash flow management easier for sellers. With Square Savings, sellers can easily and automatically put aside a portion of their sales in their savings account while also organizing their money within folders, streamlining the process of saving funds for specific goals and priorities, such as quarterly tax obligations.

Hardware

Square custom-designs hardware that can process all major card payment forms, including magnetic stripe, EMV chip, and NFC (contactless). Sellers are able to accept cards issued by Visa, Mastercard, American Express, Discover, JCB (in Japan), Interac Flash (in Canada), e-Money (in Japan), and eftpos (in Australia). Square hardware can be integrated with additional accessories such as cash drawers, receipt printers, scales, and barcode scanners to provide sellers with a comprehensive point-of-sale solution. Square's hardware portfolio includes the following:

•Square Register is an all-in-one offering that combines our hardware, point-of-sale software, and payments technology. The dedicated hardware consists of two screens: a seller display and a customer display with a built-in card reader that accepts tap, dip, and swipe payments.

•Square Terminal is a portable, all-in-one payments device and receipt printer to replace traditional keypad terminals. It accepts tap, dip, and swipe payments, enabling payments anywhere in the store.

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

Cash App Ecosystem

With Cash App, we are building an ecosystem of financial products and services that helps consumers manage their money by making it more relatable, instantly available, and universally accessible. Cash App is primarily in the United States and has a diverse set of customers across demographics and regions. We use our inflows framework to assess the performance of Cash App across transacting actives, inflows per active, and the monetization rate on inflows.

Strategic Priorities

Cash App sits at the intersection of three traditionally-distinct use cases: financial services, community based transactions (peer-to-peer payments) and commerce. Our approach for Cash App is to combine these three areas together in a unique manner to define a new product category and reinvent banking for our customers. With its bank partners, Cash App aims to become one of the top providers of banking services to households in the United States that earn up to $150,000 per year. To achieve this, we have a three-part strategy: (1) bank our base, (2) move upmarket by serving families, and (3) build the next-generation social bank. The majority of our near term focus and current investments are on Banking our Base, the first part of our strategy, where we see the most direct opportunity to drive meaningful top line growth for Cash App. As part of our strategy we plan to continue to build trust with our customers and enhance our safety, security, and support for current and prospective customers.

•Bank Our Base: Cash App Card is generally customers’ entry point into a deeper banking relationship with Cash App. Beyond Cash App Card, we want to provide other banking services to our customers through our third-party bank partners. Cash App offers a compelling financial services offering to eligible customers that utilize direct deposit on a monthly basis, including an attractive savings rate, free in-network ATM withdrawals, free overdraft coverage up to a certain amount, and priority phone support. We plan to continue launching additional products and features to strengthen our value proposition and also to invest in incentives and marketing to drive awareness and adoption of direct deposit.

•Move Upmarket by Serving Families: Over the last few years, we made Cash App available to individuals aged 13 and older, first starting with Cash App Card and peer to peer transfers and then expanding into additional banking features. We’ve been focused on building trust and safety for teens and their parents by giving parents transparency into their family’s activity, allowing them to set permissions, and offering a robust set of oversight and controls. Through this effort, we’re positioning Cash App for long-term growth by serving families in the near-term and then growing with our teen customer base as they mature, their income grows, and they engage more deeply with the full suite of banking products and financial services that Cash App offers through our third-party bank partners.

•Build the Next-Generation Social Bank: We are continuing to invest in building our social-driven feature set through areas like expanded profile functionality, sharing/recommendations, and exploring new ways for our customer base to transact together through financial services that have historically been disconnected from the community. A big part of this vision is linking Square’s local priority with Cash App. We want to enable more local commerce by connecting our two largest ecosystems, with Cash App customers buying from Square sellers.

Inflows and Outflows

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

Product Categories

Banking Services

Through third-party bank partners, we offer a growing number of banking services that are designed to make it easier for customers to manage cash flow and provide them with fast access to funds.

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

•Direct deposit capabilities, in alliance with our bank partner and system processor, allow customers to receive their recurring paycheck, tax refund, or government disbursement into their Cash App account, which they can then use to send, spend, store, or invest.

•Savings allows customers to hold a separate savings balance at our bank partner, and easily set and track towards financial goals. Customers can add money to Savings using their Cash App balance, a linked debit card, or through Round Ups on purchases with Cash App Card.

•Cash Offers (formerly Boost) is a free and instant rewards program that offers customers discounts at specific businesses (e.g., 10% off a purchase on DoorDash) or at certain business types (e.g., grocery stores). Customers can select the Cash Offers they want to apply to their Cash App Card, and the discount is instantly applied to their Cash App balance for eligible transactions. Some Cash Offers are selected and funded by Cash App, while others are funded by our partners. Costs related to the Cash App rewards program that are funded by Cash App are recognized as reductions to revenue.

•Cash App Borrow: We believe credit is an area within our financial services offerings where we can provide simple, fair, and accessible products that promote financial health. Cash App Borrow, our first credit product for consumers, allows customers to access short-term loans for a small fee. The product offers eligible Cash App customers up to $1,000 at any one time that they can pay back in scheduled installments or as a percentage of what they receive into Cash App. We determine a Cash App customer’s eligibility based on prudent risk management by using our unique data set that includes a customer’s inflows and engagement on Cash App. The average Cash App Borrow loan was repaid in less than four weeks in 2024.

BNPL Platform

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

•Monthly Payment Solution: We also offer the ability for consumers to pay for larger transaction sizes over a six- or twelve-month period using a monthly payment option. The structure of the product includes no late fees and no compounding interest with a cap on total interest owed. Similar to Pay in 4, we pay retail merchants the full order value up front (less a percentage fee) and assume the risk of non-payment from the consumer.

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

•Afterpay Card, Afterpay Plus Card: We offer two in-store cards that allow consumers to pay in 4 for in-person transactions at a merchant’s point of sale. The Afterpay Card allows consumers to shop in-store at Afterpay merchants and is free for the consumer. The Afterpay Plus Card is currently available to select Afterpay consumers in certain regions for a monthly fee and allows them to shop in-store anywhere that Apple Pay or Google Pay is accepted.

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

Cash App Pay

Cash App Pay is a simple, mobile-friendly way for Cash App customers to pay at merchants across online and in-person channels. Cash App Pay allows customers to seamlessly pay with a Cash App account at participating merchants like DoorDash, Lyft, Google Play Store, Temu, and many more, including thousands of Square sellers. For in-person and desktop web transactions customers simply scan a merchant’s QR code at checkout. On mobile devices, customers can click the Cash App Pay button at checkout for a payment process that is fast, elegantly designed, and secure.

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

We have also focused on payments through bitcoin. Given our network scale, we believe Cash App can help bitcoin evolve beyond an asset class and enable transactional utility, which is why we launched our offering in 2018 with the ability to deposit and withdraw bitcoin across the blockchain. We have since added the ability for customers to send bitcoin across the Cash App network to any phone number or $Cashtag, creating an easy-to-use off-chain network for bitcoin payments that settles instantly between transacting actives. We also allow U.S. actives to send and receive bitcoin to/from anyone with a compatible wallet via the Lightning Network. The Lightning Network is a second layer technology applied to the bitcoin blockchain that enables faster transactions with little to no fees.

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

Sales and Marketing

Square Ecosystem

The Square ecosystem has a strong brand affinity among its sellers. Our Net Promoter Score (“NPS”) has averaged 53 over the past four quarters, which is notably higher than the average score for banking providers. Our high NPS means Square sellers recommend our services to others, which we believe strengthens the Square brand and helps drive efficient customer acquisition.

Direct marketing, online and offline, has also been an effective customer acquisition channel. These tactics include online search engine optimization and marketing, online display advertising, direct mail campaigns, direct response television advertising, mobile advertising, and affiliate and seller referral programs.

Our direct sales and account management teams also contribute to the acquisition and support of larger sellers. Historically, our sales team was primarily focused on converting inbound leads from interest generated through other acquisition channels, and in more recent years, we have built out an outbound sales team focused on outreach to new prospective sellers. These outbound sales were traditionally done remotely via telephone. In the fourth quarter of 2024, we began hiring a field sales team to focus exclusively on in-person seller outreach to further increase acquisition of larger sellers.

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

In addition to direct channels, we work with third-party developers and other partners who offer our solutions to their customers. Partners expand our addressable market to sellers with individualized or industry-specific needs. Through the Square App Marketplace, Square partners are able to expand their own addressable market by reaching the millions of sellers using Square. As of December 31, 2024, Square had more than 900 managed partners connected to its platform.

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

Cash App also uses paid marketing, including referrals, advertising spend, partnerships, and social media campaigns, to expand its network, as these programs help reach new customers, enhance its brand, and improve retention among existing customers. Cash App has a dedicated sales team focused on products like BNPL, Monthly Payment Solution, Cash App Pay, and other new and emerging products. This team builds relationships with several of the largest and most well known merchants in the US and relevant international markets for BNPL.

Additionally, we see the launch and advertising of new Cash App features as an important way to attract new customers and engage existing customers. Features such as Cash App Card and Offers rewards, bitcoin buying and selling, investing in stocks and ETFs, Cash App Pay, and a tax preparation service enhance Cash App’s utility for customers and provide reasons for consumers to try Cash App.

Product Development and Technology

We design both our Square and Cash App products and services to be cohesive, fast, self-serve, and elegant, and product development is a cross-functional effort combining individuals from product management, engineering, data science, analytics, design, and product marketing. Our products and services are platform-agnostic with most supporting iOS, Android, and web. We frequently update our software products and have a rapid software release schedule with improvements deployed regularly. Our services are built on a scalable technology platform, and we place a strong emphasis on data analytics and machine learning to maximize the efficacy, efficiency, and scalability of our services.

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

Intellectual Property

We seek to protect our intellectual property rights by relying on a combination of federal, state, and common law rights in the United States and other countries, as well as on contractual measures. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees and contractors, and into confidentiality and non-disclosure agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual measures, we also rely on a combination of trademarks, trade dress, copyrights, registered domain names, trade secrets, and patent rights to help protect our brand and our other intellectual property. Additionally, we regularly contribute software source code under open source and other permissive licenses and have made other technology we developed available under such licenses, and we include open source software in our products.

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

Outside the United States, we provide localized versions of some of our services to customers, including through various foreign subsidiaries. The activities of those non-U.S. entities are, or may be, supervised by regulatory authorities in the jurisdictions in which they operate. For instance, we hold an Australian Financial Services License issued by the Australian Securities and Investments Commission to provide non-cash payments in Australia, and we are licensed as an Electronic Money Institution to provide payments services and electronic money in the United Kingdom by the Financial Conduct Authority and in the European Union by the Central Bank of Ireland.

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

Anti-Money Laundering, Anti-Corruption, and Sanctions

We are subject to anti-money laundering ("AML"), anti-corruption, and economic and trade sanctions laws and regulations in the United States and other jurisdictions in which we operate. The anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit companies from making or offering improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage. Economic and trade sanctions programs that are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and equivalent applicable foreign authorities prohibit or restrict transactions to or from, or dealings with, specified countries, governments, individuals and entities, including narcotics traffickers and terrorists or terrorist organizations. We have implemented compliance programs and controls designed to comply with the laws and regulations to which we are subject.

Bank Regulation

We obtained approval from the Federal Deposit Insurance Corporation ("FDIC") and the Utah Department of Financial Institutions to open an ILC. The opening of Square Financial Services, Inc., our ILC, in March 2021 subjects us to direct state and federal regulatory supervision and requires compliance with applicable banking regulations. Our partnerships with FDIC-insured financial institutions to offer certain banking products to customers also subject us to certain federal banking regulations.

Lending Regulation

Various laws and regulations govern lending in the United States and internationally. In the United States, Square Capital, LLC holds and maintains lending and collections licenses with state regulators to support lending products offered across the United States. Afterpay US Services, LLC holds and maintains lending licenses to support its product offerings. These lending licenses subject us to the supervision and examination authority of state regulators, and our partnerships with FDIC-insured financial institutions to offer certain lending products to customers subjects us to federal regulation and supervision.

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

Our lending services have been and may continue to be subject to regulation by other applicable authorities or jurisdictions, and the laws and regulations applicable to the lending industry in any given jurisdiction are always subject to interpretation and change.

Broker-Dealer Regulation

Our subsidiary, Cash App Investing LLC ("Cash App Investing"), operates as a broker-dealer and is therefore registered with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority ("FINRA"). As a broker-dealer, Cash App Investing is subject to SEC and FINRA rules and regulations concerning matters that include, without limitation, how it markets its services, handles customer assets, keeps records, and reports to the SEC and FINRA. Cash App Investing is also registered in each state where it conducts business, and subject to those states’ securities laws and regulations.

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

Historically, our Cash App ecosystem has experienced improvements in revenue, gross profit, and inflows related to the distribution of government funds as customers have deposited more funds into Cash App during these times, including during the first quarter when U.S. tax refunds are typically distributed. Certain products within Cash App may also experience stronger fourth quarters and weaker first quarters, such as our BNPL platform, which typically generates additional revenue and gross profit during the holiday season. Typical seasonality trends for the Cash App ecosystem are also impacted by bitcoin revenue, which is driven by customer demand and the current market price of bitcoin, and as such, may not be indicative of future performance and skew typical seasonality trends in the Cash App ecosystem.

Human Capital

Our employees are a driving force behind our purpose of economic empowerment. Attracting, developing, and retaining top talent remain a focus in the development of our human capital programs. As of December 31, 2024, we had 11,372 full-time employees worldwide with 2,627 full-time employees outside the US. We also engage temporary employees and consultants as needed to support our operations. In November 2023, we announced we would implement an absolute cap of 12,000 on the number of employees we have at our company. We expect to keep this cap in place until we believe the growth of the business has meaningfully outpaced the growth of our company.

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

A key focus of our human capital management approach is our commitment to promoting inclusion and fairness in our workplace. We consider it a business requirement to build a company that reflects the customers and communities we serve. In 2024, we established company-wide manager expectations, including their responsibility to break down silos and hierarchy, maintain physiological safety and seek divergent perspectives. Across our employee programs, we have embedded policies and practices to ensure that hiring, promotion and compensation decisions are based on merit alone.

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

Corporate Information

Block was incorporated in Delaware in June 2009. In 2020, we adopted a distributed work model and we no longer have a designated headquarters location. Our principal executive office, which we are required to identify under Securities and Exchange Commission ("SEC") rules, is 1955 Broadway, Suite 600 Oakland, CA 94612. Our telephone number is (415) 375-3176. Our website is located at www.block.xyz, and our investor relations website is located at investors.block.xyz. The information contained in, or accessible through, our website (including any referenced reports or documents) is not part of or incorporated into, this Annual Report on Form 10-K.

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

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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
•operating or expanding our business globally;
•risks related to the banking ecosystem, including through Square Financial Services ("Square Financial Services"), our bank partnerships, and FDIC and other regulatory obligations;
•risks related to our loan products such as the availability of capital, repayments, and general macroeconomic conditions; and
•risks related to our majority interest in TIDAL.

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
•any shortage, price increases, tariffs, changes, delay or discontinuation of our key components; and
•the integration of our services and our products with a variety of operating systems.

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
•complex and evolving regulations and oversight related to privacy, data protection, and cybersecurity;
•litigation, including intellectual property claims, government investigations or inquiries, and regulatory matters or disputes;
•obligations and restrictions as a licensed money transmitter;
•regulatory scrutiny or changes in the buy now pay later ("BNPL") space;
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

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue and gross profit growth has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are important to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, has slowed in recent quarters, and may slow or decline in the future. A number of factors have affected and could negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers and that they adopt, changes to our systems, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, changes in the regulatory environment or regulations applicable to us, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

We have generated significant net losses in the past, and we intend to continue to invest in our business. Thus, we may not be able to maintain profitability or our profitability may decline.

We intend to continue to make investments in our business, including with respect to our employee base, sales and marketing, development of new products, services, and features; acquisitions; infrastructure; expansion of international operations, and general administration, including legal, finance, and other compliance expenses related to our business. We also plan to continue to invest in the development of new technologies and initiatives, which may not be successful or may not generate sufficient returns to offset the investment. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting products, services and technologies materially increase in the future, including the fees we pay to third parties to advertise our products and services and compliance costs, our expenses may rise significantly. In addition, increases in our seller base could cause us to incur increased costs because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. Moreover, businesses we acquire may have different profitability than our existing business, which may affect our overall profitability, particularly until we are able to realize expected synergies. For example, prior to our acquisition of Afterpay, it historically generated net losses. If we are unable to generate adequate revenue growth and manage our expenses with respect to acquired businesses or our business as a whole, we may incur significant losses and may not maintain profitability on a consistent basis.

From time to time, we have made and may make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long-term. For example, we have implemented, and may in the future implement, expense cuts and reduced the size of our workforce to, among other things, align our cost structure with our business and longer term strategies, which may increase expenses in the short term and impact our ability to grow or quickly develop and introduce products. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

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

The introduction and promotion of new products and services, as well as the promotion of existing products and services, may be partly dependent on our visibility on third-party advertising platforms, such as Google or Facebook. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brands more expensive or more difficult. If we are unable to market and promote our brands on third-party platforms effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire sellers for Square. Our ability to acquire new sellers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation, regulatory claims, investigations, enforcement actions, settlements or consent orders; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. Even allegations regarding the foregoing may harm our reputation and brands and have an adverse impact on the market price on our Class A common stock. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands and deter customers from adopting our services or our products. In addition, negative statements about us can cause and have caused a decline in the market price of our Class A common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners and influencers or other third parties with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflects poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers or other third parties who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our sellers and customers with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

Rapid and significant technological changes continue to confront the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, cryptocurrencies, tokenization (e.g., replacing sensitive data such as payment card information with symbols (tokens) to keep the data safe), blockchain, and AI, including machine learning.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. For example, we offer Cash App customers access to banking services and products through our bank partners. We compete with established banks, neobanks, and other financial technology companies that provide access to similar offerings, some of which have larger established customer bases or provide customers with a different range of offerings than we do. We also compete in the BNPL market and a number of our competitors have introduced or offer BNPL products. Competitors in the BNPL space have engaged in, and may continue to engage in, aggressive consumer acquisition campaigns, may develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode our existing market share in the BNPL space and may hinder our expansion into new markets. In addition, mergers and acquisitions by, and collaborations between, the companies we compete against may lead to even larger competitors with more resources.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin, subject us to additional risks related to any further developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. We may experience adverse impacts to our business as a result of the downstream effects of the bankruptcies filed by certain cryptocurrency market participants and the actions taken by regulators to address their impact. Enforcement actions by U.S. regulators against major crypto asset platforms and negative publicity associated with crypto asset activities may, among other things, result in a decline in confidence or interest in crypto assets. If the cryptocurrency environment either deteriorates or improves, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. For example, if demand increases sharply, either to buy or to sell, we may not be able to fulfill that demand in a timely manner or at all, which could result in customer frustration or movement to other platforms. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of Cash App, or other bitcoin-related products, and our results of operations may be adversely impacted. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Deterioration in the cryptocurrency markets may also have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies, or our bitcoin operations, may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of bitcoin or the cryptocurrency markets.

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

•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and cybersecurity, and our due diligence process may not identify compliance issues or other liabilities. Moreover, acquired businesses’ technology stacks may add complexity, resource constraints, and legacy technological challenges that make it difficult and time consuming to achieve such adequate controls, processes, and procedures;

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

•there may be risks associated with undetected security weaknesses, cyber-attacks, or security breaches or incidents at companies that we acquire or with which we may combine or partner;

•there may be local and foreign regulations applicable to the international activities of our business and the businesses we acquire; and

•acquisitions could result in dilutive issuances of equity securities or the incurrence of additional debt.

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

•enactment of or increases in tariffs, sanctions, fines, or other trade restrictions;

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

Volatility in the banking and financial services sectors may impact our bank partnerships and could negatively impact our business. For example, we offer access to deposit products that are eligible for FDIC pass-through insurance coverage through our partnerships with banks that are members of the FDIC. To ensure deposits are insured by the FDIC on a pass-through basis, we and our bank partners must meet certain conditions established by the FDIC, such as appropriately maintaining records of customers’ ownership of funds. We believe our banking programs, including records maintained by us and our bank partners, satisfy all applicable regulatory conditions for each eligible participant's deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event a bank partner fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at a bank partner are not covered by deposit insurance, or if one or more of our bank partners were to fail and enter receivership proceedings under the FDIA, our sellers and customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to or are otherwise in a third-party relationship with our bank partners in connection with these programs, we are subject to certain risk-management standards for third-party relationships in accordance with federal bank regulatory guidance and examinations by the federal banking regulators. Should we or our bank partners be unable to satisfy these standards, we may have to discontinue certain product offerings or discontinue certain third-party relationships, and our business and operations may be materially and adversely affected.

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

We intend to continue to explore other products, models, and structures for our product offerings, including with bank partners. Certain of our current product offerings subject us to reporting requirements, bonding requirements, and inspection by applicable federal or state regulatory agencies, and our future product offerings and models and structures for our product offerings may potentially require, or be deemed to require, additional data, procedures, partnerships, licenses, regulatory approvals, or capabilities that we have not yet obtained or developed. Should we terminate any of our relationships with our bank partners, fail to successfully expand and evolve our product offerings, or should our new products, models or structures, or new laws or regulations or interpretations of existing laws or regulations, impose requirements on us that are cumbersome or that we cannot satisfy, our business may be materially and adversely affected.

Our loan products are subject to risks related to availability of capital and general macroeconomic conditions, and increase our exposure to customer defaults.

Revenue generated by our loan products such as Square Loans, as well as Cash App Borrow, and our BNPL products depends on our ability to recoup the loan amount. Loan products are generally unsecured obligations of our borrowers, and they are not guaranteed or insured in any way. Although we rely on technology to assess repayment capability for these loan products, there can be no guarantee that such processes will always accurately predict repayments. Miscalculation of repayment ability or a material increase in repayment failures, whether due to inflation, macroeconomic uncertainty and downturn, market volatility, or otherwise, may adversely affect our business, results of operations, and financial condition. If consumers who have purchased products or services using our BNPL platform do not receive the products or services, they may also cease payment on their outstanding balances or request a refund on previous payments, and our business may be negatively impacted. If a merchant ceases its operations, closes some or all of its locations, or fails to deliver goods or services to our BNPL customers, the merchant may not be able to reimburse us for chargebacks or refunds or may not be able to repay the funds we have advanced to them, all of which could result in higher charge-off rates than anticipated.

Square Loans is our commercial lending program. Adverse changes in macroeconomic conditions or the credit quality of our sellers could cause some sellers who utilize Square Loans to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where our recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third-party investors depend on the repayment of the business loans, if there is an increase in sellers who utilize Square Loans who are unable to repay their business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, if the sellers who utilize Square Loans are unable to repay their loans, the risk of loss in our owned loan portfolio will increase and our business may be adversely affected. Square Financial Services, as the originator of the loans provided by Square Loans in the U.S., is subject to additional risks described elsewhere in this Annual Report on Form 10-K.

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

TIDAL’s business is dependent on the various rights holders. We cannot provide assurances that we or TIDAL will be able to maintain or expand arrangements with partners and other third parties on acceptable terms, if at all. Under TIDAL’s license agreements and relevant statutes, we must pay all required royalties to record labels, music publishers, and other copyright owners in order to stream, distribute, and display content. The determination of the amount and timing of such royalty payments is complex and subject to a number of variables. Failure to accurately pay our royalties may damage our business relationships, our reputation, and adversely affect our business, operating results, and financial condition.

If we fail to successfully operate and grow our TIDAL business, we will not realize the benefits anticipated when we acquired a majority interest in the business, and any such failure could result in adverse effects on our business and financial results.

Operational Risks

We, our sellers, our partners, and others who use our services obtain and process a large amount of sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of sensitive data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, such as AI, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of sensitive data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products and services. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, technological bug, or similar event, that could lead to a compromise of the content of data held by such sellers, including personal data, our reputation may be harmed and we may be subject to significant fines, penalties or judgments. The growing use of AI in our products and services presents additional risks. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, our use of AI may create additional, or increase the risk of, cybersecurity breaches and incidents.

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

More generally, if our privacy, data protection, or cybersecurity measures or those of third-party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investments, or other assets, or other sensitive data on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a cyber-attack, including a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged, and we could face liability and financial losses. If the sensitive data or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations. For example, in April 2022 we announced that we determined that a former employee downloaded certain reports of our subsidiary Cash App Investing in December 2021 that contained some U.S. customer information without permission after the former employee’s employment ended, as disclosed in our Current Report on Form 8-K filed with the SEC on April 4, 2022. We have incurred costs related to our investigation and response to this incident, and we could incur other losses, costs, and liabilities in connection with such incident.

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

While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by such attacks. We cannot be certain that our insurance coverage will be adequate for data handling or cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, premiums, or deductibles could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

Our systems and those of our third-party vendors, including data center facilities, may experience service interruptions, outages, cyber-attacks and security breaches and incidents, human error, earthquakes, hurricanes, floods, pandemics, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, and other malicious software, changes in social, political, or regulatory conditions or in laws and policies, or other changes or events. Our systems and facilities are also subject to break-ins, sabotage, and acts of vandalism. Some of our systems are not fully redundant, and our disaster-recovery planning is not sufficient for all eventualities. In addition, as a provider of payments solutions and other financial services, we are subject to increased scrutiny by regulators that require specific business continuity and disaster recovery plans and more rigorous testing of such plans. This increased scrutiny may be costly and time-consuming and may divert our resources from other business priorities.

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures and disruptions, outages, security incidents, and other events or conditions that interrupt the availability, data integrity, or reduce the speed or functionality of our products and services. These events have resulted and likely will result in loss of revenue. In addition, we may incur significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions, including those associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent, persistent or significant interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Any inappropriate access or theft of bitcoin held by us or any third-party custodian, or the third-party custodian’s failure to maintain effective controls over the custody and other settlement services provided to us, could materially and adversely affect us. Although we have taken steps to mitigate the potential risk of loss for the bitcoin we hold on behalf of ourselves and other parties, including holding insurance coverage specifically for certain bitcoin incidents, we cannot provide assurance that the digital wallets used to store our and other parties’ bitcoin will not be hacked or compromised. The bitcoin and blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches or incidents, hacking, or other malicious activities. Any loss of private keys relating to, or hack or other compromise of, digital wallets used to store our customers’ bitcoin could adversely affect our customers’ ability to access or sell their bitcoin and could harm customer trust in us and our products, require us to expend significant funds for remediation, and expose us to litigation, regulatory enforcement actions, and other potential liability. Additionally, any loss of private keys relating to, or hack or other compromise of, digital wallets used by third parties to store bitcoin or other cryptocurrencies could have negative reputational effects on us and harm customer trust in us and our products and could materially and adversely affect our business, operating results, and financial condition.

Our risk management efforts may not be effective, which could expose us to losses and liability and otherwise harm our business.

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud and illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions can also expose us to governmental and regulatory enforcement actions, which may impair or otherwise limit our ability to operate or provide certain services, products, or features and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at us and our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services or products to new or different cohorts of customers, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, certain Cash App functions are available to customers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

Our business depends on our ability to accept credit and debit cards, and this ability is provided by the payment card networks, including Visa, Mastercard, American Express, and Discover. For a majority of our transactions, we do not directly access the payment card networks that enable our acceptance of payment cards. As a result, we must rely on banks and acquiring processors to process transactions on our behalf. These banks and acquiring processors may fail or refuse to process transactions on our behalf, may breach their agreements with us, may take actions that degrade the functionality of our services, impose additional costs or requirements on us, or give preferential treatment to competitive services, including their own services. We have in the past and may in the future terminate or change the scope of our relationships with these banks and acquiring processors. If we are unsuccessful in establishing, renegotiating, or maintaining mutually beneficial relationships with these payment card networks, banks, and acquiring processors, our business may be harmed.

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

We are required to pay interchange and assessment fees, processing fees, and bank settlement fees to third-party payment processors, payment networks, and financial institutions. From time to time, payment card networks have increased, and may in the future increase, the interchange fees and assessments that they charge for each transaction processed using their networks. In some cases, we have negotiated favorable pricing with acquiring processors and networks that are contingent on certain business commitments and other conditions. If we fail to meet such conditions, the fees we are charged will rise, and we may be required to pay back some or all of the favorable pricing benefits. Moreover, our acquiring processors and payment card networks may refuse to renew our agreements with them on terms that are favorable, commercially reasonable, or at all. Interchange fees or assessments are also subject to change from time to time due to government regulation. Any increase or decrease in interchange fees or assessments or in the fees we pay to our third-party payment processors, payment networks, or financial institutions could increase our costs, make our pricing less competitive, lead us to change our pricing model, or adversely affect our margins, all of which could materially harm our business and financial results.

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

We rely on third parties and their systems for a variety of services, including the processing of transaction data and settlement of funds to us and our customers, and these third parties’ failure to perform these services adequately or refusal to continue their relationship with us could materially and adversely affect our business.

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker-dealer, bank partners, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, providing liquidity for Cash App’s feature that permits our customers to buy and sell bitcoin, and providing information and other elements of our services. For example, we rely on a limited number of acquiring processors in some of the jurisdictions in which we offer our services. We frequently review and assess third-party partners that provide services. Adding or transitioning to new acquiring or issuing processors, bank partners, or other third-party providers may significantly disrupt our business or increase our costs. We have also in the past experienced outages with third parties, which have affected our ability to provide services and process payments, including for cards issued under our own brands. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services or renew our agreements with them on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, we have made and may in the future make changes in our management team or management structure that may be disruptive to our business. If our management team or management structure, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our plan to continue to cap our employee base at approximately 12,000, changes in our organizational structure, and any other future plans to restructure our employee base to improve operational efficiencies and operating costs, may adversely impact employee morale, and adversely affect our ability to retain or attract highly skilled employees.

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

Some of our hardware devices manufactured in China are subject to 25% tariffs when imported to the United States, while some other hardware devices are subject to tariffs at 7.5%. These tariffs negatively affect our gross margin on the impacted products, and increases in our pricing as a result of tariffs would reduce the competitiveness of our products if our competitors do not make similar pricing adjustments. The impact of any increased or new tariffs or other trade restrictions, for example, as proposed by the new U.S. presidential administration, could have a material and adverse effect on our business, results of operations, and financial condition.

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

As of December 31, 2024, we had $1.0 billion in aggregate principal amount of 2025 Convertible Notes, $575.0 million in aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion in aggregate principal amount of 2026 Senior Notes, $1.0 billion in aggregate principal amount of 2031 Senior Notes, and $2.0 billion in aggregate principal amount of 2032 Senior Notes.

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

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Notes as required following a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses in most quarters, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to the Convertible Notes being converted to the extent we elect to settle such Convertible Notes in cash.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities have in the past disagreed, and may in the future disagree, with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, in June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of Bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. In January 2025, the Tax Collector rejected the Company’s request for redetermination, and in January 2025 the Company paid the assessed amount of $71.4 million and plans to file a claim for a refund. Should the Company not reach a settlement or prevail in its legal challenge, the Tax Collector may challenge the Company’s gross receipts tax position going forward, including for 2023 and 2024. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales and use, gross receipts, franchise, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and any result from this development may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% (known as "Pillar Two") for large multinational companies with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. Countries we operate in have adopted or intend to adopt laws to implement this initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.

On August 16, 2022, the Inflation Reduction Act was enacted in the United States, which introduced, among provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service. Although we do not anticipate the new corporate minimum income tax will currently apply to us, we may be subject to the corporate minimum income tax in the future due to changes in our financial results, business and any future regulations or other guidance on the interpretation and application of the new corporate minimum tax. We currently have a share repurchase program and we may enter into share repurchase programs in the future. The new minimum corporate income tax and 1% excise tax on share repurchases may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, gross receipts, franchise, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, streaming taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total more than $600 in a year for a given seller, which reporting requirement applies to Square and Cash App for Business accounts. However, the IRS has delayed the $600 threshold for 2023 and prior tax years and affected businesses are only required to send out Forms 1099-K to taxpayers who receive over $20,000 and have over 200 transactions in those years. According to IRS guidance released in 2024, the threshold for reporting is $5,000 for 2024, $2,500 for 2025, and $600 for 2026. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of December 31, 2024, we released a material portion of the valuation allowance for deferred tax assets in the United States. Our deferred tax assets relate predominantly to the United States federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 15, Income Taxes within Notes to the Consolidated Financial Statements for further details.

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

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards in the United States and in other countries in which we operate. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or may in the future include, those relating to or placing restrictions upon banking, lending, deposit-taking, cross-border and domestic money transmission, foreign exchange, payments services (such as payment processing and settlement services), cryptocurrency, trading in shares and fractional shares, personal income tax filing, fraud detection, consumer protection, anti-money laundering, anti-bribery and anti-corruption, escheatment, sanctions regimes and export controls, AI, privacy, data protection and cybersecurity, fiscalization and compliance with the Payment Card Industry Data Security Standard, a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice ("DOJ") and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as the Utah Department of Financial Institutions. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans. In addition, certain regulators have imposed and in the future may impose additional requirements on our business as a condition for obtaining or maintaining permits, licenses or rights to conduct our business, including conditions under any settlements and consent orders with regulators, that restrict our business or our ability to take certain actions. If we fail to comply with the terms of such permits, licenses or other requirements, we could face regulatory or other enforcement actions, penalties or we may not be able to continue operating our business in the same manner.

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

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis, as well as certain monitoring of our compliance with our obligations under applicable laws, regulations and agreements. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal and state agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, following the publication of a short seller report in March 2023, we received inquiries from the SEC and DOJ and we continue to cooperate in such matters. Refer to Note 19, Commitments and Contingencies within Notes to the Consolidated Financial Statements for further details on regulatory and litigation matters. Regulatory, governmental and other agencies have and may continue to coordinate or share information from time to time, which may result in new or consolidated actions by various agencies against us. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, standards or consent orders could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy issues identified by regulators, and expose us to legal risk and potential criminal and civil liability.

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the European Union’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. In the U.K., the Data Protection Act and legislation referred to as the U.K. GDPR substantially enact the GDPR into U.K. law and provide for similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). We use similar mechanisms approved by the U.K. Information Commissioner’s Office when transferring personal data from the UK to other jurisdictions. On July 16, 2020, the Court of Justice of the European Union issued a decision imposing additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. In the U.K., personal data generally may be transferred from the EU to the U.K. without restriction pursuant to an adequacy decision issued by the European Commission under the GDPR and the Law Enforcement Directive, subject to a four-year “sunset” period that expires in 2025, after which the European Commission’s adequacy decision may be renewed. The European Commission may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, in addition to the GDPR, the European Commission has a draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. If adopted, it would carry broad potential impacts on the use of internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation as it is finalized for implementation. Additionally, on January 13, 2022, the Austrian data protection regulator published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. The Dutch, French and Italian data protection regulators have adopted similar decisions. Other data protection regulators in the EU increasingly are focused on the use of online tracking tools. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was amended by the California Privacy Rights Act, which was passed in November 2020 and became effective on January 1, 2023. The CCPA, as amended, imposes stringent data privacy and data protection requirements relating to personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA remain unclear. More generally, privacy, data protection, and information security continue to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted laws and regulation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, variances in these laws and regulations or their interpretations may increase our compliance costs.

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. Laws and regulations directed at privacy, data protection, and cybersecurity, and those that have been applied in those areas, can be challenging to comply with and may be subject to evolving interpretations or applications. In particular, with laws and regulations such as the GDPR in the EU and the CCPA, and other laws in the U.S. imposing new and relatively burdensome obligations, and with the interpretation and application of these and other laws and regulations subject to evolving and uncertain interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving legal or regulatory requirements, industry standards, or contractual obligations could result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, and fines, penalties and other liabilities, may harm our reputation and competitive position, and may cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

We are subject to risks related to legal and regulatory matters.

We are currently, and may continue to be, subject to a variety of legal and regulatory matters, including claims, lawsuits (including class actions and individual lawsuits), disputes, investigations, subpoenas, inquiries or audits, and other actions or proceedings, including from regulatory bodies and governmental agencies. We have been, and may continue to be, subject to enforcement actions from regulatory bodies and governmental agencies, which may be public and may harm our brand and reputation, cause our customers to stop using our product or applications, cause our partners to discontinue their relationship with us, impair our ability to grow our customer base, subject us to financial penalties and liabilities, and otherwise adversely affect our business, financial condition, and results of operations. For example, in January 2025, we entered into a Consent Order with the CFPB related to certain customer service and dispute resolutions matters. Any noncompliance with the order may result in further exposure to CFPB action.

The number and significance of our legal or regulatory matters have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal or regulatory matters as we continue to grow and expand. We also receive significant media attention, which could result in increased legal or regulatory matters. Moreover, legal or regulatory matters have in the past and could in the future cause follow-on litigation or regulatory scrutiny by additional parties. These matters may require significant time and expense even if we are successful in resolving the matter, and the outcomes can be uncertain and unpredictable and may involve material penalties, fines, or restrictions on our business.

Some of the laws and regulations affecting the internet, mobile commerce, dispute resolution, payment processing, BNPL, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of legal or regulatory matters to which we are subject cannot be predicted with certainty. Regardless of the outcome, such matters can have a material and adverse impact on us due to their costs, diversion of our resources, restrictions placed on our business, and other factors. Plaintiffs or regulatory agencies may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal or regulatory matters on terms that are unfavorable to us.

As a licensed money transmitter, we are subject to important obligations and restrictions.

We have obtained licenses to operate as a money transmitter (or as other financial services institutions) in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed money transmitter, we are subject to obligations and restrictions including with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state and federal regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. Our state money transmission license regulators also frequently collaborate on their examinations of our business. We have and continue to work with them on any concerns they raise. In the past, we have been subject to, and may in the future be subject to, fines and other penalties by such regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. For example, in January 2025, we entered into a settlement agreement and consent order with various state money transmission license regulators related to aspects of our Bank Secrecy Act/anti-money laundering program. Failure to take required corrective actions may result in further exposure to state action. Any examinations and investigations by state regulators could result in liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

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

Our subsidiary Square Financial Services is a Utah state-chartered industrial loan company, which requires that we serve as a source of financial strength to it and subjects us to potential regulatory sanctions and additional risks.

On March 1, 2021, Square Financial Services received its deposit insurance from the FDIC and charter approval from the Utah Department of Financial Institutions and became operational. The FDIA requires that we serve as a source of financial strength to Square Financial Services. This means that we are required by law to provide financial assistance to Square Financial Services in the event that it experiences financial distress. In this regard, the FDIC’s approval requires that Square Financial Services have initial paid-in capital of not less than approximately $56 million, and at all times meet or exceed the regulatory capital levels required for Square Financial Services to be considered “well capitalized” under the FDIC’s prompt corrective action rules. The regulatory total capital and leverage ratios of Square Financial Services may not be less than the levels provided in Square Financial Services’ business plan approved by the FDIC and in no event may Square Financial Services’ leverage ratio be less than twenty percent, as calculated in accordance with FDIC regulations. If Square Financial Services' total capital or leverage ratios fall below the levels required by the FDIC, we will need to provide sufficient capital to Square Financial Services so as to enable it to maintain its required regulatory capital ratios. If the FDIC were to increase Square Financial Services’ capital requirements, it could negatively impact our business and operations and those of Square Financial Services.

The FDIC’s approval is also contingent on us maintaining a Capital and Liquidity Maintenance Agreement as well as a Parent Company Agreement. The Capital and Liquidity Maintenance Agreement requires, among other things, that we maintain a third-party line of credit for the benefit of Square Financial Services acceptable to the FDIC; purchase any loan from Square Financial Services at the greater of the cost basis or fair market value, if deemed necessary by the FDIC or Square Financial Services; and establish and maintain a reserve deposit of $50 million at an unaffiliated third-party bank that Square Financial Services could draw upon in the event that we fail to provide sufficient funds to maintain Square Financial Services’ capital ratios at the required levels. The Parent Company Agreement requires, among other things, that we consent to the FDIC’s examination of us and our subsidiaries; limit our representation on Square Financial Services’ board of directors to no more than 25 percent; submit a contingency plan to the FDIC that describes likely scenarios of significant financial or operational stress and, if we were unable to serve as a source of financial strength, options for the orderly wind down or sale of Square Financial Services. Jack Dorsey, who is considered our controlling shareholder in this context, also agreed to cause us to perform under these agreements. Should we fail to comply with these obligations, we could be subject to regulatory sanctions. In addition, any failure by Square Financial Services to comply with applicable laws, rules, and regulations could also subject us and Square Financial Services to regulatory sanctions. These sanctions could adversely impact our reputation and our business, require us to expend significant funds for remediation, and expose us to litigation and other potential liability.

Square Financial Services is subject to the requirements in Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W, which regulate loans, extensions of credit, purchases of assets, and certain other transactions between an insured depository institution (such as Square Financial Services) and its affiliates. The statute and regulation require Square Financial Services to impose certain quantitative limits, collateral requirements, and other restrictions on “covered transactions” between Square Financial Services and its affiliates and requires all transactions be on “market terms” and conditions consistent with safe and sound banking practices. Any failure by us or Square Financial Services to comply with these requirements could limit the types of products and services we may offer and may impose additional compliance costs.

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

Investors, regulators, customers, employees and other stakeholders continue to focus on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on four key areas: our customers and communities, global climate action, our people, and corporate governance. We publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Corporate Social Responsibility Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to building a diverse workforce that reflects our customers and the communities we serve and one of our climate goals is to achieve net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. In addition, we could also be criticized or face claims regarding our ESG commitments, initiatives, and goals, including with respect to the accuracy, adequacy, or completeness of related disclosures, and our reputation and business could be negatively impacted. Further, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. For example, in October 2023, the California Governor signed into law the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act, which significantly expand climate-related disclosure requirements for companies doing business in California, and the SEC recently adopted rules that will require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. The SEC rules will also require entities to quantify certain effects of severe weather events and other natural conditions in the audited financial statements. While the SEC's rules have been stayed pending judicial review, to the extent they become effective, we expect to expend significant time and resources to comply with the requirements. In addition, a number of jurisdictions outside the United States have adopted ESG rules that apply to us and we will incur costs and expend resources to comply with such applicable ESG rules.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of December 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. Such conversions of Class B common stock to Class A common stock upon transfer will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term. If our Class B stockholders retain shares of Class B common stock constituting as little as 10% of all outstanding shares of our Class A and Class B common stock combined, they will continue to control a majority of the combined voting power of our outstanding capital stock.

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

Our Class A common stock is listed to trade on more than one stock exchange, and this may result in price variations between the exchanges.

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

In connection with the issuance of each series of our Convertible Notes, we entered into convertible note hedge transactions with the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to offset the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or reduce any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

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

Our bylaws provide that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) is the exclusive forum for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, in all cases subject to the court having jurisdiction over the claims at issue and the indispensable parties. The choice of forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.

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

Board and Management’s Role in Data Privacy and Cybersecurity Oversight

Our board of directors recognizes the oversight of risk management as one of its primary responsibilities and central to maintaining an effective, risk-aware and accountable organization. While the board of directors maintains ultimate responsibility for the oversight of our data privacy and cybersecurity program and risks, it has delegated certain oversight responsibilities to our audit and risk committee. Our board of directors and audit and risk committee’s principal role is one of oversight, recognizing that management is responsible for the design, implementation, and maintenance of an effective program for protecting against and mitigating data privacy and cybersecurity risks. The audit and risk committee assists the board of directors in enhancing its understanding of data privacy and cybersecurity issues by overseeing our data privacy and information security programs, strategy, policies, processes, and material risks, as well as overseeing responses to security and data incidents, as appropriate.

The full board of directors receives an annual information security update by our Chief Information Security Officer (“CISO”) and an annual privacy update, which covers, among other matters, our privacy and cybersecurity programs and risks. Our audit and risk committee receives updates, at least quarterly, on significant data privacy and security risks, including any significant incidents, relevant industry developments, threat vectors and significant risks identified in periodic penetration tests or vulnerability scans. The updates also include significant legal and legislative developments concerning data privacy and security, our approach to complying with applicable law, and significant engagement with regulators concerning data privacy and cybersecurity. Our audit and risk committee provides regular updates to the board of directors on such reports.

Our CISO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our data security governance, infrastructure security, product security, applied security engineering and security operations teams report directly to our CISO and provide regular updates on significant or potentially significant threats and incidents. Additionally, we have an incident response team and an incident response plan that outlines the roles and responsibilities of key personnel, including representatives from information security, compliance, and counsel, that are involved in responding to, remediating and escalating such incidents to the CISO, as appropriate. Our CISO reports directly to our Technology + Engineering Lead and indirectly to our audit and risk committee. Our CISO provides updates on significant or potentially significant threats and incidents to our Block Head and leadership team, in addition to the audit and risk committee and our board of directors as appropriate and in accordance with the processes detailed in the prior paragraph.

Our CISO is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CISO has over 20 years of experience in information security, including serving as head of cybersecurity and privacy response at a global public company and information security leadership positions with the United States government. Our CISO holds undergraduate and graduate degrees in computer information systems and computer science with an information security focus and possesses various certifications, including the Information Systems Security Professional (NSTISSI No. 4011) and Information Systems Security Officer (CNSSI No. 4014) certifications.

ITEM 2. PROPERTIES

We do not designate a headquarters location as we have adopted a distributed work model. We lease space in New York, New York for a product development, sales, and business operations office under a lease that expires in 2028 and office space in Oakland, California for general corporate purposes under a lease that expires in 2031. We also lease space in St Louis, Missouri, for a business operations office under a lease that expires in 2036 with two renewal options to extend the lease for an additional term of 5 years each. We also have offices in several other locations and believe our facilities are sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to, and may in the future be involved in, various legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits and disputes, including with regulatory bodies and governmental agencies. For information regarding legal proceedings in which we are involved, see "Litigation and Regulatory Matters" in Note 19, Commitments and Contingencies within Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock trades on the New York Stock Exchange and our CDIs are traded on the ASX, both under the symbol “XYZ”. There is no public trading market for our Class B common stock.

Holders of Record

As of February 18, 2025, there were 504 holders of record of our Class A common stock and 24 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders. As of February 18, 2025, we have approximately 39,934 holders of record of our CDIs.

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

Issuer Purchases of Equity Securities

In October 2023, the Company's board of directors authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On July 25, 2024, the Company's board of directors authorized an increase to the Company's share repurchase program to repurchase up to an additional $3 billion of the Company’s Class A common stock, for a total overall authorization of $4 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

The following table summarizes the share repurchase activity for the three months ended December 31, 2024 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2024 - October 31, 2024	1,090	$70.44	1,090	$2,779,232
November 1, 2024 - November 30, 2024	653	$82.50	653	$2,725,360
December 1, 2024 - December 31, 2024	567	$92.61	567	$2,672,850
Total	2,310		2,310

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

The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index ("S&P 500"), and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on the last trading day for the fiscal year ended December 31, 2019 and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Block, Inc.	$100.00	$347.89	$258.17	$100.45	$123.64	$135.85
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P North American Technology	$100.00	$145.15	$183.47	$118.60	$191.10	$260.04

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
This section of this Form 10-K generally discusses fiscal 2024 compared to fiscal 2023. The comparison of the fiscal 2023 results with the fiscal 2022 results that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis Results of Operations" section in the Company's fiscal 2023 Annual Report within Part II, Item 7 of Form 10-K, filed on February 22, 2024.
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

Overview

We launched the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, an important capability that was previously inaccessible to many businesses. We have expanded to provide sellers additional products and services and to give them access to a cohesive ecosystem of tools to help them manage and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial products and services to help individuals manage their money. In January 2022, we completed the acquisition of Afterpay, a buy now, pay later ("BNPL") platform that facilitates commerce between retail merchants and consumers by allowing retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. In addition, our nascent businesses include TIDAL and two bitcoin businesses, Bitkey and Proto.

We delivered strong growth across our primary ecosystems in 2024, with gross profit of $8.9 billion, up 18% year over year. Cash App generated gross profit of $5.2 billion in 2024, up 21% year over year. Performance was driven by growth in inflows per active as we execute on our Bank Our Base strategy, which prioritizes engaging customers with more products across our ecosystem and increasing paycheck deposit actives. Square generated gross profit of $3.6 billion in 2024, up 15% year over year, as we continued to increase product velocity and optimize our go-to-market strategies.

In 2024, operating income was $892.3 million and Adjusted Operating Income was $1.6 billion, compared to an operating loss of $278.8 million and Adjusted Operating Income of $351.4 million in 2023. For the same period, net income attributable to common stockholders was $2.9 billion compared to $9.8 million, and Adjusted EBITDA was $3.0 billion, an increase of 69% year over year. Net income for 2024 and 2023 included a gain of $420.9 million and $207.1 million, respectively, from the remeasurement of our bitcoin investment. Additionally, as a result of our improved profitability in the United States, we released our valuation allowance associated with certain federal and state deferred tax assets, as well as recognized deferred tax assets as part of internal legal entity restructuring efforts, which resulted in one-time benefits to net income for 2024 of $1.9 billion. These one-time tax benefits had a corresponding impact of $3.10 and $3.00 per share on our basic and diluted net income per share, respectively, for the year ended December 31, 2024.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

Starting in 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth and pursuing cost efficiencies. In 2023, we also announced we would implement an absolute cap of 12,000 on the number of employees we have at our company, which we have achieved in 2024, and we plan to continue to operate below this cap through a combination of performance management, centralization of teams and functions to reduce duplication, and prioritization of our scope. In 2024, we continued to make progress on cost efficiency goals and we expect to continue these efforts, including implementing greater expense discipline and reassessing certain contractual vendor arrangements. We may continue to incur expenses, including restructuring costs, in the short term to implement these initiatives. We continue to realize benefits related to our focus on disciplined growth and cost efficiencies and we expect to continue to benefit from these actions in future periods.

During the second quarter of 2024, we issued $2.0 billion in aggregate principal amount of senior unsecured notes due 2032 ("2032 Senior Notes"). We ended 2024 with $10.7 billion in available liquidity, with $9.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents an increase of $3.0 billion from the end of 2023.

On October 26, 2023, our board of directors authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On July 25, 2024, our board of directors authorized an increase to this share repurchase program to repurchase up to an additional $3 billion of our Class A common stock, for a total overall authorization of $4 billion. The goal of the program is to return capital to shareholders. The timing and amount of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of December 31, 2024, we have repurchased $1.3 billion of our Class A common stock under the program, of which $1.2 billion was purchased in 2024.

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

Square Loans originates loans to sellers that are generally repaid through withholding a percentage of the collections of the seller's receivables processed by us or a specified monthly amount. In April 2021, we began originating loans in the U.S. through our wholly-owned subsidiary bank, Square Financial Services. We also originate loans to the customers of certain sellers, which are generally repaid via ACH. For some of the loans, it is our intention to sell the rights, title, and interest to third-party investors for an upfront fee. We are retained by the third-party investors to service the loans and earn a servicing fee for facilitating the repayment of these loans through our payments solutions. Certain loans, for which we have the intention and ability to hold through maturity, are not immediately sold to third-party investors, in which case, interest and fees earned are recognized as revenue using the effective interest method.

Cash App Borrow, the first credit product for Cash App customers, allows customers to access short-term loans for a small fee. The loans are repaid at the end of the loan term and customers may elect to prepay all or a part of the outstanding balance. If the outstanding balance is not paid when due, late fees in the form of interest may be charged. The short-term loans are facilitated through a partnership with an industrial bank. The loans are originated by the bank partner, from whom the Company purchases the loans obtaining all rights, title, and interest. Net amounts paid to the bank are recorded as the cost of the loans purchased, and amounts collected in excess of the carrying value are recognized as revenue over the life of the loans.

Revenue from our BNPL platform includes fees generated from consumer receivables, late fees, and certain affiliate and advertising fees. Through the use of our BNPL platform, consumers can pay for their purchases over time by splitting their purchase price generally into three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). For the majority of our BNPL products, we do not charge consumers interest or fees, other than late fees, which may be charged in certain regions as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. We also offer the ability for consumers to pay for larger transaction sizes over a six- or twelve-month period using a monthly payment option, which includes no late fees and no compounding interest with a cap on total interest owed. For some of the loans, it is our intention to sell the rights, title, and interest to a third-party investor for an upfront fee. We are retained by the third-party investor to service the loans and earn a servicing fee for facilitating the repayment of these loans through our payments solutions.

TIDAL primarily generates revenue from subscriptions to customers, and such subscriptions allow access to the song library, video library, and improved sound quality. Customers can subscribe to services directly from the TIDAL website or through the Apple store. For both subscription channels, we charge customers a monthly fee for those subscription services.
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

Interest Expense (Income), net

Interest expense (income), net consists primarily of interest expense related to our long-term debt and interest income on our investments in marketable debt securities.

Remeasurement Loss (Gain) on Bitcoin Investment

Remeasurement loss (gain) on bitcoin investment is the result of gains or losses arising from remeasurements of our bitcoin investment.

Other Expense (Income), net

Other expense (income), net consists primarily of gains or losses arising from remeasurements of our investments in equity securities and foreign currency-related gains and losses.

Provision for (Benefit from) Income Taxes

The provision for (benefit from) income taxes consists primarily of federal, state, local, and foreign tax. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, the effect of acquisitions, changes resulting from the amount of recorded valuation allowance, permanent differences between U.S. generally accepted accounting principles and local tax laws, certain one-time items, and changes in tax contingencies.

Results of Operations
Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Transaction-based revenue	$6,613,680	$6,315,301	$298,379	5%
Subscription and services-based revenue	7,164,799	5,944,842	1,219,957	21%
Hardware revenue	143,369	157,178	(13,809)	NM (i)
Bitcoin revenue	10,199,205	9,498,302	700,903	7%
Total net revenue	$24,121,053	$21,915,623	$2,205,430	10%
(i) Not meaningful ("NM")
Total net revenue for the year ended December 31, 2024, increased by $2.2 billion, or 10%, compared to the year ended December 31, 2023. Bitcoin revenue increased by $700.9 million compared to the year ended December 31, 2023. Excluding bitcoin revenue, total net revenue increased by $1.5 billion, or 12%, in the year ended December 31, 2024, compared to the year ended December 31, 2023.

Transaction-based revenue for the year ended December 31, 2024 increased by $298.4 million, or 5%, compared to the year ended December 31, 2023. This increase in revenue was largely in line with the increase in Gross Payment Volume ("GPV") of 6% for the year ended December 31, 2024, compared to the year ended December 31, 2023. GPV increased due to overall Square GPV growth. Square GPV growth was driven by improvements in both card-present and card-not-present volumes as a result of growth from in-person and online channels, as well as growth in our international markets. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the year ended December 31, 2024 increased by $1.2 billion, or 21%, compared to the year ended December 31, 2023. The increase was primarily due to growth in Cash App's financial service-related products, including Cash App Card usage, Cash App Borrow, Cash App Instant Deposit volumes, and Cash App Pay, as well as revenue from the BNPL platform. Revenue generated from the BNPL platform was $1.3 billion for the year ended December 31, 2024 compared to $1.0 billion for the year ended December 31, 2023. Growth in Square's financial services-related products, primarily Square Lending, also contributed to the increase in revenue in 2024.

Bitcoin revenue for the year ended December 31, 2024 increased by $700.9 million, or 7%, compared to the year ended December 31, 2023. As bitcoin revenue is the total sale amount of bitcoin sold to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. This increase for the year ended December 31, 2024 was driven by an increase in the average market price of bitcoin, partially offset by a decrease in the quantity of bitcoin sold to customers, compared to the year ended December 31, 2023. While bitcoin contributed 42% and 43% of the total revenue in 2024 and 2023, respectively, gross profit generated from bitcoin was only 3% of the total gross profit in both 2024 and 2023.

Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Transaction-based costs	$3,881,013	$3,702,016	$178,997	5%
Subscription and services-based costs	1,135,813	1,075,129	60,684	6%
Hardware costs	236,441	267,650	(31,209)	NM
Bitcoin costs	9,910,386	9,293,113	617,273	7%
Amortization of acquired technology assets	68,364	72,829	(4,465)	NM
Total cost of revenue	$15,232,017	$14,410,737	$821,280	6%

Total cost of revenue for the year ended December 31, 2024 increased by $821.3 million, or 6%, compared to the year ended December 31, 2023. Bitcoin costs of revenue, which increased by $617.3 million, was the primary driver of the increase in total cost of revenue, with the remaining increase related to an increase in GPV. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $204.0 million, or 4%, in the year ended December 31, 2024, compared to the year ended December 31, 2023.

Transaction-based costs for the year ended December 31, 2024 increased by $179.0 million, or 5%, compared to the year ended December 31, 2023. Transaction-based costs were largely in line with the growth of GPV of 6%, partially offset by more favorable interchange economics for the year ended December 31, 2024.

Subscription and services-based costs for the year ended December 31, 2024 increased by $60.7 million, or 6%, compared to the year ended December 31, 2023. The increase was driven by growth in Cash App's financial service-related products, including Cash App Card and related processing costs and fees as well as the cost of revenues associated with the BNPL platform. Cost of revenues associated with the BNPL platform were $311.6 million and $286.6 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Bitcoin costs for the year ended December 31, 2024 increased by $617.3 million, or 7%, compared to the year ended December 31, 2023. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Product development	$2,914,415	$2,720,819	$193,596	7%
% of total net revenue	12%	12%
% of total gross profit	33%	36%
Sales and marketing	$1,984,265	$2,019,009	$(34,744)	(2)%
% of total net revenue	8%	9%
% of total gross profit	22%	27%
General and administrative	$2,149,099	$2,209,190	$(60,091)	(3)%
% of total net revenue	9%	10%
% of total gross profit	24%	29%
Transaction, loan, and consumer receivable losses	$794,221	$660,663	$133,558	20%
% of total net revenue	3%	3%
% of total gross profit	9%	9%
Amortization of customer and other acquired intangible assets	$154,709	$174,044	$(19,335)	(11)%
% of total net revenue	1%	1%
% of total gross profit	2%	2%
Total operating expenses	$7,996,709	$7,783,725	$212,984	3%

Product development expenses for the year ended December 31, 2024, increased by $193.6 million, or 7%, compared to the year ended December 31, 2023, primarily due to an increase of $154.1 million in software and cloud computing infrastructure fees for the year ended December 31, 2024, as a result of increased capacity needs and expansion of our cloud-based services. Impairment charges of certain assets related to TIDAL of $60.3 million were also recognized in the fourth quarter of 2024. The increase in product development expenses was partially offset by a decrease of $87.9 million in personnel costs primarily due to a decrease in headcount, which is a result of executing on our cost efficiency goals and employee headcount cap.

Sales and marketing expenses for the year ended December 31, 2024, decreased by $34.7 million, or 2%, compared to the year ended December 31, 2023, primarily due to a decrease of $49.5 million in marketing and other advertising costs from decreased online campaigns as we focused on expense discipline as well as a release of estimated chargeback losses of $27.3 million in the first quarter of 2024. The decrease was partially offset by charges related to changes to certain contractual arrangements as well as inventory write-offs during the third quarter of 2024.

General and administrative expenses for the year ended December 31, 2024, decreased by $60.1 million, or 3%, compared to the year ended December 31, 2023, primarily due to the following:

•a decrease in personnel costs of $169.4 million due to a decrease in headcount as well as a reduction of facilities and other expenses of $59.5 million for the year ended December 31, 2024;

•a decrease in certain impairment charges related to TIDAL of $58.8 million compared to the year ended December 31, 2023. Refer to Note 9, Goodwill within Notes to the Consolidated Financial Statements for more details; partially offset by

•an increase in accrued expenses for estimated and settled amounts in connection with certain litigation and regulatory matters of $231.9 million. Refer to Note 19, Commitments and Contingencies within Notes to the Consolidated Financial Statements for more details; and

•a charge of $32.2 million related to adjustments of certain TIDAL acquisition deferred purchase consideration during the first quarter of 2024, as well as a derecognition of $15.1 million during the second quarter of 2024 of certain indemnification assets related to the TIDAL acquisition which were deemed no longer recoverable.

Transaction, loan, and consumer receivable losses for the year ended December 31, 2024, increased by $133.6 million, or 20%, compared to the year ended December 31, 2023, primarily due to the following:

•an increase in loan losses of $221.3 million compared to the year ended December 31, 2023, primarily due to increased loan volumes; partially offset by

•a decrease in transaction losses of $87.7 million for the year ended December 31, 2024. The decrease in transaction losses is attributable to both an operational outage in the third quarter of 2023, which resulted in higher transaction losses incurred, as well as a release of previously established risk loss provisions in the second quarter of 2024 related to prior periods.

Amortization of customer and other acquired intangible assets decreased $19.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of the revision of certain intangibles' useful lives in the third quarter of 2023.

Interest Expense (Income), Net (in thousands, except for percentages)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Interest expense (income), net	$9,302	$(47,221)	$56,523	(120)%

Interest expense, net, of $9.3 million for the year ended December 31, 2024 was primarily due to an increase in interest expense related to our 2032 Senior Notes issued in the second quarter of 2024, which more than offset an increase in interest income received as a result of higher investment balances. Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for further details. Interest income, net, of $47.2 million for the year ended December 31, 2023 was primarily due to an increase in interest income received as a result of both higher interest rates and investment balances, which more than offset interest expense in the period.

Remeasurement Loss (Gain) on bitcoin investment (in thousands, except for percentages)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Remeasurement gain on bitcoin investment	$(420,918)	$(207,084)	$(213,834)	103%

Remeasurement gain on bitcoin investment of $420.9 million and $207.1 million for the year ended December 31, 2024 and 2023, respectively, was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 13, Bitcoin within Notes to the Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Other expense (income), net	$(53,211)	$4,609	$(57,820)	NM

Other income, net, of $53.2 million for the year ended December 31, 2024 was comprised of unrealized gains of $37.7 million arising from the revaluation of certain equity investments as well as accretion of investments in marketable debt securities. Other expense, net, of $4.6 million for the year ended December 31, 2023 was due to unrealized losses on certain marketable and non-marketable investments, partially offset by accretion of investments in marketable debt securities.

Provision for (Benefit from) Income Taxes (in thousands, except for percentages)

	Year Ended December 31,
	2024	2023	$ Change	% Change
Benefit from income taxes	$(1,509,343)	$(8,019)	$(1,501,324)	NM

Benefit from income taxes of $1.5 billion for the year ended December 31, 2024, compared to a benefit from income taxes of $8.0 million for the year ended December 31, 2023, was primarily due to one-time benefits of $1.9 billion related to both the release of the valuation allowance associated with certain federal and state deferred tax assets as well as the recognition of deferred tax assets as part of internal legal entity restructuring efforts in the fourth quarter of 2024. These benefits were partially offset by $487.7 million related to our current and deferred tax provisions associated with 2024 activity. Refer to Note 15, Income Taxes within Notes to the Consolidated Financial Statements for further details.

Segment Results

Square Results

The following tables provide a summary of the revenue and gross profit for our Square segment for the year ended December 31, 2024 and 2023 (in thousands, except for percentages):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Segment net revenue	$7,681,656	$7,033,384	$648,272	9%
Segment cost of revenue	4,082,744	3,904,730	178,014	5%
Segment gross profit	$3,598,912	$3,128,654	$470,258	15%

Revenue

Revenue for the Square segment for the year ended December 31, 2024 increased by $648.3 million compared to the year ended December 31, 2023. The increase was primarily due to the Square items referenced within the Company's overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the year ended December 31, 2024 increased by $178.0 million compared to the year ended December 31, 2023. The increase was primarily due to the Square items referenced within the Company's overall cost of revenue discussion.

Cash App Results

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the year ended December 31, 2024 and 2023 (in thousands, except for percentages):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Segment net revenue	$16,247,880	$14,681,686	$1,566,194	11%
Segment cost of revenue	11,008,869	10,358,223	650,646	6%
Segment gross profit	$5,239,011	$4,323,463	$915,548	21%

Revenue

Revenue for the Cash App segment for the year ended December 31, 2024 increased by $1.6 billion compared to the year ended December 31, 2023. The increase was due to the Cash App items referenced within the Company's overall revenue discussion. While bitcoin revenue contributed 63% and 65% of Cash App revenue in 2024 and 2023, respectively, gross profit generated from bitcoin was only 6% and 5% of Cash App gross profit in both 2024 and 2023.

Excluding bitcoin revenue, Cash App net revenue increased $865.3 million, or 17%, compared to the year ended December 31, 2023.

Cost of Revenue

Cost of revenue for the Cash App segment for the year ended December 31, 2024 increased by $650.6 million compared to the year ended December 31, 2023. The increase was due to the items referenced within the Company's overall revenue and cost of revenue discussion. Excluding bitcoin cost of revenue, Cash App cost of revenue increased $33.4 million, or 3%.

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

	Year Ended December 31,
	2024	2023	2022
Gross Payment Volume (GPV) (in millions)	$240,812	$227,699	$203,536
Adjusted Operating Income (Loss) (in thousands)	$1,608,790	$351,351	$(145,408)
Adjusted EBITDA (in thousands)	$3,029,031	$1,792,420	$990,964
Adjusted Net Income Per Share:
Basic	$3.47	$1.85	$1.05
Diluted	$3.37	$1.80	$1.00

Gross Payment Volume ("GPV")

GPV includes Square GPV and Cash App Business GPV. Square GPV is defined as the total dollar amount of all card and bank payments processed by sellers using Square, net of refunds. Cash App Business GPV is comprised of Cash App activity related to peer-to-peer transactions received by business accounts, and peer-to-peer payments sent from a credit card. GPV does not include transactions from our BNPL platform because GPV is related only to transaction-based revenue and not to subscription and services-based revenue.

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

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; remeasurement gain or loss of our bitcoin investment, bitcoin impairment losses on our bitcoin investment (prior to the adoption of ASU 2023-08), and one-time income tax impacts from deferred taxes, as applicable.

•To aid in comparability of our results across periods, we also exclude certain acquisition-related and integration costs associated with business combinations, various restructuring and other costs, and goodwill and intangible asset impairment charges, each of which are not normal operating expenses. Acquisition related costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, charges associated with holdback liabilities, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Contingencies, restructuring and other costs that are not reflective of our core business operating expenses may include severance costs, contingent losses, impairment charges, and certain litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

In view of the limitations associated with Adjusted EBITDA, we also present Adjusted Operating Income (Loss), which is a non-GAAP financial measure that excludes certain expenses that we believe are not reflective of our core operating performance, including amortization of intangible assets, bitcoin investment impairment losses (prior to the adoption of ASU 2023-08), acquisition-related accelerated share-based compensation expenses, acquisition-related and integration costs, contingencies, restructuring and other costs, and goodwill and intangible asset impairment charges. Adjusted Operating Income (Loss) does however include the effect of share-based compensation expense, which is a significant recurring expense in our business and an important part of our compensation strategy, as well as depreciation expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating income (loss)	$892,327	$(278,839)	$(624,532)
Amortization of acquired technology assets	68,364	72,829	70,194
Acquisition-related and integration costs	49,019	11,422	105,518
Contingencies, restructuring and other charges	302,446	239,582	51,746
Restructuring share-based compensation expense	8,071	—	—
Goodwill and intangible asset impairment	133,854	132,313	—
Bitcoin impairment losses	—	—	46,571
Amortization of customer and other acquired intangible assets	154,709	174,044	138,758
Acquisition-related share based acceleration costs	—	—	66,337
Adjusted Operating Income (Loss)	$1,608,790	$351,351	$(145,408)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$2,897,047	$9,772	$(540,747)
Net loss attributable to noncontrolling interests	(30,550)	(30,896)	(12,258)
Net income (loss)	2,866,497	(21,124)	(553,005)
Share-based compensation expense	1,264,486	1,276,097	1,069,289
Restructuring share-based compensation expense	8,071	—	—
Depreciation and amortization	376,127	408,560	340,523
Acquisition-related and integration costs	49,019	11,422	105,518
Contingencies, restructuring and other charges	302,446	239,582	51,746
Goodwill and intangible asset impairment	133,854	132,313	—
Interest expense (income), net	9,302	(47,221)	36,228
Remeasurement gain on bitcoin investment	(420,918)	(207,084)	—
Other expense (income), net	(53,211)	4,609	(95,443)
Bitcoin impairment losses	—	—	46,571
Benefit from income taxes	(1,509,343)	(8,019)	(12,312)
Loss on disposal of property and equipment	2,634	3,186	1,619
Acquired deferred revenue and cost adjustment	67	99	230
Adjusted EBITDA	$3,029,031	$1,792,420	$990,964

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to common stockholders	$2,897,047	$9,772	$(540,747)
Net loss attributable to noncontrolling interests	(30,550)	(30,896)	(12,258)
Net income (loss)	2,866,497	(21,124)	(553,005)
Share-based compensation expense	1,264,486	1,276,097	1,069,289
Restructuring share-based compensation expense	8,071	—	—
Acquisition-related and integration costs	49,019	11,422	105,518
Contingencies, restructuring and other charges	302,446	239,582	51,746
Goodwill and intangible asset impairment	133,854	132,313	—
Amortization of intangible assets	223,072	246,873	208,952
Amortization of debt discount and issuance costs	14,413	11,904	15,162
Loss (gain) on revaluation of equity investments	(32,245)	16,523	(73,457)
Remeasurement gain on bitcoin investment	(420,918)	(207,084)	—
Bitcoin impairment losses	—	—	46,571
Loss on disposal of property and equipment	2,634	3,186	1,619
Acquired deferred revenue and cost adjustment	67	99	230
Tax effect of one-time income tax benefits from deferred tax assets	(1,909,848)	—	—
Tax effect of non-GAAP net income adjustments	(360,782)	(582,703)	(264,523)
Adjusted Net Income - basic	$2,140,766	$1,127,088	$608,102
Cash interest expense on convertible notes	2,711	3,554	5,014
Adjusted Net Income - diluted	$2,143,477	$1,130,642	$613,116

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	616,993	608,856	578,949
Diluted	636,390	628,320	615,034
Adjusted Net Income Per Share:
Basic	$3.47	$1.85	$1.05
Diluted	$3.37	$1.80	$1.00

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Year Ended December 31,
	2024	2023	2022
Benefit from income taxes, as reported	$(1,509,343)	$(8,019)	$(12,312)
Tax effect of one-time income tax benefits from deferred tax assets	1,909,848	—	—
Tax effect of other non-GAAP net income adjustments	360,782	582,703	264,523
Adjusted provision for income taxes, non-GAAP	$761,287	$574,684	$252,211
Non-GAAP effective tax rate	26%	34%	29%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

As of December 31, 2024, we had approximately $10.7 billion in available liquidity, with $9.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, which includes net proceeds of approximately $2.0 billion from the issuance of our 2032 Senior Notes in the second quarter of 2024, as well as an undrawn amount of $775.0 million available under our revolving credit facility subject to compliance with the terms of the credit facility, including our covenants. Additionally, we had $253.9 million available to be withdrawn under our warehouse funding facilities. Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program. As of December 31, 2024, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$8,075,247	$4,996,465
Short-term restricted cash (i)	902,478	770,380
Long-term restricted cash	69,915	71,812
Investments in short-term debt securities	403,426	851,901
Investments in long-term debt securities	471,977	251,127
Revolving credit facility	775,000	775,000
Total liquidity	$10,698,043	$7,716,685

(i) As of December 31, 2024, the Company has invested $319.8 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of December 31, 2024, we held approximately 8,485 bitcoins for investment purposes ("bitcoin investment") with a fair value of $792.3 million based on observable market prices, which is included within “Other non-current assets” on the consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through the consolidated statements of operations. We purchased approximately 447 bitcoins with a cost basis of $31.5 million during the year ended December 31, 2024 for investment purposes. We did not sell any of our bitcoin investment during the year ended December 31, 2024 and 2023. We recognized gains of $420.9 million and $207.1 million from the remeasurement of our bitcoin investment during the year ended December 31, 2024 and 2023, respectively.

In September 2020, we announced our intent to invest $100.0 million towards impact investments that further our purpose of economic empowerment. As of December 31, 2024, we have invested $67.9 million in aggregate towards this initiative, of which $23.6 million and $12.3 million were invested in the years ended December 31, 2024 and 2023, respectively.

Our principal commitments consist of convertible notes, senior notes, our revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 14, Indebtedness and Note 19, Commitments and Contingencies within Notes to the Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of December 31, 2024, we held $6.2 billion in aggregate principal amount of debt, comprised of, $1.0 billion in aggregate amount of convertible senior notes that mature on March 1, 2025 ("2025 Convertible Notes"), $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), and $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes" and, together with the 2026 Senior Notes and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for further details.

On May 25, 2018, the Company issued an aggregate principal amount of $862.5 million of convertible senior notes ("2023 Convertible Notes"). On May 15, 2023, we paid $461.8 million in cash to settle the outstanding principal balance and interest on the 2023 Convertible Notes upon maturity.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in June 2028. Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate commitment amount of $1.7 billion on a revolving basis, of which $1.5 billion was drawn as of December 31, 2024. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

During 2024, we received a non-investment grade rating by S&P Global Ratings (BB+), Fitch Ratings, Inc. (BB+), and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $902.5 million as of December 31, 2024 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $69.9 million as of December 31, 2024 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.
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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$1,707,350	$100,961
Net cash provided by investing activities	649,952	683,201
Net cash provided by (used in) financing activities	1,952,662	(240,137)
Effect of foreign exchange rate on cash and cash equivalents	(88,539)	29,156
Net increase in cash, cash equivalents, restricted cash, and customer funds	$4,221,425	$573,181

Cash Flows from Operating Activities

For the year ended December 31, 2024, cash provided by operating activities was $1.7 billion, primarily due to net income of $2.9 billion, adjusted for non-cash expenses of $2.6 billion consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; goodwill and intangible asset impairments; and non-cash lease expense, each of which contributed positively to cash provided by operating activities. Additionally, there were net inflows related to changes in other assets and liabilities, including settlements receivable and customers payable, of $207.3 million due to timing of period end. These were partially offset by a change in deferred income taxes of $1.7 billion; amortization of discounts and premiums and other non-cash adjustments on consumer receivables of $1.1 billion; net outflows from loan products of $797.5 million; bitcoin remeasurement of $420.9 million; and gains on the revaluation of certain equity investments of $32.2 million.

For the year ended December 31, 2023, cash provided by operating activities was $101.0 million, comprised of net loss of $21.1 million, adjusted for non-cash expenses of $2.6 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and goodwill impairment, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and premiums and other non-cash adjustments of $984.4 million; net outflows from loan products of $553.6 million; bitcoin remeasurement of $207.1 million; a change in deferred income taxes of $85.9 million; as well as changes in other assets and liabilities, including settlements receivable and customers payable, of $685.3 million due to timing of period end, including a $350.0 million deposit held by a processor to meet requirements related to processing volumes.

Cash Flows from Investing Activities

For the year ended December 31, 2024, cash provided by investing activities was $650.0 million, primarily due to a net inflow related to consumer receivables of $604.0 million and net proceeds from investments of marketable securities of $253.9 million. These were partially offset by the purchase of property and equipment of $153.9 million and purchases of other investments of $53.9 million.

For the year ended December 31, 2023, cash provided by investing activities was $683.2 million, primarily due to the net proceeds from investments of marketable securities of $600.3 million and a net inflow related to consumer receivables of $272.9 million. These were partially offset by the purchase of property and equipment of $151.2 million and purchases of other investments of $38.8 million.

Cash Flows from Financing Activities
For the year ended December 31, 2024, cash provided by financing activities was $2.0 billion, primarily due to approximately $2.0 billion of net proceeds related to the issuance of the 2032 Senior Notes in the second quarter of 2024, a change in customer funds of $1.0 billion, and proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $154.8 million. These were partially offset by repurchases of common stock of $1.2 billion, a net outflow from warehouse facilities borrowings of $74.0 million, and a net outflow for other financing activities of $18.5 million.
For the year ended December 31, 2023, cash used in financing activities was $240.1 million, primarily as a result of a cash payment of $461.8 million to settle the 2023 Convertible Notes in May 2023, stock repurchases of $156.8 million, a net outflow for other financing activities of $20.0 million, and the repayment and forgiveness of Paycheck Protection Program loans of $16.8 million. These were partially offset by net proceeds from warehouse facilities borrowings of $269.6 million and proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $130.4 million.

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

We believe accounting policies and the assumptions and estimates associated with the determination of valuation allowances for deferred taxes could potentially have a material effect on our consolidated financial statements, and therefore are critical accounting policies and estimates.

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

In the fourth quarter of 2024, based on the relative weight of positive and negative evidence, including the amount of our taxable income in 2024, and consideration of our expected future taxable earnings, we concluded that it is more likely than not that a material portion of our U.S. federal and certain state deferred tax assets are realizable. Therefore, we released the valuation allowance associated with a material portion of our U.S. federal and certain states' deferred tax assets, resulting in a $1.3 billion non-cash benefit to the provision for income taxes.

We have retained a full valuation allowance against California deferred tax assets which primarily consists of tax loss carryovers and tax credit carryovers. We do not have sufficient evidence of future income to realize the California deferred tax assets on a more likely than not basis.

Refer to Note 15, Income Taxes within the Notes to the Consolidated Financial Statements for further details.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly-traded companies and are measured using quoted prices in active markets which could result in volatility in our financial results in future periods. As of December 31, 2024, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net on the consolidated statements of operations and establish a new carrying value for the investment. A hypothetical 10% increase or decrease in the fair value of our marketable equity investments would not have a material effect on our financial results.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the consolidated statements of operations and establish a new carrying value for the investment. As of December 31, 2024, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $245.6 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “other expense (income), net” on the consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material and adverse effect on our financial results in future periods. As of December 31, 2024, the fair value of our bitcoin investment included in other non-current assets was $792.3 million, and for the year ended December 31, 2024 and 2023, we recognized a $420.9 million and $207.1 million gain, respectively, from the remeasurement of our bitcoin investment.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2024 were held primarily in certificates of deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Our Warehouse Facilities borrowings and any future borrowings incurred under the 2020 Credit Facility both accrue interest at variable rates based on formulas tied to certain market rates at the time of incurrence. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

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

From time to time, we use foreign exchange derivative contracts to hedge a portion of our exposure to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Gains and losses from foreign currency transactions, as well as foreign exchange forward contracts, were not significant for any period presented in the consolidated financial statements included in this Annual Report on Form 10-K. We did not have any material gains and losses from foreign currency derivatives outstanding as of December 31, 2024. A hypothetical 10% increase or decrease in current exchange rates on our financial instruments would not have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOCK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Block, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

Adoption of SAB 122

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for obligations to safeguard crypto-assets held in custody on behalf of its users in 2024 due to the adoption of SAB 122.

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

Bitcoin Investment and Bitcoin Held for Other Parties
Description of the Matter
As described in Notes 1, 12 and 13 to the consolidated financial statements, the Company holds bitcoin for long term investment purposes ("bitcoin investment"). The Company remeasures its bitcoin investment at fair value at the end of each reporting period and as of December 31, 2024, the fair value of the Company’s bitcoin investment was $792.3 million.

The Company also allows its Cash App customers to store bitcoin in the Company’s digital wallets. No amounts are recognized on the consolidated balance sheets for bitcoin held for other parties. In the event such bitcoin was lost, the Company would be required to evaluate if a liability should be recorded under ASC 450, Contingencies. The Company has concluded that it has no probable liability for its custodial obligations to recognize as of December 31, 2024.

Bitcoin is generally accessible only by the possessor of the unique cryptographic (private) key relating to the public address on which the bitcoin is held. To the extent any of the private keys are lost or destroyed, the Company will be unable to access the bitcoin it controls on behalf of the Company and other parties, which can result in a loss in the consolidated financial statements.

We identified the evaluation of audit evidence pertaining to the existence of bitcoin and whether the Company controls the bitcoin as a critical audit matter. Subjective auditor judgment was involved in determining the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the Company’s ability to access and control the bitcoin investment and bitcoin held for other parties. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members and assistance from subject matter experts.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls related to the ability to access and control the private keys to its wallets as well as management’s controls related to reconciling its internal books and records to the public bitcoin blockchain.

Our audit procedures included utilizing our proprietary audit tool to independently obtain evidence from the public bitcoin blockchain to test the existence of bitcoin in the Company’s custody on a sample basis, testing management’s reconciliation of its internal books and records to the public bitcoin blockchain, and testing that management has control of the private keys required to access bitcoin in its wallets through observing the movement of a sample of bitcoin from the Company’s wallets.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Francisco, California
February 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Block, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Block, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 24, 2025

BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$8,075,247	$4,996,465
Investments in short-term debt securities	403,426	851,901
Settlements receivable	1,060,966	3,226,294
Customer funds	4,182,872	3,170,430
Consumer receivables, net	2,504,879	2,444,695
Loans held for sale	1,111,107	775,424
Other current assets	2,541,704	2,353,488
Total current assets	19,880,201	17,818,697
Property and equipment, net	314,432	296,056
Goodwill	11,417,422	11,919,720
Acquired intangible assets, net	1,433,067	1,761,521
Investments in long-term debt securities	471,977	251,127
Operating lease right-of-use assets	219,954	244,701
Deferred tax assets (Note 15)	1,800,994	9,397
Other non-current assets	1,239,548	730,089
Total assets	$36,777,595	$33,031,308
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$5,837,152	$6,795,340
Accrued expenses and other current liabilities	1,525,149	1,334,669
Current portion of long-term debt (Note 14)	999,497	—
Warehouse funding facilities, current	185,000	753,035
Total current liabilities	8,546,798	8,883,044
Deferred tax liabilities	162,435	35,695
Warehouse funding facilities, non-current	1,296,680	854,882
Long-term debt (Note 14)	5,105,939	4,120,091
Operating lease liabilities, non-current	278,617	289,788
Other non-current liabilities	152,164	154,972
Total liabilities	15,542,633	14,338,472
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at December 31, 2024 and December 31, 2023. None issued and outstanding at December 31, 2024 and December 31, 2023.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at December 31, 2024 and December 31, 2023; 559,606 and 555,306 issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at December 31, 2024 and December 31, 2023; 60,070 and 60,515 issued and outstanding at December 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	19,900,379	19,601,992
Accumulated other comprehensive loss	(1,001,065)	(378,307)
Retained earnings (accumulated deficit)	2,368,618	(528,429)
Total stockholders’ equity attributable to common stockholders	21,267,932	18,695,256
Noncontrolling interests	(32,970)	(2,420)
Total stockholders’ equity	21,234,962	18,692,836
Total liabilities and stockholders’ equity	$36,777,595	$33,031,308

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Transaction-based revenue	$6,613,680	$6,315,301	$5,701,540
Subscription and services-based revenue	7,164,799	5,944,842	4,552,773
Hardware revenue	143,369	157,178	164,418
Bitcoin revenue	10,199,205	9,498,302	7,112,856
Total net revenue	24,121,053	21,915,623	17,531,587
Cost of revenue:
Transaction-based costs	3,881,013	3,702,016	3,364,028
Subscription and services-based costs	1,135,813	1,075,129	861,745
Hardware costs	236,441	267,650	286,995
Bitcoin costs	9,910,386	9,293,113	6,956,733
Amortization of acquired technology assets	68,364	72,829	70,194
Total cost of revenue	15,232,017	14,410,737	11,539,695
Gross profit	8,889,036	7,504,886	5,991,892
Operating expenses:
Product development	2,914,415	2,720,819	2,135,612
Sales and marketing	1,984,265	2,019,009	2,057,951
General and administrative	2,149,099	2,209,190	1,686,849
Transaction, loan, and consumer receivable losses	794,221	660,663	550,683
Bitcoin impairment losses	—	—	46,571
Amortization of customer and other acquired intangible assets	154,709	174,044	138,758
Total operating expenses	7,996,709	7,783,725	6,616,424
Operating income (loss)	892,327	(278,839)	(624,532)
Interest expense (income), net	9,302	(47,221)	36,228
Remeasurement gain on bitcoin investment	(420,918)	(207,084)	—
Other expense (income), net	(53,211)	4,609	(95,443)
Income (loss) before income tax	1,357,154	(29,143)	(565,317)
Benefit from income taxes (i)	(1,509,343)	(8,019)	(12,312)
Net income (loss)	2,866,497	(21,124)	(553,005)
Less: Net loss attributable to noncontrolling interests	(30,550)	(30,896)	(12,258)
Net income (loss) attributable to common stockholders	$2,897,047	$9,772	$(540,747)

Net income (loss) per share attributable to common stockholders:
Basic	$4.70	$0.02	$(0.93)
Diluted	$4.56	$0.02	$(0.93)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	616,993	608,856	578,949
Diluted	636,390	614,024	578,949
(i) Includes one-time benefits from income taxes of $1.9 billion in fiscal 2024 related to both the release of the Company's valuation allowance associated with certain federal and state deferred tax assets as well as the recognition of deferred tax assets as part of internal legal entity restructuring efforts. Refer to Note 15, Income Taxes within the Notes to the Consolidated Financial Statements for further details.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$2,866,497	$(21,124)	$(553,005)
Net foreign currency translation adjustments	(628,507)	104,728	(471,166)
Net unrealized gain (loss) on marketable debt securities, net of tax	5,749	40,055	(35,489)
Total comprehensive income (loss)	$2,243,739	$123,659	$(1,059,660)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except for number of shares)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Noncontrolling	Total stockholders’
	Shares	capital	loss	deficit)	interests	equity
Balance at December 31, 2021	464,944	$3,317,255	$(16,435)	$(27,965)	$40,734	$3,313,589
Net loss	—	—	—	(540,747)	(12,258)	(553,005)
Shares issued in connection with employee stock plans	11,824	81,768	—	—	—	81,768
Issuance of common stock in connection with business combination	113,617	13,827,929	—	—	—	13,827,929
Change in other comprehensive loss	—	—	(506,655)	—	—	(506,655)
Share-based compensation	—	1,092,010	—	—	—	1,092,010
Tax withholding related to vesting of restricted stock units	(37)	(4,735)	—	—	—	(4,735)
Issuance of common stock in conjunction with the conversion of convertible notes	20	454	—	—	—	454
Exercise of bond hedges in conjunction with the conversion of convertible notes	(1,189)	—	—	—	—	—
Issuance of common stock in connection with the exercise of common stock warrants	10,881	—	—	—	—	—
Balance at December 31, 2022	600,060	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Cumulative adjustment due to adoption of ASU 2023-08	—	—	—	30,511	—	30,511
Net income (loss)	—	—	—	9,772	(30,896)	(21,124)
Shares issued in connection with employee stock plans	18,055	130,433	—	—	—	130,433
Repurchases of common stock	(2,466)	(156,812)	—	—	—	(156,812)
Change in other comprehensive income	—	—	144,783	—	—	144,783
Share-based compensation	—	1,307,032	—	—	—	1,307,032
Issuance of common stock in connection with business combination	172	6,658	—	—	—	6,658
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836
Net income (loss)	—	—	—	2,897,047	(30,550)	2,866,497
Shares issued in connection with employee stock plans	20,799	154,779	—	—	—	154,779
Repurchases of common stock	(16,944)	(1,170,339)	—	—	—	(1,170,339)
Change in other comprehensive loss	—	—	(622,758)	—	—	(622,758)
Share-based compensation	—	1,313,947	—	—	—	1,313,947
Balance at December 31, 2024	619,676	$19,900,379	$(1,001,065)	$2,368,618	$(32,970)	$21,234,962

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,866,497	$(21,124)	$(553,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	376,127	408,560	340,523
Amortization of discounts and premiums and other non-cash adjustments	(1,099,024)	(984,442)	(592,489)
Non-cash lease expense	72,055	144,198	129,811
Share-based compensation	1,272,779	1,276,097	1,071,278
Loss (gain) on revaluation of equity investments	(32,245)	16,523	(73,457)
Remeasurement gain on bitcoin investment	(420,918)	(207,084)	—
Transaction, loan, and consumer receivable losses	794,221	660,663	550,683
Bitcoin impairment losses	—	—	46,571
Change in deferred income taxes	(1,665,812)	(85,879)	(69,593)
Goodwill and intangible asset impairment	133,853	132,313	—
Changes in operating assets and liabilities:
Settlements receivable	1,947,849	(1,108,529)	(1,499,057)
Purchases and originations of loans	(15,210,746)	(8,586,293)	(6,114,847)
Proceeds from payments and forgiveness of loans	14,413,277	8,032,687	6,040,369
Customers payable	(1,853,872)	1,256,578	1,060,861
Settlements payable	(8,139)	(454,036)	207,894
Other assets and liabilities	121,448	(379,271)	(369,639)
Net cash provided by operating activities	1,707,350	100,961	175,903
Cash flows from investing activities:
Purchases of marketable debt securities	(1,197,804)	(1,126,615)	(755,697)
Proceeds from maturities of marketable debt securities	1,005,580	1,387,830	999,569
Proceeds from sale of marketable debt securities	446,076	339,095	449,723
Proceeds from maturities of marketable debt securities from customer funds	—	—	73,000
Proceeds from sale of marketable debt securities from customer funds	—	—	316,576
Payments for originations of consumer receivables	(29,318,390)	(23,968,787)	(18,361,871)
Proceeds from principal repayments and sales of consumer receivables	29,922,371	24,241,651	18,192,470
Purchases of property and equipment	(153,947)	(151,151)	(170,815)
Purchases of other investments	(53,934)	(38,822)	(56,712)
Business combinations, net of cash acquired	—	—	539,453
Net cash provided by investing activities	649,952	683,201	1,225,696

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from issuance of senior notes	2,000,000	—	—
Payments of debt issuance costs from issuance of senior notes	(26,619)	—	—
Repayments of Paycheck Protection Program Liquidity Facility advances	—	(16,840)	(480,694)
Payments to redeem convertible notes	—	(461,761)	(1,071,788)
Proceeds from warehouse facilities borrowings	1,255,745	1,387,662	1,620,805
Repayments of warehouse facilities borrowings	(1,329,729)	(1,118,083)	(391,463)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	154,779	130,433	81,768
Payments for tax withholding related to vesting of restricted stock units	—	—	(4,735)
Net increase in interest-bearing deposits	74,856	25,135	82,049
Repurchases of common stock	(1,170,339)	(156,812)	—
Other financing activities	(18,473)	(19,977)	(87,692)
Change in customer funds, restricted from use in the Company's operations	1,012,442	(9,894)	349,330
Net cash provided by (used in) financing activities	1,952,662	(240,137)	97,580
Effect of foreign exchange rate on cash and cash equivalents	(88,539)	29,156	(38,363)
Net increase in cash, cash equivalents, restricted cash, and customer funds	4,221,425	573,181	1,460,816
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	9,009,087	8,435,906	6,975,090
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$13,230,512	$9,009,087	$8,435,906

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$8,075,247	$4,996,465	$4,544,202
Short-term restricted cash	902,478	770,380	639,780
Long-term restricted cash	69,915	71,812	71,600
Customer funds cash and cash equivalents	4,182,872	3,170,430	3,180,324
Total	$13,230,512	$9,009,087	$8,435,906

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, provide reporting and analytics, and facilitating next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financial services; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, buy now, pay later ("BNPL"), borrow, or save their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, including outcomes from claims and disputes, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, determination of goodwill and intangible asset impairment charges, determination of allowance for loan loss reserves for loans held for investment, determination of allowance for credit losses for consumer receivables, allocation of acquired goodwill to reporting units, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

The Company's estimates of valuation of loans held for sale and investment, allowance for credit losses associated with consumer receivables and loans held for investment, and accrued transaction losses are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 5, Fair Value Measurements for further details on amortized cost and fair value of the loans; Note 6, Consumer Receivables, net for further details on consumer receivables; and Note 11, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.

Concentration of Credit Risk

For the years ended December 31, 2024, 2023, and 2022, the Company had no customer that accounted for greater than 10% of total net revenue.

As of December 31, 2024, the Company had three third-party payment processors that represented approximately 42%, 17% and 13% of settlements receivable. As of December 31, 2023, the company had two third-party payment processors that represented approximately 46% and 35% of settlements receivable. In both years, all other third-party processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation (“ASC 810”), there are two models for determining whether a subsidiary is to be consolidated. Under the voting interest model, we consolidate entities where we are deemed to have a controlling financial interest. We also consolidate any variable interest entity (“VIE”) where we are deemed to be the primary beneficiary. The primary beneficiary is the party that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As described in Note 14, Indebtedness, we have formed wholly owned Warehouse Special Purpose Entities ("SPEs"), which qualify as VIEs under ASC 810. We have determined that we are the primary beneficiary of all Warehouse SPEs, which we therefore consolidate. We evaluate our relationships with all the VIEs on an ongoing basis to determine if we continue to be the primary beneficiary. As of December 31, 2024 and 2023, the Company had $402.9 million and $406.6 million, respectively, in restricted cash related to VIE's. All intercompany transactions and balances have been eliminated upon consolidation.

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

Subscription and Services-based Revenue

Subscription and services-based revenue is primarily comprised of revenue the Company generates from Cash App Instant Deposit, Cash App Card, interest earned on customer funds, bitcoin withdrawal fees, Square Loans, Cash App Borrow, the Company's BNPL platform, TIDAL, and various other software as a service ("SaaS") products.

Instant Deposit is a functionality within the Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts for a percentage-based fee of the amounts deposited.

The Cash App Card offers customers the ability to store funds in the Cash App and subsequently use these funds via a Visa prepaid card that is linked to the balance the customer stores in Cash App. The Company charges the customer a per transaction fee when they instantly deposit funds to their bank account or withdraw funds from an ATM. The Company also earns interchange fees when a Cash App Card is used to make a purchase. These transaction and interchange fees are treated as revenue when charged. While the Company is restricted from using the stored funds in the Company's operations, the Company may invest a portion of these funds in short-term marketable debt securities to generate interest income which is reported as revenue. Interest earned on customer funds related to Cash App Card was $185.2 million and $142.2 million for the years ended December 31, 2024 and December 31, 2023, respectively. Interest earned on customer funds was immaterial for the year ended December 31, 2022.

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

Cash App Borrow, the first credit product for Cash App customers, allows customers to access short-term loans for a small fee. The loans are repaid at the end of the loan term and customers may elect to prepay all or a part of the outstanding balance. If the outstanding balance is not paid when due, late fees in the form of interest may be charged. The short-term loans are facilitated through a partnership with an industrial bank. The loans are originated by the bank partner, from whom the Company purchases the loans obtaining all rights, title, and interest. Net amounts paid to the bank are recorded as the cost of the loans purchased, and amounts collected in excess of the carrying value are recognized as revenue over the life of the loans. The loan fee and late fees are recorded within subscription and services-based revenue on the consolidated statement of operations.

Through the BNPL platform, consumers can pay for their purchases over time by splitting their purchase price into generally three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). The Company generally pays the seller the full order value upfront, less taxes, if applicable, and a merchant fee, which consists of fixed and variable rates as contracted with the sellers. The Company also incurs other costs such as fees paid to third-party partners and processing fees to complete the consumer purchase transaction. The Company generally assumes non-repayment risk from the consumers. The Company initially recognizes a consumer receivable equal to net amounts paid to the seller plus any costs incurred to originate the consumer receivable. The Company recognizes the merchant fee less costs incurred to originate the consumer receivables as revenue using the effective interest method. This revenue is included within subscription and services-based revenue on the consolidated statement of operations. The effective interest rate is determined based on estimated future cash receipts over the expected life of the consumer receivable, having consideration for the historical repayment pattern of the consumer receivables on a portfolio basis. For the majority of the Company's BNPL products, consumers are not charged interest or fees, other than late fees which may be charged in certain regions by the Company as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. The Company also offers the ability for consumers to pay for larger transaction sizes over a six- or twelve-month period using a monthly payment option, which includes no late fees and no compounding interest with a cap on total interest owed. The Company sells certain consumer receivables to a third party investor and records the gain or loss on sale as revenue within subscription and services-based revenue. Additionally, the Company is retained to service the consumer receivables and earns a servicing fee, which is recorded within subscription and services-based revenue as the services are delivered.

Through the BNPL platform, the Company also has an ads and affiliate program for its merchants. For affiliate relationships, the Company receives a commission when a consumer completes a purchase from within the BNPL platform, which is recognized as a fee earned in connection with the origination of a consumer receivable and recognized as revenue using the effective interest method. The Company may also receive digital advertising revenue on clicks, typically earned on a cost per click (“CPC”) basis, to merchant sites from the BNPL platform, in addition to flat fees for premium ad placements. Revenue from CPC arrangements are generally recognized in the period the user click is delivered. This revenue is included within subscription and services-based revenue on the consolidated statement of operations.

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

Severance and Other Restructuring Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time involuntary benefit arrangements and other costs are generally recognized in the period in which the liability is incurred. The Company recorded $26.8 million and $104.0 million of severance and other related expenses for the years ended December 31, 2024 and 2023, respectively, as part of product development, sales and marketing, and general and administrative within the Company's operating expenses. The Company also assesses its assets for impairment in connection with restructuring and other exit activities when the carrying amount of the related assets may not be fully recoverable, in accordance with the appropriate accounting guidance.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the consolidated statements of operations. Total advertising costs for the years ended December 31, 2024, 2023, and 2022 were $338.1 million, $360.1 million, and $544.2 million, respectively. The Company also records services, incentives, and other costs to customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $889.9 million, $898.3 million, and $840.0 million, for the years ended December 31, 2024, 2023, and 2022, respectively, for such expenses.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock units ("RSUs"), and purchases under the Company’s 2015 Employee Stock Purchase Plan ("ESPP"), which is measured based on the grant-date fair value. The fair value of RSUs is determined by the closing price of the Company’s common stock on each grant date. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate, and expected dividends. The Company uses the simplified calculation of expected term, defined as an average of the vesting term and the contractual term to maturity. Expected volatility is based on a weighted-average of the historical volatilities of the Company's common stock. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Generally, share-based compensation expense is recorded on a straight-line basis over the requisite service period. RSUs typically vest over a term of four years. The Company accounts for forfeitures as they occur.

Interest Income and Expense

Interest income consists of interest income from the Company's investment in marketable debt securities and was $156.2 million and $126.6 million for the year ended December 31, 2024 and 2023, respectively. Interest income was immaterial for the year ended December 31, 2022. Interest expense consists primarily of the Company's long-term debt and was $165.5 million for the year ended December 31, 2024. Interest expense was immaterial for the years ended December 31, 2023 and December 31, 2022.

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

The Company's short-term restricted cash was $902.5 million and $770.4 million as of December 31, 2024 and 2023, respectively. The majority of the balance as of December 31, 2024 was comprised of the wholly-owned consolidated entities used in the warehouse funding facility arrangements. This restricted cash will be used to pay the borrowings under the warehouse funding facilities or will be distributed to the Company. The Company's total restricted cash also includes pledged cash deposits in accounts at the financial institutions that process the Company's sellers' payment transactions and collateral pursuant to various agreements with banks relating to the Company's products. The Company uses restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments.

The Company's long-term restricted cash of $69.9 million and $71.8 million as of December 31, 2024 and December 31, 2023, respectively, is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. The Company has recorded these amounts as non-current assets on the consolidated balance sheets as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Customer Loans

Loan products consist primarily of flex loans, term loans and Cash App Borrow which are described in detail under the section titled Subscription and Services-based Revenue above.

The Company classifies customer loans as loans held for sale when the Company has the intent to sell all of its rights, title, and interest in these loans to third-party investors, and there is an available market for such loans. The Company classifies customer loans as loans held for investment when the Company has both the intent and ability to hold for the foreseeable future, or until maturity or payoff. The Company designates all its loans as held for sale upon origination, of which the majority are sold. Loans held by Square Financial Services that are not sold within one to two business days from origination are reclassified as held for investment, while all the other loans continue to be classified as held for sale. For the year ended December 31, 2024, $903.8 million of total loan balances was reclassified from loans held for sale to loans held for investment. For the years ended December 31, 2024, 2023 and 2022, net gains on sales of loans were $236.8 million, $196.1 million, and $164.3 million respectively. Since the loans are classified as held for sale at origination, all the cash flows associated with these loans are disclosed as a component of cash flows from operating activities.

Loans Held for Sale

Loans held for sale are recorded at the lower of amortized cost or fair value determined on an individual loan basis. To determine the fair value the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data. The Company recognizes a charge within transaction, loan, and consumer receivable losses on the consolidated statement of operations whenever the amortized cost of a loan exceeds its fair value, with such charges being reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. Loans are charged-off in accordance with our charge-off policies. Square Loans that are 120 days or more past due, and Cash Borrow loans that are 90 days or more past due, are generally considered to be uncollectible and are charged off. Past due status is based on the contractual terms of the loans. A loan that is initially designated as held for sale may be reclassified to held for investment if and when the Company's intent for that loan changes.

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

Consumer Receivables

The Company evaluates its consumer receivables as a single homogeneous portfolio as it is comprised of a single product type, point-of-sale unsecured installment loans. The Company classifies consumer receivables as held for investment when the Company has the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the year ended December 31, 2024, $438.6 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties. Net losses on sales of consumer receivables were immaterial for the years ended December 31, 2024, 2023 and 2022. Consumer receivables are reported at amortized cost, which includes the cost to originate the consumer receivables, adjusted for unearned merchant fees, origination costs, charge-offs, and the allowance for credit losses. Refer to Note 6, Consumer Receivables, net for more information.

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

Settlements Receivable

Settlements receivable represents amounts due from third-party payment processors for customer transactions. Settlements receivable are typically received or paid within one or two business days of the transaction date. Under the terms of arrangements, some of the processors may process both transaction receivables and payables. Additionally, the terms may allow processors the right of offset for the amounts due to and due from the Company. No valuation allowances have been established for settlements receivable, as funds are due from large, well-established financial institutions with no historical collections issue.

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

The Company’s bitcoin investment is initially recorded at cost, inclusive of transaction costs, and the Company uses the ‘first-in, first-out’ method to determine the cost basis. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through the Company’s consolidated statements of operations. For the year ended December 31, 2024, the Company has purchased an approximate cumulative $31.5 million in bitcoin for investment purposes. For the years ended December 31, 2024 and 2023, the Company recognized gains of $420.9 million and $207.1 million from the remeasurement of the Company's bitcoin investment.

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

Refer to Note 12, Other Consolidated Balance Sheet Components (Non-Current) and Note 13, Bitcoin, for more information.

Bitcoin Held for Other Parties

The Company adopted the SEC's Staff Accounting Bulletin No. 121 ("SAB 121"), in June 2022. SAB 121 expressed the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform and requires entities that hold crypto-assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users.

In January 2025, the SEC staff released Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinded SAB 121. The Company early adopted SAB 122 as of December 31, 2024, resulting in the Company derecognizing the previously recognized safeguarding obligation liability related to bitcoin held for other parties and the corresponding safeguarding asset related to bitcoin held for other parties. Refer to the Recent Accounting Pronouncements section below for further information.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation, which is computed on a straight-line basis over the asset’s estimated useful life. The estimated useful lives of property and equipment are described below:

Property and Equipment	Useful Life
Capitalized software	18 months
Computer equipment, data center equipment, and computer software	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Lesser of ten years or remaining lease term

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

The Company evaluates ROU assets related to leases for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount of a ROU asset may not be recoverable. When a decision has been made to exit a lease prior to the contractual term or to sublease that space, the Company evaluates the asset for impairment and recognizes the associated impact to the ROU asset and related expense, if applicable. The evaluation is performed at the asset group level initially and when appropriate, at the lowest level of identifiable cash flows, which is at the individual lease level. Undiscounted cash flows expected to be generated by the related ROU assets are estimated over the ROU assets’ useful lives. If the evaluation indicates that the carrying amount of the ROU assets may not be recoverable, any potential impairment is measured based upon the fair value of the related ROU asset or asset group as determined by appropriate valuation techniques. For the periods presented, the Company recorded no material impairment charges.

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

Goodwill and Long-Lived Assets, including Acquired Intangible Assets

The Company evaluates the recoverability of property and equipment and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated. If the carrying amount of the long–lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third–party independent appraisals, as considered necessary. For the periods presented, the Company recorded no material impairment charges related to intangible assets.

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

Segments

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. The Company's CODM is the Block Head and Chairperson. The Company has two reportable segments, Square and Cash App. Products and services that are not assigned to a specific reportable segment, including TIDAL and other emerging ecosystems, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM uses segment gross profit for each segment during the annual budgeting and forecasting process. Further, the CODM uses gross profit as the metric to guide the business trajectory and to consider the overall gross profit growth by segment on a quarterly basis, when making decisions about the allocation of operating and capital resources to each segment. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

Recent Accounting Pronouncements

In June 2022, the Company adopted Staff Accounting Bulletin No. 121 (“SAB 121”), which required accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. The guidance required entities that hold crypto-assets on behalf of platform users to recognize a liability, and corresponding asset, to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users and measure at the fair value at each reporting date. Subsequently, in January 2025, the SEC staff released Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinded SAB 121. SAB 122 allows entities to apply existing accounting principles to determine the appropriate accounting treatment for obligations related to the safeguarding of crypto-assets, considering the risks and uncertainties associated with those obligations. Existing requirements to provide disclosures that allow investors to understand an entity’s obligation to safeguard crypto-assets held for others continue to apply. The Company early adopted SAB 122 as of December 31, 2024 and applied the guidance retrospectively, resulting in the reversal of $1.0 billion of the Company's safeguarding liability and corresponding asset as of December 31, 2023. The adoption had no impact on previously reported consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders' equity, or statements of cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM, the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. The Company adopted this guidance effective for the annual reporting period beginning January 1, 2024, and has applied the guidance retrospectively. The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures. Refer to Note 20, Segment and Geographical Information for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In March 2024, the SEC adopted rules that require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. The rules will also require registrants to quantify certain effects of severe weather events and other natural conditions in their audited financial statements. On April 4, 2024, the SEC voluntarily stayed the implementation of the rules pending the judicial review of challenges to the rules in the Eighth Circuit Court of Appeals. As proposed, the new rules would have been effective for fiscal years beginning in 2025, except for the greenhouse gas emissions disclosures, which would have been effective for fiscal years beginning in 2026. The Company is currently monitoring the development of whether and if these rules will become effective.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date ("ASU 2025-01"). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue from contracts with customers:
Transaction-based revenue	$6,613,680	$6,315,301	$5,701,540
Subscription and services-based revenue	4,865,389	4,319,825	3,385,784
Hardware revenue	143,369	157,178	164,418
Bitcoin revenue	10,199,205	9,498,302	7,112,856
Revenue from other sources:
Subscription and services-based revenue (i)	2,299,410	1,625,017	1,166,989
Total net revenue	$24,121,053	$21,915,623	$17,531,587

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans, revenue generated from consumer receivables originated through our BNPL platform, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$34,454	$15	$(1)	$34,468
Corporate bonds	160,238	248	(96)	160,390
Commercial paper	333	—	—	333
Municipal securities	398	1	—	399
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	206,340	449	(4)	206,785
Total	$402,814	$713	$(101)	$403,426

Long-term debt securities:
U.S. agency securities	$49,017	$23	$(10)	$49,030
Corporate bonds	195,035	693	(384)	195,344
Municipal securities	4,592	4	(251)	4,345
U.S. government securities	222,164	1,218	(124)	223,258
Total	$470,808	$1,938	$(769)	$471,977

The Company's short-term and long-term investments as of December 31, 2023 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$68,778	$—	$(1,263)	$67,515
Corporate bonds	216,864	96	(1,733)	215,227
Commercial paper	15,159	—	—	15,159
Municipal securities	9,396	—	(231)	9,165
Certificates of deposit	3,856	—	—	3,856
U.S. government securities	544,145	210	(4,357)	539,998
Foreign government securities	1,000	—	(19)	981
Total	$859,198	$306	$(7,603)	$851,901

Long-term debt securities:
Corporate bonds	$94,564	$809	$(45)	$95,328
Municipal securities	2,495	55	(138)	2,412
U.S. government securities	152,549	875	(37)	153,387
Total	$249,608	$1,739	$(220)	$251,127

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2024 and 2023, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$18,954	$(1)	$—	$—	$18,954	$(1)
Corporate bonds	50,905	(93)	1,995	(3)	52,900	(96)
U.S. government securities	—	—	3,994	(4)	3,994	(4)
Total	$69,859	$(94)	$5,989	$(7)	$75,848	$(101)

Long-term debt securities:
U.S. agency securities	$9,990	$(10)	$—	$—	$9,990	$(10)
Corporate bonds	80,550	(384)	—	—	80,550	(384)
Municipal securities	2,848	(128)	363	(123)	3,211	(251)
U.S. government securities	58,681	(124)	—	—	58,681	(124)
Total	$152,069	$(646)	$363	$(123)	$152,432	$(769)

	December 31, 2023
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$9,770	$(10)	$57,745	$(1,253)	$67,515	$(1,263)
Corporate bonds	61,054	(60)	110,706	(1,673)	171,760	(1,733)
Municipal securities	—	—	9,165	(231)	9,165	(231)
U.S. government securities	80,724	(113)	207,183	(4,243)	287,907	(4,356)
Foreign government securities	—	—	981	(19)	981	(19)
Total	$151,548	$(183)	$385,780	$(7,419)	$537,328	$(7,602)

Long-term debt securities:
Corporate bonds	$11,819	$(31)	$2,274	$(14)	$14,093	$(45)
Municipal securities	976	(24)	383	(112)	1,359	(136)
U.S. government securities	28,474	(37)	—	—	28,474	(37)
Total	$41,269	$(92)	$2,657	$(126)	$43,926	$(218)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$402,814	$403,426
Due in one to five years	470,808	471,977
Total	$873,622	$875,403

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2024	December 31, 2023
Cash	$3,195,253	$2,137,634
Cash equivalents:
Money market funds	4,645	4,042
Reverse repurchase agreement (i)	982,974	1,028,754
Total customer funds	$4,182,872	$3,170,430

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
The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$857,196	$—	$—	$960,705	$—	$—
U.S. government securities	26,951	—	—	29,788	—	—
Commercial paper	—	509	—	—	4,993	—
Corporate bonds	—	—	—	—	699	—
Restricted Cash:
Money market funds	319,800	—	—	291,374	—	—
Customer funds:
Money market funds	4,645	—	—	4,042	—	—
Reverse repurchase agreement	982,974	—	—	1,028,754	—	—
Short-term debt securities:
U.S. government securities	206,785	—	—	539,998	—	—
Corporate bonds	—	160,390	—	—	215,227	—
U.S. agency securities	—	34,468	—	—	67,515	—
Commercial paper	—	333	—	—	15,159	—
Municipal securities	—	399	—	—	9,165	—
Certificates of deposit	—	1,051	—	—	3,856	—
Foreign government securities	—	—	—	—	981	—
Long-term debt securities:
U.S. government securities	223,258	—	—	153,387	—	—
Corporate bonds	—	195,344	—	—	95,328	—
U.S. agency securities	—	49,030	—	—	—	—
Municipal securities	—	4,345	—	—	2,412	—
Other:
Bitcoin investment (i)	792,282	—	—	339,898	—	—
Investment in marketable equity securities	5,407	—	—	8,267	—	—
Total assets (liabilities) measured at fair value	$3,419,298	$445,869	$—	$3,356,213	$415,335	$—
(i) The Company holds an immaterial amount of bitcoin for operating purposes and, given the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the fair value approximates carrying value. Refer to Note 1, Description of Business and Summary of Significant Accounting Policies and Note 13, Bitcoin for more details.

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$996,017	$960,589	$993,208	$938,105
2031 Senior Notes	990,971	873,868	989,567	879,913
2032 Senior Notes	1,975,026	1,999,220	—	—
2025 Convertible Notes	999,497	991,941	996,437	979,776
2026 Convertible Notes	572,723	533,154	571,014	501,910
2027 Convertible Notes	571,202	497,517	569,865	468,475
Total	$6,105,436	$5,856,289	$4,120,091	$3,768,179

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$1,111,107	$1,112,746	$775,424	$783,464
Loans held for investment	365,062	382,542	247,631	258,684
Total	$1,476,169	$1,495,288	$1,023,055	$1,042,148

For the years ended December 31, 2024, 2023, and 2022, the Company recorded incremental charges for the excess of amortized cost over the fair value of the loans of $290.2 million, $111.2 million, and $78.0 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data in developing such estimates and assumptions. As of December 31, 2024, there were no material changes to the Company's estimates of fair value, and the Company will continue to evaluate facts and circumstances that could impact its estimates and affect its results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2024, 2023, and 2022, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

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

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2024, the amortized cost of Pass rated consumer receivables was $2.6 billion and the amount of Classified consumer receivables was $110.2 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	December 31, 2024	December 31, 2023
Non-delinquent loans	$2,227,348	$2,074,532
1 - 60 days past due	369,173	453,412
61 - 90 days past due	29,334	26,798
90+ days past due	80,817	75,227
Total amortized cost	$2,706,672	$2,629,969

The amount listed as 1 - 60 days past due in the above table includes $266.7 million and $365.4 million of cash in transit as of December 31, 2024 and December 31, 2023, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the consolidated statements of operations in the period they were recovered. The amount of recoveries for the year ended December 31, 2024 and December 31, 2023 were immaterial.

The following table summarizes activity in the allowance for credit losses subsequent to the acquisition of Afterpay (in thousands):

	Year Ended December 31,
	2024	2023
Allowance for credit losses, beginning of the period	$185,275	$151,290
Provision for credit losses	293,921	261,296
Charge-offs and other adjustments	(271,727)	(228,845)
Foreign exchange effect	(5,676)	1,534
Allowance for credit losses, end of the period	$201,793	$185,275

NOTE 7 - CUSTOMER LOANS

Loans Held for Investment

The Company originates loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of December 31, 2024 and 2023, the Company held $365.1 million and $247.6 million, respectively, as loans held for investment, net of allowance, included in other current assets on the consolidated balance sheets. Refer to Note 11, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for loan losses, amount of charge offs recorded, and amount of recoveries as of December 31, 2024 and December 31, 2023 were immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of December 31, 2024 and December 31, 2023, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified". Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2024 and 2023, the amortized cost of Pass rated loans was $385.2 million and $261.4 million, respectively, and the amount of Classified loans was immaterial for both periods.

Loans Held For Sale

The Company classifies loans as held for sale when there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale primarily include Square Loans and Cash App Borrow products. Square Loans are loans facilitated by Square Financial Services to qualified Square sellers, while Cash App Borrow is a credit product for consumers that allows customers to access short-term loans for a small fee. Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due, and Cash Borrow loans that are 90 days or more past due, are generally considered to be uncollectible and are written off. Past due status is based on the contractual terms of the loans.

The Company aggregates loans held for sale by the intended customer of the loan product. Commercial loans held for sale include Square Loans, Consumer loans held for sale include loans initiated through Cash App Borrow and consumer lending loans, and Other loans held for sale include loans outside of consumer and commercial loans.

The following table presents the Company’s loans held for sale aggregated by category (in thousands):

	December 31, 2024	December 31, 2023
Consumer	$652,489	$274,630
Commercial	404,844	478,128
Other	53,774	22,666
Total	$1,111,107	$775,424

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The following table details property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2024	December 31, 2023
Capitalized software	$362,418	$243,214
Computer equipment	254,742	224,127
Leasehold improvements	126,221	123,218
Office furniture and equipment	27,706	28,798
Total	771,087	619,357
Less: Accumulated depreciation and amortization	(456,655)	(323,301)
Property and equipment, net	$314,432	$296,056

Depreciation and amortization expense on property and equipment was $153.1 million, $172.8 million, and $131.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in the carrying value of goodwill was as follows (in thousands):

Balance at December 31, 2022	$11,966,761
Acquisitions	7,921
Foreign currency translation adjustments	77,351
Impairment charge	(132,313)
Balance at December 31, 2023	11,919,720
Foreign currency translation adjustments	(428,790)
Impairment charge	(73,508)
Balance at December 31, 2024	$11,417,422

As discussed further in Note 20, Segment and Geographical Information, the Company has two reportable segments, Square and Cash App. For purposes of completing its goodwill impairment tests, the Company performs either a qualitative or a quantitative analysis on a reporting unit basis. In the fourth quarter of 2024 and 2023, the Company performed quantitative goodwill impairment testing of its reporting units and recognized impairment charges of $73.5 million and $132.3 million, respectively, related to the TIDAL reporting unit. The impairment charges were as a result of changes in TIDAL's strategic focus, including terminations of certain revenue arrangements and investment into new product areas. These charges are included within general and administrative expenses in the Company's consolidated statements of operations. The fair value of the TIDAL reporting unit was estimated by evaluating the cost approach, based on the value of the reporting unit's net assets, and the income approach, which was based upon the present value of estimated future cash flows. The Company performed its annual goodwill impairment assessment as of December 31, 2024 and concluded no additional goodwill impairment should be recognized.

The change in the carrying value of goodwill allocated to the reportable segments was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Balance at December 31, 2022	$5,852,930	$5,915,946	$197,885	$11,966,761
Acquisitions	—	—	7,921	7,921
Foreign currency translation adjustments	77,351	—	—	77,351
Reallocation between segments	720,847	(720,847)	—	—
Impairment charge	—	—	(132,313)	(132,313)
Balance at December 31, 2023	6,651,128	5,195,099	73,493	11,919,720
Foreign currency translation adjustments	(236,041)	(192,764)	15	(428,790)
Impairment charge	—	—	(73,508)	(73,508)
Balance at December 31, 2024	$6,415,087	$5,002,335	$—	$11,417,422

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at December 31, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$353,791	$(241,110)	$112,681
Customer assets	15 years	1,401,102	(332,153)	1,068,949
Trade names	9 years	383,838	(132,590)	251,248
Other	7 years	5,299	(5,110)	189
Total		$2,144,030	$(710,963)	$1,433,067

	Balance at December 31, 2023
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$393,511	$(201,409)	$192,102
Customer assets	14 years	1,473,970	(237,316)	1,236,654
Trade names	9 years	428,944	(102,774)	326,170
Other	9 years	13,299	(6,704)	6,595
Total		$2,309,724	$(548,203)	$1,761,521

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Acquired intangible assets, net, beginning of the period	$1,761,521	$2,014,034	$257,049
Acquisitions	7,536	6,300	2,006,490
Amortization expense	(223,072)	(246,873)	(208,952)
Foreign currency translation and other adjustments	(112,918)	(11,940)	(40,553)
Acquired intangible assets, net, end of the period	$1,433,067	$1,761,521	$2,014,034

The estimated future amortization expense of intangible assets as of December 31, 2024 is as follows (in thousands):

2025	$190,611
2026	180,407
2027	136,843
2028	133,055
Thereafter	792,151
Total	$1,433,067

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2024	December 31, 2023
Restricted cash (i)	$902,478	$770,380
Processing costs receivable	478,767	365,153
Loans held for investment, net of allowance for loan losses (ii)	365,062	247,631
Accounts receivable, net	148,898	134,824
Prepaid expenses	129,343	100,770
Inventory, net	104,990	110,097
Short term deposits (iii)	87,968	397,630
Other	324,198	227,003
Total	$2,541,704	$2,353,488

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

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	December 31, 2024	December 31, 2023
Accrued expenses	$725,339	$538,812
Customer deposits	241,884	167,028
Accounts payable	117,963	142,554
Accrued transaction losses (i)	58,580	54,042
Accrued royalties	57,605	62,140
Operating lease liabilities, current	52,880	53,721
Other	270,898	316,372
Total	$1,525,149	$1,334,669

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Year Ended December 31,
	2024	2023
Accrued transaction losses, beginning of the period	$54,042	$64,539
Provision for transaction losses	111,163	95,885
Charge-offs to accrued transaction losses	(106,625)	(106,382)
Accrued transaction losses, end of the period	$58,580	$54,042

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions and negative balances, that are uncertain in nature. The Company recorded $274.8 million and $405.6 million for the years ended December 31, 2024 and 2023, respectively, for such losses.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2024	December 31, 2023
Bitcoin investment (i)	$792,282	$339,898
Investment in non-marketable equity securities (ii)	245,557	205,268
Restricted cash	69,915	71,812
Other	131,794	113,111
Total	$1,239,548	$730,089

(i) Refer to Note 13, Bitcoin for further details.

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

The adjustments to the carrying value of the Company's non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	December 31, 2024	December 31, 2023
Carrying amount, beginning of period	$205,268	$208,880
Net additions	4,500	4,500
Gross unrealized gains	70,702	—
Gross unrealized losses and impairments	(34,913)	(8,112)
Carrying amount, end of period	$245,557	$205,268

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-marketable equity securities measured using the measurement alternative (in thousands):

	December 31, 2024	December 31, 2023
Upward adjustments	$155,329	$115,187
Downward adjustments (including impairment)	$(2,061)	$(2,707)

NOTE 13 - BITCOIN

A) Company Owned Bitcoin

Bitcoin investment

The Company's bitcoin investment, which is included within “Other non-current assets” on the consolidated balance sheets, is remeasured at fair value at the end of each reporting period. As of December 31, 2024 and 2023, the Company held approximately 8,485 and 8,038 bitcoins for investment purposes with a cost basis of $251.5 million and $220.0 million, respectively. The following table summarizes the changes in the Company’s bitcoin investment (in thousands, except number of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2022	8,038	$102,303
Cumulative effect of adoption of ASU 2023-08	—	30,511
Remeasurement	—	207,084
Balance at December 31, 2023	8,038	$339,898
Additions	447	31,466
Remeasurement	—	420,918
Balance at December 31, 2024	8,485	$792,282

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

	Amount of bitcoin	Value
Balance at December 31, 2022	638	$10,941
Additions	335,213	9,369,762
Dispositions	(335,467)	(9,364,010)
Balance at December 31, 2023	384	$16,693
Additions	158,775	9,940,634
Dispositions	(159,001)	(9,941,995)
Balance at December 31, 2024	158	$15,332

Given the Company holds a small amount of bitcoin for operating purposes and such bitcoin is held for only a short period, typically less than a day, any remeasurement gains or losses on the Company's bitcoin for operating purposes were immaterial.

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of December 31, 2024.

NOTE 14 - INDEBTEDNESS

A) Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement (as amended, the "Credit Agreement") with certain lenders, which provides for a $775.0 million senior unsecured revolving credit facility maturing on June 9, 2028. The Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement, plus undrawn available commitments under the Credit Agreement) of at least $250.0 million, tested on the last day of each fiscal quarter. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Credit Agreement. To date, no funds have been drawn and no letters of credit have been issued under the Credit Agreement. As of December 31, 2024, $775.0 million remained available for draw subject to compliance with our covenants. The Company incurred immaterial unused commitment fees during the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

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

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of December 31, 2024 and 2023.

B) Warehouse Funding Facilities

Following the acquisition of Afterpay, the Company assumed Afterpay's existing warehouse funding facilities. The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”). The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund the Company's BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

These Warehouse Facilities have maturity dates through September 2027. As of December 31, 2024, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $1.5 billion was drawn and $253.9 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of December 31, 2024. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $72.0 million, $65.9 million, and $16.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

December 31, 2024
2025 (i)	$185,000
2026	533,609
2027	763,071
Total	$1,481,680

(i) Future scheduled principal payments in 2025 are disclosed as warehouse funding facilities, current portion within total current liabilities on the consolidated balance sheet.

C) Notes

Senior Unsecured Notes due in 2026 and 2031

On May 20, 2021, the Company issued $2.0 billion in aggregate principal amount of senior unsecured notes comprised of $1.0 billion in aggregate principal amount of senior unsecured notes due 2026 ("2026 Senior Notes") and $1.0 billion in aggregate principal amount of senior unsecured notes due 2031 ("2031 Senior Notes"). The 2026 Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased, and bear interest at a rate of 2.75% payable semi-annually on June 1 and December 1 of each year. The 2031 Senior Notes mature on June 1, 2031, unless earlier redeemed or repurchased, and bear interest at a rate of 3.50% payable semi-annually on June 1 and December 1 of each year. The 2026 Senior Notes and 2031 Senior Notes are subject to optional redemption provisions. At any time prior to May 1, 2026, in the case of the 2026 Senior Notes, and March 1, 2031, in the case of the 2031 Senior Notes, the Company may redeem the applicable series in whole or part at a price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium and accrued and unpaid interest, if any, to but excluding the redemption date. The applicable premium for any note is the greater of: (i) 1.0% of the principal amount of such note, and (ii) the excess, if any, of (a) the present value at the redemption date of all scheduled payments of interest plus principal on such note (excluding accrued but unpaid interest, if any, to, but excluding, the redemption date) computed using a discount rate equal to the Treasury Rate as of such redemption date plus 50 basis points, over (b) the principal amount of such note. At any time on or after May 1, 2026, in the case of the 2026 Senior Notes, and March 1, 2031, in the case of the 2031 Senior Notes, the Company may redeem the notes of the applicable series in whole or part at a price of 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to but excluding the redemption date. If the Company experiences a change of control triggering event (as defined in the applicable indenture), the Company must offer to repurchase the 2026 Senior Notes or 2031 Senior Notes, as applicable, at a repurchase price equal to 101% of the principal amount of the applicable notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In the event of default, the trustee or holders of at least 25% in aggregate principal amount of the applicable series of outstanding Senior Notes under the applicable indenture may declare all of the notes of the applicable series to be due and immediately payable. If the event of default is the result of specified events of bankruptcy, insolvency or reorganization, all of the notes of the applicable series will become due without any declaration or action by the trustee or holders. If there is a default in the payment of interest, the Company shall pay the defaulted interest plus, to the extent lawful, interest payable on the defaulted interest at the rate provided in the applicable indenture.

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

Senior Unsecured Notes due 2032

On May 9, 2024, the Company issued $2.0 billion in aggregate principal amount of senior unsecured notes due 2032 ("2032 Senior Notes"). The 2032 Senior Notes mature on May 15, 2032, unless earlier redeemed or repurchased, and bear interest at a rate of 6.50% payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2024. At any time prior to May 15, 2027, the Company may redeem the 2032 Senior Notes, in whole or part, at a price equal to 100% of the principal amount of the 2032 Senior Notes to be redeemed plus an applicable premium and accrued and unpaid interest, if any, to but excluding the redemption date. The applicable premium for the 2032 Senior Notes is the greater of (1) 1.0% of the principal amount of such note, and (2) the excess, if any, of (a) the sum of the present values at the redemption date of (i) the applicable redemption price of such note that would apply if such note were redeemed on May 15, 2027 plus (ii) the remaining scheduled payments of interest due on such note to, and including, May 15, 2027 (excluding accrued but unpaid interest to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the indenture governing the 2032 Senior Notes) plus 50 basis points, over (b) the principal amount of such note to be redeemed. On and after May 15, 2027, the Company may redeem the 2032 Senior Notes at specified prices as set forth in the indenture governing the 2032 Senior Notes plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company experiences a change of control triggering event (as defined in the indenture governing the 2032 Senior Notes), the Company must offer to repurchase the 2032 Senior Notes at a repurchase price equal to 101% of the principal amount of the applicable 2032 Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. In the event of default, the trustee or holders of at least 25% in aggregate principal amount of the outstanding 2032 Senior Notes under the indenture governing the 2032 Senior Notes may declare all of the notes of the 2032 Senior Notes to be due and immediately payable. If the event of default is the result of specified events of bankruptcy, insolvency or reorganization, all of the 2032 Senior Notes will become due without any declaration or action by the trustee or holders. If there is a default in the payment of interest, the Company shall pay the defaulted interest plus, to the extent lawful, interest payable on the defaulted interest at the rate provided in the indenture governing the 2032 Senior Notes.

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

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued $1.15 billion in aggregate principal amount of convertible senior notes comprised of $575.0 million in aggregate principal amount of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million in aggregate principal amount of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bear a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year. Both the 2026 Convertible Notes and 2027 Convertible Notes are convertible at an initial conversion rate of 3.3430 shares of the Company's Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $299.13 per share of Class A common stock. Holders may convert their relevant series of notes at any time prior to the close of business on the business day immediately preceding February 1, 2026 and August 1, 2027 for the 2026 Convertible Notes and 2027 Convertible Notes, respectively, only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) per $1,000 principal amount of 2026 Convertible Notes and 2027 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2026 Convertible Notes and 2027 Convertible Notes for redemption, such relevant series of notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes and 2027 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their relevant series of notes in connection with such an event in certain circumstances. On or after February 1, 2026 in the case of the 2026 Convertible Notes, and on or after August 1, 2027 in the case of the 2027 Convertible Notes, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder of the relevant series of notes may convert all or any portion of its 2026 Convertible Notes or 2027 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. On or after November 5, 2023 for the 2026 Convertible Notes, and on or after November 5, 2024 for the 2027 Convertible Notes, the Company may redeem all or a portion of each series of convertible notes for cash at its option, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the relevant series of notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes and 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the year ended December 31, 2024. As of December 31, 2024, no principal had converted and the if-converted value did not exceed the outstanding principal amount of either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued $1.0 billion in aggregate principal amount of convertible senior notes ("2025 Convertible Notes"). The 2025 Convertible Notes mature on March 1, 2025, unless earlier converted or repurchased, and bear interest at a rate of 0.125% payable semi-annually on March 1 and September 1 of each year. The 2025 Convertible Notes are convertible at an initial conversion rate of 8.2641 shares of the Company's Class A common stock per $1,000 principal amount of 2025 Convertible Notes, which is equivalent to an initial conversion price of approximately $121.01 per share of Class A common stock. Holders may convert their 2025 Convertible Notes at any time prior to the close of business on the business day immediately preceding December 1, 2024 only under the following circumstances: (i) during any calendar quarter, commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price of the Company’s Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price (as defined in the indenture governing the 2025 Convertible Notes) per $1,000 principal amount of 2025 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 2025 Convertible Notes for redemption, such 2025 Convertible Notes called for redemption may be converted at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate events, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the 2025 Convertible Notes) or a transaction resulting in the Company’s Class A common stock converting into other securities or property or assets. In addition, upon occurrence of the specified corporate events prior to the maturity date, the Company would increase the conversion rate for a holder who elects to convert their 2025 Convertible Notes in connection with such an event in certain circumstances. On or after December 1, 2024, up until the close of business on the second scheduled trading day immediately preceding the maturity date, a holder may convert all or any portion of its 2025 Convertible Notes regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its Class A common stock, or a combination of cash and shares of its Class A common stock, at the Company’s election. The Company may redeem for cash all or any part of the 2025 Convertible Notes, at its option, on or after March 5, 2023, if the last reported sale price of the Company's Class A common stock has been at least 130% of the conversion price for the 2025 Convertible Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The circumstances to allow the holders to convert their 2025 Convertible Notes were met in the first quarter of 2021 through the first quarter of 2022. The circumstances were not met in the subsequent periods through the year ended December 31, 2024. As of December 31, 2024, certain holders of the 2025 Convertible Notes converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company has settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock. As of December 31, 2024, the if-converted value did not exceed the outstanding principal amount of the 2025 Convertible Notes.

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes”), together with the 2026 Senior Notes, 2031 Senior Notes, and 2032 Senior Notes (collectively, the "Senior Notes") are collectively referred to as the “Notes.”

The following table summarizes the Company's Notes as of December 31, 2024 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(3,983)	$996,017
2031 Senior Notes	1,000,000	(9,029)	990,971
2032 Senior Notes	2,000,000	(24,974)	1,975,026
2025 Convertible Notes (i)	1,000,000	(503)	999,497
2026 Convertible Notes	575,000	(2,277)	572,723
2027 Convertible Notes	575,000	(3,798)	571,202
Total	$6,150,000	$(44,564)	$6,105,436

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the consolidated balance sheet.

The following table summarizes the Company's Notes as of December 31, 2023 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2031 Senior Notes	$1,000,000	$(10,433)	$989,567
2026 Senior Notes	1,000,000	(6,792)	993,208
2027 Convertible Notes	575,000	(5,135)	569,865
2026 Convertible Notes	575,000	(3,986)	571,014
2025 Convertible Notes	1,000,000	(3,563)	996,437
Total	$4,150,000	$(29,909)	$4,120,091

The Company recognized interest expense on the Notes as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$148,425	$65,566	$66,910
Amortization of debt issuance costs	11,964	10,538	10,979
Total	$160,389	$76,104	$77,889

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

NOTE 15 - INCOME TAXES

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$1,332,836	$(30,304)	$(347,968)
Foreign	24,318	1,161	(217,349)
Income (loss) before income taxes	$1,357,154	$(29,143)	$(565,317)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$46,390	$12,003	$14,352
State	38,489	14,351	17,504
Foreign	71,590	51,506	25,425
Total current provision for income taxes	156,469	77,860	57,281
Deferred:
Federal	(1,481,491)	(58,532)	(59,909)
State	(189,913)	(25,072)	(7,677)
Foreign	5,592	(2,275)	(2,007)
Total deferred benefit from income taxes	(1,665,812)	(85,879)	(69,593)
Total benefit from income taxes	$(1,509,343)	$(8,019)	$(12,312)

The following is a reconciliation of the statutory federal income tax rate to the Company's effective tax rate:

	December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.9	45.9	(1.1)
Foreign rate differential	1.4	(175.6)	(2.0)
Other non-deductible expenses	2.7	(21.7)	(1.2)
Credits	(4.8)	292.9	27.0
Other items	0.1	(2.2)	0.6
Change in valuation allowance	0.4	11.2	(46.7)
Share-based compensation	(2.7)	(16.1)	7.5
Change in uncertain tax positions	1.3	(27.4)	(1.5)
Income/loss inclusions of U.S. foreign subsidiaries	0.9	(216.5)	2.1
Non-deductible executive compensation	0.2	(9.2)	(0.3)
Non-deductible acquisition related costs	—	(15.0)	(3.0)
Foreign exchange gain/loss	0.1	174.1	(0.2)
Impairment loss	2.1	(60.8)	—
Return to provision adjustments	0.3	26.9	—
U.S. valuation allowance release	(96.3)	—	—
Internal Restructuring	(44.4)	—	—
Non-deductible penalties	2.6	—	—
Total	(111.2)%	27.5%	2.2%

The tax effects of temporary differences and related deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Capitalized costs & research and development capitalization	$886,474	$552,731
Accrued expenses	122,470	173,556
Net operating loss carryforwards	388,199	935,289
Tax credit carryforwards	485,266	529,314
Share-based compensation	34,979	45,153
Intangible and other assets	375,316	—
Other	105,976	61,489
Operating lease liability	81,885	85,154
Cryptocurrency investment	—	—
Deferred consideration	9,192	6,943
Convertible notes	18,339	33,952
Total deferred tax assets	2,508,096	2,423,581
Valuation allowance	(646,223)	(2,001,438)
Total deferred tax assets, net of valuation allowance	1,861,873	422,143
Deferred tax liabilities:
Intangible and other assets	—	(332,512)
Unrealized gain on investments	(36,582)	(25,618)
Operating lease right-of-use asset	(52,849)	(60,600)
Cryptocurrency investment	(133,883)	(29,711)
Total deferred tax liabilities	(223,314)	(448,441)
Net deferred tax assets (liabilities)	$1,638,559	$(26,298)

Reported on the consolidated balance sheets as (after valuation allowance and jurisdictional netting):
Deferred tax assets	$1,800,994	$9,397
Deferred tax liabilities	(162,435)	(35,695)
Net deferred tax assets (liabilities)	$1,638,559	$(26,298)

On December 31, 2024, the Company completed certain internal restructuring steps resulting in the internal transfer of rest of world intellectual property from certain international subsidiaries into the U.S. The result of the intellectual property integration is the generation of an Internal Revenue Code ("IRC") Section IRC 197 tax amortizable intangible for the Block, Inc. U.S. consolidated federal tax filing. The IRC 197 intangible is amortizable over 15 years and a deferred tax asset of $376 million is recognized as of December 31, 2024. In addition, as part of the internal restructuring steps, the Company integrated into the Block, Inc. U.S. federal consolidated tax filing group several international subsidiaries: Clearpay S.A.U. (Spain), Clearpay Technology SL (Spain)., Clearpay Finance Limited (UK), and Squareup Pte Ltd. (Singapore). The result of the integration is the generation of additional tax amortizable IRC 197 intangibles and IRC 174 tax amortization for the Block Inc. US consolidated federal tax filing, resulting in a deferred tax asset of $226 million.

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The Company's deferred tax assets and liabilities are primarily related to U.S. operations. In 2024, the Company's U.S. consolidated group generated a current tax provision resulting from, among other factors, increased net earnings, the requirement to capitalize research and development expenses under Internal Revenue Code ("IRC") Section 174, and a decline in stock-based compensation deductions. The Company's U.S. consolidated group has significant deferred tax assets in the form of net operating loss carryovers, tax credit carryovers, capitalized costs resulting from the IRC Section 174 capitalization requirement, and other tax deductible temporary differences.

In the fourth quarter of 2024, based on the relative weight of positive and negative evidence, we concluded that it is more likely than not that a material portion of our U.S. federal and certain state deferred tax assets are realizable due to the following forms of positive evidence: our emergence into a three year cumulative income position, a history of U.S. federal and state taxable income on recent tax return filings, continued utilization and net reduction of federal and state tax attribute carryovers, reversal of deferred tax liabilities, and forecasts of worldwide and U.S. pre-tax earnings. Therefore, we released the valuation allowance associated with a significant portion of our U.S. federal and certain states' deferred tax assets, resulting in a $1.3 billion non-cash benefit to the provision for income taxes. Additionally, the Company has maintained a valuation allowance on certain federal deferred tax assets in the form of loss carryovers that have federal limits or restrictions on utilization, foreign tax credit carryovers, and capital losses which do not have sufficient evidence of future income of the appropriate character to recognize. Further, the Company has maintained a full valuation allowance against its California deferred tax assets, which consist primarily of tax loss carryovers and tax credit carryovers. The Company does not have sufficient evidence of future income to realize the California deferred tax assets on a more likely than not basis.

The Company also has a history of tax losses in certain foreign jurisdictions, which it believes are not more likely than not to be realized as of December 31, 2024. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income. The valuation allowance decreased by approximately $1.4 billion and decreased by $98.9 million during the years ended December 31, 2024, and 2023, respectively. Further, in the fourth quarter of 2024, we reached a settlement with the Singapore tax authorities in relation to historical tax losses incurred by our Singapore subsidiary. The result is a reduction to our tax loss carryover asset of $140 million and a corresponding release of the uncertain tax positions and valuation allowance against the tax loss carryover asset.

As of December 31, 2024, the Company had $669.0 million of federal, $3.8 billion of state, and $767.5 million of foreign net operating loss carryforwards. The remaining federal net operating loss carryforwards have no expiration date. The state operating losses will begin to expire in 2025 and the foreign net operating loss carryforwards will begin to expire in 2027. As of December 31, 2024, the Company had $427.4 million of federal, $316.8 million of state, and $47.3 million of foreign research credit carryforwards. The remaining federal research credit carryforwards will begin to expire in 2040. The state and foreign credit carryforwards have no expiration date.
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
As of December 31, 2024, the Company had unrecognized tax benefits of $633.6 million, of which $107.5 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
The change in the balance of unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefit, beginning of the period	$465,103	$506,512	$448,392
Gross increases and decreases related to prior period tax positions	34,050	(7,348)	5,431
Gross increases and decreases related to current period tax positions	139,217	(30,063)	30,988
Reductions related to lapse of statute of limitations	(4,781)	(3,998)	(2,950)
Gross increases related to acquisitions	—	—	24,651
Unrecognized tax benefit, end of the period	$633,589	$465,103	$506,512

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had total accrued interest and penalties of $23.8 million, $22.1 million, and $9.1 million related to uncertain tax positions for the years ended December 31, 2024, 2023, and 2022, respectively. It is reasonably possible that over the next 12-month period the Company may experience a decrease in its unrecognized tax benefits as a result of tax examinations or lapses of statute of limitations. The estimated decrease in unrecognized tax benefits may range up to $23.8 million.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013, 2014, and 2016 and in Texas for tax years 2015 to 2019. The Company’s various tax years starting with 2009 to 2023 remain open in various taxing jurisdictions.
As of December 31, 2024, the Company has not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the U.S. cumulative undistributed earnings for these non-U.S. subsidiaries as of December 31, 2024 are $125.4 million.

NOTE 16 - STOCKHOLDERS' EQUITY

Common Stock

The Company has two classes of authorized common stock outstanding: Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2024, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Warrants

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties have the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expire evenly over a 60 trading day period starting on June 1, 2025. None of the warrants were exercised as of December 31, 2024.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of December 31, 2024.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of December 31, 2024.

Share Repurchase Program

In October 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On July 25, 2024, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $3 billion of the Company’s Class A common stock. During the year ended December 31, 2024, the Company repurchased 16.9 million shares of its Class A common stock for an aggregate amount of $1.2 billion. As of December 31, 2024, $2.7 billion remained available and authorized for repurchases under this share repurchase program.

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

Stock Plans

The Company maintains two share-based employee compensation plans: the 2009 Stock Plan ("2009 Plan") and the 2015 Equity Incentive Plan ("2015 Plan"). The 2015 Plan serves as the successor to the 2009 Plan. The 2015 Plan became effective as of November 17, 2015. Outstanding awards under the 2009 Plan continue to be subject to the terms and conditions of the 2009 Plan. Since November 17, 2015, no additional awards have been nor will be granted in the future under the 2009 Plan. As of December 31, 2024, the total number of shares subject to stock options ("ISOs" and "NSOs", respectively), restricted stock awards ("RSAs"), and restricted stock units ("RSUs") outstanding under the 2009 Plan was 0.3 million shares.

Under the 2015 Plan, shares of the Company's Class A common stock are reserved for the ISOs and NSOs, RSAs, RSUs, performance shares, and stock bonuses to qualified employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. Initially, 30 million shares were reserved under the 2015 Plan and any shares subject to options or other similar awards granted under the 2009 Plan that expire, are forfeited, are repurchased by the Company or otherwise terminate unexercised will become available under the 2015 Plan. The number of shares available for issuance under the 2015 Plan has been and will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such number of shares determined by the administrator of the Plan. The administrator consists of the Board of Directors who then delegates the responsibilities to the Compensation Committee. As of December 31, 2024, the total number of shares subject to stock options, RSAs, and RSUs outstanding under the 2015 Plan was 39 million shares, and 138 million shares were available for future issuance.

A summary of stock option activity for the year ended December 31, 2024 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the period	4,991	$47.64	3.80	$195,760
Granted	578	74.03
Exercised	(2,646)	23.14
Forfeited	(249)	78.73
Expired	(96)	142.49
Outstanding, end of the period	2,578	$72.17	5.11	$67,966

Exercisable, end of the period	1,952	$70.00	3.95	$60,701

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. Aggregate intrinsic value for stock options exercised for the years ended December 31, 2024, 2023, and 2022 was $145.1 million, $96.1 million, and $211.0 million, respectively.

The total weighted-average grant-date fair value of options granted was $45.81, $39.13, and $73.31 per share for the years ended December 31, 2024, 2023, and 2022, respectively.

Restricted Stock Activity

Activity related to RSUs during the year ended December 31, 2024 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	40,099	$74.76
Granted	22,328	71.26
Vested	(16,223)	79.90
Forfeited	(9,125)	74.32
Unvested, end of the period	37,079	$70.51

The total fair value of shares vested was $1.2 billion, $873.0 million, and $724.2 million in the years ended December 31, 2024, 2023, and 2022, respectively.

Employee Stock Purchase Plan

On November 17, 2015, the Company’s 2015 Employee Stock Purchase Plan ("ESPP") became effective. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 25%, subject to any plan limitations. The ESPP provides for 12-month offering periods. The offering periods are scheduled to start on the first trading day on or after May 15 and November 15 of each year. Each offering period includes two purchase periods, which begin on the first trading day on or after November 15 and May 15, and ending on the last trading day on or before May 15 and November 15, respectively. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the purchase period. The number of shares available for sale under the ESPP will be increased annually on the first day of each fiscal year, equal to the least of (i) 8.4 million shares, (ii) 1% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or (iii) such other amount as determined by the administrator. As of December 31, 2024, 11 million shares had been purchased under the ESPP and 34 million shares were available for future issuance under the ESPP.

Share-Based Compensation

The fair values of stock options granted were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	—%	—%	—%
Risk-free interest rate	4.65%	3.48%	3.08%
Expected volatility	62.92%	62.32%	59.20%
Expected term (years)	6.02	6.02	6.02

The following table summarizes the effects of share-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$707	$601	$494
Product development	903,262	902,130	701,715
Sales and marketing	131,233	130,665	105,231
General and administrative	237,355	242,701	261,849
Total	$1,272,557	$1,276,097	$1,069,289

The Company recorded tax benefits related to stock-based compensation expense of $322.0 million, $228.2 million and $218.9 million, during the years ended December 31, 2024, 2023, and 2022, respectively.

The Company recorded $25.0 million, $63.3 million, and $61.4 million of share-based compensation expense related to the Company's 2015 Employee Stock Purchase Plan during the years ended December 31, 2024, 2023 and 2022, respectively. The total share-based compensation expense for the year ended December 31, 2022 includes a $66.3 million one-time charge related to the acceleration of various share-based arrangements associated with the acquisition of Afterpay.

The Company capitalized $41.2 million, $30.9 million, and $20.7 million of share-based compensation expense related to capitalized software during the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, there was $2.6 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 3 years.

NOTE 17 - NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$2,897,047	$9,772	$(540,747)
Denominator
Shares used to compute basic net income (loss) per share	616,993	608,856	578,949
Basic net income (loss) per share	$4.70	$0.02	$(0.93)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$2,897,047	$9,772	$(540,747)
Interest expense on convertible notes	6,216	—	—
Net income (loss) used to compute diluted net income (loss) per share	$2,903,263	$9,772	$(540,747)
Denominator
Shares used to compute basic net income (loss) per share	616,993	608,856	578,949
Stock options, restricted stock, and employee stock purchase plan	7,289	5,168	—
Convertible notes	12,108	—	—
Shares used to compute diluted net income (loss) per share	636,390	614,024	578,949
Diluted net income (loss) per share	$4.56	$0.02	$(0.93)

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options, restricted stock, and employee stock purchase plan	37,687	40,431	32,185
Convertible notes	—	14,297	18,029
Common stock warrants	12,108	20,243	33,699
Total anti-dilutive securities	49,795	74,971	83,913

NOTE 18 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of December 31, 2024, the Company had recorded right-of-use assets of $10.4 million and associated lease liabilities of $15.8 million related to this lease arrangement.

Under the lease agreement, the Company has an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises the option to terminate the lease.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities. The Company's leases have remaining lease terms of one year to 12 years, some of which include options to extend up to five year terms, or include options to terminate the leases with advanced notice. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. There were no finance lease obligations as of December 31, 2024.

The components of lease costs for the year ended December 31, 2024 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Fixed operating lease costs	$57,232	$77,659
Variable operating lease costs	22,344	22,555
Short-term lease costs	1,939	3,332
Sublease income	(1,119)	(11,933)
Total lease costs	$80,396	$91,613

Other information related to operating leases was as follows:

	Year Ended December 31,
	2024	2023
Weighted-average remaining lease term	6.2 years	7.0 years
Weighted-average discount rate	3.75%	3.62%

Cash flows related to leases were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Payments for operating lease liabilities	$(74,129)	$(93,890)
Supplemental cash flow data:
Right-of-use assets obtained in exchange for operating lease obligations	$36,976	$7,106

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2024 are as follows (in thousands):

2025	$65,306
2026	63,169
2027	58,422
2028	54,115
2029	48,153
Thereafter	85,662
Total	$374,827
Less: Amount representing interest	40,927
Less: Lease incentives	2,642
Total	$331,258

The Company recognized total rental expenses for operating leases of $52.1 million, $75.8 million, and $93.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.

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

As of December 31, 2024, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
2025	$345,622
2026	263,300
2027	315,100
Total	$924,022

Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

In January 2025, the Company entered into a consent order with the Consumer Financial Protection Bureau (“CFPB”) to settle claims from the CFPB related to, among other things, Cash App's handling of customer complaints and disputes. Pursuant to the consent order, the Company paid a $55 million civil monetary penalty in January 2025 and agreed to pay between $75 million and $120 million in restitution to certain Cash App customers. The settlement amounts are reflected in the financial statements as of and for the year ended December 31, 2024.

In January 2025, the Company entered into a settlement agreement and consent order (the “settlement agreement”) with various state money transmission license regulators (the “MTL regulators”) related to aspects of its Bank Secrecy Act/anti-money laundering program. Pursuant to the settlement agreement, the Company agreed to pay $80 million in administrative penalties and costs, with payments expected to be completed in or around February 2025. The settlement amount is reflected in the financial statements as of and for the year ended December 31, 2024.

The Company is continuing negotiations with the New York State Department of Financial Services ("NYDFS"), one of its MTL and virtual currency regulators, related to, among other things, aspects of its Bank Secrecy Act/anti-money laundering and bitcoin programs. In January 2025, NYDFS presented the Company with potential terms for resolving this matter, and the Company is engaging in conversations with NYDFS to determine whether this matter can be settled on acceptable terms. The Company has accrued a liability for an estimated amount in connection with this matter in accordance with ASC 450. The accrued amount was not material to the financial statements as of December 31, 2024.

The Company received subpoenas from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. In June 2024, the state Attorneys General presented the Company with the results of their investigations. In December 2024, the state Attorneys General presented the Company with potential terms for resolving this matter and the Company is engaging in conversations with the state Attorneys General to determine if this matter can be settled on acceptable terms. The Company is unable to predict the likely outcome of this matter, which may include one or more public orders, and cannot provide any assurance that the state Attorneys General will not ultimately take legal action against the Company or that the outcome of these matters will not have a material adverse effect on the Company.

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

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of Bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. In January 2025, the Tax Collector rejected the Company’s request for redetermination, and the Company paid the assessed amount of $71.4 million and plans to file a claim for a refund. Given the amount must be paid to initiate the dispute process and will be returned in full or used to settle any final amount due to the Tax Collector, the Company views the amount as a deposit asset in the period the payment is made. Should the Company not reach a settlement or prevail in its legal challenge, the Tax Collector may challenge the Company’s gross receipts tax position going forward, including for 2023 and 2024. The Company estimates that it could incur losses associated with taxes, interest, and penalties that range from approximately $0 to $97 million in the aggregate for the fiscal years 2020, 2021, 2022, 2023 and 2024. Additional taxes, interest, and penalties for future periods could be material as well. Given the Company has concluded that a loss for this matter is not probable, the Company has not recorded a liability for the exposure related to the dispute with the Tax Collector on San Francisco’s gross receipts tax.

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

NOTE 20 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. The Company's CODM is the Block Head and Chairperson. The Company has two reportable segments, Square and Cash App. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL and other emerging ecosystems, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

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

The primary financial measures used by the CODM to evaluate performance and allocate resources are revenue and gross profit. The CODM uses segment gross profit for each segment during the annual budgeting and forecasting process. Further, the CODM uses gross profit as the metric to guide the business trajectory and to consider the overall gross profit growth by segment on a quarterly basis, when making decisions about the allocation of operating and capital resources to each segment. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Year Ended December 31, 2024
	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$352,699	$6,260,981	$—	$6,613,680
Subscription and services-based revenue	5,695,976	1,278,933	189,890	7,164,799
Hardware revenue	—	141,742	1,627	143,369
Bitcoin revenue	10,199,205	—	—	10,199,205
Segment revenue	$16,247,880	$7,681,656	$191,517	$24,121,053
Less: Cost of revenue	11,008,869	4,082,744	140,404	15,232,017
Segment gross profit	$5,239,011	$3,598,912	$51,113	$8,889,036

Interest revenue	$185,185	$36,837	$—	$222,022
Amortization of acquired technology assets	$55,343	$7,726	$5,295	$68,364

	Year Ended December 31, 2023
	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$498,176	$5,817,125	$—	$6,315,301
Subscription and services-based revenue	4,685,208	1,059,081	200,553	5,944,842
Hardware revenue	—	157,178	—	157,178
Bitcoin revenue	9,498,302	—	—	9,498,302
Segment revenue	$14,681,686	$7,033,384	$200,553	$21,915,623
Less: Cost of revenue	10,358,223	3,904,730	147,784	14,410,737
Segment gross profit	$4,323,463	$3,128,654	$52,769	$7,504,886

Interest revenue	$142,222	$28,011	$—	$170,233
Amortization of acquired technology assets	$56,135	$10,632	$6,062	$72,829

	Year Ended December 31, 2022
	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$466,171	$5,235,369	$—	$5,701,540
Subscription and services-based revenue	3,452,777	894,350	205,646	4,552,773
Hardware revenue	—	164,418	—	164,418
Bitcoin revenue	7,112,856	—	—	7,112,856
Segment revenue	$11,031,804	$6,294,137	$205,646	$17,531,587
Less: Cost of revenue	7,786,760	3,587,236	165,699	11,539,695
Segment gross profit	$3,245,044	$2,706,901	$39,947	$5,991,892

Interest revenue	$29,026	$1,193	$—	$30,219
Amortization of acquired technology assets	$53,900	$10,494	$5,800	$70,194

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total segment gross profit	$8,889,036	$7,504,886	$5,991,892
Less: Product development	2,914,415	2,720,819	2,135,612
Less: Sales and marketing	1,984,265	2,019,009	2,057,951
Less: General and administrative	2,149,099	2,209,190	1,686,849
Less: Transaction, loan, and consumer receivable losses	794,221	660,663	550,683
Less: Bitcoin impairment losses	—	—	46,571
Less: Amortization of customer and other intangible assets	154,709	174,044	138,758
Less: Interest expense (income), net	9,302	(47,221)	36,228
Less: Remeasurement gain on bitcoin investment	(420,918)	(207,084)	—
Less: Other expense (income), net	(53,211)	4,609	(95,443)
Income (loss) before applicable income taxes	$1,357,154	$(29,143)	$(565,317)

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$22,351,832	$20,416,462	$16,314,769
International	1,769,221	1,499,161	1,216,818
Total	$24,121,053	$21,915,623	$17,531,587

No individual country from the international markets contributed more than 10% of total revenue for the years ended December 31, 2024, 2023, and 2022.

Long-Lived Assets

The following table details long-lived assets by geographic area (in thousands):

	December 31,
	2024	2023
United States	$7,435,117	$7,570,973
Australia	4,159,229	4,761,535
International	1,790,529	1,889,490
Total	$13,384,875	$14,221,998

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Data:
Cash paid for interest	$205,776	$130,009	$84,876
Cash paid for income taxes	270,314	81,376	39,045
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	180,443	261,151	160,413
Right-of-use assets obtained in exchange for operating lease obligations	36,976	7,106	39,324
Purchases of property and equipment in accounts payable and accrued expenses	3,266	3,921	5,212
Deferred purchase consideration related to business combinations	—	2,550	14,377
Fair value of common stock issued related to business combinations	—	(6,658)	(13,827,929)
Fair value of common stock issued to settle the conversion of convertible notes	—	—	(2,523)
Fair value of shares received to settle convertible note hedges	—	—	133,144
Fair value of common stock issued in connection with the exercise of common stock warrants	—	—	(806,446)
Bitcoin lent to third-party borrowers	—	—	5,934

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

During the quarterly period ended December 31, 2024, no officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 ("Proxy Statement") and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Scheme Implementation Deed, dated as of August 2, 2021, by and among Square, Inc., Lanai (AU) 2 Pty Ltd, and Afterpay Limited.	8-K	001-37622	2.1	August 2, 2021
2.2	Amending Deed, dated as of December 7, 2021, by and among Block, Inc., Lanai (AU) 2 Pty Ltd and Afterpay Limited.	8-K	001-37622	2.1	December 7, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	001-37622	3.1	February 24, 2022
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	October 21, 2022
4.2	Indenture, dated March 5, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2025 Convertible Notes).	8-K	001-37622	4.1	March 5, 2020
4.3*	Supplemental Indenture, dated January 21, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2025 Convertible Notes).
4.4	Form of 0.125% Convertible Senior Note due 2025 (included in Exhibit 4.2).	8-K	001-37622	4.2	March 5, 2020
4.5	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).	8-K	001-37622	4.1	November 13, 2020
4.6*	Supplemental Indenture, dated January 21, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).
4.7	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.5).	8-K	001-37622	4.2	November 13, 2020
4.8	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).	8-K	001-37622	4.3	November 13, 2020
4.9*	Supplemental Indenture, dated January 21, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).
4.10	Form of 0.25% Convertible Senior Note due 2027 (included in Exhibit 4.8).	8-K	001-37622	4.4	November 13, 2020
4.11	Indenture, dated as of May 20, 2021, by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (2.75% Senior Notes due 2026).	8-K	001-37622	4.1	May 20, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.12	Form of 2.75% Senior Note due 2026 (included in Exhibit 4.11).	8-K	001-37622	4.2	May 20, 2021
4.13	Indenture, dated as of May 20, 2021 by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (3.50% Senior Notes due 2031).	8-K	001-37622	4.3	May 20, 2021
4.14	Form of 3.50% Senior Note due 2031 (included in Exhibit 4.13).	8-K	001-37622	4.4	May 20, 2021
4.15	Indenture, dated as of May 9, 2024, by and between Block, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (6.50% Senior Notes due 2032).	8-K	001-37622	4.1	May 9, 2024
4.16	Form of 6.50% Senior Note due 2032 (included in Exhibit 4.15).	8-K	001-37622	4.2	May 9, 2024
4.17*	Description of Class A Common Stock.
10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2.1+	Block, Inc. 2015 Equity Incentive Plan, as amended and restated.	10-K	001-37622	10.2.1	February 24, 2022
10.2.2+*	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.
10.2.3+	Form of Restricted Stock Award and Restricted Stock Agreement.	10-K	001-37622	10.2.3	February 24, 2022
10.2.4+*	Form of Stock Option Grant and Stock Option Agreement.
10.3+	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.	10-Q	001-37622	10.1	November 3, 2022
10.4+	Square, Inc. 2009 Stock Plan and related form agreements.	S-1	333-207411	10.4	October 14, 2015
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6*	Block, Inc. Outside Director Compensation Policy, as amended and restated.
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.	10-K	001-37622	10.8	February 22, 2024
10.9+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.10+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018.	8-K	001-37622	10.1	January 4, 2019
10.11	Revolving Credit Agreement dated as of May 1, 2020 among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 6, 2020
10.12	First Amendment to Credit Agreement, dated as of May 28, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 3, 2020
10.13	Second Amendment to Credit Agreement, dated as of November 9, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.6	November 10, 2020
10.14	Third Amendment to Credit Agreement, dated as of January 28, 2021, by and among the Registrant, the Lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	February 3, 2021
10.15	Fourth Amendment to Credit Agreement, dated as of May 25, 2021, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 26, 2021
10.16	Fifth Amendment to Credit Agreement, dated as of January 28, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	January 31, 2022
10.17	Sixth Amendment to Credit Agreement, dated as of February 23, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	10-K	001-37622	10.21	February 24, 2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.18	Seventh Amendment to Credit Agreement, dated as of June 9, 2023, among Block, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 9, 2023
10.19	Eighth Amendment to Credit Agreement, dated as of March 29, 2024, among Block, Inc., the lenders that are party thereto and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	April 1, 2024
10.20	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.21	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
10.22	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 5, 2020
10.23	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 5, 2020
10.24	Form of Convertible Note Hedge Confirmation (2026 Convertible Notes).	8-K	001-37622	10.2	November 10, 2020
10.25	Form of 2026 Warrant Confirmation.	8-K	001-37622	10.4	November 10, 2020
10.26	Form of Convertible Note Hedge Confirmation (2027 Convertible Notes).	8-K	001-37622	10.3	November 10, 2020
10.27	Form of 2027 Warrant Confirmation.	8-K	001-37622	10.5	November 10, 2020
19.1*	Block, Inc. Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Financial Restatement Clawback Policy
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 24, 2025
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	Block Head and Chairperson (Principal Executive Officer)	February 24, 2025
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)	February 24, 2025
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2025
Ajmere Dale
/s/ Roelof Botha	Director	February 24, 2025
Roelof Botha
/s/ Amy Brooks	Director	February 24, 2025
Amy Brooks
/s/ Shawn Carter	Director	February 24, 2025
Shawn Carter
/s/ Paul Deighton	Director	February 24, 2025
Paul Deighton
/s/ Anthony Eisen	Director	February 24, 2025
Anthony Eisen
/s/ Randy Garutti	Director	February 24, 2025
Randy Garutti
/s/ Jim McKelvey	Director	February 24, 2025
Jim McKelvey
/s/ Mary Meeker	Director	February 24, 2025
Mary Meeker
/s/ Neha Narula	Director	February 24, 2025
Neha Narula