Form 10-Q
period 2025-03-31
Block, Inc.
filed 2025-05-01
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2025, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 555,001 and 60,018, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,088,831	$8,075,247
Settlements receivable	1,102,538	1,060,966
Customer funds	5,248,730	4,182,872
Consumer receivables, net	2,068,800	2,504,879
Loans held for sale	1,322,049	1,111,107
Other current assets	2,881,431	2,945,130
Total current assets	19,712,379	19,880,201
Goodwill	11,503,741	11,417,422
Acquired intangible assets, net	1,391,242	1,433,067
Deferred tax assets	1,766,132	1,800,994
Other non-current assets	2,022,073	2,245,911
Total assets	$36,395,567	$36,777,595
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$7,102,749	$5,837,152
Accrued expenses and other current liabilities	1,583,962	1,525,149
Current portion of long-term debt (Note 12)	—	999,497
Warehouse funding facilities, current	—	185,000
Total current liabilities	8,686,711	8,546,798
Warehouse funding facilities, non-current	618,999	1,296,680
Long-term debt (Note 12)	5,108,385	5,105,939
Other non-current liabilities	546,398	593,216
Total liabilities	14,960,493	15,542,633
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at March 31, 2025 and December 31, 2024. None issued and outstanding at March 31, 2025 and December 31, 2024.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at March 31, 2025 and December 31, 2024; 556,826 and 559,606 issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at March 31, 2025 and December 31, 2024; 60,049 and 60,070 issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	19,781,519	19,900,379
Accumulated other comprehensive loss	(870,815)	(1,001,065)
Retained earnings	2,558,490	2,368,618
Total stockholders’ equity attributable to common stockholders	21,469,194	21,267,932
Noncontrolling interests	(34,120)	(32,970)
Total stockholders’ equity	21,435,074	21,234,962
Total liabilities and stockholders’ equity	$36,395,567	$36,777,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Transaction-based revenue	$1,550,731	$1,511,209
Subscription and services-based revenue	1,890,973	1,682,294
Hardware revenue	28,690	32,501
Bitcoin revenue	2,301,402	2,731,124
Total net revenue	5,771,796	5,957,128
Cost of revenue:
Transaction-based costs	903,822	873,165
Subscription and services-based costs	275,048	269,668
Hardware costs	52,534	50,785
Bitcoin costs	2,236,115	2,651,010
Amortization of acquired technology assets	14,674	18,027
Total cost of revenue	3,482,193	3,862,655
Gross profit	2,289,603	2,094,473
Operating expenses:
Product development	760,699	720,574
Sales and marketing	504,460	443,885
General and administrative	491,797	471,260
Transaction, loan, and consumer receivable losses	169,689	165,729
Amortization of customer and other acquired intangible assets	33,656	43,282
Total operating expenses	1,960,301	1,844,730
Operating income	329,302	249,743
Interest expense (income), net	17,243	(18,745)
Remeasurement loss (gain) on bitcoin investment	93,351	(233,404)
Other income, net	(8,342)	(4,420)
Income before income tax	227,050	506,312
Provision for income taxes	38,328	35,492
Net income	188,722	470,820
Less: Net loss attributable to noncontrolling interests	(1,150)	(1,185)
Net income attributable to common stockholders	$189,872	$472,005

Net income per share attributable to common stockholders:
Basic	$0.31	$0.77
Diluted	$0.30	$0.74
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	619,370	616,401
Diluted	635,342	637,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$188,722	$470,820
Net foreign currency translation adjustments (i)	129,820	(284,174)
Net unrealized gain on marketable debt securities, net of tax	430	2,278
Total comprehensive income	$318,972	$188,924

(i) Includes a foreign currency translation gain related to goodwill of $86.0 million and loss of $198.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2024	619,676	$19,900,379	$(1,001,065)	$2,368,618	$(32,970)	$21,234,962
Net income (loss)	—	—	—	189,872	(1,150)	188,722
Shares issued in connection with employee stock plans	4,004	2,283	—	—	—	2,283
Repurchases of common stock	(6,805)	(445,298)	—	—	—	(445,298)
Change in other comprehensive income	—	—	130,250	—	—	130,250
Share-based compensation	—	324,155	—	—	—	324,155
Balance at March 31, 2025	616,875	$19,781,519	$(870,815)	$2,558,490	$(34,120)	$21,435,074

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit	interests	equity
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836
Net income (loss)	—	—	—	472,005	(1,185)	470,820
Shares issued in connection with employee stock plans	4,806	19,943	—	—	—	19,943
Repurchases of common stock	(3,563)	(252,095)	—	—	—	(252,095)
Change in other comprehensive loss	—	—	(281,896)	—	—	(281,896)
Share-based compensation	—	317,588	—	—	—	317,588
Balance at March 31, 2024	617,064	$19,687,428	$(660,203)	$(56,424)	$(3,605)	$18,967,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$188,722	$470,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,948	97,640
Amortization of discounts and premiums and other non-cash adjustments	(265,168)	(266,991)
Non-cash lease expense	14,369	14,512
Share-based compensation	315,236	311,168
Loss on revaluation of equity investments	126	1,111
Remeasurement loss (gain) on bitcoin investment	93,351	(233,404)
Transaction, loan, and consumer receivable losses	169,689	165,729
Change in deferred income taxes	7,599	(7,984)
Purchases and originations of loans	(5,032,615)	(3,010,609)
Proceeds from payments and forgiveness of loans	4,721,581	2,824,953
Changes in operating assets and liabilities:
Settlements receivable	(88,267)	(542,070)
Customers payable	164,904	465,891
Settlements payable	(330)	(7,341)
Other assets and liabilities	(244,809)	205,970
Net cash provided by operating activities	133,336	489,395
Cash flows from investing activities:
Purchases of marketable debt securities	(162,188)	(184,048)
Proceeds from maturities of marketable debt securities	147,508	204,737
Proceeds from sale of marketable debt securities	265,191	327,128
Payments for originations of consumer receivables	(6,898,769)	(6,095,104)
Proceeds from principal repayments and sales of consumer receivables	7,602,325	6,824,596
Purchases of property and equipment	(31,882)	(31,998)
Purchases of other investments	(7,477)	(2,924)
Net cash provided by investing activities	914,708	1,042,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Payments to redeem convertible notes	(1,000,624)	—
Proceeds from warehouse facilities borrowings	222,824	160,587
Repayments of warehouse facilities borrowings	(1,091,137)	(790,592)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	2,283	19,943
Net increase in interest-bearing deposits	34,463	18,650
Repurchases of common stock	(445,298)	(252,095)
Change in customer funds, restricted from use in the Company's operations	1,065,857	875,916
Net cash provided by (used in) financing activities	(1,211,632)	32,409
Effect of foreign exchange rate on cash and cash equivalents	22,249	(41,755)
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	(141,339)	1,522,436
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	13,230,512	9,009,087
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$13,089,173	$10,531,523

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$7,088,831	$5,753,436
Short-term restricted cash	681,774	660,153
Long-term restricted cash	69,838	71,588
Customer funds cash and cash equivalents	5,248,730	4,046,346
Total	$13,089,173	$10,531,523

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2024 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Estimates, judgments, and assumptions in these condensed consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, including outcomes from claims and disputes, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, determination of goodwill and intangible asset impairment charges, determination of allowance for credit losses for loans held for investment, determination of allowance for credit losses for consumer receivables, allocation of acquired goodwill to reporting units, income and other taxes, operating and financing lease right-of-use assets and related liabilities, and share-based compensation.

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

Concentration of Credit Risk

For the three months ended March 31, 2025 and March 31, 2024, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had four third-party payment processors that represented approximately 41%, 18%, 14% and 11% of settlements receivable as of March 31, 2025. As of December 31, 2024, the Company had three third-party processors that represented approximately 42%, 17% and 13% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $90.7 million for the three months ended March 31, 2025, compared to $61.6 million for the three months ended March 31, 2024. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $203.4 million for the three months ended March 31, 2025, compared to $210.9 million for the three months ended March 31, 2024 for such expenses.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The Company adopted this guidance effective for the annual reporting period beginning January 1, 2025. The adoption of ASU 2023-09 will impact the Company’s annual disclosures only.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the SEC adopted rules that require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. On April 4, 2024, the SEC voluntarily stayed the implementation of the rules pending the judicial review of challenges to the rules in the Eighth Circuit Court of Appeals. In March 2025, the SEC voted to end, and withdraw, its legal defense of its climate disclosure rules. The Company is currently monitoring developments with respect to these rules, including whether they will become effective.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue from contracts with customers:
Transaction-based revenue	$1,550,731	$1,511,209
Subscription and services-based revenue	1,264,347	1,212,118
Hardware revenue	28,690	32,501
Bitcoin revenue	2,301,402	2,731,124
Revenue from other sources:
Subscription and services-based revenue (i)	626,626	470,176
Total net revenue	$5,771,796	$5,957,128

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans, revenue generated from consumer receivables originated through our BNPL platform, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services, Inc., which is a Utah state-chartered industrial loan company, ("Square Financial Services").

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of March 31, 2025 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$31,999	$1	$(4)	$31,996
Corporate bonds	99,096	191	(4)	99,283
Commercial paper	585	—	—	585
Municipal securities	305	—	—	305
Certificates of deposit	1,188	—	—	1,188
U.S. government securities	221,061	424	(1)	221,484
Total	$354,234	$616	$(9)	$354,841

Long-term debt securities:
U.S. agency securities	$39,017	$64	$—	$39,081
Corporate bonds	72,364	340	(27)	72,677
Municipal securities	4,445	29	(161)	4,313
U.S. government securities	156,181	1,388	(26)	157,543
Total	$272,007	$1,821	$(214)	$273,614

The Company's short-term and long-term investments as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$34,454	$15	$(1)	$34,468
Corporate bonds	160,238	248	(96)	160,390
Commercial paper	333	—	—	333
Municipal securities	398	1	—	399
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	206,340	449	(4)	206,785
Total	$402,814	$713	$(101)	$403,426

Long-term debt securities:
U.S. agency securities	$49,017	$23	$(10)	$49,030
Corporate bonds	195,035	693	(384)	195,344
Municipal securities	4,592	4	(251)	4,345
U.S. government securities	222,164	1,218	(124)	223,258
Total	$470,808	$1,938	$(769)	$471,977

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	March 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$18,987	$(4)	$—	$—	$18,987	$(4)
Corporate bonds	16,803	(3)	1,000	(1)	17,803	(4)
U.S. government securities	47,643	(1)	—	—	47,643	(1)
Total	$83,433	$(8)	$1,000	$(1)	$84,433	$(9)

Long-term debt securities:
Corporate bonds	$15,279	$(27)	$—	$—	$15,279	$(27)
Municipal securities	1,853	(58)	360	(103)	2,213	(161)
U.S. government securities	10,166	(26)	—	—	10,166	(26)
Total	$27,298	$(111)	$360	$(103)	$27,658	$(214)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$18,954	$(1)	$—	$—	$18,954	$(1)
Corporate bonds	50,905	(93)	1,995	(3)	52,900	(96)
U.S. government securities	—	—	3,994	(4)	3,994	(4)
Total	$69,859	$(94)	$5,989	$(7)	$75,848	$(101)

Long-term debt securities:
U.S. agency securities	$9,990	$(10)	$—	$—	$9,990	$(10)
Corporate bonds	80,550	(384)	—	—	80,550	(384)
Municipal securities	2,848	(128)	363	(123)	3,211	(251)
U.S. government securities	58,681	(124)	—	—	58,681	(124)
Total	$152,069	$(646)	$363	$(123)	$152,432	$(769)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$354,234	$354,841
Due in one to five years	272,007	273,614
Total	$626,241	$628,455

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2025	December 31, 2024
Cash	$4,311,673	$3,195,253
Cash equivalents:
Money market funds	4,645	4,645
Reverse repurchase agreement (i)	932,412	982,974
Total customer funds	$5,248,730	$4,182,872

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,159,181	$—	$—	$857,196	$—	$—
U.S. government securities	32,890	—	—	26,951	—	—
Commercial paper	—	483	—	—	509	—
Corporate bonds	—	69	—	—		—
Restricted cash:
Money market funds	89,017	—	—	319,800	—	—
Customer funds:
Money market funds	4,645	—	—	4,645	—	—
Reverse repurchase agreement	932,412	—	—	982,974	—	—
Short-term debt securities:
U.S. government securities	221,484	—	—	206,785	—	—
Corporate bonds	—	99,283	—	—	160,390	—
U.S. agency securities	—	31,996	—	—	34,468	—
Certificates of deposit	—	1,188	—	—	1,051	—
Commercial paper	—	585	—	—	333	—
Municipal securities	—	305	—	—	399	—
Long-term debt securities:
U.S. government securities	157,543	—	—	223,258	—	—
Corporate bonds	—	72,677	—	—	195,344	—
U.S. agency securities	—	39,081	—	—	49,030	—
Municipal securities	—	4,313	—	—	4,345	—
Other:
Bitcoin investment (i)	708,450	—	—	792,282	—	—
Investment in marketable equity securities	4,532	—	—	5,407	—	—
Total	$3,310,154	$249,980	$—	$3,419,298	$445,869	$—
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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$996,708	$968,970	$996,017	$960,589
2031 Senior Notes	991,316	873,884	990,971	873,868
2032 Senior Notes	1,975,686	2,009,470	1,975,026	1,999,220
2025 Convertible Notes	—	—	999,497	991,941
2026 Convertible Notes	573,144	546,493	572,723	533,154
2027 Convertible Notes	571,531	504,662	571,202	497,517
Total	$5,108,385	$4,903,479	$6,105,436	$5,856,289

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$1,322,049	$1,339,906	$1,111,107	$1,112,746
Loans held for investment	402,561	421,609	365,062	382,542
Total	$1,724,610	$1,761,515	$1,476,169	$1,495,288

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2025 and March 31, 2024, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2025, the amortized cost of Pass rated consumer receivables was $2.1 billion and the amount of Classified consumer receivables was $143.7 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	March 31, 2025	December 31, 2024
Non-delinquent loans	$1,773,973	$2,227,348
1 - 60 days past due	344,595	369,173
61 - 90 days past due	53,614	29,334
90+ days past due	90,038	80,817
Total amortized cost	$2,262,220	$2,706,672

The amount listed as 1 - 60 days past due in the above table includes $266.4 million and $266.7 million of cash in transit as of March 31, 2025 and December 31, 2024, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they were recovered. The amount of recoveries for the three months ended March 31, 2025 and March 31, 2024 were immaterial.

The following table summarizes activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2025	2024
Allowance for credit losses, beginning of the period	$201,793	$185,275
Provision for credit losses	55,650	60,979
Charge-offs and other adjustments	(65,786)	(62,133)
Foreign exchange effect	1,763	(2,174)
Allowance for credit losses, end of the period	$193,420	$181,947

NOTE 7 - CUSTOMER LOANS

Loans Held for Investment

The Company originates loans in the U.S. through its wholly-owned subsidiary bank, Square Financial Services. The Company sells the majority of the loans to institutional investors with a portion retained on its balance sheet. Loans retained by the Company are classified as held for investment as the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. The Company’s intent and ability in the future may change based on changes in business strategies, the economic environment, and market conditions. As of March 31, 2025 and December 31, 2024, the Company held $402.6 million and $365.1 million, respectively, as loans held for investment, net of allowance, included in other current assets on the condensed consolidated balance sheets. Refer to Note 9, Other Consolidated Balance Sheet Components (Current) for more details.

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The allowance for credit losses, amount of charge-offs recorded, and amount of recoveries as of March 31, 2025 and December 31, 2024 were immaterial.

The Company considers loans that are greater than 60 days past due to be delinquent, and loans 90 days or more past due to be nonperforming. Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a loan is identified as nonperforming, recognition of income is discontinued. Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. As of March 31, 2025 and December 31, 2024, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated loans generally consist of loans that are current or up to 60 days past due. Classified loans generally comprise of loans that are 60 days or greater past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2025 and December 31, 2024, the amortized cost of Pass rated loans was $424.1 million and $385.2 million, respectively, and the amount of Classified loans was immaterial for both periods.

Loans Held for Sale

The Company classifies loans as held for sale when there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. Loans held for sale primarily include Square Loans and Cash App Borrow products. Square Loans are loans facilitated by Square Financial Services to qualified Square sellers, while Cash App Borrow is a credit product for consumers that allows customers to access short-term loans for a small fee. Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due, and Cash Borrow loans that are 90 days or more past due, are generally considered to be uncollectible and are written off. Past due status is based on contractual terms of the loans.

The Company aggregates loans held for sale by the intended customer of the loan product. Commercial loans held for sale include Square Loans, Consumer loans held for sale include loans initiated through Cash App Borrow and consumer lending loans, and Other loans held for sale include loans outside of consumer and commercial loans.

The following table presents the Company’s loans held for sale aggregated by category (in thousands):

	March 31, 2025	December 31, 2024
Consumer	$771,550	$652,489
Commercial	476,687	404,844
Other	73,812	53,774
Total	$1,322,049	$1,111,107

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at March 31, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$353,791	$(255,785)	$98,006
Customer assets	15 years	1,363,332	(311,116)	1,052,216
Trade names and other	9 years	389,137	(148,117)	241,020
Total		$2,106,260	$(715,018)	$1,391,242

	Balance at December 31, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$353,791	$(241,110)	$112,681
Customer assets	15 years	1,401,102	(332,153)	1,068,949
Trade names and other	9 years	389,137	(137,700)	251,437
Total		$2,144,030	$(710,963)	$1,433,067

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Acquired intangible assets, net, beginning of the period	$1,433,067	$1,761,521
Amortization expense	(48,330)	(61,309)
Foreign currency translation and other adjustments	6,505	(26,594)
Acquired intangible assets, net, end of the period	$1,391,242	$1,673,618

The estimated future amortization expense of intangible assets as of March 31, 2025 was as follows (in thousands):

Remainder of 2025	$142,705
2026	180,956
2027	137,392
2028	133,604
2029	132,973
Thereafter	663,612
Total	$1,391,242

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	March 31, 2025	December 31, 2024
Restricted cash (i)	$681,774	$902,478
Processing costs receivable	436,777	478,767
Loans held for investment, net of allowance for credit losses (ii)	402,561	365,062
Investments in short-term debt securities	354,841	403,426
Prepaid expenses	277,289	129,343
Accounts receivable, net	166,891	148,898
Inventory, net	108,840	104,990
Short-term deposits	72,259	87,968
Other	380,199	324,198
Total	$2,881,431	$2,945,130

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Refer to Note 7, Customer Loans for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses	$747,281	$725,339
Customer deposits	276,347	241,884
Accounts payable	89,021	117,963
Accrued royalties	61,446	57,605
Accrued transaction losses (i)	57,137	58,580
Operating lease liabilities, current	52,017	52,880
Other	300,713	270,898
Total	$1,583,962	$1,525,149

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2025	2024
Accrued transaction losses, beginning of the period	$58,580	$54,042
Provision for transaction losses	29,408	30,819
Charge-offs to accrued transaction losses	(30,851)	(24,845)
Accrued transaction losses, end of the period	$57,137	$60,016

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions and negative balances, that are uncertain in nature. The Company recorded $59.0 million and $47.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively, for such losses.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2025	December 31, 2024
Bitcoin investment (i)	$708,450	$792,282
Property and equipment, net	311,333	314,432
Investments in long-term debt securities	273,614	471,977
Investment in non-marketable equity securities (ii)	243,058	245,557
Operating lease right-of-use assets	209,980	219,954
Restricted cash	69,838	69,915
Other	205,800	131,794
Total	$2,022,073	$2,245,911

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

The adjustments to the carrying value of the Company's non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Carrying amount, beginning of period	$245,557	$205,268
Net additions (reductions)	(2,499)	4,000
Gross unrealized gains	—	334
Gross unrealized losses and impairments	—	(98)
Carrying amount, end of period	$243,058	$209,504

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-marketable equity securities measured using the measurement alternative (in thousands):

	Three Months Ended March 31,
	2025	2024
Upward adjustments	$155,329	$115,521
Downward adjustments (including impairment)	$(2,061)	$(2,476)

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liabilities, non-current	$265,556	$278,617
Deferred tax liabilities	162,718	162,435
Other	118,124	152,164
Total	$546,398	$593,216

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

The Company's bitcoin investment, which is included within “Other non-current assets” on the condensed consolidated balance sheets, is remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income through “Remeasurement loss (gain) on bitcoin investment” in the Company’s condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, the Company held approximately 8,584 and 8,485 bitcoins for investment purposes with a cost basis of $261.0 million and $251.5 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment in the period (in thousands, except amount of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2024	8,485	$792,282
Additions	99	9,519
Remeasurement loss	—	(93,351)
Balance at March 31, 2025	8,584	$708,450

	Amount of bitcoin	Value
Balance at December 31, 2023	8,038	$339,898
Remeasurement gain	—	233,404
Balance at March 31, 2024	8,038	$573,302

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of March 31, 2025 and December 31, 2024, the Company held approximately 158 bitcoins for operating purposes with a fair value of $13.5 million and $15.3 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets.”

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of March 31, 2025.

NOTE 12 - INDEBTEDNESS

A) Notes

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The following table summarizes the Company's Notes as of March 31, 2025 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(3,292)	$996,708
2031 Senior Notes	1,000,000	(8,684)	991,316
2032 Senior Notes	2,000,000	(24,314)	1,975,686
2026 Convertible Notes	575,000	(1,856)	573,144
2027 Convertible Notes	575,000	(3,469)	571,531
Total	$5,150,000	$(41,615)	$5,108,385

The following table summarizes the Company's Notes as of December 31, 2024 (in thousands):

	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(3,983)	$996,017
2031 Senior Notes	1,000,000	(9,029)	990,971
2032 Senior Notes	2,000,000	(24,974)	1,975,026
2025 Convertible Notes (i)	1,000,000	(503)	999,497
2026 Convertible Notes	575,000	(2,277)	572,723
2027 Convertible Notes	575,000	(3,798)	571,202
Total	$6,150,000	$(44,564)	$6,105,436

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$48,380	$16,130
Amortization of debt issuance costs	2,949	2,562
Total	$51,329	$18,692

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued $1.2 billion in aggregate principal amount of convertible senior notes comprised of $575.0 million in aggregate principal amount of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million in aggregate principal amount of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes mature on May 1, 2026, unless earlier converted or repurchased, and bear a zero rate of interest. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year.

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the three months ended March 31, 2025. As of March 31, 2025, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

Convertible Notes due in 2025

On March 5, 2020, the Company issued $1.0 billion in aggregate principal amount of convertible senior notes ("2025 Convertible Notes"). As of the maturity date on March 1, 2025, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes, which were settled through the issuance of an immaterial amount of shares of the Company's Class A common stock. The Company paid a total of $1.0 billion in cash to settle the remaining unconverted principal balance, and interest, as of March 1, 2025.

B) Revolving Credit Facility & Other

In May 2020, the Company entered into a revolving credit agreement (as amended, the “Credit Agreement”) with certain lenders, which provides for a $775.0 million senior unsecured revolving credit facility maturing on June 9, 2028. The Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement, plus undrawn available commitments under the Credit Agreement) of at least $250.0 million, tested on the last day of each fiscal quarter. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Credit Agreement. As of March 31, 2025, no funds have been drawn and no letters of credit have been issued under the Credit Agreement. The Company incurred immaterial unused commitment fees during the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

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

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of March 31, 2025 and December 31, 2024.

C) Warehouse Funding Facilities

The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”) in connection with the BNPL platform. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund the Company's BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

These Warehouse Facilities have maturity dates through September 2027. As of March 31, 2025, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.4 billion on a revolving basis, of which $619.0 million was drawn and $827.3 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of March 31, 2025. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $14.9 million and $19.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

March 31, 2025
2026	$290,989
2027	328,010
Total	$618,999

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $38.3 million for the three months ended March 31, 2025, compared to an income tax expense of $35.5 million for the three months ended March 31, 2024. The difference between income before income tax at the U.S. federal statutory rate and the income tax expense recorded for the three months ended March 31, 2025 is primarily due to the impact of U.S. state taxes offset by benefits from tax credit generation and the release of income tax reserves due to lapsing of statute of limitations.

The difference between the income tax expense for the three months ended March 31, 2025 and the income tax expense for the three months ended March 31, 2024 primarily relates to the release of the valuation allowance in the fourth quarter of 2024.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three months ended March 31, 2025 and March 31, 2024 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In October 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On July 25, 2024, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $3 billion of the Company’s Class A common stock. During the three months ended March 31, 2025, the Company repurchased 6.8 million shares of its Class A common stock for an aggregate amount of $445.3 million. As of March 31, 2025, $2.2 billion remained available and authorized for repurchases under this share repurchase program.

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

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

As of the maturity date on March 1, 2025, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock and paid a total of $1.0 billion in cash to settle the remaining unconverted principal balance, and interest, as of March 1, 2025. Additionally, there were no convertible note hedges, and no shares were received as of March 31, 2025.

Stock Plans

The 2015 Equity Incentive Plan ("2015 Plan") provides that the number of shares available for issuance under the 2015 Plan will be increased on the first day of each fiscal year, in an amount equal to the least of (i) 40.0 million shares, (ii) 5% of the outstanding shares on the last day of the immediately preceding fiscal year, or (iii) such other amount as our board of directors may determine. As of March 31, 2025, there were 138.4 million shares available for future issuance under our 2015 Plan.

A summary of stock option activity for the three months ended March 31, 2025 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	2,578	$72.17	5.11	$67,966
Granted	—	—
Exercised	(147)	15.54
Forfeited	—	—
Expired	(9)	185.89
Outstanding, end of the period	2,422	$75.19	5.12	$16,155

Exercisable, end of the period	1,863	$74.58	4.10	$16,155

Restricted Stock Activity

Activity related to restricted stock units ("RSUs") during the three months ended March 31, 2025 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	37,079	$70.51
Granted	1,344	85.10
Vested	(3,857)	77.94
Forfeited	(1,434)	69.83
Unvested, end of the period	33,132	$70.27

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$156	$173
Product development	222,541	221,954
Sales and marketing	33,350	31,368
General and administrative	59,189	57,673
Total	$315,236	$311,168

The Company capitalized $8.9 million and $6.5 million of share-based compensation expense related to software costs during the three months ended March 31, 2025 and March 31, 2024, respectively.

As of March 31, 2025, there was $2.3 billion of total unrecognized compensation cost related to outstanding stock options and RSUs that are expected to be recognized over a weighted-average period of 2.4 years.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic net income per share:
Numerator
Net income attributable to common stockholders	$189,872	$472,005
Denominator
Shares used to compute basic net income per share	619,370	616,401
Basic net income per share	$0.31	$0.77

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$189,872	$472,005
Interest expense on convertible notes	1,511	—
Net income used to compute diluted net income per share	$191,383	$472,005
Denominator
Shares used to compute basic net income per share	619,370	616,401
Stock options, restricted stock, and employee stock purchase plan	6,619	8,851
Convertible notes	9,353	12,108
Shares used to compute diluted net income per share	635,342	637,360
Diluted net income per share	$0.30	$0.74

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options, restricted stock, and employee stock purchase plan	33,161	35,006
Common stock warrants	12,108	12,108
Total anti-dilutive securities	45,269	47,144

NOTE 16 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of March 31, 2025, the Company had recorded right-of-use assets of $10.2 million and associated lease liabilities of $15.5 million related to this lease arrangement.

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

In April 2025, the Company entered into a consent order with the New York State Department of Financial Services ("NYDFS"), one of its MTL and virtual currency regulators, related to, among other things, aspects of its Bank Secrecy Act/anti-money laundering and bitcoin programs. In settlement of this matter, pursuant to the consent order, the Company paid a $40 million civil monetary penalty in April 2025 and agreed to engage the services of an independent monitor selected by NYDFS for a period of twelve months, which period can be extended by NYDFS in its discretion.

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

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of Bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. In January 2025, the Tax Collector rejected the Company’s request for redetermination, and the Company paid the assessed amount of $71.4 million and plans to file a claim for a refund. Given the amount must be paid to initiate the dispute process and will be returned in full or used to settle any final amount due to the Tax Collector, the Company views the amount as a deposit asset in the period the payment is made. Should the Company not reach a settlement or prevail in its legal challenge, the Tax Collector may challenge the Company’s gross receipts tax position going forward, including for fiscal years 2023, 2024 and 2025. The Company estimates that it could incur losses associated with taxes, interest, and penalties that range from approximately $0 to $92 million in the aggregate for the fiscal years 2020 through 2024 and first quarter of 2025. Additional taxes, interest, and penalties for future periods could be material as well. Given the Company has currently concluded that a loss for this matter is not probable, the Company has not recorded a liability for the exposure related to the dispute with the Tax Collector on San Francisco’s gross receipts tax.

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

As of March 31, 2025, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2025	$241,074
2026	263,300
2027	315,100
Total	$819,474

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

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Three Months Ended March 31, 2025
	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$66,238	$1,484,493	$—	$1,550,731
Subscription and services-based revenue	1,511,374	339,150	40,449	1,890,973
Hardware revenue	—	28,518	172	28,690
Bitcoin revenue	2,301,402	—	—	2,301,402
Segment revenue	$3,879,014	$1,852,161	$40,621	$5,771,796
Less: Cost of revenue	2,499,063	954,262	28,868	3,482,193
Segment gross profit	$1,379,951	$897,899	$11,753	$2,289,603

Interest revenue	$49,238	$7,937	$—	$57,175
Amortization of acquired technology assets	$13,166	$1,508	$—	$14,674

	Three Months Ended March 31, 2024
	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$109,220	$1,401,989	$—	$1,511,209
Subscription and services-based revenue	1,332,560	296,218	53,516	1,682,294
Hardware revenue	—	31,830	671	32,501
Bitcoin revenue	2,731,124	—	—	2,731,124
Segment revenue	$4,172,904	$1,730,037	$54,187	$5,957,128
Less: Cost of revenue	2,914,377	909,765	38,513	3,862,655
Segment gross profit	$1,258,527	$820,272	$15,674	$2,094,473

Interest revenue	$40,772	$8,118	$—	$48,890
Amortization of acquired technology assets	$13,725	$2,537	$1,765	$18,027

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment gross profit	$2,289,603	$2,094,473
Less: Product development	760,699	720,574
Less: Sales and marketing	504,460	443,885
Less: General and administrative	491,797	471,260
Less: Transaction, loan, and consumer receivable losses	169,689	165,729
Less: Amortization of customer and other intangible assets	33,656	43,282
Less: Interest expense (income), net	17,243	(18,745)
Less: Remeasurement loss (gain) on bitcoin investment	93,351	(233,404)
Less: Other income, net	(8,342)	(4,420)
Income before applicable income taxes	$227,050	$506,312

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$5,347,630	$5,566,297
International	424,166	390,831
Total	$5,771,796	$5,957,128

No individual country from the international markets contributed more than 10% of total revenue for the three months ended March 31, 2025 and March 31, 2024.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	March 31, 2025	December 31, 2024
United States	$7,384,984	$7,435,117
Australia	4,187,915	4,159,229
Other international	1,843,398	1,790,529
Total	$13,416,297	$13,384,875

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow data:
Cash paid for interest	$19,478	$23,031
Cash paid for income taxes	22,833	38,652
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	$215,278	$297,201
Right-of-use assets obtained in exchange for operating lease obligations	1,258	9,416
Purchases of property and equipment in accounts payable and accrued expenses	1,912	3,577

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

In the first quarter of 2025, we generated gross profit of $2.3 billion, up 9% year over year, delivering strong growth across our primary ecosystems. Cash App generated gross profit of $1.4 billion in the first quarter of 2025, up 10% year over year, driven by strength across our financial services products. Square generated gross profit of $897.9 million in the first quarter of 2025, up 9% year over year, driven by strength in our banking products and software and integrated payments.

In the first quarter of 2025, operating income was $329.3 million and Adjusted Operating Income was $466.3 million, compared to operating income of $249.7 million and Adjusted Operating Income of $364.3 million in the first quarter of 2024. Net income attributable to common stockholders was $189.9 million for the first quarter of 2025, compared to net income attributable to common stockholders of $472.0 million, and Adjusted EBITDA was $812.8 million, compared to $705.1 million for the same period in 2024. Net income for the first quarter of 2025 and first quarter of 2024 included a loss of $93.4 million and gain of $233.4 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

Starting in 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth and pursuing cost efficiencies. In 2023, we also announced we would implement an absolute cap of 12,000 on the number of employees we have at our company, which we achieved in 2024, and plan to continue to operate below this cap through a combination of performance management, centralization of teams and functions to reduce duplication, and prioritization of our scope. Through 2024 and the first quarter of 2025, we continued to make progress on cost efficiency goals, and we expect to continue these efforts. During the three months ended March 31, 2025, we recorded $66.9 million of severance and other expenses related to these efforts. We may continue to incur expenses, including additional restructuring costs, in the short term to implement our initiatives. We continue to realize benefits related to our focus on disciplined growth and cost efficiencies, and we expect to continue to benefit from these actions in future periods.

We ended the first quarter of 2025 with $9.2 billion in available liquidity, with $8.5 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents a decrease of $1.5 billion from our available liquidity as of December 31, 2024, primarily as a result of a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025 and $445.3 million of share repurchases in the first quarter of 2025.

In October 2023, our board of directors authorized the repurchase of up to $1 billion of our Class A common stock. In July 2024, our board of directors authorized an increase to this share repurchase program to repurchase up to an additional $3 billion of our Class A common stock, for a total overall authorization of $4 billion. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of March 31, 2025, we have repurchased $1.8 billion of our Class A common stock under the program, of which $445.3 million was purchased in the first quarter of 2025.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Transaction-based revenue	$1,550,731	$1,511,209	$39,522	3%
Subscription and services-based revenue	1,890,973	1,682,294	208,679	12%
Hardware revenue	28,690	32,501	(3,811)	NM (i)
Bitcoin revenue	2,301,402	2,731,124	(429,722)	(16)%
Total net revenue	$5,771,796	$5,957,128	$(185,332)	(3)%
(i) Not meaningful ("NM")
Total net revenue for the three months ended March 31, 2025 decreased by $185.3 million compared to the three months ended March 31, 2024. Bitcoin revenue decreased by $429.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Excluding bitcoin revenue, total net revenue increased by $244.4 million, or 8%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Transaction-based revenue for the three months ended March 31, 2025 increased by $39.5 million, or 3% compared to the three months ended March 31, 2024, driven primarily by growth in Gross Payment Volume ("GPV"), which grew by 4% in the same period. The growth in Square GPV was driven by improvements in both card-present and card-not-present volumes including strength in online channels. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the three months ended March 31, 2025 increased by $208.7 million, or 12%, compared to the three months ended March 31, 2024. This increase was primarily due to growth in Cash App's financial service-related products, including Cash App Card usage, Cash App Borrow, Cash App Instant Deposit volumes, and Cash App Pay, as well as revenue from our BNPL platform. Revenue generated from our BNPL platform was $312.9 million and $283.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Growth in Square's financial services-related products, primarily Square Lending, also contributed to the increase in revenue in the first quarter of 2025.

Bitcoin revenue for the three months ended March 31, 2025 decreased by $429.7 million, or 16%, compared to the three months ended March 31, 2024. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The decrease in the three months ended March 31, 2025 was driven by a decrease in the quantity of bitcoin sold to customers, partially offset by an increase in the average market price of bitcoin, compared to the three months ended March 31, 2024. While bitcoin contributed 40% and 46% of the total revenue for the three months ended March 31, 2025 and March 31, 2024, respectively, gross profit generated from bitcoin was only 3% and 4% of the total gross profit for the three months ended March 31, 2025 and March 31, 2024, respectively.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Transaction-based costs	$903,822	$873,165	$30,657	4%
Subscription and services-based costs	275,048	269,668	5,380	2%
Hardware costs	52,534	50,785	1,749	NM
Bitcoin costs	2,236,115	2,651,010	(414,895)	(16)%
Amortization of acquired technology assets	14,674	18,027	(3,353)	NM
Total cost of revenue	$3,482,193	$3,862,655	$(380,462)	(10)%

Total cost of revenue for the three months ended March 31, 2025 decreased by $380.5 million, or 10%, compared to the three months ended March 31, 2024. Bitcoin costs of revenue, which decreased by $414.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was the primary driver of the decrease in total cost of revenue. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $34.4 million, or 3%, in the three months ended March 31, 2025, compared to the three months ended March 31, 2024, largely related to an increase in Square GPV.

Transaction-based costs for the three months ended March 31, 2025 increased by $30.7 million, or 4%, compared to the three months ended March 31, 2024, largely in line with GPV growth of 4% in the same period.

Subscription and services-based costs for the three months ended March 31, 2025 had no significant change, compared to the three months ended March 31, 2024. While subscription and services-based revenue increased by 12% compared to the three months ended March 31, 2024, the costs of revenues increased by 2% for the same comparative period due to the growth in Cash App's financial services-related products, including Cash App Card and related processing services, which have more favorable gross margin economics.

Bitcoin costs for the three months ended March 31, 2025 decreased by $414.9 million, or 16%, compared to the three months ended March 31, 2024. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Product development	$760,699	$720,574	$40,125	6%
% of total net revenue	13%	12%
% of total gross profit	33%	34%
Sales and marketing	$504,460	$443,885	$60,575	14%
% of total net revenue	9%	7%
% of total gross profit	22%	21%
General and administrative	$491,797	$471,260	$20,537	4%
% of total net revenue	9%	8%
% of total gross profit	21%	23%
Transaction, loan, and consumer receivable losses	$169,689	$165,729	$3,960	NM
% of total net revenue	3%	3%
% of total gross profit	7%	8%
Amortization of customer and other acquired intangible assets	$33,656	$43,282	$(9,626)	(22)%
% of total net revenue	1%	1%
% of total gross profit	1%	2%
Total operating expenses	$1,960,301	$1,844,730	$115,571	6%

Product development expenses increased by $40.1 million, or 6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in product development expenses for the three months ended March 31, 2025 was driven by an increase in personnel costs of $16.4 million arising from restructuring costs, including severance and other related expenses, as well as an increase of $15.0 million in software and cloud computing infrastructure fees as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses increased by $60.6 million, or 14%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in sales and marketing expenses for the three months ended March 31, 2025 was driven by an increase in marketing, other advertising, and related personnel costs of $50.8 million as we prioritize marketing investments to support the growth of Cash App and Square, as well as $12.6 million of incremental personnel costs arising from restructuring initiatives, including severance and other related expenses. These expenses for the three months ended March 31, 2025 were partially offset by a decrease in Cash App peer-to-peer processing costs and related transaction losses of $8.9 million.

General and administrative expenses for the three months ended March 31, 2025 increased by $20.5 million, or 4%, compared to the three months ended March 31, 2024. The increase was primarily due to higher professional fees of $24.2 million related to the implementation and continuation of our cost efficiency goals as well as an increase in personnel costs of $7.3 million, driven by restructuring costs, including severance and other related expenses. The increase in expenses for the three months ended March 31, 2025 was partially offset by a decrease in software, subscription costs and other administrative expenses.

Transaction, loan, and consumer receivable losses for the three months ended March 31, 2025 had no significant change compared to the three months ended March 31, 2024. While loan volumes increased, primarily related to Cash Borrow, compared to the three months ended March 31, 2024, loan losses have decreased due to better performance of the loan portfolio in the three months ended March 31, 2025.

Amortization of customer and other acquired intangible assets for the three months ended March 31, 2025 decreased $9.6 million, or 22%, compared to the three months ended March 31, 2024, primarily due to the impairment of certain assets in the fourth quarter of 2024, which resulted in no related amortization in the first quarter of 2025. Refer to Note 8, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Interest expense (income), net	$17,243	$(18,745)	$35,988	192%

Interest expense, net, of $17.2 million for the three months ended March 31, 2025 was primarily due to interest expense related to our 2032 Senior Notes issued in the second quarter of 2024, which more than offset interest income received on invested funds. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details. Interest income, net, of $18.7 million for the three months ended March 31, 2024 was primarily due to interest income received on invested funds, which more than offset interest expense in the period.

Remeasurement Loss (Gain) on bitcoin investment (in thousands, except for percentages)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Remeasurement loss (gain) on bitcoin investment	$93,351	$(233,404)	$326,755	140%

Remeasurement loss on bitcoin investment of $93.4 million and gain on bitcoin investment of $233.4 million for the three months ended March 31, 2025 and 2024, respectively, was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Other income, net	$(8,342)	$(4,420)	$(3,922)	89%

Other income, net, of $8.3 million and $4.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively, was primarily due to accretion on investments and foreign exchange rate impacts.

Segment Results

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three months ended March 31, 2025 and March 31, 2024 (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Segment net revenue	$1,852,161	$1,730,037	$122,124	7%
Segment cost of revenue	954,262	909,765	44,497	5%
Segment gross profit	$897,899	$820,272	$77,627	9%

Revenue

Revenue for the Square segment for the three months ended March 31, 2025 increased by $122.1 million, or 7%, compared to the three months ended March 31, 2024. The increase was primarily due to the Square items referenced within our overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the three months ended March 31, 2025 increased by $44.5 million, or 5%, compared to the three months ended March 31, 2024. The increase was primarily due to the Square items referenced within our overall cost of revenue discussion.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three months ended March 31, 2025 and March 31, 2024 (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Segment net revenue	$3,879,014	$4,172,904	$(293,890)	(7)%
Segment cost of revenue	2,499,063	2,914,377	(415,314)	(14)%
Segment gross profit	$1,379,951	$1,258,527	$121,424	10%

Revenue

Revenue for the Cash App segment for the three months ended March 31, 2025 decreased by $293.9 million, or 7%, compared to the three months ended March 31, 2024. The decrease was driven by lower bitcoin revenue, partially offset by the Cash App items referenced within our overall revenue discussion. While bitcoin revenue contributed 59% and 65% of Cash App revenue for three months ended March 31, 2025 and March 31, 2024, respectively, gross profit generated from bitcoin was only 5% and 6% of Cash App gross profit for the three months ended March 31, 2025 and March 31, 2024, respectively.

Excluding $2.3 billion in bitcoin revenue for the three months ended March 31, 2025, Cash App revenue increased by $135.8 million, or 9%, compared to the three months ended March 31, 2024.

Cost of Revenue

Cost of revenue for the Cash App segment for the three months ended March 31, 2025 decreased by $415.3 million compared to the three months ended March 31, 2024. The decrease for the three months ended March 31, 2025 was driven by lower bitcoin costs, partially offset by the other Cash App items referenced within our overall cost of revenue discussion. Excluding $2.2 billion in bitcoin cost of revenue for the three months ended March 31, 2025, Cash App cost of revenue remained flat compared to the three months ended March 31, 2024.

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

	Three Months Ended March 31,
	2025	2024
Gross Payment Volume (GPV) (in millions)	$56,797	$54,426
Adjusted Operating Income (in thousands)	$466,269	$364,264
Adjusted EBITDA (in thousands)	$812,794	$705,074
Adjusted Net Income Per Share:
Basic	$0.57	$0.49
Diluted	$0.56	$0.47

Change in Non-GAAP Financial Measures

Beginning in fiscal 2025, we revised our definition of Adjusted Net Income Per Share ("Adjusted EPS") to include stock-based compensation. We believe this change provides a more comprehensive view of our operating performance and aligns with our non-GAAP measure of Adjusted Operating Income. Prior period amounts have been recast to reflect the updated presentation.

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

Adjusted EBITDA, Adjusted EPS and Adjusted Operating Income

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

•We believe it is useful to exclude certain non-cash charges, such as amortization of intangible assets, from our non-GAAP financial measures because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

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

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; gain or loss from the remeasurement of our bitcoin investment; and one-time income tax impacts from deferred taxes, as applicable.

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

In addition to the limitations above, Adjusted EBITDA as a non-GAAP financial measure does not reflect the effect of share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy, depreciation and amortization expense and related cash capital requirements, income taxes that may represent a reduction in cash available to us, and the effect of foreign currency exchange gains or losses, which is included in other income and expense.

In view of the limitations associated with Adjusted EBITDA, we also present Adjusted Operating Income (Loss), which is a non-GAAP financial measure that excludes certain expenses that we believe are not reflective of our core operating performance, including amortization of intangible assets, acquisition-related accelerated share-based compensation expenses, and acquisition-related, integration, and other costs, and goodwill and intangible asset impairment charges. Adjusted Operating Income (Loss) and Adjusted EPS include the effect of share-based compensation expense, as well as depreciation expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating income	$329,302	$249,743
Amortization of acquired technology assets	14,674	18,027
Acquisition-related and integration costs	320	32,512
Contingencies, restructuring and other charges	77,811	14,063
Restructuring share-based compensation	10,506	6,637
Amortization of customer and other acquired intangible assets	33,656	43,282
Adjusted Operating Income	$466,269	$364,264

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$189,872	$472,005
Net loss attributable to noncontrolling interests	(1,150)	(1,185)
Net income	188,722	470,820
Share-based compensation expense	304,730	304,531
Restructuring share-based compensation expense	10,506	6,637
Depreciation and amortization	88,948	97,640
Acquisition-related and integration costs	320	32,512
Contingencies, restructuring and other charges	77,811	14,063
Interest expense (income), net	17,243	(18,745)
Remeasurement loss (gain) on bitcoin investment	93,351	(233,404)
Other income, net	(8,342)	(4,420)
Provision for income taxes	38,328	35,492
Loss (gain) on disposal of property and equipment	1,164	(71)
Acquired deferred revenue and cost adjustment	13	19
Adjusted EBITDA	$812,794	$705,074

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$189,872	$472,005
Net loss attributable to noncontrolling interests	(1,150)	(1,185)
Net income	188,722	470,820
Acquisition-related and integration costs	320	32,512
Contingencies, restructuring and other charges	77,811	14,063
Restructuring share-based compensation expense	10,506	6,637
Amortization of intangible assets	48,330	61,309
Amortization of debt discount and issuance costs	3,299	3,071
Loss on revaluation of equity investments	126	1,111
Remeasurement loss (gain) on bitcoin investment	93,351	(233,404)
Loss (gain) on disposal of property and equipment	1,164	(71)
Acquired deferred revenue and cost adjustment	13	19
Tax effect of non-GAAP net income adjustments	(69,371)	(55,148)
Adjusted Net Income - basic	$354,271	$300,919
Cash interest expense on convertible notes	433	673
Adjusted Net Income - diluted	$354,704	$301,592

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	619,370	616,401
Diluted	635,342	637,360
Adjusted Net Income Per Share:
Basic	$0.57	$0.49
Diluted	$0.56	$0.47

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2025	2024
Provision for income taxes, as reported	$38,328	$35,492
Tax effect of non-GAAP net income adjustments	69,371	55,148
Adjusted provision for income taxes, non-GAAP	$107,699	$90,640
Non-GAAP effective tax rate	23%	23%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of March 31, 2025, we had approximately $9.2 billion in available liquidity, with $8.5 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. Additionally, we had $827.3 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program. As of March 31, 2025, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$7,088,831	$8,075,247
Short-term restricted cash (i)	681,774	902,478
Long-term restricted cash	69,838	69,915
Investments in short-term debt securities	354,841	403,426
Investments in long-term debt securities	273,614	471,977
Revolving credit facility	775,000	775,000
Total liquidity	$9,243,898	$10,698,043

(i) As of March 31, 2025, we have invested $89.0 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of March 31, 2025, we held approximately 8,584 bitcoins for long-term investment purposes ("bitcoin investment") with a fair value of $708.5 million based on observable market prices, which is included within “Other non-current assets” on the condensed consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long-term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through "Remeasurement loss (gain) on bitcoin investment" within the condensed consolidated statements of operations. We purchased approximately 99 bitcoins with a cost basis of $9.5 million during the three months ended March 31, 2025, for investment purposes. We did not purchase any bitcoins for investment purposes during the three months ended March 31, 2024. We did not sell any of our bitcoin investment during the three months ended March 31, 2025 and March 31, 2024. We recognized a loss of $93.4 million and gain of $233.4 million from the remeasurement of our bitcoin investment during the three months ended March 31, 2025 and March 31, 2024, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of March 31, 2025, we held $5.2 billion in aggregate principal amount of debt, comprised of $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), and $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes" and, together with the 2026 Senior Notes and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

On March 5, 2020, we issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). On March 1, 2025, we paid $1.0 billion in cash to settle the outstanding principal balance and interest on the 2025 Convertible Notes upon maturity.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility (the "2020 Credit Facility") maturing in June 2028. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.4 billion on a revolving basis, of which $619.0 million was drawn as of March 31, 2025. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

Cash, Restricted Cash, and Working Capital

We believe that our existing cash and cash equivalents, investment in marketable debt securities, and availability under our line of credit will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, shares repurchased through our share repurchase program, and planned capital expenditures for at least the next 12 months. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our convertible notes and senior notes; and we may do so in the future. However, such funding may not be available on terms acceptable to us or at all.

When we were last rated during 2024, we received a non-investment grade rating by S&P Global Ratings (BB+), Fitch Ratings, Inc. (BB+), and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $681.8 million as of March 31, 2025 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $69.8 million as of March 31, 2025 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$133,336	$489,395
Net cash provided by investing activities	914,708	1,042,387
Net cash provided by (used in) financing activities	(1,211,632)	32,409
Effect of foreign exchange rate on cash and cash equivalents	22,249	(41,755)
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	$(141,339)	$1,522,436

Cash Flows from Operating Activities

For the three months ended March 31, 2025, cash provided by operating activities was $133.3 million, comprised of net income of $188.7 million, adjusted for non-cash expenses of $689.3 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; bitcoin remeasurement; and depreciation and amortization, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $265.2 million; net outflows from loan products of $311.0 million; and net outflows related to changes in other assets and liabilities, including customers payable and settlements receivable, of $168.5 million due to the timing of period end.

For the three months ended March 31, 2024, cash provided by operating activities was $489.4 million, comprised of net income of $470.8 million, adjusted for non-cash expenses of $590.2 million, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; non-cash lease expense; and losses on revaluation of equity investments, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $267.0 million; bitcoin remeasurement of $233.4 million; net outflows from loan products of $185.7 million; and a change in deferred income taxes of $8.0 million. Changes in other assets and liabilities, including settlements receivable and customers payable of $122.5 million contributed positively and was primarily due to the timing of period end.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, cash provided by investing activities was $914.7 million, primarily due to a net inflow related to consumer receivables of $703.6 million and net proceeds from investments of marketable securities of $250.5 million. These were partially offset by the purchases of property and equipment of $31.9 million.

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

Cash Flows from Financing Activities

For the three months ended March 31, 2025, cash used in financing activities was $1.2 billion, driven by a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025; net repayments under Warehouse Facilities borrowings of $868.3 million; and $445.3 million of share repurchases in the first quarter of 2025. These were partially offset by increases in customer funds of $1.1 billion, and interest-bearing deposits of $34.5 million.

For the three months ended March 31, 2024, cash provided by financing activities was $32.4 million primarily as a result of a change in customer funds of $875.9 million, proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $19.9 million, and a net increase in interest-bearing deposits of $18.7 million. These were partially offset by net repayments under Warehouse Facilities borrowings of $630.0 million as well as repurchases of common stock of $252.1 million.

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

There were no significant changes in our critical accounting estimates during the quarter ended March 31, 2025 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “Remeasurement loss (gain) on bitcoin investment” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of March 31, 2025, the fair value of our bitcoin investment included in other non-current assets was $708.5 million, and for the three months ended March 31, 2025, we recognized a $93.4 million loss from the remeasurement of our bitcoin investment.

There have been no additional material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and our condensed consolidated financial statements and related notes, before making any investment decision with respect to our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors.”

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
•risks related to the banking ecosystem, including through Square Financial Services, Inc., a Utah-chartered industrial bank ("Square Financial Services"), our bank partnerships, and FDIC and other regulatory obligations;
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
•litigation, including intellectual property claims, government investigations or inquiries, and legal and regulatory matters;
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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin each subject us to additional risks related to any further developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. We may experience adverse impacts to our business as a result of the actions taken by regulators, legislatures, and other government actors, including the current U.S. administration, in the cryptocurrency industry. For example, to the extent the United States establishes a Strategic Bitcoin Reserve, or otherwise modifies the regulatory environment for digital assets, each of which has been contemplated by executive order, demand for bitcoin, and thus, supply and pricing for bitcoin may be impacted. If the cryptocurrency environment deteriorates or improves based on these or other factors, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If demand increases sharply, either to buy or to sell bitcoin, we may not be able to fulfill that demand in a timely manner or at all, which could result in customer frustration or movement to other platforms. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of Cash App, or other bitcoin-related products, and our results of operations may be adversely impacted. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Any deterioration in the cryptocurrency markets may also have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies, or our bitcoin operations, may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of bitcoin or the cryptocurrency markets.

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

•enactment of or increases in tariffs, sanctions, fines, or other trade restrictions, including retaliatory actions;

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

Volatility in the banking and financial services sectors may impact our bank partnerships and could negatively impact our business. For example, we offer access to deposit products that are eligible for FDIC pass-through insurance coverage through our partnerships with banks that are members of the FDIC. To ensure deposits are insured by the FDIC on a pass-through basis, we and our bank partners must meet certain conditions established by the FDIC, such as appropriately maintaining records of customers’ ownership of funds. We believe our banking programs, including records maintained by us and our bank partners, satisfy all applicable regulatory conditions for each eligible participant's deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree, the FDIC may not recognize the participants’ claims as covered by deposit insurance in the event a bank partner fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that funds held at a bank partner are not covered by deposit insurance, or if one or more of our bank partners were to fail and enter receivership proceedings under the FDIA, our sellers and customers may seek to withdraw their funds, or may not be able to withdraw all their funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address. Additionally, in instances where we are a service-provider to or are otherwise in a third-party relationship with our bank partners in connection with these programs, we are subject to certain risk-management standards for third-party relationships in accordance with bank regulatory guidance and examinations by the federal and state banking regulators. Should we or our bank partners be unable to satisfy these standards, we may have to discontinue certain product offerings or discontinue certain third-party relationships, and our business and operations may be materially and adversely affected.

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

Square Loans is our commercial lending program. Adverse changes in macroeconomic conditions or the credit quality of our sellers could cause some sellers who utilize Square Loans to cease operating or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the business loan and/or extend the repayment period beyond the contractual repayment terms on the business loan. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, where our recourse is to the business and not to any individual or other asset. In addition, because the servicing fees we receive from third-party investors depend on the repayment of the business loans, if there is an increase in sellers who utilize Square Loans who are unable to repay their business loans, we will be unable to collect our entire servicing fee for such loans. While our exposure to loans that we sell to third parties is more limited, if the sellers who utilize Square Loans are unable to repay their loans, the risk of loss in our owned loan portfolio will increase and our business may be adversely affected. Square Financial Services, as the originator of Square Loans in the U.S., is subject to additional risks described elsewhere in this Quarterly Report on Form 10-Q.

Maintaining and growing our Square Loans business is dependent on institutional third-party investors purchasing the eligible business loans originated by us. If such third parties fail to continue to purchase such business loans or reduce the amount of future loans they purchase, then we may need to reduce originations, or we would need to fund the purchase of additional business loans from our own resources. We then may have to reduce the scale of Square Financial Services, which could have a direct impact on our ability to grow. Additionally, Square Financial Services has certain customary repurchase obligations in its loan purchase and servicing agreements with such third-party investors for breaches of certain eligibility representations and warranties. If third parties reduce the price they are willing to pay for these business loans or reduce the servicing fees they pay us in exchange for servicing the business loans on their behalf, then the financial performance of Square Financial Services would be harmed.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures and disruptions, outages, security incidents, and other events or conditions that interrupt the availability, or reduce the speed or functionality of our products and services, including reductions in data integrity and disruptions in our risk management processes. These events have resulted and likely will result in loss of revenue. In addition, we may incur significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions, including those associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent, persistent or significant interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, we have made and may in the future make changes in our management team or management structure that may be disruptive to our business. If our management team or management structure, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our plan to continue to cap our employee base at approximately 12,000, changes in our organizational structure, and recent restructurings of our employee base or restructurings we may undertake in the future may adversely impact employee morale, and adversely affect our ability to retain or attract highly skilled employees.

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

Some of our hardware devices manufactured outside of the United States are subject to tariffs when imported to the United States. These tariffs negatively affect our gross margin on the impacted products, and increases in our pricing as a result of tariffs may adversely affect demand for our products or reduce the competitiveness of our products if our competitors do not make similar pricing adjustments. The impact of any increased or new tariffs or other trade restrictions, for example, as proposed or instituted by the U.S. administration, could have a material and adverse effect on our business, results of operations, and financial condition.

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

Our performance is subject to economic conditions and the impact of such conditions on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In particular, inflation and economic uncertainty, including the impact of heightened tariffs, a potential recession, and market expectations regarding the same, have impacted and may continue to impact consumer spending in general and at these businesses. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. For example, if sellers processing payments with Square receive chargebacks after they cease to operate, we may incur additional losses. We serve sellers across a variety of industry verticals and in an economic downturn, certain verticals, particularly those that may be viewed as discretionary by consumers, may be impacted to a greater degree than others, which may harm our business and financial results.

We may experience material and adverse impacts to our business as a result of the uncertainty and volatility in the banking and financial services sectors, deteriorating macroeconomic conditions, including inflation, heightened or uncertain tariffs, and interest rate increases, availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities, and the rates paid on deposits and borrowings. Heightened tariffs and changes in trade policies may lead to increased costs for goods and services, which could reduce consumer purchasing power and discretionary spending. Our ecosystems depend in part on consumer spending and, as a result, declines in spending have adversely affected and could adversely affect our business, including engagement across our platforms, and our financial results. As a result of economic conditions, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, customers who utilize our BNPL products and consumer loan products, such as Cash App Borrow, may also be disproportionately adversely affected by economic downturns, which could negatively impact demand for these product offerings or cause loss rates on such products to increase.

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

Our credit agreement contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes, 2031 Senior Notes, and 2032 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit agreement or our Senior Notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit agreement, our Senior Notes, our other outstanding indebtedness, including our 2026 Convertible Notes and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable or may prevent us from borrowing under our credit agreement.

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

As of March 31, 2025, we had $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, and $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes.

Prior to February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. After such dates, the holders may convert all or a portion of such Convertible Notes at their option. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to settle the Convertible Notes in cash, shares of Class A common stock or any combination thereof.

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

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and such reform may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% (known as "Pillar Two") for large multinational companies with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. Countries we operate in have adopted or intend to adopt laws to implement this initiative. Such countries and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business.

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

As of March 31, 2025, we released a material portion of the valuation allowance for deferred tax assets in the United States. Our deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 13, Income Taxes within Notes to the Condensed Consolidated Financial Statements for further details.

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

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis, as well as certain monitoring of our compliance with our obligations under applicable laws, regulations and agreements. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal and state agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, following the publication of a short seller report in March 2023, we received inquiries from the SEC and DOJ and we continue to cooperate in such matters. Refer to Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for further details on regulatory and litigation matters. Regulatory, governmental and other agencies have and may continue to coordinate or share information from time to time, which may result in new or consolidated actions by various agencies against us. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, standards or consent orders could have a significant impact on our reputation as a trusted brand and could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy issues identified by regulators, and expose us to legal risk and potential criminal and civil liability.

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the EU’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. In the U.K., the Data Protection Act and legislation referred to as the U.K. GDPR substantially enact the GDPR into U.K. law and provide for similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). We use similar mechanisms approved by the U.K. Information Commissioner’s Office when transferring personal data from the UK to other jurisdictions. On July 16, 2020, the Court of Justice of the European Union issued a decision imposing additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. In the U.K., personal data generally may be transferred from the EU to the U.K. without restriction pursuant to an adequacy decision issued by the European Commission under the GDPR and the Law Enforcement Directive, subject to a four-year “sunset” period that expires in 2025, after which the European Commission’s adequacy decision may be renewed. The European Commission may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Moreover, the EU’s evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures in the future that could directly impact our use of such technologies or lead to significant penalties for non-compliance. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was amended by the California Privacy Rights Act, which was passed in November 2020 and became effective on January 1, 2023. The CCPA, as amended, imposes stringent data privacy and data protection requirements relating to personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA remain unclear. More generally, privacy, data protection, and information security continue to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice has issued final rules, effective April 8, 2025, that prohibit and restrict certain access to U.S. bulk sensitive personal data and U.S. government-related data by designated countries of concern. The effects of recently proposed or enacted laws and regulation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, variances in these laws and regulations or their interpretations may increase our compliance costs.

We have incurred, and may continue to incur, significant expenses to comply with evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, shifting consumer expectations, or contractual obligations. Laws and regulations directed at privacy, data protection, and cybersecurity, and those that have been applied in those areas, can be challenging to comply with and may be subject to evolving interpretations or applications. In particular, with laws and regulations such as the GDPR and similar privacy laws in Australia, Canada, and Japan, as well as the CCPA and other laws in the U.S. imposing new and relatively burdensome obligations, and with the interpretation and application of these and other laws and regulations subject to evolving and uncertain interpretation and application, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and we may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our privacy, data protection, or information security policies, changing consumer expectations, or with any evolving legal or regulatory requirements, industry standards, or contractual obligations could result in claims, demands, and litigation by private parties, investigations and other proceedings by regulatory authorities, and fines, penalties and other liabilities, may harm our reputation and competitive position, and may cause our customers to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

We are subject to risks related to legal and regulatory matters.

We are currently, and may continue to be, subject to a variety of legal and regulatory matters, including claims, lawsuits (including class actions and individual lawsuits), disputes, investigations, subpoenas, inquiries or audits, and other actions or proceedings, including from regulatory bodies and governmental agencies. We have been, and may continue to be, subject to enforcement actions from regulatory bodies and governmental agencies, which may be public and may harm our brand and reputation, cause our customers to stop using our product or applications, cause our partners to discontinue their relationship with us, impair our ability to grow our customer base, subject us to financial penalties and liabilities, and otherwise adversely affect our business, financial condition, and results of operations. For example, in January 2025, we entered into a Consent Order with the CFPB related to certain customer service and dispute resolutions matters. Any noncompliance with the order may result in further exposure to CFPB action. Further, regulatory uncertainty or future changes in the regulatory landscape, whether at the state or federal level, or otherwise, may make it more difficult to plan or operate our business and may harm our business and results of operations

The number and significance of our legal or regulatory matters have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal or regulatory matters as we continue to grow and expand. We also receive significant media attention, which could result in increased legal or regulatory matters. Moreover, legal or regulatory matters have in the past and could in the future cause follow-on litigation or regulatory scrutiny by additional parties. These matters may require significant time and expense even if we are successful in resolving the matter, and the outcomes can be uncertain and unpredictable and may involve material penalties, fines, or restrictions on our business.

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

The regulation of BNPL products is evolving, and states or countries have and may continue to pass new or additional regulations or additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards that could adversely impact our BNPL products or the way we operate our BNPL platform. The CFPB has issued an interpretive rule clarifying that companies offering certain BNPL products are subject to many of the same regulatory requirements as credit card issuers. If the interpretive rule is applicable, or if state or international legislation or regulation governing BNPL products is introduced, then increased compliance obligations and regulatory scrutiny may negatively impact our revenue and profitability. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by any regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets.

Our subsidiary Cash App Investing is a broker-dealer registered with the SEC and a member of FINRA, and therefore is subject to extensive regulation and scrutiny.

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds by users of our Cash App through a third-party carrying broker-dealer, DriveWealth LLC (“DriveWealth”). Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore, Cash App Investing is subject to regulation, examination, and supervision by the SEC, FINRA, and state securities regulators. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s regulatory obligations. However, appropriately addressing Cash App Investing’s regulatory obligations is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Cash App Investing also relies on various third parties, including DriveWealth, to provide services, including handling and executing customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or Cash App Investing.

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

We regularly contribute software source code under open source and other permissive licenses and have made other technology we developed, such as AI agents, available under such licenses, and we include open source software in our products. Additionally, our AI services may be trained on data sets that may include open source software and the outputs of our AI services may be subject to open source license restrictions or obligations. As a result of our open source contributions and the use of open source software in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial condition.

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

Investors, regulators, customers, employees and other stakeholders continue to focus on environmental, social, and governance (“ESG”) matters. Our ESG strategy is focused on five key areas: purpose, customers, investments, operations, and corporate governance. We publicly report on certain commitments, initiatives, and goals regarding ESG matters in our annual Impact Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to building a diverse workforce that reflects our customers and the communities we serve. We also continue to maintain our commitment to be net zero carbon for operations by 2030. The implementation of our ESG commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain ESG practices that meet evolving stakeholder expectations, or if we revise any of our ESG commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. In addition, we could also be criticized or face claims regarding our ESG commitments, initiatives, and goals, including with respect to the accuracy, adequacy, or completeness of related disclosures, and our reputation and business could be negatively impacted. Further, regulatory requirements with respect to carbon emissions disclosures and other aspects of ESG may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. In addition, California and a number of jurisdictions outside the United States have adopted ESG rules, including disclosure requirements, that apply to us and we will incur costs and expend resources to comply with such applicable ESG rules.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of March 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The following table summarizes the share repurchase activity for the three months ended March 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	576	$87.52	576	$2,622,439
February 1, 2025 - February 28, 2025	3,502	$67.02	3,502	$2,387,727
March 1, 2025 - March 31, 2025	2,727	$58.74	2,727	$2,227,551
Total	6,805		6,805
(i) Average price paid per share for open market purchases includes broker commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarter ended March 31, 2025, the following officers, as defined in Rule 16a-1(f), and director adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, that are each intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:

Name and Title	Action	Date of Adoption or Termination	Expiration Date	Maximum Aggregate Number of Class A Shares to be Sold
Amrita Ahuja Chief Operating Officer & Chief Financial Officer	Adoption	February 25, 2025	May 27, 2026, or earlier if all transactions are completed	178,963
Chrysty Esperanza Chief Legal Officer	Adoption	February 25, 2025	June 2, 2026, or earlier if all transactions are completed	3,000
Dhananjay Prasanna Technology + Engineering Lead	Adoption	February 25, 2025	May 27, 2026, or earlier if all transactions are completed	111,734
Anthony Eisen Director	Adoption	February 25, 2025	May 27, 2026, or earlier if all transactions are completed	310,000
Brian Grassadonia Ecosystem Lead	Adoption	March 3, 2025 (i)	June 2, 2026, or earlier if all transactions are completed	56,905
Brian Grassadonia Ecosystem Lead	Termination (ii)	March 19, 2025	March 30, 2025, or earlier if all transactions are completed	652,282

(i) On March 26, 2025, Mr. Grassadonia terminated this Rule 10b5-1 trading arrangement prior to the execution of any trades.
(ii) Trading arrangement was originally adopted on November 29, 2023.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Supplemental Indenture, dated January 21, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).	10-K	001-37622	4.6	February 24, 2025
4.2	Supplemental Indenture, dated January 21, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).	10-K	001-37622	4.9	February 24, 2025
4.3	Description of Class A Common Stock.	10-K	001-37622	4.17	February 24, 2025
10.1	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.	10-K	001-37622	10.2.2	February 24, 2025
10.2	Form of Stock Option Grant and Stock Option Agreement.	10-K	001-37622	10.2.4	February 24, 2025
10.3	Block, Inc. Outside Director Compensation Policy, as amended and restated.	10-K	001-37622	10.6	February 24, 2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)
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

BLOCK, INC.

Date:	May 1, 2025	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)