Form 10-Q
period 2025-06-30
Block, Inc.
filed 2025-08-07
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2025, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 549,574 and 60,010, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,384,224	$8,075,247
Settlements receivable	1,235,325	1,060,966
Customer funds	4,937,814	4,182,872
Consumer receivables, net	2,202,592	2,504,879
Loans held for sale	1,411,653	1,111,107
Loans held for investment, net of allowance	1,039,544	365,062
Other current assets	2,496,510	2,580,068
Total current assets	19,707,662	19,880,201
Goodwill	11,816,794	11,417,422
Acquired intangible assets, net	1,368,735	1,433,067
Deferred tax assets	1,793,827	1,800,994
Other non-current assets	2,171,373	2,245,911
Total assets	$36,858,391	$36,777,595
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$6,957,104	$5,837,152
Accrued expenses and other current liabilities	1,423,231	1,525,149
Current portion of long-term debt (Note 12)	1,570,979	999,497
Warehouse funding facilities, current	120,000	185,000
Total current liabilities	10,071,314	8,546,798
Warehouse funding facilities, non-current	583,924	1,296,680
Long-term debt (Note 12)	3,539,887	5,105,939
Other non-current liabilities	540,374	593,216
Total liabilities	14,735,499	15,542,633
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at June 30, 2025 and December 31, 2024. None issued and outstanding at June 30, 2025 and December 31, 2024.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at June 30, 2025 and December 31, 2024; 550,191 and 559,606 issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at June 30, 2025 and December 31, 2024; 60,012 and 60,070 issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	19,442,101	19,900,379
Accumulated other comprehensive loss	(381,913)	(1,001,065)
Retained earnings	3,096,948	2,368,618
Total stockholders’ equity attributable to common stockholders	22,157,136	21,267,932
Noncontrolling interests	(34,244)	(32,970)
Total stockholders’ equity	22,122,892	21,234,962
Total liabilities and stockholders’ equity	$36,858,391	$36,777,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Transaction-based revenue	$1,817,398	$1,712,967	$3,368,129	$3,224,176
Subscription and services-based revenue	2,052,604	1,787,893	3,943,577	3,470,187
Hardware revenue	40,423	42,960	69,113	75,461
Bitcoin revenue	2,144,032	2,611,743	4,445,434	5,342,867
Total net revenue	6,054,457	6,155,563	11,826,253	12,112,691
Cost of revenue:
Transaction-based costs	1,066,028	1,000,055	1,969,850	1,873,220
Subscription and services-based costs	298,069	291,801	573,117	561,469
Hardware costs	76,548	68,309	129,082	119,094
Bitcoin costs	2,062,878	2,544,329	4,298,993	5,195,339
Amortization of acquired technology assets	14,404	17,589	29,078	35,616
Total cost of revenue	3,517,927	3,922,083	7,000,120	7,784,738
Gross profit	2,536,530	2,233,480	4,826,133	4,327,953
Operating expenses:
Product development	725,288	713,163	1,485,987	1,433,737
Sales and marketing	549,731	507,562	1,054,191	951,447
General and administrative	449,237	473,568	941,034	944,828
Transaction, loan, and consumer receivable losses	294,090	191,812	463,779	357,541
Amortization of customer and other acquired intangible assets	33,891	40,813	67,547	84,095
Total operating expenses	2,052,237	1,926,918	4,012,538	3,771,648
Operating income	484,293	306,562	813,595	556,305
Interest expense (income), net	23,687	(1,871)	40,930	(20,616)
Remeasurement loss (gain) on bitcoin investment	(212,165)	70,116	(118,814)	(163,288)
Other expense (income), net	13,389	(10,584)	5,047	(15,004)
Income before income tax	659,382	248,901	886,432	755,213
Provision for income taxes	121,048	59,029	159,376	94,521
Net income	538,334	189,872	727,056	660,692
Less: Net loss attributable to noncontrolling interests	(124)	(5,396)	(1,274)	(6,581)
Net income attributable to common stockholders	$538,458	$195,268	$728,330	$667,273

Net income per share attributable to common stockholders:
Basic	$0.88	$0.32	$1.18	$1.08
Diluted	$0.87	$0.31	$1.17	$1.05
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	612,882	617,666	616,108	617,033
Diluted	618,928	634,221	627,103	636,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$538,334	$189,872	$727,056	$660,692
Net foreign currency translation adjustments (i)	489,973	125,951	619,793	(158,223)
Net unrealized gain (loss) on marketable debt securities, net of tax	(1,071)	1,883	(641)	4,161
Total comprehensive income	$1,027,236	$317,706	$1,346,208	$506,630

(i) Includes foreign currency translation gains related to goodwill of $312.4 million and $398.4 million for the three and six months ended June 30, 2025, respectively. The three and six months ended June 30, 2024 includes a foreign currency translation gain related to goodwill of $100.9 million and a loss of $97.3 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2024	619,676	$19,900,379	$(1,001,065)	$2,368,618	$(32,970)	$21,234,962
Net income (loss)	—	—	—	189,872	(1,150)	188,722
Shares issued in connection with employee stock plans	4,004	2,283	—	—	—	2,283
Repurchases of common stock	(6,805)	(445,298)	—	—	—	(445,298)
Change in other comprehensive loss	—	—	130,250	—	—	130,250
Share-based compensation	—	324,155	—	—	—	324,155
Balance at March 31, 2025	616,875	$19,781,519	$(870,815)	$2,558,490	$(34,120)	$21,435,074
Net income (loss)	—	—	—	538,458	(124)	538,334
Shares issued in connection with employee stock plans	5,791	48,799	—	—	—	48,799
Repurchases of common stock	(12,463)	(692,204)	—	—	—	(692,204)
Change in other comprehensive loss	—		488,902	—	—	488,902
Share-based compensation	—	303,987	—	—	—	303,987
Balance at June 30, 2025	610,203	$19,442,101	$(381,913)	$3,096,948	$(34,244)	$22,122,892

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit)	interests	equity
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836
Net income (loss)	—	—	—	472,005	(1,185)	470,820
Shares issued in connection with employee stock plans	4,806	19,943	—	—	—	19,943
Repurchases of common stock	(3,563)	(252,095)	—	—	—	(252,095)
Change in other comprehensive loss	—	—	(281,896)	—	—	(281,896)
Share-based compensation	—	317,588	—	—	—	317,588
Balance at March 31, 2024	617,064	$19,687,428	$(660,203)	$(56,424)	$(3,605)	$18,967,196
Net income (loss)	—	—	—	195,268	(5,396)	189,872
Shares issued in connection with employee stock plans	6,295	66,258	—	—	—	66,258
Repurchases of common stock	(5,742)	(389,508)	—	—	—	(389,508)
Change in other comprehensive loss	—	—	127,834	—	—	127,834
Share-based compensation	—	331,343	—	—	—	331,343
Balance at June 30, 2024	617,617	$19,695,521	$(532,369)	$138,844	$(9,001)	$19,292,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$727,056	$660,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,345	194,543
Amortization of discounts and premiums and other non-cash adjustments	(546,560)	(537,806)
Non-cash lease expense	28,372	31,475
Share-based compensation	612,577	631,791
Gain on revaluation of equity investments	(1,456)	(2,483)
Remeasurement gain on bitcoin investment	(118,814)	(163,288)
Transaction, loan, and consumer receivable losses	463,779	357,541
Change in deferred income taxes	52,019	3,528
Purchases and originations of loans originally classified as held for sale	(10,634,603)	(6,911,321)
Proceeds from repayments of loans originally classified as held for sale	10,163,789	6,585,211
Changes in operating assets and liabilities:
Settlements receivable	(258,566)	(829,379)
Customers payable	315,632	871,931
Settlements payable	(330)	(8,134)
Other assets and liabilities	(476,582)	124,486
Net cash provided by operating activities	507,658	1,008,787
Cash flows from investing activities:
Purchases of marketable debt securities	(282,149)	(757,335)
Proceeds from maturities of marketable debt securities	278,624	458,029
Proceeds from sale of marketable debt securities	373,759	395,455
Payments for originations of consumer receivables	(14,638,790)	(12,866,904)
Proceeds from principal repayments and sales of consumer receivables	15,494,483	13,727,603
Purchases and originations of loans originally classified as held for investment	(1,164,089)	—
Proceeds from repayments of loans originally classified as held for investment	457,152	—
Purchases of property and equipment	(63,192)	(70,355)
Purchases of other investments	(26,870)	(19,079)
Net cash provided by investing activities	428,928	867,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	2,000,000
Payments of debt issuance costs from issuance of senior notes	—	(26,619)
Payments to redeem convertible notes	(1,000,624)	—
Proceeds from warehouse facilities borrowings	435,497	319,634
Repayments of warehouse facilities borrowings	(1,242,317)	(968,045)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	51,082	86,201
Net increase in interest-bearing deposits	54,792	41,969
Repurchases of common stock	(1,137,502)	(641,603)
Other financing activities	(35,330)	(18,473)
Change in customer funds, restricted from use in the Company's operations	754,942	380,283
Net cash provided by (used in) financing activities	(2,119,460)	1,173,347
Effect of foreign exchange rate on cash and cash equivalents	94,932	(39,771)
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	(1,087,942)	3,009,777
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	13,230,512	9,009,087
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$12,142,570	$12,018,864

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$6,384,224	$7,799,093
Short-term restricted cash	745,519	597,855
Long-term restricted cash	75,013	71,203
Customer funds cash and cash equivalents	4,937,814	3,550,713
Total	$12,142,570	$12,018,864

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.

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

Concentration of Credit Risk

For the three and six months ended June 30, 2025 and June 30, 2024, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had four third-party payment processors that represented approximately 41%, 17%, 15% and 11% of settlements receivable as of June 30, 2025. As of December 31, 2024, the Company had three third-party processors that represented approximately 42%, 17% and 13% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $119.0 million and $209.6 million for the three and six months ended June 30, 2025, respectively, compared to $78.3 million and $139.9 million for the three and six months ended June 30, 2024, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $211.6 million and $415.1 million for the three and six months ended June 30, 2025, respectively, compared to $252.7 million and $463.6 million for the three and six months ended June 30, 2024, respectively, for such expenses.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2024, the SEC adopted rules that require registrants to provide climate-related information in their registration statements and annual reports, such as disclosure of material climate-related risks, Board of Directors’ oversight and risk management activities, material greenhouse gas emissions, and material climate-related targets and goals. On April 4, 2024, the SEC voluntarily stayed the implementation of the rules pending the judicial review of challenges to the rules in the Eighth Circuit Court of Appeals. In March 2025, the SEC voted to end, and withdraw, its legal defense of its climate disclosure rules. The SEC reiterated in July 2025 that it does not intend to reconsider the final rule. The Company is currently monitoring developments with respect to these rules, including whether they will become effective.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers:
Transaction-based revenue	$1,817,398	$1,712,967	$3,368,129	$3,224,176
Subscription and services-based revenue	1,309,770	1,263,942	2,574,117	2,476,060
Hardware revenue	40,423	42,960	69,113	75,461
Bitcoin revenue	2,144,032	2,611,743	4,445,434	5,342,867
Revenue from other sources:
Subscription and services-based revenue (i)	742,834	523,951	1,369,460	994,127
Total net revenue	$6,054,457	$6,155,563	$11,826,253	$12,112,691

(i) Subscription and services-based revenue from other sources relates to revenue generated from the Company's Square Loans, Cash App Borrow loans, and consumer receivables originated through our BNPL platform, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services, Inc., which is a Utah state-chartered industrial loan company ("Square Financial Services").

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$12,517	$1	$—	$12,518
Corporate bonds	74,821	253	(2)	75,072
Commercial paper	533	—	—	533
Municipal securities	130	—	—	130
Certificates of deposit	1,246	—	—	1,246
U.S. government securities	223,583	340	(11)	223,912
Total	$312,830	$594	$(13)	$313,411

Long-term debt securities:
U.S. agency securities	$47,000	$50	$(5)	$47,045
Corporate bonds	26,014	86	(25)	26,075
Municipal securities	5,773	43	(235)	5,581
U.S. government securities	117,223	675	(27)	117,871
Total	$196,010	$854	$(292)	$196,572

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$34,454	$15	$(1)	$34,468
Corporate bonds	160,238	248	(96)	160,390
Commercial paper	333	—	—	333
Municipal securities	398	1	—	399
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	206,340	449	(4)	206,785
Total	$402,814	$713	$(101)	$403,426

Long-term debt securities:
U.S. agency securities	$49,017	$23	$(10)	$49,030
Corporate bonds	195,035	693	(384)	195,344
Municipal securities	4,592	4	(251)	4,345
U.S. government securities	222,164	1,218	(124)	223,258
Total	$470,808	$1,938	$(769)	$471,977

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	June 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
Corporate bonds	$8,205	$(2)	$—	$—	$8,205	$(2)
U.S. government securities	84,758	(11)	—	—	84,758	(11)
Total	$92,963	$(13)	$—	$—	$92,963	$(13)

Long-term debt securities:
U.S. agency securities	$7,996	$(5)	$—	$—	$7,996	$(5)
Corporate bonds	7,276	(25)	—	—	7,276	(25)
Municipal securities	2,747	(121)	349	(114)	3,096	(235)
U.S. government securities	20,634	(27)	—	—	20,634	(27)
Total	$38,653	$(178)	$349	$(114)	$39,002	$(292)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$18,954	$(1)	$—	$—	$18,954	$(1)
Corporate bonds	50,905	(93)	1,995	(3)	52,900	(96)
U.S. government securities	—	—	3,994	(4)	3,994	(4)
Total	$69,859	$(94)	$5,989	$(7)	$75,848	$(101)

Long-term debt securities:
U.S. agency securities	$9,990	$(10)	$—	$—	$9,990	$(10)
Corporate bonds	80,550	(384)	—	—	80,550	(384)
Municipal securities	2,848	(128)	363	(123)	3,211	(251)
U.S. government securities	58,681	(124)	—	—	58,681	(124)
Total	$152,069	$(646)	$363	$(123)	$152,432	$(769)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$312,830	$313,411
Due in one to five years	196,010	196,572
Total	$508,840	$509,983

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2025	December 31, 2024
Cash	$3,696,228	$3,195,253
Cash equivalents:
Money market funds	4,645	4,645
Reverse repurchase agreement (i)	1,236,941	982,974
Total customer funds	$4,937,814	$4,182,872

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$441,799	$—	$—	$857,196	$—	$—
U.S. government securities	29,898	—	—	26,951	—	—
Commercial paper	—	—	—	—	509	—
Restricted cash:
Money market funds	94,764	—	—	319,800	—	—
Customer funds:
Reverse repurchase agreement	1,236,941	—	—	982,974	—	—
Money market funds	4,645	—	—	4,645	—	—
Short-term debt securities:
U.S. government securities	223,912	—	—	206,785	—	—
Corporate bonds	—	75,072	—	—	160,390	—
U.S. agency securities	—	12,518	—	—	34,468	—
Certificates of deposit	—	1,246	—	—	1,051	—
Commercial paper	—	533	—	—	333	—
Municipal securities	—	130	—	—	399	—
Long-term debt securities:
U.S. government securities	117,871	—	—	223,258	—	—
Corporate bonds	—	26,075	—	—	195,344	—
U.S. agency securities	—	47,045	—	—	49,030	—
Municipal securities	—	5,581	—	—	4,345	—
Other:
Bitcoin investment (i)	931,656	—	—	792,282	—	—
Investment in marketable equity securities	6,413	—	—	5,407	—	—
Total	$3,087,899	$168,200	$—	$3,419,298	$445,869	$—
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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$997,409	$977,022	$996,017	$960,589
2031 Senior Notes	991,665	910,408	990,971	873,868
2032 Senior Notes	1,976,357	2,040,846	1,975,026	1,999,220
2025 Convertible Notes	—	—	999,497	991,941
2026 Convertible Notes	573,570	549,623	572,723	533,154
2027 Convertible Notes	571,865	511,875	571,202	497,517
Total	$5,110,866	$4,989,774	$6,105,436	$5,856,289

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$1,411,653	$1,438,134	$1,111,107	$1,112,746
Loans held for investment	1,039,544	1,055,171	365,062	382,542
Total	$2,451,197	$2,493,305	$1,476,169	$1,495,288

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2025 and June 30, 2024, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the three and six months ended June 30, 2025, $210.0 million and $420.0 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties, respectively. For the three and six months ended June 30, 2024, $131.7 million and $171.3 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties, respectively. Net losses on sales of consumer receivables were immaterial for both the three and six months ended June 30, 2025 and June 30, 2024.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2025, the amortized cost of Pass rated consumer receivables was $2.3 billion and the amount of Classified consumer receivables was $134.4 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	June 30, 2025	December 31, 2024
Non-delinquent loans	$1,898,188	$2,227,348
1 - 60 days past due	381,970	369,173
61 - 90 days past due	32,316	29,334
90+ days past due	102,099	80,817
Total amortized cost	$2,414,573	$2,706,672

The amount listed as 1 - 60 days past due in the above table includes $282.4 million and $266.7 million of cash in transit as of June 30, 2025 and December 31, 2024, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they are recovered. The amount of recoveries for the three and six months ended June 30, 2025 and June 30, 2024 were immaterial.

The following table summarizes activity in the allowance for credit losses for consumer receivables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for credit losses, beginning of the period	$193,420	$181,947	$201,793	$185,275
Provision for credit losses	88,100	63,361	143,750	124,340
Charge-offs and other adjustments	(75,340)	(70,675)	(140,976)	(132,814)
Foreign exchange effect	5,801	1,878	7,414	(290)
Allowance for credit losses, end of the period	$211,981	$176,511	$211,981	$176,511

NOTE 7 - CUSTOMER LOANS

Customer loans primarily consist of Square Loans and Cash App Borrow products. Square Loans are facilitated by the Company’s wholly-owned subsidiary, Square Financial Services, to qualified Square sellers. The majority of Square Loans are sold to third-party investors with a portion retained on the Company’s balance sheet. Cash App Borrow is a credit product for consumers that allows customers to access short-term loans for a small fee. Historically, Cash App Borrow loans were originated through a partnership with an industrial bank, from whom the Company purchased the loans obtaining all rights, title, and interest, and were classified as held for sale on the Company’s balance sheet. Beginning in the second quarter of 2025, the Company also began originating Cash App Borrow loans through Square Financial Services. The Cash App Borrow loans originated through Square Financial Services are retained on the Company’s balance sheet and classified as held for investment.

The Company classifies customer loans as held for investment when the Company has both the intent and ability to hold them for the foreseeable future, until maturity, or until payoff. Customer loans are classified as held for sale when there is an available market for such loans and it is the Company’s intent to sell all of its rights, title, and interest in these loans to third-party investors. The Company’s intent and ability in the future may change based on changes in the business strategies, the economic environment, and market conditions.

The Company categorizes loans held for investment and loans held for sale by the intended customer of the loan product. Commercial loans primarily include Square Loans; Consumer loans include Cash App Borrow and consumer lending loans; and Other loans include those outside of consumer and commercial loans such as Square credit card.

Loans Held for Investment

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The following table presents the Company's loans held for investment by category (in thousands) as of June 30, 2025. The amount of charge-offs recorded and amount of recoveries for the three and six months ended June 30, 2025 were immaterial.

	June 30, 2025
	Consumer	Commercial	Total
Amortized cost basis	$696,637	$387,320	$1,083,957
Allowance for credit losses	(18,874)	(25,539)	(44,413)
Total loans held for investment, net of allowance	$677,763	$361,781	$1,039,544

As of December 31, 2024, the Company held $365.1 million of Commercial loans held for investment, net of allowance of $23.1 million. The amount of charge-offs recorded and amount of recoveries for the three and six months ended June 30, 2024 were immaterial.

The Company considers Square Loans that are greater than 60 days past due to be delinquent, and Square Loans 90 days or more past due to be nonperforming. Square Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a Square Loan is identified as nonperforming, recognition of income is discontinued. Square Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. Cash App Borrow loans that are 1 day or greater past due are considered delinquent, and those that are 90 days or more past due are generally considered to be uncollectible and are written off. As of June 30, 2025 and December 31, 2024, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated Square Loans generally consist of loans that are current or up to 60 days past due. Classified Square Loans generally comprise of loans that are greater than 60 days past due and have a higher risk of default. Pass rated Cash App Borrow loans generally consist of loans that are current. Classified Cash App Borrow loans are comprised of loans that are 1 day or greater past due, due to their short-term nature and repayment period, and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2025 and December 31, 2024, the amortized cost of Pass rated loans was $1.1 billion and $385.2 million, respectively, and the amount of Classified loans was immaterial for both periods.

Loans Held for Sale

The following table presents the Company’s loans held for sale by category (in thousands):

	June 30, 2025	December 31, 2024
Consumer	$692,881	$652,489
Commercial	631,343	404,844
Other	87,429	53,774
Total	$1,411,653	$1,111,107

Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due and Cash App Borrow loans that are 90 days or more past due are generally considered to be uncollectible and are written off. Past due status is based on contractual terms of the loans.

For the three and six months ended June 30, 2025, $1.1 billion and $2.2 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on the sales of loans of $62.3 million and $127.7 million for the same periods. For the three and six months ended June 30, 2024, $1.2 billion and $2.1 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on sales of loans of $64.8 million and $119.9 million for the same periods. The net gains on sales of loans are recognized in net income through “Subscription and services-based revenue” in the Company’s condensed consolidated statements of operations.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at June 30, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$353,791	$(270,189)	$83,602
Customer assets	15 years	1,396,473	(342,027)	1,054,446
Trade names and other	9 years	389,137	(158,450)	230,687
Total		$2,139,401	$(770,666)	$1,368,735

	Balance at December 31, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$353,791	$(241,110)	$112,681
Customer assets	15 years	1,401,102	(332,153)	1,068,949
Trade names and other	9 years	389,137	(137,700)	251,437
Total		$2,144,030	$(710,963)	$1,433,067

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Acquired intangible assets, net, beginning of the period	$1,391,242	$1,673,618	$1,433,067	$1,761,521
Amortization expense	(48,295)	(58,402)	(96,625)	(119,711)
Foreign currency translation and other adjustments	25,788	13,967	32,293	(12,627)
Acquired intangible assets, net, end of the period	$1,368,735	$1,629,183	$1,368,735	$1,629,183

The estimated future amortization expense of intangible assets as of June 30, 2025 was as follows (in thousands):

Remainder of 2025	$95,711
2026	183,165
2027	139,601
2028	135,813
2029	135,183
Thereafter	679,262
Total	$1,368,735

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	June 30, 2025	December 31, 2024
Restricted cash (i)	$745,519	$902,478
Processing costs receivable	423,945	478,767
Investments in short-term debt securities	313,411	403,426
Prepaid expenses	255,652	129,343
Accounts receivable, net	158,976	148,898
Inventory, net	138,141	104,990
Short-term deposits	83,940	87,968
Other	376,926	324,198
Total	$2,496,510	$2,580,068

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses	$554,066	$725,339
Customer deposits	296,676	241,884
Accounts payable	118,816	117,963
Accrued royalties	64,823	57,605
Accrued transaction losses (i)	54,382	58,580
Operating lease liabilities, current	51,982	52,880
Other	282,486	270,898
Total	$1,423,231	$1,525,149

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued transaction losses, beginning of the period	$57,137	$60,016	$58,580	$54,042
Provision for transaction losses	32,071	49,731	61,479	80,550
Charge-offs to accrued transaction losses	(34,826)	(28,438)	(65,677)	(53,283)
Accrued transaction losses, end of the period	$54,382	$81,309	$54,382	$81,309

In addition to amounts reflected in the table above, the Company recognized additional provisions for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions and negative balances, that are uncertain in nature. The Company recorded $62.0 million and $121.0 million for the three and six months ended June 30, 2025, respectively, for such losses. The Company recorded $84.4 million and $131.7 million for the three and six months ended June 30, 2024, respectively, for such losses.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2025	December 31, 2024
Bitcoin investment (i)	$931,656	$792,282
Property and equipment, net	311,112	314,432
Investment in non-marketable equity securities (ii)	246,558	245,557
Operating lease right-of-use assets	202,310	219,954
Investments in long-term debt securities	196,572	471,977
Restricted cash	75,013	69,915
Other	208,152	131,794
Total	$2,171,373	$2,245,911

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

The adjustments to the carrying value of the Company's non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Carrying amount, beginning of period	$243,058	$209,504	$245,557	$205,268
Net additions (reductions)	3,500	—	1,001	4,000
Gross unrealized gains	—	3,811	—	4,145
Gross unrealized losses and impairments	—	—	—	(98)
Carrying amount, end of period	$246,558	$213,315	$246,558	$213,315

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-marketable equity securities measured using the measurement alternative (in thousands):

	June 30, 2025	December 31, 2024
Upward adjustments	$155,329	$155,329
Downward adjustments (including impairment)	$(2,061)	$(2,061)

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liabilities, non-current	$255,703	$278,617
Deferred tax liabilities	162,754	162,435
Other	121,917	152,164
Total	$540,374	$593,216

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

The Company's bitcoin investment, which is included within “Other non-current assets” on the condensed consolidated balance sheets, is initially recorded at cost, inclusive of transaction costs, and remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income through “Remeasurement loss (gain) on bitcoin investment” in the Company’s condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the Company held approximately 8,692 and 8,485 bitcoins for investment purposes with a cost basis of $272.0 million and $251.5 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment in the period (in thousands, except amount of bitcoin):

	Amount of Bitcoin	Value
Balance at December 31, 2024	8,485	$792,282
Additions	99	9,519
Remeasurement loss	—	(93,351)
Balance at March 31, 2025	8,584	$708,450
Additions	108	11,041
Remeasurement gain	—	212,165
Balance at June 30, 2025	8,692	$931,656

	Amount of Bitcoin	Value
Balance at December 31, 2023	8,038	$339,898
Remeasurement gain	—	233,404
Balance at March 31, 2024	8,038	$573,302
Additions	173	11,398
Remeasurement loss	—	(70,116)
Balance at June 30, 2024	8,211	$514,584

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of June 30, 2025 and December 31, 2024, the Company held approximately 152 and 158 bitcoins for operating purposes with a fair value of $16.6 million and $15.3 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets.”

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of June 30, 2025.

NOTE 12 - INDEBTEDNESS

A) Notes

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The following tables summarize the Company's Notes as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes (i)	$1,000,000	$(2,591)	$997,409
2031 Senior Notes	1,000,000	(8,335)	991,665
2032 Senior Notes	2,000,000	(23,643)	1,976,357
2026 Convertible Notes (i)	575,000	(1,430)	573,570
2027 Convertible Notes	575,000	(3,135)	571,865
Total	$5,150,000	$(39,134)	$5,110,866

	December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(3,983)	$996,017
2031 Senior Notes	1,000,000	(9,029)	990,971
2032 Senior Notes	2,000,000	(24,974)	1,975,026
2025 Convertible Notes (i)	1,000,000	(503)	999,497
2026 Convertible Notes	575,000	(2,277)	572,723
2027 Convertible Notes	575,000	(3,798)	571,202
Total	$6,150,000	$(44,564)	$6,105,436

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$48,398	$34,598	$96,777	$50,728
Amortization of debt issuance costs	2,481	2,923	5,430	5,485
Total	$50,879	$37,521	$102,207	$56,213

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the six months ended June 30, 2025. As of June 30, 2025, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

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

B) Revolving Credit Facility & Other

In May 2020, the Company entered into a revolving credit agreement (as amended, the “Credit Agreement”) with certain lenders, which provides for a $775.0 million senior unsecured revolving credit facility maturing on June 9, 2028. The Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement, plus undrawn available commitments under the Credit Agreement) of at least $250.0 million, tested on the last day of each fiscal quarter. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Credit Agreement. As of June 30, 2025, no funds have been drawn and no letters of credit have been issued under the Credit Agreement. The Company incurred immaterial unused commitment fees during the three and six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

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

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of June 30, 2025 and December 31, 2024.

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

These Warehouse Facilities have maturity dates through September 2027. As of June 30, 2025, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.5 billion on a revolving basis, of which $703.9 million was drawn and $785.1 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of June 30, 2025. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $10.9 million and $25.8 million for the three and six months ended June 30, 2025, respectively, and $16.1 million and $35.9 million for the three and six months ended June 30, 2024, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

June 30, 2025
2026 (i)	$333,061
2027	370,863
Total	$703,924

(i) Includes $120.0 million of future scheduled principal payments in 2026, which are disclosed as warehouse funding facilities, current within total current liabilities on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $121.0 million and $159.4 million for the three and six months ended June 30, 2025, respectively, compared to an income tax expense of $59.0 million and $94.5 million for the three and six months ended June 30, 2024, respectively. The difference between income tax at the U.S. federal statutory rate and the income tax expense recorded for the three and six months ended June 30, 2025 is primarily due to the generation of tax credits and a change in valuation allowance in Ireland.

The difference between the income tax expense for the three and six months ended June 30, 2025 and the income tax expense for the three and six months ended June 30, 2024 primarily relates to the pre-tax results for each quarter and maintaining a valuation allowance on U.S. deferred tax assets through the second quarter of 2024.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and six months ended June 30, 2025 and June 30, 2024 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

On July 4, 2025, subsequent to the balance sheet date, the United States enacted the One Big Beautiful Bill Act (H.R. 1), which includes significant changes to federal tax law. The Company is evaluating the potential impact of these changes on its financial statements, including effects on cash taxes, deferred tax assets and liabilities, and the effective tax rate. The analysis is ongoing, and the Company will recognize any impacts in the third quarter of 2025, the period in which the law was enacted, with the anticipation of material cash tax savings starting in fiscal year 2025.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In October 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On July 25, 2024, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $3 billion of the Company’s Class A common stock. During the six months ended June 30, 2025, the Company repurchased 19.3 million shares of its Class A common stock for an aggregate amount of $1.1 billion. As of June 30, 2025, $1.5 billion remained available and authorized for repurchases under this share repurchase program.

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

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

As of the maturity date on March 1, 2025, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock and paid a total of $1.0 billion in cash to settle the remaining unconverted principal balance, and interest, as of March 1, 2025. Additionally, there were no convertible note hedges, and no shares were received as of June 30, 2025.

Stock Plans

The Company maintains two share-based employee compensation plans: the 2015 Equity Incentive Plan ("2015 Plan") and the 2025 Equity Incentive Plan ("2025 Plan"). The 2025 Plan became effective as of June 17, 2025 and replaced the 2015 Plan as of such date, such that no further awards will be granted under the 2015 Plan. Any awards outstanding under the 2015 Plan as of the date the 2025 Plan became effective will remain outstanding under the 2015 Plan in accordance with their existing terms.

Under the 2025 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), performance awards, and other stock and cash-based awards to eligible employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. A maximum aggregate of 80,000,000 shares were reserved for issuance pursuant to awards under the 2025 Plan. As of June 30, 2025, there were 125.9 million shares outstanding under the 2015 Plan and 80.0 million shares available for future issuance under our 2025 Plan.

A summary of stock option activity for the six months ended June 30, 2025 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	2,578	$72.17	5.11	$67,966
Granted	1,769	55.66
Exercised	(361)	14.20
Forfeited	—	—
Expired	(55)	152.42
Outstanding, end of the period	3,931	$68.94	7.43	$38,739

Exercisable, end of the period	1,776	$79.32	4.96	$17,885

Restricted Stock Activity

Activity related to RSUs during the six months ended June 30, 2025 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	37,079	$70.51
Granted	15,327	60.16
Vested	(8,485)	75.72
Forfeited	(4,664)	68.51
Unvested, end of the period	39,257	$65.59

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$135	$181	$291	$354
Product development	214,927	229,330	437,468	451,284
Sales and marketing	27,140	32,176	60,490	63,544
General and administrative	55,139	58,681	114,328	116,354
Total	$297,341	$320,368	$612,577	$631,536

The Company capitalized $6.4 million and $15.3 million of share-based compensation expense related to software costs during the three and six months ended June 30, 2025, respectively, compared to $10.6 million and $17.1 million during the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, there was $2.6 billion of total unrecognized compensation cost related to outstanding stock options and RSUs that are expected to be recognized over a weighted-average period of 3 years.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income per share:
Numerator
Net income attributable to common stockholders	$538,458	$195,268	$728,330	$667,273
Denominator
Shares used to compute basic net income per share	612,882	617,666	616,108	617,033
Basic net income per share	$0.88	$0.32	$1.18	$1.08

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$538,458	$195,268	$728,330	$667,273
Interest expense on convertible notes	823	—	2,409	—
Net income used to compute diluted net income per share	$539,281	$195,268	$730,739	$667,273
Denominator
Shares used to compute basic net income per share	612,882	617,666	616,108	617,033
Stock options, restricted stock, and employee stock purchase plan	2,202	6,369	4,412	7,610
Convertible notes	3,844	10,186	6,583	12,108
Shares used to compute diluted net income per share	618,928	634,221	627,103	636,751
Diluted net income per share	$0.87	$0.31	$1.17	$1.05

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options, restricted stock, and employee stock purchase plan	41,593	40,759	37,385	37,883
Convertible notes	—	1,923	—	—
Common stock warrants	11,626	12,243	11,866	12,109
Total anti-dilutive securities	53,219	54,925	49,251	49,992

NOTE 16 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of June 30, 2025, the Company had recorded right-of-use assets of $10.1 million and associated lease liabilities of $15.2 million related to this lease arrangement.

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

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. In January 2025, the Tax Collector rejected the Company’s request for redetermination, and the Company paid the assessed amount of $71.4 million. Given the assessed amount must be paid to initiate the dispute process and will be returned in full or used to settle any final amount due to the Tax Collector, the Company views the amount as a deposit asset. In May of 2025, the Tax Collector notified the Company that it had initiated a gross receipt tax audit for fiscal years 2023 and 2024. In June 2025, the Company filed a claim for refund for fiscal years 2020, 2021 and 2022. The Tax Collector may also challenge the Company’s gross receipts tax position going forward. The Company estimates that it could incur losses associated with taxes, interest, and penalties up to $114 million in the aggregate for the fiscal years 2020 through 2024. Given the Company has currently concluded that a loss for this matter is not probable, the Company has not recorded a liability for the exposure related to the dispute with the Tax Collector on San Francisco’s gross receipts tax.

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

As of June 30, 2025, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2025	$154,338
2026	263,300
2027	315,100
Total	$732,738

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

NOTE 18 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. The Company's CODM is the Block Head and Chairperson. The Company has two reportable segments, Square and Cash App. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL and other emerging ecosystems, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM, as well as Cash App Borrow, which is a credit product that allows eligible customers to access short-term loans for a small fee. Cash App also includes the BNPL platform.

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

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$60,515	$1,756,883	$—	$1,817,398	$126,753	$3,241,376	$—	$3,368,129
Subscription and services-based revenue	1,640,381	369,292	42,931	2,052,604	3,151,755	708,441	83,381	3,943,577
Hardware revenue	—	40,100	323	40,423	—	68,618	495	69,113
Bitcoin revenue	2,144,032	—	—	2,144,032	4,445,434	—	—	4,445,434
Segment revenue	$3,844,928	$2,166,275	$43,254	$6,054,457	$7,723,942	$4,018,435	$83,876	$11,826,253
Less: Cost of revenue	2,344,428	1,139,464	34,035	3,517,927	4,843,491	2,093,726	62,903	7,000,120
Segment gross profit	$1,500,500	$1,026,811	$9,219	$2,536,530	$2,880,451	$1,924,709	$20,973	$4,826,133

Interest revenue	$50,126	$10,548	$—	$60,674	$99,364	$18,485	$—	$117,849
Amortization of acquired technology assets	$12,897	$1,507	$—	$14,404	$26,063	$3,015	$—	$29,078

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$98,912	$1,614,055	$—	$1,712,967	$208,131	$3,016,045	$—	$3,224,176
Subscription and services-based revenue	1,418,172	322,617	47,104	1,787,893	2,750,732	618,835	100,620	3,470,187
Hardware revenue	—	42,818	142	42,960	—	74,648	813	75,461
Bitcoin revenue	2,611,743	—	—	2,611,743	5,342,867	—	—	5,342,867
Segment revenue	$4,128,827	$1,979,490	$47,246	$6,155,563	$8,301,730	$3,709,528	$101,433	$12,112,691
Less: Cost of revenue	2,829,883	1,056,906	35,294	3,922,083	5,744,260	1,966,671	73,807	7,784,738
Segment gross profit	$1,298,944	$922,584	$11,952	$2,233,480	$2,557,470	$1,742,857	$27,626	$4,327,953

Interest revenue	$44,999	$9,597	$—	$54,596	$85,771	$17,715	$—	$103,486
Amortization of acquired technology assets	$13,635	$2,189	$1,765	$17,589	$27,360	$4,726	$3,530	$35,616

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment gross profit	$2,536,530	$2,233,480	$4,826,133	$4,327,953
Less: Product development	725,288	713,163	1,485,987	1,433,737
Less: Sales and marketing	549,731	507,562	1,054,191	951,447
Less: General and administrative	449,237	473,568	941,034	944,828
Less: Transaction, loan, and consumer receivable losses	294,090	191,812	463,779	357,541
Less: Amortization of customer and other intangible assets	33,891	40,813	67,547	84,095
Less: Interest expense (income), net	23,687	(1,871)	40,930	(20,616)
Less: Remeasurement loss (gain) on bitcoin investment	(212,165)	70,116	(118,814)	(163,288)
Less: Other expense (income), net	13,389	(10,584)	5,047	(15,004)
Income before applicable income taxes	$659,382	$248,901	$886,432	$755,213

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$5,562,423	$5,731,874	$10,910,053	$11,298,171
International	492,034	423,689	916,200	814,520
Total	$6,054,457	$6,155,563	$11,826,253	$12,112,691

No individual country from the international markets contributed more than 10% of total revenue for the three and six months ended June 30, 2025 and June 30, 2024.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	June 30, 2025	December 31, 2024
United States	$7,337,011	$7,435,117
Australia	4,398,250	4,159,229
Other international	1,963,690	1,790,529
Total	$13,698,951	$13,384,875

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow data:
Cash paid for interest	$113,270	$72,217
Cash paid for income taxes	107,357	131,406
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	$229,822	$309,235
Right-of-use assets obtained in exchange for operating lease obligations	3,797	13,948
Purchases of property and equipment in accounts payable and accrued expenses	8,120	2,699

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

In the second quarter of 2025, we generated gross profit of $2.5 billion, up 14% year over year. Cash App generated gross profit of $1.5 billion in the second quarter of 2025, up 16% year over year, driven by growth in Cash App Borrow. Square generated gross profit of $1.0 billion in the second quarter of 2025, up 11% year over year, driven by strength in our banking products and software and integrated payments.

In the second quarter of 2025, operating income was $484.3 million and Adjusted Operating Income was $549.6 million, compared to operating income of $306.6 million and Adjusted Operating Income of $399.1 million in the second quarter of 2024. Net income attributable to common stockholders was $538.5 million for the second quarter of 2025, compared to net income attributable to common stockholders of $195.3 million, and Adjusted EBITDA was $891.4 million for the second quarter of 2025, compared to $759.5 million for the same period in 2024. Net income for the second quarter of 2025 and 2024 included a gain of $212.2 million and a loss of $70.1 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

Starting in 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth. In 2023, we also announced we would implement an absolute cap of 12,000 on the number of employees we have at our company, which we achieved in 2024, and plan to continue to operate below this cap through a combination of performance management, centralization of teams and functions to reduce duplication, and prioritization of our scope. Through 2024 and the second quarter of 2025, we continued to make progress on cost efficiency goals, and we expect to continue these efforts. During the three and six months ended June 30, 2025, we recorded $2.6 million and $69.5 million of severance and other expenses related to these efforts, respectively. We may continue to incur expenses, including additional restructuring costs, in the short term to implement our initiatives. We continue to realize benefits related to our focus on disciplined growth and cost efficiencies, and we expect to continue to benefit from these actions in future periods.

We ended the second quarter of 2025 with $8.5 billion in available liquidity, with $7.7 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents a decrease of $2.2 billion from our available liquidity as of December 31, 2024, primarily as a result of a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025 and $1.1 billion of share repurchases in 2025.

In October 2023, our board of directors authorized the repurchase of up to $1 billion of our Class A common stock. In July 2024, our board of directors authorized an increase to this share repurchase program to repurchase up to an additional $3 billion of our Class A common stock, for a total overall authorization of $4 billion. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of June 30, 2025, we have repurchased $2.5 billion of our Class A common stock under the program, of which $692.2 million was purchased in the second quarter of 2025.

Results of Operations
Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Transaction-based revenue	$1,817,398	$1,712,967	$104,431	6%	$3,368,129	$3,224,176	$143,953	4%
Subscription and services-based revenue	2,052,604	1,787,893	264,711	15%	3,943,577	3,470,187	473,390	14%
Hardware revenue	40,423	42,960	(2,537)	NM (i)	69,113	75,461	(6,348)	NM (i)
Bitcoin revenue	2,144,032	2,611,743	(467,711)	(18)%	4,445,434	5,342,867	(897,433)	(17)%
Total net revenue	$6,054,457	$6,155,563	$(101,106)	(2)%	$11,826,253	$12,112,691	$(286,438)	(2)%
(i) Not meaningful ("NM")
Total net revenue for the three and six months ended June 30, 2025 decreased by $101.1 million, or 2%, and $286.4 million, or 2% compared to the three and six months ended June 30, 2024, respectively. Bitcoin revenue decreased by $467.7 million and $897.4 million for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. Excluding bitcoin revenue, total net revenue increased by $366.6 million, or 10%, and $611.0 million, or 9%, in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.

Transaction-based revenue for the three and six months ended June 30, 2025 increased by $104.4 million, or 6%, and $144.0 million, or 4%, compared to the three and six months ended June 30, 2024, respectively. Gross Payment Volume ("GPV") increased by 8% and 6% in the same periods, primarily due to growth in Square GPV, which was partially offset by a decrease in Cash App GPV. The growth in Square GPV of 10% and 9% for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, was driven by strength in food and beverage and retail sellers. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the three and six months ended June 30, 2025 increased by $264.7 million, or 15%, and $473.4 million, or 14%, compared to the three and six months ended June 30, 2024, respectively. This increase was primarily due to growth in Cash App's financial service-related products, including Cash App Borrow, Cash App Card usage, and Cash App Pay, as well as revenue from our BNPL platform. Revenue generated from our BNPL platform was $343.8 million and $656.7 million for the three and six months ended June 30, 2025, respectively. Revenue generated from our BNPL platform was $294.0 million and $577.5 million for the three and six months ended June 30, 2024, respectively. Growth in Square's financial services-related products, primarily Square Loans, also contributed to the increase in revenue in the three and six months ended June 30, 2025.

Bitcoin revenue for the three and six months ended June 30, 2025 decreased by $467.7 million, or 18%, and $897.4 million, or 17%, compared to the three and six months ended June 30, 2024, respectively. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The decrease in the three and six months ended June 30, 2025 was driven by a decrease in trading volume, partially offset by an increase in the average market price of bitcoin, compared to the three and six months ended June 30, 2024. While bitcoin contributed 35% and 38% of the total revenue for the three and six months ended June 30, 2025, respectively, gross profit generated from bitcoin was only 3% of the total gross profit for both the three and six months ended June 30, 2025 as well as for both the three and six months ended June 30, 2024.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Transaction-based costs	$1,066,028	$1,000,055	$65,973	7%	$1,969,850	$1,873,220	$96,630	5%
Subscription and services-based costs	298,069	291,801	6,268	2%	573,117	561,469	11,648	2%
Hardware costs	76,548	68,309	8,239	NM	129,082	119,094	9,988	NM
Bitcoin costs	2,062,878	2,544,329	(481,451)	(19)%	4,298,993	5,195,339	(896,346)	(17)%
Amortization of acquired technology assets	14,404	17,589	(3,185)	NM	29,078	35,616	(6,538)	NM
Total cost of revenue	$3,517,927	$3,922,083	$(404,156)	(10)%	$7,000,120	$7,784,738	$(784,618)	(10)%

Total cost of revenue for the three and six months ended June 30, 2025 decreased by $404.2 million, or 10%, and $784.6 million, or 10%, compared to the three and six months ended June 30, 2024, respectively. Bitcoin costs of revenue, which decreased by $481.5 million and $896.3 million for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, was the primary driver of the decrease in total cost of revenue. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $77.3 million, or 6%, and $111.7 million, or 4%, in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively, largely related to an increase in Square GPV.

Transaction-based costs for the three and six months ended June 30, 2025 increased by $66.0 million, or 7%, and $96.6 million, or 5%, compared to the three and six months ended June 30, 2024, respectively. While the increase was largely in line with GPV growth of 8% and 6% in the same periods, transaction-based costs for the three and six months ended June 30, 2025 were partially offset by a processing vendor settlement of $20.4 million.

Subscription and services-based costs for the three and six months ended June 30, 2025 had no significant change compared to the three and six months ended June 30, 2024. While subscription and services-based revenue increased by 15% and 14% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, the costs of revenues increased by 2% for the same comparative periods due to the growth in Cash App's financial services-related products, including Cash App Borrow and Cash App Card and related processing services, which have more favorable gross margin economics.

Bitcoin costs for the three and six months ended June 30, 2025 decreased by $481.5 million, or 19%, and $896.3 million, or 17%, compared to the three and six months ended June 30, 2024, respectively. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product development	$725,288	$713,163	$12,125	2%	$1,485,987	$1,433,737	$52,250	4%
% of total net revenue	12%	12%			13%	12%
% of total gross profit	29%	32%			31%	33%
Sales and marketing	$549,731	$507,562	$42,169	8%	$1,054,191	$951,447	$102,744	11%
% of total net revenue	9%	8%			9%	8%
% of total gross profit	22%	23%			22%	22%
General and administrative	$449,237	$473,568	$(24,331)	(5)%	$941,034	$944,828	$(3,794)	NM
% of total net revenue	7%	8%			8%	8%
% of total gross profit	18%	21%			19%	22%
Transaction, loan, and consumer receivable losses	$294,090	$191,812	$102,278	53%	$463,779	$357,541	$106,238	30%
% of total net revenue	5%	3%			4%	3%
% of total gross profit	12%	9%			10%	8%
Amortization of customer and other acquired intangible assets	$33,891	$40,813	$(6,922)	(17)%	$67,547	$84,095	$(16,548)	(20)%
% of total net revenue	1%	1%			1%	1%
% of total gross profit	1%	2%			1%	2%
Total operating expenses	$2,052,237	$1,926,918	$125,319	7%	$4,012,538	$3,771,648	$240,890	6%

Product development expenses increased by $12.1 million, or 2%, and $52.3 million, or 4%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively. The increase in product development expenses for the three months ended June 30, 2025 was driven by an increase in allocated facilities, human resources, and IT expenses of $16.7 million, partially offset by reductions in software and cloud computing infrastructure fees. During this period, personnel costs decreased from cost efficiencies realized from the ongoing efforts to reduce headcount and expenditures. For the six months ended June 30, 2025, the increase in expenses were driven by an increase in allocated facilities, human resources, and IT expenses of $22.3 million, personnel costs of $14.0 million arising from restructuring costs, including severance and other related expenses, as well as an increase of $9.7 million in software and cloud computing infrastructure fees as a result of increased capacity needs and expansion of our cloud-based services.

Sales and marketing expenses increased by $42.2 million, or 8%, and $102.7 million, or 11%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively. The increase for the three and six months ended June 30, 2025 was driven by an increase in marketing and advertising costs of $71.7 million and $114.4 million, respectively, as we prioritize marketing investments to support the growth of Cash App and Square, as well as an increase in personnel costs of $8.2 million and $29.0 million, respectively, for the same periods. The increase in personnel costs was impacted by restructuring costs, including severance and other related expenses, in the first quarter of 2025. These expenses for the three and six months ended June 30, 2025 were partially offset by a decrease in Cash App peer-to-peer processing costs and related transaction losses of $35.0 million and $43.9 million, respectively.

General and administrative expenses decreased by $24.3 million, or 5%, and $3.8 million, or less than 1%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, respectively. The decrease for the three months ended June 30, 2025 was primarily due to a decrease in personnel costs of $20.6 million arising from cost efficiencies realized from the ongoing efforts to reduce headcount and expenditures. The decrease in personnel costs of $13.4 million for the six months ended June 30, 2025 was impacted by restructuring costs, including severance and other related expenses, in the first quarter of 2025.

Transaction, loan, and consumer receivable losses increased by $102.3 million, or 53%, and $106.2 million, or 30%, for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. The primary driver for both periods was growth in loan volumes, particularly from Cash App Borrow.

Amortization of customer and other acquired intangible assets for the three and six months ended June 30, 2025 decreased $6.9 million, or 17%, and $16.5 million, or 20%, compared to the three and six months ended June 30, 2024, respectively, primarily due to the impairment of certain assets in the fourth quarter of 2024, which resulted in no related amortization in the first and second quarters of 2025. Refer to Note 8, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense (income), net	$23,687	$(1,871)	$25,558	NM	$40,930	$(20,616)	$61,546	299%

Interest expense, net, of $23.7 million and $40.9 million for the three and six months ended June 30, 2025, respectively, was primarily due to interest expense related to our 2032 Senior Notes issued in the second quarter of 2024, which more than offset interest income received on invested funds. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details. Interest income, net, of $1.9 million and $20.6 million for the three and six months ended June 30, 2024, respectively, was primarily due to interest income received on invested funds, which more than offset interest expense in the period.

Remeasurement Loss (Gain) on Bitcoin Investment (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Remeasurement loss (gain) on bitcoin investment	$(212,165)	$70,116	$(282,281)	(403)%	$(118,814)	$(163,288)	$44,474	(27)%

Remeasurement gain on bitcoin investment of $212.2 million and $118.8 million for the three and six months ended June 30, 2025, respectively, compared to a loss on bitcoin investment of $70.1 million for the three months ended June 30, 2024 and gain on bitcoin investment of $163.3 million for the six months ended June 30, 2024, was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other expense (income), net	$13,389	$(10,584)	$23,973	227%	$5,047	$(15,004)	$20,051	134%

Other expense, net, of $13.4 million and $5.0 million for the three and six months ended June 30, 2025, respectively, was primarily due to losses from the currency revaluation of intercompany loans, partially offset by accretion on investments. Other income, net, of $10.6 million and $15.0 million for the three and six months ended June 30, 2024, respectively, was primarily due to accretion on investments and foreign exchange rate impacts.

Segment Results

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Segment net revenue	$2,166,275	$1,979,490	$186,785	9%	$4,018,435	$3,709,528	$308,907	8%
Segment cost of revenue	1,139,464	1,056,906	82,558	8%	2,093,726	1,966,671	127,055	6%
Segment gross profit	$1,026,811	$922,584	$104,227	11%	$1,924,709	$1,742,857	$181,852	10%

Revenue

Revenue for the Square segment for the three and six months ended June 30, 2025 increased by $186.8 million, or 9%, and $308.9 million, or 8%, compared to the three and six months ended June 30, 2024, respectively. The increase was primarily due to the Square items referenced within our overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the three and six months ended June 30, 2025 increased by $82.6 million, or 8%, and $127.1 million, or 6%, compared to the three and six months ended June 30, 2024, respectively. The increase was primarily due to the Square items referenced within our overall cost of revenue discussion.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and six months ended June 30, 2025 and June 30, 2024 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Segment net revenue	$3,844,928	$4,128,827	$(283,899)	(7)%	$7,723,942	$8,301,730	$(577,788)	(7)%
Segment cost of revenue	2,344,428	2,829,883	(485,455)	(17)%	4,843,491	5,744,260	(900,769)	(16)%
Segment gross profit	$1,500,500	$1,298,944	$201,556	16%	$2,880,451	$2,557,470	$322,981	13%

Revenue

Revenue for the Cash App segment for the three and six months ended June 30, 2025 decreased by $283.9 million, or 7%, and $577.8 million, or 7%, compared to the three and six months ended June 30, 2024, respectively. The decrease was driven by lower bitcoin revenue, partially offset by the Cash App items referenced within our overall revenue discussion. While bitcoin revenue contributed 56% and 58% of Cash App revenue for three and six months ended June 30, 2025, respectively, gross profit generated from bitcoin was only 5% of Cash App gross profit for both the three and six months ended June 30, 2025.

Excluding $2.1 billion and $4.4 billion in bitcoin revenue for the three and six months ended June 30, 2025, respectively, Cash App revenue increased by $183.8 million, or 12%, and $319.6 million, or 11%, compared to the three and six months ended June 30, 2024, respectively.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and six months ended June 30, 2025 decreased by $485.5 million, or 17%, and $900.8 million, or 16%, compared to the three and six months ended June 30, 2024, respectively. The decrease for the three months ended June 30, 2025 was driven by lower bitcoin costs, partially offset by the other Cash App items referenced within our overall cost of revenue discussion. Excluding $2.1 billion and $4.3 billion in bitcoin cost of revenue for the three and six months ended June 30, 2025, respectively, Cash App cost of revenue remained flat compared to the three and six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross Payment Volume (GPV) (in millions)	$66,615	$61,941	$123,412	$116,366
Adjusted Operating Income (in thousands)	$549,569	$399,118	$1,015,838	$763,382
Adjusted EBITDA (in thousands)	$891,422	$759,476	$1,704,216	$1,464,550
Adjusted Net Income Per Share:
Basic	$0.63	$0.49	$1.20	$0.97
Diluted	$0.62	$0.47	$1.18	$0.95

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income	$484,293	$306,562	$813,595	$556,305
Amortization of acquired technology assets	14,404	17,589	29,078	35,616
Acquisition-related and integration costs	1,042	15,350	1,362	47,862
Contingencies, restructuring and other charges	15,844	18,804	93,655	32,867
Restructuring share-based compensation	95	—	10,601	6,637
Amortization of customer and other acquired intangible assets	33,891	40,813	67,547	84,095
Adjusted Operating Income	$549,569	$399,118	$1,015,838	$763,382

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$538,458	$195,268	$728,330	$667,273
Net loss attributable to noncontrolling interests	(124)	(5,396)	(1,274)	(6,581)
Net income	538,334	189,872	727,056	660,692
Share-based compensation expense	297,246	320,368	601,976	624,899
Restructuring share-based compensation expense	95	—	10,601	6,637
Depreciation and amortization	92,397	96,903	181,345	194,543
Acquisition-related and integration costs	1,042	15,350	1,362	47,862
Contingencies, restructuring and other charges	15,844	18,804	93,655	32,867
Interest expense (income), net	23,687	(1,871)	40,930	(20,616)
Remeasurement loss (gain) on bitcoin investment	(212,165)	70,116	(118,814)	(163,288)
Other expense (income), net	13,389	(10,584)	5,047	(15,004)
Provision for income taxes	121,048	59,029	159,376	94,521
Loss on disposal of property and equipment	495	1,471	1,659	1,400
Acquired deferred revenue and cost adjustment	10	18	23	37
Adjusted EBITDA	$891,422	$759,476	$1,704,216	$1,464,550

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$538,458	$195,268	$728,330	$667,273
Net loss attributable to noncontrolling interests	(124)	(5,396)	(1,274)	(6,581)
Net income	538,334	189,872	727,056	660,692
Acquisition-related and integration costs	1,042	15,350	1,362	47,862
Contingencies, restructuring and other charges	15,844	18,804	93,655	32,867
Restructuring share-based compensation expense	95	—	10,601	6,637
Amortization of intangible assets	48,295	58,402	96,625	119,711
Amortization of debt discount and issuance costs	2,835	3,432	6,134	6,503
Gain on revaluation of equity investments	(1,582)	(3,594)	(1,456)	(2,483)
Remeasurement loss (gain) on bitcoin investment	(212,165)	70,116	(118,814)	(163,288)
Loss on disposal of property and equipment	495	1,471	1,659	1,400
Acquired deferred revenue and cost adjustment	10	18	23	37
Tax effect of one-time income tax benefits from deferred tax assets	(52,600)	—	(52,600)	—
Tax effect of non-GAAP net income adjustments	44,538	(53,442)	(24,833)	(108,590)
Adjusted Net Income - basic	$385,141	$300,429	$739,412	$601,348
Cash interest expense on convertible notes	267	674	700	1,347
Adjusted Net Income - diluted	$385,408	$301,103	$740,112	$602,695

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	612,882	617,666	616,108	617,033
Diluted	618,928	636,143	627,103	636,751
Adjusted Net Income Per Share:
Basic	$0.63	$0.49	$1.20	$0.97
Diluted	$0.62	$0.47	$1.18	$0.95

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income taxes, as reported	$121,048	$59,029	$159,376	$94,521
Tax effect of one-time income tax benefits from deferred tax assets	52,600	—	52,600	—
Tax effect of non-GAAP net income adjustments	(44,538)	53,442	24,833	108,590
Adjusted provision for income taxes, non-GAAP	$129,110	$112,471	$236,809	$203,111
Non-GAAP effective tax rate	25%	27%	24%	25%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of June 30, 2025, we had approximately $8.5 billion in available liquidity, with $7.7 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. Additionally, we had $785.1 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program. As of June 30, 2025, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$6,384,224	$8,075,247
Short-term restricted cash (i)	745,519	902,478
Long-term restricted cash	75,013	69,915
Investments in short-term debt securities	313,411	403,426
Investments in long-term debt securities	196,572	471,977
Revolving credit facility	775,000	775,000
Total liquidity	$8,489,739	$10,698,043

(i) As of June 30, 2025, we have invested $94.8 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of June 30, 2025, we held approximately 8,692 bitcoins for long-term investment purposes ("bitcoin investment") with a fair value of $931.7 million based on observable market prices, which is included within “Other non-current assets” on the condensed consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long-term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through "Remeasurement loss (gain) on bitcoin investment" within the condensed consolidated statements of operations. We purchased approximately 108 and 207 bitcoins with a cost basis of $11.0 million and $20.6 million during the three and six months ended June 30, 2025, respectively, for investment purposes. We purchased approximately 173 bitcoins with a cost basis of $11.4 million during the three and six months ended June 30, 2024 for investment purposes. We did not sell any of our bitcoin investment during the three and six months ended June 30, 2025 and June 30, 2024. We recognized gains of $212.2 million and $118.8 million from the remeasurement of our bitcoin investment during the three and six months ended June 30, 2025, respectively. We recognized a loss of $70.1 million and a gain of $163.3 million from the remeasurement of our bitcoin investment during the three and six months ended June 30, 2024, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of June 30, 2025, we held $5.2 billion in aggregate principal amount of debt, comprised of $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), and $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes" and, together with the 2026 Senior Notes and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

On March 5, 2020, we issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). On March 1, 2025, we paid $1.0 billion in cash to settle the outstanding principal balance and interest on the 2025 Convertible Notes upon maturity.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility maturing in June 2028. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.5 billion on a revolving basis, of which $703.9 million was drawn as of June 30, 2025. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

In the second quarter of 2025, we received an investment grade rating by Fitch Ratings, Inc. (BBB-). During 2024, we received non-investment grade ratings by S&P Global Ratings (BB+) and Moody's Corporation (Ba2). We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $745.5 million as of June 30, 2025 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $75.0 million as of June 30, 2025 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$507,658	$1,008,787
Net cash provided by investing activities	428,928	867,414
Net cash provided by (used in) financing activities	(2,119,460)	1,173,347
Effect of foreign exchange rate on cash and cash equivalents	94,932	(39,771)
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	$(1,087,942)	$3,009,777

Cash Flows from Operating Activities

For the six months ended June 30, 2025, cash provided by operating activities was $507.7 million, comprised of net income of $727.1 million, adjusted for non-cash expenses of $1.2 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; and depreciation and amortization, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $546.6 million; net outflows from loan products of $470.8 million; bitcoin remeasurement of $118.8 million; and net outflows related to changes in other assets and liabilities, including customers payable and settlements receivable, of $419.8 million due to the timing of period end.

For the six months ended June 30, 2024, cash provided by operating activities was $1.0 billion, comprised of net income of $660.7 million, adjusted for non-cash expenses of $1.2 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; and non-cash lease expense, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $537.8 million; bitcoin remeasurement of $163.3 million; net outflows from loan products of $326.1 million. Changes in other assets and liabilities, including settlements receivable and customers payable of $158.9 million contributed positively and was primarily due to the timing of period end.

Cash Flows from Investing Activities

Beginning in the second quarter of 2025, we began originating Cash App Borrow loans through Square Financial Services, which are classified as loans held for investment. Cash flows associated with Cash App Borrow loans originated through Square Financial Services, including originations and principal repayments, are included within cash flows from investing activities.

For the six months ended June 30, 2025, cash provided by investing activities was $428.9 million, primarily due to a net inflow related to consumer receivables of $855.7 million and net proceeds from investments of marketable securities of $370.2 million. These were partially offset by net outflows of $706.9 million primarily related to Cash App Borrow loans originated through Square Financial Services and the purchases of property and equipment of $63.2 million.

For the six months ended June 30, 2024, cash provided by investing activities was $867.4 million, primarily due to a net inflow related to consumer receivables of $860.7 million and net proceeds from investments of marketable securities of $96.1 million. These were partially offset by the purchases of property and equipment and other investments of $70.4 million and $19.1 million, respectively.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, cash used in financing activities was $2.1 billion, driven by $1.1 billion of share repurchases in the first and second quarters of 2025; a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025; and net repayments under Warehouse Facilities borrowings of $806.8 million. These were partially offset by increases in customer funds of $754.9 million and interest-bearing deposits of $54.8 million.

For the six months ended June 30, 2024, cash provided by financing activities was $1.2 billion primarily due to approximately $2.0 billion of net proceeds related to the issuance of the 2032 Senior Notes in the second quarter of 2024, a change in customer funds of $380.3 million, and proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $86.2 million. These were partially offset by net repayments under Warehouse Facilities borrowings of $648.4 million as well as repurchases of common stock of $641.6 million.
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

There were no significant changes in our critical accounting estimates during the quarter ended June 30, 2025 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “Remeasurement loss (gain) on bitcoin investment” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of June 30, 2025, the fair value of our bitcoin investment included in other non-current assets was $931.7 million, and for the three and six months ended June 30, 2025, we recognized gains of $212.2 million and $118.8 million, respectively, from the remeasurement of our bitcoin investment.

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

Operational risks:
•real or perceived improper or unauthorized use of, disclosure of, or access to data;
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

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue and gross profit growth has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are important to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, has slowed in recent quarters, and may slow or decline in the future. A number of factors have affected and could negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers and that they adopt, changes to our systems, competitive offerings in the market, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, changes in the regulatory environment or regulations applicable to us, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

We intend to continue to make investments in our business, including with respect to our employee base, sales and marketing, development of new products, services, and features; acquisitions; infrastructure; expansion of international operations, and general administration, including legal, finance, and other compliance expenses related to our business. We also plan to continue to invest in the development of new technologies and initiatives, which may not be successful or may not generate sufficient returns to offset the investment. If the costs associated with acquiring and supporting new or larger sellers, attracting and supporting new Cash App customers, or with developing and supporting products, services and technologies increase in the future, including the fees we pay to third parties to advertise our products and services and compliance costs, our total expenses may rise significantly. In addition, increases in our seller base could result in increased expenses because costs associated with new sellers are generally incurred up front, while revenue is recognized in future periods as our products and services are used by our sellers. Moreover, businesses we acquire may have different profitability than our existing business, which may affect our overall profitability. For example, Afterpay generated net losses prior to our acquisition of the business. If we are unable to generate adequate revenue growth and manage our expenses with respect to acquired businesses or our business as a whole, we may incur significant losses and may not maintain profitability on a consistent basis.

From time to time, we have made and we may in the future make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long-term. For example, we have implemented, and may in the future implement, expense cuts and reductions in the size of our workforce to, among other things, align our cost structure with our business and longer term strategies. These actions and decisions may result in increased expenses in the short term and impact our ability to grow or quickly develop and introduce products. Further, these decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Our business depends on our ability to maintain, protect, and enhance our brands.

Having a strong and trusted brand has contributed significantly to the success of our business. We believe that maintaining, promoting, and enhancing Square, Cash App, TIDAL, Afterpay, and our other brands is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining and promoting our brands will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and be a technology leader. We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brands. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

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

We intend to continue to broaden the scope of products and services we offer. However, we may not be successful in maintaining or growing our revenue, or deriving any significant new revenue streams from these products and services. Failure to successfully introduce new or enhanced products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will grow in revenue or contribute to our profitability. Our offerings may present new and difficult technological, operational, and regulatory risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our expansion into newer markets may not lead to growth and may require significant investment of financial resources and of management time and attention, and we may not be able to recoup our investments in a timely manner or at all. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. For example, we offer Cash App customers access to banking services and products through our bank partners, as well as through Square Financial Services. We compete with established banks, neobanks, and other financial technology companies that provide access to similar offerings, some of which have larger established customer bases or provide customers with a different range of offerings than we do. We also compete in the BNPL market and a number of our competitors have introduced or offer BNPL products. Competitors in the BNPL space have engaged in, and may continue to engage in, aggressive consumer acquisition campaigns, may develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode our existing market share in the BNPL space and may hinder our expansion into new markets. In addition, mergers and acquisitions by, and collaborations between, the companies we compete against may lead to even larger competitors with more resources.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App feature that permits customers to transact in bitcoin each subject us to additional risks related to any further developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. We may experience adverse impacts to our business as a result of the actions taken by regulators, legislatures, and other government actors, including the current U.S. administration, in the cryptocurrency industry. For example, to the extent the United States establishes a Strategic Bitcoin Reserve, or otherwise modifies the regulatory environment for digital assets, each of which has been contemplated by executive order and legislative proposals, demand for bitcoin, and thus, supply and pricing for bitcoin may be impacted. If the cryptocurrency environment deteriorates or improves based on these or other factors, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If demand increases sharply, either to buy or to sell bitcoin, we may not be able to fulfill that demand in a timely manner or at all, which could result in customer frustration or movement to other platforms. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of Cash App, or other bitcoin-related products, which could adversely impact our results of operations. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

Any deterioration in the cryptocurrency markets may have an adverse effect on our reputation, and any negative perception by our customers of one or more cryptocurrencies, or our bitcoin operations, may lead to a loss of customer demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our customers, investors, or the general public, of bitcoin or the cryptocurrency markets.

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

Further, as a FDIC-insured institution, our subsidiary Square Financial Services is subject to regulatory obligations, including the assessment of a quarterly deposit insurance premium, calculated based on its average consolidated total assets. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, Square Financial Services may be required to pay higher deposit insurance assessments or we may be required to pay higher fees associated with FDIC-insured products offered through our bank partnerships, or we may be subject to higher capital requirements imposed by the FDIC, our bank partners, or federal banking regulators with authority over our bank partners, which could reduce our profitability, and negatively impact our business and operations.

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

Operational Risks

We, our sellers, our partners, and others who use our services obtain and process a large amount of data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material and adverse effect on our business.

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, such as AI, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products and services. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, technological bug, or similar event, that could lead to a compromise of the content of data held by such sellers, including personal data, our reputation may be harmed and we may be subject to significant fines, penalties or judgments. The growing use of AI in our products and services presents additional risks. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third-party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, our use of AI may create additional, or increase the risk of, cybersecurity breaches and incidents.

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

More generally, if our privacy, data protection, or cybersecurity measures or those of third-party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investments, or other assets, or other data on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a cyber-attack, including a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged, and we could face liability and financial losses. If data or assets are lost or improperly accessed, misused, disclosed, destroyed, or altered or threatened to be improperly accessed, misused, disclosed, destroyed, or altered, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations. For example, in April 2022 we announced that we determined that a former employee downloaded certain reports of our subsidiary Cash App Investing in December 2021 that contained some U.S. customer information without permission after the former employee’s employment ended, as disclosed in our Current Report on Form 8-K filed with the SEC on April 4, 2022. We have incurred costs related to our investigation and response to this incident, and we could incur other losses, costs, and liabilities in connection with such incident.

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

We have experienced and will likely continue to experience denial-of-service and other cyber-attacks, system failures and disruptions, outages, security incidents, and other events or conditions that interrupt the availability, or reduce the speed or functionality of our products and services, including reductions in data integrity and disruptions in our risk management processes. These events have resulted and likely will result in loss of revenue. In addition, we may incur significant expense to repair or replace damaged equipment and remedy resultant data loss or corruption. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions around the world, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. We cannot provide assurances that our preventative efforts against such incidents will be successful. A prolonged interruption in the availability or reduction in the speed or other functionality of our products or services could materially harm our reputation and business. Frequent, persistent or significant interruptions in our products and services could cause customers to believe that our products and services are unreliable, leading them to switch to our competitors or to avoid our products and services, and could permanently harm our reputation and business. Moreover, to the extent that any system failure or similar event results in damages to customers or contractual counterparties, these customers and contractual counterparties could seek compensation from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

While we maintain a program of insurance coverage for various types of liabilities, our insurance may not be adequate or may deny coverage based on the policy. In addition, we may self-insure against certain business risks and expenses where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or unavailable. However, we may underestimate the likelihood of risk or the magnitude of our financial exposure, and if we suffer losses that are not covered by insurance, our business may be adversely affected.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Global supply chain disruptions and shortages and heightened tariffs may also negatively affect sellers' ability to deliver goods and services on time or at all, which increases the risk of chargebacks. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. In addition, if more of our sellers, or a number of our larger sellers, become insolvent or bankrupt, our potential losses from chargebacks and refunds may increase and exceed our reserves, in which case we may suffer financial losses and our business may be adversely affected. Moreover, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including self-insurance or holding seller reserves, are ineffective, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business may be materially and adversely affected.

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

To provide our products and services, we rely on third parties that we do not control, such as the payment card networks, our acquiring and issuing processors, the payment card issuers, a carrying broker-dealer, bank partners, various financial institution partners, systems like the Federal Reserve Automated Clearing House, and other partners. We rely on these third parties for a variety of services, including the transmission of transaction data, processing of chargebacks and refunds, settlement of funds to our sellers, certain brokerage services, storing customer funds, authorizing payment transactions under our various card programs, originating loans to customers, providing liquidity for Cash App’s feature that permits our customers to buy and sell bitcoin, and providing information and other elements of our services. For example, we rely on a limited number of acquiring processors in some of the jurisdictions in which we offer our services. We frequently review and assess third-party partners that provide services. Adding or transitioning to new acquiring or issuing processors, bank partners, or other third-party providers may significantly disrupt our business or increase our costs. We have also in the past experienced outages with third parties, which have affected our ability to provide services and process payments, including for cards issued under our own brands. In the event these third parties fail to provide these services adequately, including as a result of financial difficulty or insolvency, errors in their systems, outages or events beyond their control, or refuse to provide these services, increases their fees significantly, or refuse to renew our agreements with them on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

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

As of June 30, 2025, we had $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, and $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes.

Prior to February 1, 2026, in the case of the 2026 Convertible Notes, and August 1, 2027, in the case of the 2027 Convertible Notes, the applicable Convertible Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. After such dates, the holders may convert all or a portion of such Convertible Notes at their option. If holders of the Convertible Notes of a series elect to convert such Convertible Notes when eligible, we will be required to settle the Convertible Notes in cash, shares of Class A common stock or any combination thereof.

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

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Notes as required following a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. In the future, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or pay cash with respect to the Convertible Notes being converted to the extent we elect to settle such Convertible Notes in cash.

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

We have made, and expect to make additional, investments in bitcoin. The price of bitcoin has been highly volatile and may continue to be volatile in the future, due to market factors, regulatory developments and other risks that are outside of our control. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Bitcoin’s lack of a physical form, its reliance on technology for its creation, existence, and transactional validation, and its decentralization may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of our bitcoin investment decreases relative to the purchase prices, our financial condition may be adversely impacted.

The manner in which we account for our bitcoin under applicable accounting rules has changed. Prior to our adoption of ASU 2023-08, "Accounting for and Disclosure of Crypto Assets", which added Subtopic ASC 350-60, “Intangibles - Goodwill and Other - Crypto Asset”, to the accounting standards codification (“ASU 2023-08”), our bitcoin was accounted for as an indefinite-lived intangible asset and for each reporting period, we were required to evaluate our bitcoin for impairment and record impairment losses if the fair value decreased below the carrying value during the assessed period. Since impairment losses for our bitcoin investment could not be recovered for any subsequent increases in fair value until the asset was sold, our operating results were adversely affected in any period in which such impairment occurred. Upon adoption of ASU 2023-08, we remeasured our bitcoin investment to its fair value as of January 1, 2023, resulting in an adjustment to our accumulated deficit. We will continue to remeasure our bitcoin investment at the end of each reporting period with changes recognized in our consolidated statements of operations. Accordingly, fluctuations in the market value of bitcoin in any quarter may cause fluctuations in our financial results. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our bitcoin investment, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities have in the past disagreed, and may in the future disagree, with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, in June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by us related to sales of bitcoin. We strongly disagree with the Tax Collector’s assessment and plan to vigorously pursue all available remedies. In January 2025, the Tax Collector rejected our request for redetermination, and in January 2025 we paid the assessed amount of $71.4 million. In May 2025, the Tax Collector notified us that it had initiated a gross receipt tax audit for fiscal years 2023 and 2024. In June 2025 we filed a claim for refund for fiscal years 2020, 2021 and 2022. The Tax Collector may also challenge our gross receipts tax position going forward. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales and use, gross receipts, franchise, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

Our tax liability could be adversely affected by changes in tax laws, rates, regulations, and administrative practices. For example, various levels of government and international organizations, such as in the United States, the Organisation for Economic Co-operation and Development (“OECD”), and the European Union (“EU”), have increasingly focused on tax reform and such reform may create changes to long-standing tax principles, which could adversely affect our effective tax rate. On October 8, 2021, the OECD announced an international agreement with more than 130 countries to implement a new global minimum effective corporate tax rate of 15% (known as "Pillar Two") for large multinational companies with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. Countries we operate in have adopted or intend to adopt laws to implement this initiative, although on June 28, 2025, the G7 released a joint statement that it had reached an understanding with the United States for a side-by-side system based on certain accepted principles, including that U.S.-parented groups, such as ours, would be exempt from certain provisions of Pillar Two. Countries we operate in and organizations are also actively considering changes to existing tax laws or have proposed or enacted new laws, such as the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”), that could increase our tax obligations in countries where we do business or cause us to change the way we operate our business. We are currently evaluating the full impact of the OBBB Act on us.

On August 16, 2022, the Inflation Reduction Act was enacted in the United States, which introduced, among provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by corporations, and increased funding for the Internal Revenue Service. Although we do not anticipate the new corporate minimum income tax will currently apply to us, we may be subject to the corporate minimum income tax in the future due to changes in our financial results, business, and any future regulations, impact from new legislation, or other guidance on the interpretation and application of the new corporate minimum tax. We currently have a share repurchase program and we may enter into share repurchase programs in the future. The new minimum corporate income tax and 1% excise tax on share repurchases may result in additional taxes payable by us, which could materially and adversely affect our financial results and operations.

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, various states may attempt to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities. These developing changes could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, gross receipts, franchise, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, streaming taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total more than $600 in a year for a given seller, which reporting requirement applies to Square and Cash App for Business accounts. However, the IRS had delayed the $600 threshold for 2023 and prior tax years and affected businesses are only required to send out Forms 1099-K to taxpayers who receive over $20,000 and have over 200 transactions in those years. According to IRS guidance released in 2024, the threshold for reporting is $5,000 for 2024, $2,500 for 2025, and $600 for 2026. As of July 2025, the OBBB Act permanently revised the reporting threshold to $20,000 and 200 transactions, effective for tax year 2025 and all subsequent years. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of June 30, 2025, our deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 13, Income Taxes within Notes to the Condensed Consolidated Financial Statements for further details.

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

Laws, regulations, and standards are subject to changes and evolving interpretations and application, including by means of judicial decisions, legislative changes and/or executive orders, and may not be consistent across jurisdictions or regulatory bodies. It can be difficult to predict how such laws, regulations, and standards may be applied to our business and the way we conduct our operations, particularly as we introduce new products and services and expand into new jurisdictions.

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, we may not be able to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and digital asset platforms is an evolving area, and we could become subject to additional legislation or regulation in the future, or we might not be able to continue operating the feature in Cash App, at least in current form. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, reputational harm, and other consequences. Further, we may need to make other changes to our business operations, our products or our services as a result of changes in laws, regulations, standards, or decisions made by governing or regulatory authorities, all of which could cause the price of our Class A common stock to decrease.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the EU’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. In the U.K., the Data Protection Act and legislation referred to as the U.K. GDPR substantially enact the GDPR into U.K. law and provide for similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). We use similar mechanisms approved by the U.K. Information Commissioner’s Office when transferring personal data from the UK to other jurisdictions. On July 16, 2020, the Court of Justice of the European Union issued a decision imposing additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. In the U.K., personal data generally may be transferred from the EU to the U.K. without restriction pursuant to an adequacy decision issued by the European Commission under the GDPR and the Law Enforcement Directive, subject to a four-year “sunset” period that expires in 2025, after which the European Commission’s adequacy decision may be renewed. The European Commission may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, particularly in light of recent updates to UK privacy law under the Data (Use and Access) Act 2025. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Moreover, the EU’s evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures in the future that could directly impact our use of such technologies or lead to significant penalties for non-compliance. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

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

We are currently, and may continue to be, subject to a variety of legal and regulatory matters, including claims, lawsuits (including class actions and individual lawsuits), disputes, investigations, subpoenas, inquiries or audits, and other actions or proceedings, including from regulatory bodies and governmental agencies. We have been, and may continue to be, subject to enforcement actions from regulatory bodies and governmental agencies, which may be public and may harm our brand and reputation, cause our customers to stop using our product or applications, cause our partners to discontinue their relationship with us, impair our ability to grow our customer base, subject us to financial penalties and liabilities, and otherwise adversely affect our business, financial condition, and results of operations. For example, in January 2025, we entered into a Consent Order with the CFPB related to certain customer service and dispute resolutions matters. Any noncompliance with the order may result in further exposure to CFPB action. Further, regulatory uncertainty or future changes in the regulatory landscape, whether at the state or federal level, or otherwise, may make it more difficult to plan or operate our business and may harm our business and results of operations.

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

We have obtained licenses to operate as a money transmitter (or as other financial services institutions, such as virtual currency businesses) in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed money transmitter, we are subject to obligations and restrictions including with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state and federal regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. Our state money transmission license regulators also frequently collaborate on their examinations of our business. We have and continue to work with them on any concerns they raise. In the past, we have been subject to, and may in the future be subject to, fines and other penalties by such regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. For example, in January 2025, we entered into a settlement agreement and consent order with various state money transmission license regulators related to aspects of our Bank Secrecy Act/anti-money laundering program. Failure to take required corrective actions may result in further exposure to state action. Any examinations and investigations by state regulators could result in liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business or offering certain products or services in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of June 30, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The following table summarizes the share repurchase activity for the three months ended June 30, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2025 - April 30, 2025	2,869	$54.19	2,869	$2,072,090
May 1, 2025 - May 31, 2025	8,373	$54.74	8,373	$1,613,727
June 1, 2025 - June 30, 2025	1,221	$64.19	1,221	$1,535,347
Total	12,463		12,463
(i) Average price paid per share for open market purchases includes broker commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended June 30, 2025, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, that are each intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:

Name and Title	Action	Date of Adoption or Termination	Expiration Date	Maximum Aggregate Number of Class A Shares to be Sold
Ajmere Dale Chief Accounting Officer	Adoption	May 22, 2025	August 21, 2026, or earlier if all transactions are completed	9,000
Brian Grassadonia Ecosystem Lead	Adoption	June 2, 2025	September 2, 2026, or earlier if all transactions are completed	391,956

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Block, Inc. 2025 Equity Incentive Plan.	S-8	333-288249	99.1	June 23, 2025
10.2+	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Directors).	S-8	333-288249	99.2	June 23, 2025
10.3+	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Employees).	S-8	333-288249	99.3	June 23, 2025
10.4+	Form of Restricted Stock Award and Restricted Stock Agreement.	S-8	333-288249	99.4	June 23, 2025
10.5+	Form of Stock Option Grant and Stock Option Agreement.	S-8	333-288249	99.5	June 23, 2025
10.6+	Block, Inc. 2015 Employee Stock Purchase Plan, as amended and restated.*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

BLOCK, INC.

Date:	August 7, 2025	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)