Form 10-Q
period 2025-09-30
Block, Inc.
filed 2025-11-06
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 547,667 and 59,998, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,335,934	$8,075,247
Settlements receivable	1,222,342	1,060,966
Customer funds	4,803,716	4,182,872
Consumer receivables, net	2,076,126	2,504,879
Loans held for sale	778,039	1,111,107
Loans held for investment, less allowance for credit losses of $216.3 million and $23.1 million, respectively	2,203,273	365,062
Other current assets	2,648,295	2,580,068
Total current assets	22,067,725	19,880,201
Goodwill	11,807,858	11,417,422
Acquired intangible assets, net	1,326,091	1,433,067
Deferred tax assets	1,542,364	1,800,994
Other non-current assets	2,438,785	2,245,911
Total assets	$39,182,823	$36,777,595
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$6,799,672	$5,837,152
Accrued expenses and other current liabilities	1,578,830	1,525,149
Current portion of long-term debt (Note 12)	1,572,118	999,497
Warehouse funding facilities, current	157,370	185,000
Total current liabilities	10,107,990	8,546,798
Warehouse funding facilities, non-current	343,629	1,296,680
Long-term debt (Note 12)	5,713,382	5,105,939
Other non-current liabilities	544,614	593,216
Total liabilities	16,709,615	15,542,633
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at September 30, 2025 and December 31, 2024. None issued and outstanding at September 30, 2025 and December 31, 2024.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at September 30, 2025 and December 31, 2024; 549,243 and 559,606 issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at September 30, 2025 and December 31, 2024; 60,001 and 60,070 issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	19,364,651	19,900,379
Accumulated other comprehensive loss	(415,745)	(1,001,065)
Retained earnings	3,558,492	2,368,618
Total stockholders’ equity attributable to common stockholders	22,507,398	21,267,932
Noncontrolling interests	(34,190)	(32,970)
Total stockholders’ equity	22,473,208	21,234,962
Total liabilities and stockholders’ equity	$39,182,823	$36,777,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Transaction-based revenue	$1,873,477	$1,712,421	$5,241,606	$4,936,597
Subscription and services-based revenue	2,204,889	1,797,933	6,148,466	5,268,120
Hardware revenue	70,192	36,839	139,305	112,300
Bitcoin revenue	1,966,394	2,428,608	6,411,828	7,771,475
Total net revenue	6,114,952	5,975,801	17,941,205	18,088,492
Cost of revenue:
Transaction-based costs	1,141,900	1,011,476	3,111,750	2,884,696
Subscription and services-based costs	299,554	271,286	872,671	832,755
Hardware costs	103,304	62,091	232,386	181,185
Bitcoin costs	1,894,767	2,364,077	6,193,760	7,559,416
Amortization of acquired technology assets	13,857	17,186	42,935	52,802
Total cost of revenue	3,453,382	3,726,116	10,453,502	11,510,854
Gross profit	2,661,570	2,249,685	7,487,703	6,577,638
Operating expenses:
Product development	711,235	710,983	2,197,222	2,144,720
Sales and marketing	599,333	511,755	1,653,524	1,463,202
General and administrative	543,974	475,855	1,485,008	1,420,683
Transaction, loan, and consumer receivable losses	363,455	192,062	827,234	549,603
Amortization of customer and other acquired intangible assets	34,133	36,021	101,680	120,116
Total operating expenses	2,252,130	1,926,676	6,264,668	5,698,324
Operating income	409,440	323,009	1,223,035	879,314
Interest expense (income), net	34,652	13,811	75,582	(6,805)
Remeasurement gain on bitcoin investment	(59,588)	(5,288)	(178,402)	(168,576)
Other income, net	(167,150)	(9,661)	(162,103)	(24,665)
Income before income tax	601,526	324,147	1,487,958	1,079,360
Provision for income taxes	139,928	43,011	299,304	137,532
Net income	461,598	281,136	1,188,654	941,828
Less: Net income (loss) attributable to noncontrolling interests	54	(2,618)	(1,220)	(9,199)
Net income attributable to common stockholders	$461,544	$283,754	$1,189,874	$951,027

Net income per share attributable to common stockholders:
Basic	$0.76	$0.46	$1.94	$1.54
Diluted	$0.74	$0.45	$1.91	$1.50
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	610,199	616,428	614,117	616,830
Diluted	621,658	632,760	625,256	635,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$461,598	$281,136	$1,188,654	$941,828
Net foreign currency translation adjustments (i)	(33,965)	334,915	585,828	176,692
Net unrealized gain (loss) on marketable debt securities, net of tax	133	7,542	(508)	11,703
Total comprehensive income	$427,766	$623,593	$1,773,974	$1,130,223

(i) Includes foreign currency translation loss related to goodwill of $8.9 million and gain of $389.5 million for the three and nine months ended September 30, 2025, respectively. The three and nine months ended September 30, 2024 includes foreign currency translation gains related to goodwill of $225.6 million and $128.3 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2024	619,676	$19,900,379	$(1,001,065)	$2,368,618	$(32,970)	$21,234,962
Net income (loss)	—	—	—	189,872	(1,150)	188,722
Shares issued in connection with employee stock plans	4,004	2,283	—	—	—	2,283
Repurchases of common stock	(6,805)	(445,298)	—	—	—	(445,298)
Change in other comprehensive loss	—	—	130,250	—	—	130,250
Share-based compensation	—	324,155	—	—	—	324,155
Balance at March 31, 2025	616,875	$19,781,519	$(870,815)	$2,558,490	$(34,120)	$21,435,074
Net income (loss)	—	—	—	538,458	(124)	538,334
Shares issued in connection with employee stock plans	5,791	48,799	—	—	—	48,799
Repurchases of common stock	(12,463)	(692,204)	—	—	—	(692,204)
Change in other comprehensive loss	—	—	488,902	—	—	488,902
Share-based compensation	—	303,987	—	—	—	303,987
Balance at June 30, 2025	610,203	$19,442,101	$(381,913)	$3,096,948	$(34,244)	$22,122,892
Net income	—	—	—	461,544	54	461,598
Shares issued in connection with employee stock plans	4,381	7,165	—	—	—	7,165
Repurchases of common stock	(5,340)	(403,027)	—	—	—	(403,027)
Change in other comprehensive loss	—	—	(33,832)	—	—	(33,832)
Share-based compensation	—	318,412	—	—	—	318,412
Balance at September 30, 2025	609,244	$19,364,651	$(415,745)	$3,558,492	$(34,190)	$22,473,208

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

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,188,654	$941,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,464	287,249
Amortization of discounts and premiums and other non-cash adjustments	(834,950)	(824,219)
Non-cash lease expense	42,545	55,480
Share-based compensation	921,957	955,845
Loss (gain) on revaluation of equity investments	(172,582)	470
Remeasurement gain on bitcoin investment	(178,402)	(168,576)
Transaction, loan, and consumer receivable losses	827,234	549,603
Change in deferred income taxes	182,756	5,368
Purchases and originations of loans originally classified as held for sale	(12,394,452)	(10,887,619)
Proceeds from repayments of loans originally classified as held for sale	12,457,575	10,419,823
Changes in operating assets and liabilities:
Settlements receivable	(291,388)	1,577,463
Customers payable	313,061	(1,319,654)
Other assets and liabilities	(376,758)	100,489
Net cash provided by operating activities	1,958,714	1,693,550
Cash flows from investing activities:
Purchases of marketable debt securities	(481,088)	(1,035,477)
Proceeds from maturities of marketable debt securities	423,312	790,748
Proceeds from sale of marketable debt securities	392,218	436,912
Payments for originations of consumer receivables	(22,553,302)	(20,197,450)
Proceeds from principal repayments and sales of consumer receivables	23,721,275	21,142,547
Purchases and originations of loans originally classified as held for investment	(7,643,830)	—
Proceeds from repayments of loans originally classified as held for investment	5,629,369	—
Purchases of property and equipment	(113,838)	(126,954)
Purchases of other investments	(45,930)	(37,218)
Net cash provided by (used in) investing activities	(671,814)	973,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from issuance of senior notes	2,200,000	2,000,000
Payments of debt issuance costs from issuance of senior notes	(28,346)	(26,619)
Payments to redeem convertible notes	(1,000,624)	—
Proceeds from warehouse facilities borrowings	448,530	406,359
Repayments of warehouse facilities borrowings	(1,456,869)	(1,054,091)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	58,247	88,053
Net increase in interest-bearing deposits	81,176	73,687
Repurchases of common stock	(1,540,529)	(987,179)
Other financing activities	(35,330)	(18,473)
Change in customer funds, restricted from use in the Company's operations	620,844	763,355
Net cash provided by (used in) financing activities	(652,901)	1,245,092
Effect of foreign exchange rate on cash and cash equivalents	80,515	13,600
Net increase in cash, cash equivalents, restricted cash, and customer funds	714,514	3,925,350
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	13,230,512	9,009,087
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$13,945,026	$12,934,437

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$8,335,934	$8,299,804
Short-term restricted cash	731,590	630,933
Long-term restricted cash	73,786	69,915
Customer funds cash and cash equivalents	4,803,716	3,933,785
Total	$13,945,026	$12,934,437

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period.

Beginning in the second quarter of 2025, the Company began classifying the majority of its newly originated customer loan products as loans held for investment. This classification change followed a comprehensive management review of all loan products, taking into account the Company’s business strategy, prevailing economic conditions, and market trends.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2025 and September 30, 2024, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had four third-party payment processors that represented approximately 41%, 15%, 14%, and 11% of settlements receivable as of September 30, 2025. As of December 31, 2024, the Company had three third-party processors that represented approximately 42%, 17% and 13% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $137.4 million and $347.0 million for the three and nine months ended September 30, 2025, respectively, compared to $81.9 million and $221.8 million for the three and nine months ended September 30, 2024, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $232.2 million and $647.2 million for the three and nine months ended September 30, 2025, respectively, compared to $234.4 million and $697.9 million for the three and nine months ended September 30, 2024, respectively, for such expenses.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The Company adopted this guidance effective for the annual reporting period beginning January 1, 2025. The adoption of ASU 2023-09 will impact the Company’s annual disclosures only.

Recently Issued Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). The amendments are intended to clarify and modernize the accounting for costs related to internal-use software. The guidance removes all references to project stages and clarifies the threshold entities apply to begin capitalizing costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption to have a material impact on the Company's financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments allow an entity to apply a practical expedient when estimating expected credit losses, which assumes that the current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable and contract assets arising from contracts with customers. The amendments are effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal years, with early adoption permitted. If the practical expedient is elected, the amendments should be applied prospectively. The Company does not expect the adoption to have a material impact on the Company's financial statements.

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers:
Transaction-based revenue	$1,873,477	$1,712,421	$5,241,606	$4,936,597
Subscription and services-based revenue	1,330,171	1,254,659	3,904,288	3,730,719
Hardware revenue	70,192	36,839	139,305	112,300
Bitcoin revenue	1,966,394	2,428,608	6,411,828	7,771,475
Revenue from other sources:
Subscription and services-based revenue (i)	874,718	543,274	2,244,178	1,537,401
Total net revenue	$6,114,952	$5,975,801	$17,941,205	$18,088,492

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

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments in debt securities as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$24,017	$12	$—	$24,029
Corporate bonds	65,035	201	(5)	65,231
Commercial paper	8,418	—	—	8,418
Municipal securities	130	1	—	131
Certificates of deposit	1,246	—	—	1,246
U.S. government securities	271,158	599	(40)	271,717
Total	$370,004	$813	$(45)	$370,772

Long-term debt securities:
U.S. agency securities	$5,000	$5	$—	$5,005
Corporate bonds	47,448	111	(2)	47,557
Municipal securities	5,667	47	(171)	5,543
U.S. government securities	118,164	521	(6)	118,679
Total	$176,279	$684	$(179)	$176,784

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$34,454	$15	$(1)	$34,468
Corporate bonds	160,238	248	(96)	160,390
Commercial paper	333	—	—	333
Municipal securities	398	1	—	399
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	206,340	449	(4)	206,785
Total	$402,814	$713	$(101)	$403,426

Long-term debt securities:
U.S. agency securities	$49,017	$23	$(10)	$49,030
Corporate bonds	195,035	693	(384)	195,344
Municipal securities	4,592	4	(251)	4,345
U.S. government securities	222,164	1,218	(124)	223,258
Total	$470,808	$1,938	$(769)	$471,977

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	September 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
Corporate bonds	$5,330	$(5)	$—	$—	$5,330	$(5)
U.S. government securities	70,737	(35)	3,597	(5)	74,334	(40)
Total	$76,067	$(40)	$3,597	$(5)	$79,664	$(45)

Long-term debt securities:
Corporate bonds	$6,521	$(2)	$—	$—	$6,521	$(2)
Municipal securities	1,831	(41)	1,251	(130)	3,082	(171)
U.S. government securities	12,908	(6)	—	—	12,908	(6)
Total	$21,260	$(49)	$1,251	$(130)	$22,511	$(179)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$18,954	$(1)	$—	$—	$18,954	$(1)
Corporate bonds	50,905	(93)	1,995	(3)	52,900	(96)
U.S. government securities	—	—	3,994	(4)	3,994	(4)
Total	$69,859	$(94)	$5,989	$(7)	$75,848	$(101)

Long-term debt securities:
U.S. agency securities	$9,990	$(10)	$—	$—	$9,990	$(10)
Corporate bonds	80,550	(384)	—	—	80,550	(384)
Municipal securities	2,848	(128)	363	(123)	3,211	(251)
U.S. government securities	58,681	(124)	—	—	58,681	(124)
Total	$152,069	$(646)	$363	$(123)	$152,432	$(769)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$370,004	$370,772
Due in one to five years	176,279	176,784
Total	$546,283	$547,556

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2025	December 31, 2024
Cash	$3,659,949	$3,195,253
Cash equivalents:
Money market funds	4,645	4,645
Reverse repurchase agreement (i)	1,139,122	982,974
Total customer funds	$4,803,716	$4,182,872

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$2,268,416	$—	$—	$857,196	$—	$—
U.S. government securities	79,582	—	—	26,951	—	—
Commercial paper	—	1,564	—	—	509	—
Corporate bonds	—	76	—	—	—	—
Restricted cash:
Money market funds	96,641	—	—	319,800	—	—
Customer funds:
Reverse repurchase agreement	1,139,122	—	—	982,974	—	—
Money market funds	4,645	—	—	4,645	—	—
Short-term debt securities:
U.S. government securities	271,717	—	—	206,785	—	—
Corporate bonds	—	65,231	—	—	160,390	—
U.S. agency securities	—	24,029	—	—	34,468	—
Certificates of deposit	—	1,246	—	—	1,051	—
Commercial paper	—	8,418	—	—	333	—
Municipal securities	—	131	—	—	399	—
Long-term debt securities:
U.S. government securities	118,679	—	—	223,258	—	—
Corporate bonds	—	47,557	—	—	195,344	—
U.S. agency securities	—	5,005	—	—	49,030	—
Municipal securities	—	5,543	—	—	4,345	—
Other:
Bitcoin investment (i)	1,001,419	—	—	792,282	—	—
Investment in marketable equity securities	5,808	—	—	5,407	—	—
Total	$4,986,029	$158,800	$—	$3,419,298	$445,869	$—
(i) In addition to the Company's bitcoin investment, an immaterial amount of bitcoin is held for operating purposes and, given the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the fair value approximates carrying value. Refer to Note 11, Bitcoin for more details.

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$998,117	$985,251	$996,017	$960,589
2030 Senior Notes	1,184,858	1,201,256	—	—
2031 Senior Notes	992,018	923,827	990,971	873,868
2032 Senior Notes	1,977,040	2,046,612	1,975,026	1,999,220
2033 Senior Notes	987,265	1,011,473	—	—
2025 Convertible Notes	—	—	999,497	991,941
2026 Convertible Notes	574,001	558,503	572,723	533,154
2027 Convertible Notes	572,201	521,847	571,202	497,517
Total	$7,285,500	$7,248,769	$6,105,436	$5,856,289

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$778,039	$803,058	$1,111,107	$1,112,746
Loans held for investment	2,203,273	2,258,882	365,062	382,542
Total	$2,981,312	$3,061,940	$1,476,169	$1,495,288

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2025 and September 30, 2024, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL platform. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the three and nine months ended September 30, 2025, $210.0 million and $630.0 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties, respectively. For the three and nine months ended September 30, 2024, $122.5 million and $254.1 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties, respectively. Net losses on sales of consumer receivables were immaterial for both the three and nine months ended September 30, 2025 and September 30, 2024.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2025, the amortized cost of Pass rated consumer receivables was $2.2 billion and the amount of Classified consumer receivables was $131.5 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	September 30, 2025	December 31, 2024
Non-delinquent loans	$1,839,027	$2,227,348
1 - 60 days past due	315,598	369,173
61 - 90 days past due	34,351	29,334
90+ days past due	97,122	80,817
Total amortized cost	$2,286,098	$2,706,672

The amount listed as 1 - 60 days past due in the above table includes $220.2 million and $266.7 million of cash in transit as of September 30, 2025 and December 31, 2024, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they are recovered. The amount of recoveries for both the three and nine months ended September 30, 2025 and September 30, 2024 were immaterial.

The following table summarizes activity in the allowance for credit losses for consumer receivables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for credit losses, beginning of the period	$211,981	$176,511	$201,793	$185,275
Provision for credit losses	82,671	69,970	226,420	194,117
Charge-offs and other adjustments	(83,346)	(82,058)	(224,322)	(214,766)
Foreign exchange effect	(1,334)	4,204	6,081	4,001
Allowance for credit losses, end of the period	$209,972	$168,627	$209,972	$168,627

NOTE 7 - CUSTOMER LOANS

Customer loans primarily consist of Square Loans and Cash App Borrow products. Square Loans are facilitated by the Company’s wholly-owned subsidiary, Square Financial Services, to qualified Square sellers. The majority of Square Loans are sold to third-party investors with a portion retained on the Company’s balance sheet. Cash App Borrow is a credit product for consumers that allows customers to access short-term loans for a small fee. Historically, Cash App Borrow loans were originated through a partnership with an industrial bank, from whom the Company purchased the loans obtaining all rights, title, and interest, and were classified as held for sale on the Company’s balance sheet. Beginning in the second quarter of 2025, the Company also began originating Cash App Borrow loans through Square Financial Services. The Cash App Borrow loans originated through Square Financial Services are retained on the Company’s balance sheet and classified as held for investment. Beginning July 1, 2025, Cash App Borrow loans and certain other customer loan products purchased from the industrial bank, along with all customer loan products originated through Square Financial Services, are retained on the Company's balance sheet and classified as held for investment.

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

Loans Held for Investment

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans and charge-offs. The following table presents the Company's loans held for investment by category (in thousands) as of September 30, 2025. The amount of charge-offs recorded and amount of recoveries for the three and nine months ended September 30, 2025 were immaterial.

	September 30, 2025
	Consumer	Commercial	Other	Total
Amortized cost basis	$1,887,256	$496,812	$35,512	$2,419,580
Allowance for credit losses	(180,913)	(31,081)	(4,313)	(216,307)
Total loans held for investment, net of allowance	$1,706,343	$465,731	$31,199	$2,203,273

As of December 31, 2024, the Company held $365.1 million of Commercial loans held for investment, net of allowance of $23.1 million. The amount of charge-offs recorded and amount of recoveries for the three and nine months ended September 30, 2024 were immaterial.

The Company considers Square Loans that are greater than 60 days past due to be delinquent, and Square Loans 90 days or more past due to be nonperforming. Square Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a Square Loan is identified as nonperforming, recognition of income is discontinued. Square Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. Cash App Borrow loans that are 1 day or greater past due are considered delinquent, and those that are 90 days or more past due are generally considered to be uncollectible and are written off. As of September 30, 2025 and December 31, 2024, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated Square Loans generally consist of loans that are current or up to 60 days past due. Classified Square Loans generally comprise of loans that are greater than 60 days past due and have a higher risk of default. Pass rated Cash App Borrow loans generally consist of loans that are current. Classified Cash App Borrow loans are comprised of loans that are 1 day or greater past due, due to their short-term nature and repayment period, and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least annually. As of September 30, 2025 and December 31, 2024, the amortized cost of Pass rated loans was $2.2 billion and $385.2 million, respectively. The amount of Classified loans as of September 30, 2025 was $247.6 million and immaterial as of December 31, 2024.

Loans Held for Sale

The following table presents the Company’s loans held for sale by category (in thousands):

	September 30, 2025	December 31, 2024
Commercial	$611,928	$404,844
Consumer	109,320	652,489
Other	56,791	53,774
Total	$778,039	$1,111,107

Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due and Cash App Borrow loans that are 90 days or more past due are generally considered to be uncollectible and are written off. Past due status is based on contractual terms of the loans.

For the three and nine months ended September 30, 2025, $1.1 billion and $3.3 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on the sales of loans of $62.0 million and $189.7 million for the same periods. For the three and nine months ended September 30, 2024, $1.0 billion and $3.2 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on sales of loans of $58.5 million and $178.4 million for the same periods. The net gains on sales of loans are recognized in net income through “Subscription and services-based revenue” in the Company’s condensed consolidated statements of operations.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at September 30, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$359,008	$(284,046)	$74,962
Customer assets	15 years	1,396,795	(366,020)	1,030,775
Trade names and other	9 years	389,137	(168,783)	220,354
Total		$2,144,940	$(818,849)	$1,326,091

	Balance at December 31, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$353,791	$(241,110)	$112,681
Customer assets	15 years	1,401,102	(332,153)	1,068,949
Trade names and other	9 years	389,137	(137,700)	251,437
Total		$2,144,030	$(710,963)	$1,433,067

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Acquired intangible assets, net, beginning of the period	$1,368,735	$1,629,183	$1,433,067	$1,761,521
Acquisitions	5,217	7,536	5,217	7,536
Amortization expense	(47,990)	(53,207)	(144,615)	(172,918)
Foreign currency translation and other adjustments	129	24,424	32,422	11,797
Acquired intangible assets, net, end of the period	$1,326,091	$1,607,936	$1,326,091	$1,607,936

The estimated future amortization expense of intangible assets as of September 30, 2025 was as follows (in thousands):

Remainder of 2025	$52,655
2026	183,187
2027	139,623
2028	135,835
2029	135,204
Thereafter	679,587
Total	$1,326,091

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	September 30, 2025	December 31, 2024
Restricted cash (i)	$731,590	$902,478
Processing costs receivable	445,157	478,767
Investments in short-term debt securities	370,772	403,426
Accounts receivable, net	176,455	148,898
Inventory, net	166,631	104,990
Prepaid expenses	158,430	129,343
Short-term deposits	78,106	87,968
Other	521,154	324,198
Total	$2,648,295	$2,580,068

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses	$671,940	$725,339
Customer deposits	323,061	241,884
Accounts payable	125,880	117,963
Accrued royalties	62,540	57,605
Operating lease liabilities, current	55,380	52,880
Accrued transaction losses (i)	53,249	58,580
Other	286,780	270,898
Total	$1,578,830	$1,525,149

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued transaction losses, beginning of the period	$54,382	$81,309	$58,580	$54,042
Provision for transaction losses	27,935	5,617	89,414	86,167
Charge-offs to accrued transaction losses	(29,068)	(27,965)	(94,745)	(81,248)
Accrued transaction losses, end of the period	$53,249	$58,961	$53,249	$58,961

In addition to amounts reflected in the table above, the Company recognized additional provisions for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions and negative balances, that are uncertain in nature. Losses from peer-to-peer activity are classified within sales and marketing expenses, while other transaction losses, including negative balances, are presented within transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations. In aggregate, the Company recorded $72.2 million and $193.2 million for the three and nine months ended September 30, 2025, respectively, for such losses. The Company recorded $87.7 million and $219.4 million for the three and nine months ended September 30, 2024, respectively, for such losses.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2025	December 31, 2024
Bitcoin investment (i)	$1,001,419	$792,282
Investment in non-marketable equity securities (ii)	418,198	245,557
Property and equipment, net	343,222	314,432
Operating lease right-of-use assets	213,944	219,954
Investments in long-term debt securities	176,784	471,977
Restricted cash	73,786	69,915
Other	211,432	131,794
Total	$2,438,785	$2,245,911

(i) Refer to Note 11, Bitcoin for further details.

(ii) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. During the quarter ended September 30, 2025, one of the Company's investments closed on an additional financing round, which the Company assessed as an observable price change in an orderly transaction. The Company recorded a $171.6 million upward adjustment to the carrying value of this investment, resulting in a carrying value of $329.8 million as of September 30, 2025. Adjustments are recorded within other expense (income), net on the condensed consolidated statements of operations.

The adjustments to the carrying value of the Company's non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Carrying amount, beginning of period	$246,558	$213,315	$245,557	$205,268
Net additions (reductions)	—	500	1,001	4,500
Gross unrealized gains	171,640	—	171,640	4,145
Gross unrealized losses and impairments	—	(2,250)	—	(2,348)
Carrying amount, end of period	$418,198	$211,565	$418,198	$211,565

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-marketable equity securities measured using the measurement alternative (in thousands):

	September 30, 2025	December 31, 2024
Upward adjustments	$326,969	$155,329
Downward adjustments (including impairment)	$(2,061)	$(2,061)

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liabilities, non-current	$259,469	$278,617
Deferred tax liabilities	162,335	162,435
Other	122,810	152,164
Total	$544,614	$593,216

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

The Company's bitcoin investment, which is included within “Other non-current assets” on the condensed consolidated balance sheets, is initially recorded at cost, inclusive of transaction costs, and remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income through “Remeasurement loss (gain) on bitcoin investment” in the Company’s condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the Company held approximately 8,780 and 8,485 bitcoins for investment purposes with a cost basis of $282.2 million and $251.5 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment in the period (in thousands, except amount of bitcoin):

	Amount of Bitcoin	Value
Balance at December 31, 2024	8,485	$792,282
Additions	99	9,519
Remeasurement loss	—	(93,351)
Balance at March 31, 2025	8,584	$708,450
Additions	108	11,041
Remeasurement gain	—	212,165
Balance at June 30, 2025	8,692	$931,656
Additions	88	10,175
Remeasurement gain	—	59,588
Balance at September 30, 2025	8,780	$1,001,419

	Amount of Bitcoin	Value
Balance at December 31, 2023	8,038	$339,898
Remeasurement gain	—	233,404
Balance at March 31, 2024	8,038	$573,302
Additions	173	11,398
Remeasurement loss	—	(70,116)
Balance at June 30, 2024	8,211	$514,584
Additions	152	9,709
Remeasurement gain	—	5,288
Balance at September 30, 2024	8,363	$529,581

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of September 30, 2025 and December 31, 2024, the Company held approximately 144 and 158 bitcoins for operating purposes with a fair value of $16.5 million and $15.3 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets.”

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of September 30, 2025.

NOTE 12 - INDEBTEDNESS

A) Notes

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The following tables summarize the Company's Notes as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes (i)	$1,000,000	$(1,883)	$998,117
2030 Senior Notes	1,200,000	(15,142)	1,184,858
2031 Senior Notes	1,000,000	(7,982)	992,018
2032 Senior Notes	2,000,000	(22,960)	1,977,040
2033 Senior Notes	1,000,000	(12,735)	987,265
2026 Convertible Notes (i)	575,000	(999)	574,001
2027 Convertible Notes	575,000	(2,799)	572,201
Total	$7,350,000	$(64,500)	$7,285,500

	December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(3,983)	$996,017
2031 Senior Notes	1,000,000	(9,029)	990,971
2032 Senior Notes	2,000,000	(24,974)	1,975,026
2025 Convertible Notes (i)	1,000,000	(503)	999,497
2026 Convertible Notes	575,000	(2,277)	572,723
2027 Convertible Notes	575,000	(3,798)	571,202
Total	$6,150,000	$(44,564)	$6,105,436

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$63,764	$48,822	$160,541	$99,550
Amortization of debt issuance costs	2,979	3,232	8,410	8,717
Total	$66,743	$52,054	$168,951	$108,267

Senior Unsecured Notes due in 2030 and 2033

On August 18, 2025, the Company issued $2.2 billion in aggregate principal amount of senior unsecured notes, comprised of $1.2 billion in aggregate principal amount of senior notes due 2030 ("2030 Senior Notes") and $1.0 billion in aggregate principal amount of senior notes due 2033 ("2033 Senior Notes"). The 2030 Senior Notes mature on August 15, 2030, unless earlier redeemed or repurchased, and bear interest at a rate of 5.625% payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2026. The 2033 Senior Notes mature on August 15, 2033, unless earlier redeemed or repurchased, and bear interest at a rate of 6.000% payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2026. At any time prior to August 15, 2027, in the case of the 2030 Senior Notes, and at any time prior to August 15, 2028, in the case of the 2033 Senior Notes, the Company may redeem the applicable series, in whole or part, at a price equal to 100% of the principal amount of the notes to be redeemed plus an applicable premium and accrued and unpaid interest, if any, to but excluding the redemption date. The applicable premium for the 2030 Senior Notes and the 2033 Senior Notes, respectively, is the greater of (1) 1.0% of the principal amount of such series of notes, and (2) the excess, if any, of (a) the sum of the present values at the redemption date of (i) the applicable redemption price of such note that would apply if such note were redeemed on August 15, 2027, in the case of the 2030 Senior Notes, and August 15, 2028, in the case of the 2033 Senior Notes, plus (ii) the remaining scheduled payments of interest due on such note to, and including, August 15, 2027, in the case of the 2030 Senior Notes, and August 15, 2028, in the case of the 2033 Senior Notes, (excluding accrued but unpaid interest to the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the treasury rate (as defined in the applicable indenture) plus 50 basis points, over (b) the principal amount of such note to be redeemed. On and after August 15, 2027, in the case of the 2030 Senior Notes, and August 15, 2028, in the case of the 2033 Senior Notes, the Company may redeem the notes of the applicable series at specified prices as set forth in the applicable indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company experiences a change of control triggering event (as defined in the applicable indenture), the Company must offer to repurchase the 2030 Senior Notes or 2033 Senior Notes, as applicable, at a repurchase price equal to 101% of the principal amount of the applicable notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date.

The indentures governing the 2030 Senior Notes and 2033 Senior Notes each contain covenants that, among other things, restrict the ability of the Company and/or its domestic restricted subsidiaries to create certain liens and certain indebtedness, enter into sale and leaseback transactions, or to transfer all or substantially all of the Company and its subsidiaries assets to another person. These covenants are subject to a number of other limitations and exceptions, each as set forth in the applicable indenture governing the 2030 Senior Notes and 2033 Senior Notes.

The indentures governing the 2030 Senior Notes and 2033 Senior Notes, as applicable, each provide for customary events of default, including, but not limited to, failure to pay principal and interest, failure to comply with covenants, agreements or conditions, and certain events of bankruptcy or insolvency involving the Company and its significant subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency involving the Company, all outstanding notes of the applicable series will become due and payable immediately without further action or notice. If any other event of default under the indenture governing the applicable notes occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the outstanding applicable notes may declare all the applicable notes to be due and payable immediately.

Aggregate debt issuance costs related to the 2030 Senior Notes and 2033 Senior Notes were comprised of commissions payable to the initial purchasers of $22.0 million and third party offering costs of $6.3 million. Issuance costs are amortized to interest expense using the effective interest method at effective interest rates of 5.9% and 6.2% for the terms of the 2030 Senior Notes and 2033 Senior Notes, respectively.

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the nine months ended September 30, 2025. As of September 30, 2025, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

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

B) Revolving Credit Facility & Other

In May 2020, the Company entered into a revolving credit agreement (as amended, the “Credit Agreement”) with certain lenders, which provides for a $775.0 million senior unsecured revolving credit facility maturing on June 9, 2028. The Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement, plus undrawn available commitments under the Credit Agreement) of at least $250.0 million, tested on the last day of each fiscal quarter. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Credit Agreement. As of September 30, 2025, no funds have been drawn and no letters of credit have been issued under the Credit Agreement. The Company incurred immaterial unused commitment fees during the three and nine months ended September 30, 2025 and September 30, 2024. As of September 30, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

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

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of September 30, 2025 and December 31, 2024.

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

These Warehouse Facilities have maturity dates through September 2028. As of September 30, 2025, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.5 billion on a revolving basis, of which $501.0 million was drawn and $983.1 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of September 30, 2025. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $10.7 million and $36.5 million for the three and nine months ended September 30, 2025, respectively, and $16.4 million and $52.3 million for the three and nine months ended September 30, 2024, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

September 30, 2025
2026 (i)	$176,194
2027	284,805
2028	40,000
Total	$500,999

(i) Includes $157.4 million of future scheduled principal payments in 2026, which are disclosed as warehouse funding facilities, current, within total current liabilities on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $139.9 million and $299.3 million for the three and nine months ended September 30, 2025, respectively, compared to an income tax expense of $43.0 million and $137.5 million for the three and nine months ended September 30, 2024, respectively. The difference between the income tax expense for the three and nine months ended September 30, 2025 and the income tax expense for the three and nine months ended September 30, 2024 primarily relates to the pre-tax results for each quarter and maintaining a valuation allowance on U.S. deferred tax assets through the third quarter of 2024.

The difference between income tax at the U.S. federal statutory rate and the income tax expense recorded for the three and nine months ended September 30, 2025 is primarily due to the generation of tax credits and a change in the deferred tax valuation allowance in Ireland and Spain.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and nine months ended September 30, 2025 and September 30, 2024 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (H.R. 1), which includes significant changes to federal tax law. The Company has recognized the impacts in the third quarter of 2025, the period in which the law was enacted. The Company anticipates a material reduction for expected cash taxes paid in fiscal year 2025. While we continue to evaluate the impact for future years, we do not expect a material impact to our current year effective tax rates for income taxes.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In October 2023, the board of directors of the Company authorized the repurchase of up to $1 billion of the Company’s Class A common stock. On July 25, 2024, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $3 billion of the Company’s Class A common stock. During the nine months ended September 30, 2025, the Company repurchased 24.6 million shares of its Class A common stock for an aggregate amount of $1.5 billion. As of September 30, 2025, $1.1 billion remained available and authorized for repurchases under this share repurchase program.

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

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

As of the maturity date on March 1, 2025, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock and paid a total of $1.0 billion in cash to settle the remaining unconverted principal balance, and interest, as of March 1, 2025. Additionally, there were no convertible note hedges exercised, and no shares were received as of September 30, 2025.

Warrants

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties had the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expired evenly over a 60 trading day period starting on June 1, 2025 and ending on August 26, 2025. None of the warrants were exercised as of September 30, 2025.

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

Under the 2025 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), performance awards, and other stock and cash-based awards to eligible employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. A maximum aggregate of 80,000,000 shares were reserved for issuance pursuant to awards under the 2025 Plan. As of September 30, 2025, there were 127.6 million shares outstanding under the 2015 Plan and 77.9 million shares available for future issuance under our 2025 Plan.

A summary of stock option activity for the nine months ended September 30, 2025 is as follows (in thousands, except per share data):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	2,578	$72.17	5.11	$67,966
Granted	1,769	55.66
Exercised	(495)	24.81
Forfeited	—	—
Expired	(65)	157.02
Outstanding, end of the period	3,787	$69.23	7.38	$47,772

Exercisable, end of the period	1,805	$79.37	5.33	$21,373

Restricted Stock Activity

Activity related to RSUs during the nine months ended September 30, 2025 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	37,079	$70.51
Granted	17,420	62.55
Vested	(12,731)	73.78
Forfeited	(6,425)	67.77
Unvested, end of the period	35,343	$65.91

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the Company's condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$131	$180	$422	$534
Product development	222,664	228,300	660,132	679,584
Sales and marketing	27,681	34,891	88,172	98,435
General and administrative	58,904	60,684	173,231	177,038
Total	$309,380	$324,055	$921,957	$955,591

The Company capitalized $9.4 million and $24.6 million of share-based compensation expense related to software costs during the three and nine months ended September 30, 2025, respectively, compared to $12.4 million and $29.5 million during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, there was $2.3 billion of total unrecognized compensation cost related to outstanding stock options and RSUs that are expected to be recognized over a weighted-average period of 3 years.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income per share:
Numerator
Net income attributable to common stockholders	$461,544	$283,754	$1,189,874	$951,027
Denominator
Shares used to compute basic net income per share	610,199	616,428	614,117	616,830
Basic net income per share	$0.76	$0.46	$1.94	$1.54

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$461,544	$283,754	$1,189,874	$951,027
Interest expense on convertible notes	864	—	3,245	—
Net income used to compute diluted net income per share	$462,408	$283,754	$1,193,119	$951,027
Denominator
Shares used to compute basic net income per share	610,199	616,428	614,117	616,830
Stock options, restricted stock, and employee stock purchase plan	7,615	4,224	5,479	6,481
Convertible notes	3,844	12,108	5,660	12,108
Shares used to compute diluted net income per share	621,658	632,760	625,256	635,419
Diluted net income per share	$0.74	$0.45	$1.91	$1.50

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options, restricted stock, and employee stock purchase plan	35,901	41,498	36,900	39,090
Common stock warrants	5,535	12,109	9,732	12,109
Total anti-dilutive securities	41,436	53,607	46,632	51,199

NOTE 16 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years, with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of September 30, 2025, the Company had recorded right-of-use assets of $9.9 million and associated lease liabilities of $15.0 million related to this lease arrangement.

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

The Company received subpoenas from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. In June 2024, the state Attorneys General presented the Company with the results of their investigations. In December 2024, the state Attorneys General presented the Company with potential terms for resolving this matter and the Company is engaging in conversations with the state Attorneys General to resolve this matter on acceptable terms. The Company is unable to predict the likely outcome of this matter, which may include one or more public orders, and cannot provide any assurance that the state Attorneys General will not ultimately take legal action against the Company or that the outcome of these matters will not have a material adverse effect on the Company. It is probable that the Company will incur a loss in connection with this matter, and the loss could be material; however, the Company cannot estimate the amount of reasonably possible loss or range of loss at this time.

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

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by the Company related to sales of bitcoin. The Company strongly disagrees with the Tax Collector’s assessment and plans to vigorously pursue all available remedies. In January 2025, the Tax Collector rejected the Company’s request for redetermination, and the Company paid the assessed amount of $71.4 million. Given the assessed amount must be paid to initiate the dispute process and will be returned in full or used to settle any final amount due to the Tax Collector, the Company views the amount as a deposit asset. In May of 2025, the Tax Collector notified the Company that it had initiated a gross receipt tax audit for fiscal years 2023 and 2024. In June 2025, the Company filed a claim for refund for fiscal years 2020, 2021 and 2022. In September 2025, the Company received a Notice of Deficiency from the Tax Collector for fiscal years 2023 and 2024 reflecting an assessment of $42.7 million, including tax, penalties and interest, which the Company paid in October 2025. Similar to the amount paid in January 2025, the Company also views this amount as a deposit asset. In October 2025, the Company submitted a request for redetermination for fiscal years 2023 and 2024. The Tax Collector may also challenge the Company’s gross receipts tax position going forward. The Company estimates that it could incur losses associated with taxes, interest, and penalties up to $114 million in the aggregate for the fiscal years 2020 through 2024. Given the Company has currently concluded that a loss for this matter is not probable, the Company has not recorded a liability for the exposure related to the dispute with the Tax Collector on San Francisco’s gross receipts tax.

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

As of September 30, 2025, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2025	$64,915
2026	263,300
2027	315,100
Total	$643,315

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

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$56,113	$1,817,364	$—	$1,873,477	$182,866	$5,058,740	$—	$5,241,606
Subscription and services-based revenue	1,777,646	382,177	45,066	2,204,889	4,929,403	1,090,617	128,446	6,148,466
Hardware revenue	—	40,653	29,539	70,192	—	109,271	30,034	139,305
Bitcoin revenue	1,965,742	652	—	1,966,394	6,411,176	652	—	6,411,828
Segment revenue	$3,799,501	$2,240,846	$74,605	$6,114,952	$11,523,445	$6,259,280	$158,480	$17,941,205
Less: Cost of revenue	2,175,548	1,223,186	54,648	3,453,382	7,019,041	3,316,911	117,550	10,453,502
Segment gross profit	$1,623,953	$1,017,660	$19,957	$2,661,570	$4,504,404	$2,942,369	$40,930	$7,487,703

Interest revenue	$48,814	$11,025	$—	$59,839	$148,178	$29,510	$—	$177,688
Amortization of acquired technology assets	$12,896	$961	$—	$13,857	$38,959	$3,976	$—	$42,935

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Transaction-based revenue	$69,995	$1,642,426	$—	$1,712,421	$278,126	$4,658,471	$—	$4,936,597
Subscription and services-based revenue	1,430,970	322,582	44,381	1,797,933	4,181,703	941,417	145,000	5,268,120
Hardware revenue	—	36,729	110	36,839	—	111,377	923	112,300
Bitcoin revenue	2,428,608	—	—	2,428,608	7,771,475	—	—	7,771,475
Segment revenue	$3,929,573	$2,001,737	$44,491	$5,975,801	$12,231,304	$5,711,265	$145,923	$18,088,492
Less: Cost of revenue	2,623,630	1,069,381	33,105	3,726,116	8,367,890	3,036,053	106,911	11,510,854
Segment gross profit	$1,305,943	$932,356	$11,386	$2,249,685	$3,863,414	$2,675,212	$39,012	$6,577,638

Interest revenue	$51,418	$10,218	$—	$61,636	$137,189	$27,933	$—	$165,122
Amortization of acquired technology assets	$13,928	$1,493	$1,765	$17,186	$41,288	$6,219	$5,295	$52,802

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment gross profit	$2,661,570	$2,249,685	$7,487,703	$6,577,638
Less: Product development	711,235	710,983	2,197,222	2,144,720
Less: Sales and marketing	599,333	511,755	1,653,524	1,463,202
Less: General and administrative	543,974	475,855	1,485,008	1,420,683
Less: Transaction, loan, and consumer receivable losses	363,455	192,062	827,234	549,603
Less: Amortization of customer and other intangible assets	34,133	36,021	101,680	120,116
Less: Interest expense (income), net	34,652	13,811	75,582	(6,805)
Less: Remeasurement gain on bitcoin investment	(59,588)	(5,288)	(178,402)	(168,576)
Less: Other income, net	(167,150)	(9,661)	(162,103)	(24,665)
Income before applicable income taxes	$601,526	$324,147	$1,487,958	$1,079,360

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$5,584,897	$5,519,879	$16,494,950	$16,818,047
International	530,055	455,922	1,446,255	1,270,445
Total	$6,114,952	$5,975,801	$17,941,205	$18,088,492

No individual country from the international markets contributed more than 10% of total revenue for the three and nine months ended September 30, 2025 and September 30, 2024.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	September 30, 2025	December 31, 2024
United States	$7,346,692	$7,435,117
Australia	4,415,081	4,159,229
Other international	1,929,342	1,790,529
Total	$13,691,115	$13,384,875

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow data:
Cash paid for interest	$124,220	$89,353
Cash paid for income taxes	116,548	205,697
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	$209,058	$214,465
Right-of-use assets obtained in exchange for operating lease obligations	26,772	28,232
Purchases of property and equipment in accounts payable and accrued expenses	6,121	1,857

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

In the third quarter of 2025, we generated gross profit of $2.7 billion, up 18% year over year. Cash App generated gross profit of $1.6 billion in the third quarter of 2025, up 24% year over year, driven by growth in Cash App Borrow. Square generated gross profit of $1.0 billion in the third quarter of 2025, up 9% year over year, driven by strength in our software and integrated payments and banking products.

In the third quarter of 2025, operating income was $409.4 million and Adjusted Operating Income was $480.2 million, compared to operating income of $323.0 million and Adjusted Operating Income of $443.5 million in the third quarter of 2024. Net income attributable to common stockholders was $461.5 million for the third quarter of 2025, compared to net income attributable to common stockholders of $283.8 million for the same period in 2024, and Adjusted EBITDA was $832.7 million for the third quarter of 2025, compared to $807.5 million for the same period in 2024. Net income for the third quarter of 2025 and 2024 included a gain of $59.6 million and $5.3 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

Starting in 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth. In 2023, we also announced we would implement an absolute cap of 12,000 on the number of employees we have at our company, which we achieved in 2024, and plan to continue to operate below this cap through a combination of performance management, centralization of teams and functions to reduce duplication, and prioritization of our scope. From 2024 through the third quarter of 2025, we continued to make progress on cost efficiency goals, and we expect to continue these efforts. During the three and nine months ended September 30, 2025, we recorded $10.0 million and $79.5 million of severance and other expenses related to these efforts, respectively. We may continue to incur expenses, including additional restructuring costs, in the short term to implement our initiatives. We continue to realize benefits related to our focus on disciplined growth and cost efficiencies, and we expect to continue to benefit from these actions in future periods.

During the third quarter of 2025, we issued $2.2 billion in aggregate principal amount of senior unsecured notes comprised of $1.2 billion in aggregate principal amount of senior notes due 2030 ("2030 Senior Notes") and $1.0 billion in aggregate principal amount due 2033 ("2033 Senior Notes"). We ended the third quarter of 2025 with $10.5 billion in available liquidity, with $9.7 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. This represents a decrease of $234.2 million from our available liquidity as of December 31, 2024, primarily due to a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025 and $1.5 billion of share repurchases in 2025, partially offset by $2.2 billion cash received related to the 2030 Senior Notes and 2033 Senior Notes issued in the third quarter of 2025.

In October 2023, our board of directors authorized the repurchase of up to $1 billion of our Class A common stock. In July 2024, our board of directors authorized an increase to this share repurchase program to repurchase up to an additional $3 billion of our Class A common stock, for a total overall authorization of $4 billion. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of September 30, 2025, we have repurchased $2.9 billion of our Class A common stock under the program, of which $403.0 million was purchased in the third quarter of 2025.

Results of Operations

Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Transaction-based revenue	$1,873,477	$1,712,421	$161,056	9%	$5,241,606	$4,936,597	$305,009	6%
Subscription and services-based revenue	2,204,889	1,797,933	406,956	23%	6,148,466	5,268,120	880,346	17%
Hardware revenue	70,192	36,839	33,353	NM (i)	139,305	112,300	27,005	NM (i)
Bitcoin revenue	1,966,394	2,428,608	(462,214)	(19)%	6,411,828	7,771,475	(1,359,647)	(17)%
Total net revenue	$6,114,952	$5,975,801	$139,151	2%	$17,941,205	$18,088,492	$(147,287)	(1)%

(i) Not meaningful ("NM")

Total net revenue for the three months ended September 30, 2025 increased by $139.2 million, or 2%, compared to the three months ended September 30, 2024 and decreased by $147.3 million, or 1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Bitcoin revenue decreased by $462.2 million and $1.4 billion for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively. Excluding bitcoin revenue, total net revenue increased by $601.4 million, or 17%, and $1.2 billion, or 12%, in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively.

Transaction-based revenue for the three and nine months ended September 30, 2025 increased by $161.1 million, or 9%, and $305.0 million, or 6%, compared to the three and nine months ended September 30, 2024, respectively. Gross Payment Volume ("GPV") increased by 11% and 8% in the same periods, primarily due to growth in Square GPV, which was partially offset by a decrease in Cash App GPV. The growth in Square GPV of 12% and 10% for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, was driven by strength in food and beverage and retail sellers. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Subscription and services-based revenue for the three and nine months ended September 30, 2025 increased by $407.0 million, or 23%, and $880.3 million, or 17%, compared to the three and nine months ended September 30, 2024, respectively. This increase was primarily due to growth in Cash App's financial service-related products, including Cash App Borrow, Cash App Card usage, and Cash App Pay, as well as revenue from our BNPL platform. For the three and nine months ended September 30, 2025, Cash App Borrow revenue increased by $198.8 million and $369.1 million, respectively, as we continue to expand access to the product. Growth in Square's financial services-related products, primarily Square Loans, also contributed to the increase in revenue in the three and nine months ended September 30, 2025.

Bitcoin revenue for the three and nine months ended September 30, 2025 decreased by $462.2 million, or 19%, and $1.4 billion, or 17%, compared to the three and nine months ended September 30, 2024, respectively. As bitcoin revenue is the total sale amount of bitcoin to customers, the amount of bitcoin revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The decrease in the three and nine months ended September 30, 2025 was driven by a decrease in trading volume, partially offset by an increase in the average market price of bitcoin, compared to the three and nine months ended September 30, 2024. While bitcoin contributed 32% and 36% of the total revenue for the three and nine months ended September 30, 2025, respectively, gross profit generated from bitcoin was only 3% of the total gross profit for both the three and nine months ended September 30, 2025 as well as for both the three and nine months ended September 30, 2024.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Transaction-based costs	$1,141,900	$1,011,476	$130,424	13%	$3,111,750	$2,884,696	$227,054	8%
Subscription and services-based costs	299,554	271,286	28,268	10%	872,671	832,755	39,916	5%
Hardware costs	103,304	62,091	41,213	NM	232,386	181,185	51,201	NM
Bitcoin costs	1,894,767	2,364,077	(469,310)	(20)%	6,193,760	7,559,416	(1,365,656)	(18)%
Amortization of acquired technology assets	13,857	17,186	(3,329)	NM	42,935	52,802	(9,867)	NM
Total cost of revenue	$3,453,382	$3,726,116	$(272,734)	(7)%	$10,453,502	$11,510,854	$(1,057,352)	(9)%

Total cost of revenue for the three and nine months ended September 30, 2025 decreased by $272.7 million, or 7%, and $1.1 billion, or 9%, compared to the three and nine months ended September 30, 2024, respectively. Bitcoin costs of revenue, which decreased by $469.3 million and $1.4 billion for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, was the primary driver of the decrease in total cost of revenue. Excluding bitcoin costs of revenue, total cost of revenue increased by approximately $196.6 million, or 14%, and $308.3 million, or 8%, in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively, largely related to an increase in Square GPV.

Transaction-based costs for the three and nine months ended September 30, 2025 increased by $130.4 million, or 13%, and $227.1 million, or 8%, compared to the three and nine months ended September 30, 2024, respectively. While the increase in transaction-based costs was largely in line with GPV growth of 11% and 8% in the same periods, these costs exceeded GPV growth during the three months ended September 30, 2025 due to an increase in credit card transactions that have a higher cost per transaction as compared to debit card transactions. For the nine months ended September 30, 2025, the increase in transaction-based costs was partially offset by a processing vendor settlement of $20.4 million in the second quarter of 2025.

Subscription and services-based costs for the three and nine months ended September 30, 2025 increased by $28.3 million and $39.9 million, compared to the three and nine months ended September 30, 2024, respectively, primarily due to the growth in Cash App's financial services-related products, including Cash App Borrow and Cash App Card and related processing services. While subscription and services-based revenue increased by 23% and 17% for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, the costs of revenues increased by 10% and 5% for the same comparative periods. This gross margin expansion is due to more favorable gross margin economics in Cash App's financial services-related products.

Bitcoin costs for the three and nine months ended September 30, 2025 decreased by $469.3 million, or 20%, and $1.4 billion, or 18%, compared to the three and nine months ended September 30, 2024, respectively. Bitcoin costs are comprised of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Product development	$711,235	$710,983	$252	—%	$2,197,222	$2,144,720	$52,502	2%
% of total net revenue	12%	12%			12%	12%
% of total gross profit	27%	32%			29%	33%
Sales and marketing	$599,333	$511,755	$87,578	17%	$1,653,524	$1,463,202	$190,322	13%
% of total net revenue	10%	9%			9%	8%
% of total gross profit	23%	23%			22%	22%
General and administrative	$543,974	$475,855	$68,119	14%	$1,485,008	$1,420,683	$64,325	5%
% of total net revenue	9%	8%			8%	8%
% of total gross profit	20%	21%			20%	22%
Transaction, loan, and consumer receivable losses	$363,455	$192,062	$171,393	89%	$827,234	$549,603	$277,631	51%
% of total net revenue	6%	3%			5%	3%
% of total gross profit	14%	9%			11%	8%
Amortization of customer and other acquired intangible assets	$34,133	$36,021	$(1,888)	(5)%	$101,680	$120,116	$(18,436)	(15)%
% of total net revenue	1%	1%			1%	1%
% of total gross profit	1%	2%			1%	2%
Total operating expenses	$2,252,130	$1,926,676	$325,454	17%	$6,264,668	$5,698,324	$566,344	10%

Product development expenses were relatively flat for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, these expenses increased by $52.5 million, or 2%, compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the increase in expenses was driven by an increase in allocated facilities, human resources, and IT expenses of $30.1 million, personnel costs of $15.4 million arising from restructuring costs, including severance and other related expenses, as well as an increase of $13.3 million related to amortization of internally developed software, partially offset by reductions in cloud computing infrastructure fees.

Sales and marketing expenses increased by $87.6 million, or 17%, and $190.3 million, or 13%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively. The increase for the three and nine months ended September 30, 2025 was primarily driven by higher marketing and advertising costs of $91.4 million and $205.7 million, respectively, as we prioritize marketing investments to support the growth of Cash App and Square. Further, for the nine months ended September 30, 2025, personnel costs increased by $26.5 million, which were impacted by restructuring costs, including severance and other related expenses. These expenses were partially offset by higher expenses recognized in the three and nine months ended September 30, 2024, related to changes to certain contractual arrangements and inventory write-offs, that did not recur during the three and nine months ended September 30, 2025.

General and administrative expenses increased by $68.1 million, or 14%, and $64.3 million, or 5%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, respectively. The increase was primarily driven by higher personnel costs of $92.9 million and $79.5 million, respectively, and an increase in facilities and other expenses of $21.5 million and $27.8 million for the comparable periods. These expense increases resulted from an in-person company event held in the third quarter of 2025, as well as restructuring costs, including severance and other related expenses, recognized during the three and nine months ended September 30, 2025. In addition, the three and nine months ended September 30, 2024 included higher accrued expenses for estimated amounts in connection with certain litigation and regulatory matters that did not recur during the three and nine months ended September 30, 2025.

Transaction, loan, and consumer receivable losses increased by $171.4 million, or 89%, and $277.6 million, or 51%, for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, primarily due to an increase in loan losses of $158.8 million and $238.1 million, respectively, for the same periods. The increase in loan losses for the three and nine months ended September 30, 2025 was attributed to significant growth in loan volumes, particularly from Cash App Borrow, which increased 134% and 110%, respectively, compared to the three and nine months ended September 30, 2024, while loss rates remained stable. Additionally, beginning in the second quarter of 2025, Cash App Borrow, along with certain other loan products, are retained on our balance sheet and classified as held for investment, resulting in recognition of an allowance for potential uncollectible amounts.

Amortization of customer and other acquired intangible assets for the three and nine months ended September 30, 2025 decreased $1.9 million, or 5%, and $18.4 million, or 15%, compared to the three and nine months ended September 30, 2024, respectively, primarily due to the impairment of certain assets in the fourth quarter of 2024, which resulted in no related amortization in 2025. Refer to Note 8, Acquired Intangible Assets within Notes to the Condensed Consolidated Financial Statements for more details.

Interest Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense (income), net	$34,652	$13,811	$20,841	151%	$75,582	$(6,805)	$82,387	NM

Interest expense, net, of $34.7 million and $75.6 million for the three and nine months ended September 30, 2025, respectively, was primarily due to interest expense related to our 2032 Senior Notes issued in the second quarter of 2024 as well as our 2030 and 2033 Senior Notes issued in the third quarter of 2025, which more than offset interest income received on invested funds. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details. Interest expense, net, of $13.8 million and interest income, net, of $6.8 million for the three and nine months ended September 30, 2024, respectively, was primarily due to interest expense related to our 2032 Senior Notes issued in the second quarter of 2024, offset by interest income received on invested funds.

Remeasurement Loss (Gain) on Bitcoin Investment (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Remeasurement gain on bitcoin investment	$(59,588)	$(5,288)	$(54,300)	NM	$(178,402)	$(168,576)	$(9,826)	6%

Remeasurement gain on bitcoin investment of $59.6 million and $178.4 million for the three and nine months ended September 30, 2025, respectively, compared to gain on bitcoin investment of $5.3 million and $168.6 million for the three and nine months ended September 30, 2024, respectively, was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other income, net	$(167,150)	$(9,661)	$(157,489)	NM	$(162,103)	$(24,665)	$(137,438)	NM

Other income, net, of $167.2 million and $162.1 million for the three and nine months ended September 30, 2025, respectively, was primarily due to the revaluation of certain equity investments, partially offset by losses from the currency revaluation of intercompany loans. During the quarter ended September 30, 2025, one of the Company's investments closed on an additional financing round, which the Company assessed as an observable price change in an orderly transaction. The Company recorded a $171.6 million upward adjustment to the carrying value of this investment. Other income, net, of $9.7 million and $24.7 million for the three and nine months ended September 30, 2024, respectively, was primarily due to accretion on investments and foreign exchange rate impacts.

Segment Results

Square Results

The following table provides a summary of the revenue and gross profit for our Square segment for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Segment net revenue	$2,240,846	$2,001,737	$239,109	12%	$6,259,280	$5,711,265	$548,015	10%
Segment cost of revenue	1,223,186	1,069,381	153,805	14%	3,316,911	3,036,053	280,858	9%
Segment gross profit	$1,017,660	$932,356	$85,304	9%	$2,942,369	$2,675,212	$267,157	10%

Revenue

Revenue for the Square segment for the three and nine months ended September 30, 2025 increased by $239.1 million, or 12%, and $548.0 million, or 10%, compared to the three and nine months ended September 30, 2024, respectively. The increase was primarily due to the Square items referenced within our overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the three and nine months ended September 30, 2025 increased by $153.8 million, or 14%, and $280.9 million, or 9%, compared to the three and nine months ended September 30, 2024, respectively. The increase was primarily due to the Square items referenced within our overall cost of revenue discussion.

Cash App Results

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and nine months ended September 30, 2025 and September 30, 2024 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Segment net revenue	$3,799,501	$3,929,573	$(130,072)	(3)%	$11,523,445	$12,231,304	$(707,859)	(6)%
Segment cost of revenue	2,175,548	2,623,630	(448,082)	(17)%	7,019,041	8,367,890	(1,348,849)	(16)%
Segment gross profit	$1,623,953	$1,305,943	$318,010	24%	$4,504,404	$3,863,414	$640,990	17%

Revenue

Revenue for the Cash App segment for the three and nine months ended September 30, 2025 decreased by $130.1 million, or 3%, and $707.9 million, or 6%, compared to the three and nine months ended September 30, 2024, respectively. The decrease was driven by lower bitcoin revenue, partially offset by the Cash App items referenced within our overall revenue discussion. While bitcoin revenue contributed 52% and 56% of Cash App revenue for three and nine months ended September 30, 2025, respectively, gross profit generated from bitcoin was only 4% and 5% of Cash App gross profit for the three and nine months ended September 30, 2025, respectively.

Excluding $2.0 billion and $6.4 billion in bitcoin revenue for the three and nine months ended September 30, 2025, respectively, Cash App revenue increased by $332.8 million, or 22%, and $652.4 million, or 15%, compared to the three and nine months ended September 30, 2024, respectively.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and nine months ended September 30, 2025 decreased by $448.1 million, or 17%, and $1.3 billion, or 16%, compared to the three and nine months ended September 30, 2024, respectively. The decrease for the three and nine months ended September 30, 2025 was driven by lower bitcoin costs, partially offset by the other Cash App items referenced within our overall cost of revenue discussion. Excluding $1.9 billion and $6.2 billion in bitcoin cost of revenue for the three and nine months ended September 30, 2025, respectively, Cash App cost of revenue increased by $21.8 million, or 8%, and $17.4 million, or 2%, compared to the three and nine months ended September 30, 2024, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross Payment Volume (GPV) (in millions)	$69,283	$62,492	$192,695	$178,858
Adjusted Operating Income (in thousands)	$480,186	$443,518	$1,496,024	$1,206,900
Adjusted EBITDA (in thousands)	$832,662	$807,472	$2,536,878	$2,272,022
Adjusted Net Income Per Share:
Basic	$0.55	$0.55	$1.75	$1.52
Diluted	$0.54	$0.53	$1.72	$1.48

Change in Non-GAAP Financial Measures

Beginning in fiscal 2025, we revised our definition of Adjusted Net Income Per Share ("Adjusted EPS") to include share-based compensation. We believe this change provides a more comprehensive view of our operating performance and aligns with our non-GAAP measure of Adjusted Operating Income. Prior period amounts have been recast to reflect the updated presentation.

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

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; gain or loss from the remeasurement of our bitcoin investment; and tax effects of income tax benefits from deferred taxes, as applicable.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income	$409,440	$323,009	$1,223,035	$879,314
Amortization of acquired technology assets	13,857	17,186	42,935	52,802
Acquisition-related and integration costs	345	608	1,707	48,470
Contingencies, restructuring and other charges	20,752	66,694	114,407	99,561
Restructuring share-based compensation	1,659	—	12,260	6,637
Amortization of customer and other acquired intangible assets	34,133	36,021	101,680	120,116
Adjusted Operating Income	$480,186	$443,518	$1,496,024	$1,206,900

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$461,544	$283,754	$1,189,874	$951,027
Less: Net income (loss) attributable to noncontrolling interests	54	(2,618)	(1,220)	(9,199)
Net income	461,598	281,136	1,188,654	941,828
Share-based compensation expense	307,721	324,055	909,697	948,954
Restructuring share-based compensation expense	1,659	—	12,260	6,637
Depreciation and amortization	92,119	92,706	273,464	287,249
Acquisition-related and integration costs	345	608	1,707	48,470
Contingencies, restructuring and other charges	20,752	66,694	114,407	99,561
Interest expense (income), net	34,652	13,811	75,582	(6,805)
Remeasurement gain on bitcoin investment	(59,588)	(5,288)	(178,402)	(168,576)
Other income, net	(167,150)	(9,661)	(162,103)	(24,665)
Provision for income taxes	139,928	43,011	299,304	137,532
Loss on disposal of property and equipment	617	384	2,276	1,784
Acquired deferred revenue and cost adjustment	9	16	32	53
Adjusted EBITDA	$832,662	$807,472	$2,536,878	$2,272,022

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$461,544	$283,754	$1,189,874	$951,027
Less: Net income (loss) attributable to noncontrolling interests	54	(2,618)	(1,220)	(9,199)
Net income	461,598	281,136	1,188,654	941,828
Acquisition-related and integration costs	345	608	1,707	48,470
Contingencies, restructuring and other charges	20,752	66,694	114,407	99,561
Restructuring share-based compensation expense	1,659	—	12,260	6,637
Amortization of intangible assets	47,990	53,207	144,615	172,918
Amortization of debt discount and issuance costs	3,335	4,042	9,469	10,545
Loss (gain) on revaluation of equity investments	(171,126)	2,952	(172,582)	469
Remeasurement gain on bitcoin investment	(59,588)	(5,288)	(178,402)	(168,576)
Loss on disposal of property and equipment	617	384	2,276	1,784
Acquired deferred revenue and cost adjustment	9	16	32	53
Tax effect of income tax benefits from deferred tax assets	(8,909)	—	(61,509)	—
Tax effect of non-GAAP net income adjustments	39,933	(66,774)	15,100	(175,364)
Adjusted Net Income - basic	$336,615	$336,977	$1,076,027	$938,325
Cash interest expense on convertible notes	273	682	973	2,029
Adjusted Net Income - diluted	$336,888	$337,659	$1,077,000	$940,354

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	610,199	616,428	614,117	616,830
Diluted	621,658	632,760	625,256	635,419
Adjusted Net Income Per Share:
Basic	$0.55	$0.55	$1.75	$1.52
Diluted	$0.54	$0.53	$1.72	$1.48

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes, as reported	$139,928	$43,011	$299,304	$137,532
Tax effect of income tax benefits from deferred tax assets	8,909	—	61,509	—
Tax effect of non-GAAP net income adjustments	(39,933)	66,774	(15,100)	175,364
Adjusted provision for income taxes, non-GAAP	$108,904	$109,785	$345,713	$312,896
Non-GAAP effective tax rate	24%	25%	24%	25%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of September 30, 2025, we had approximately $10.5 billion in available liquidity, with $9.7 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. Additionally, we had $983.1 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program. As of September 30, 2025, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$8,335,934	$8,075,247
Short-term restricted cash (i)	731,590	902,478
Long-term restricted cash	73,786	69,915
Investments in short-term debt securities	370,772	403,426
Investments in long-term debt securities	176,784	471,977
Revolving credit facility	775,000	775,000
Total liquidity	$10,463,866	$10,698,043

(i) As of September 30, 2025, we have invested $96.6 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of September 30, 2025, we held approximately 8,780 bitcoins for long-term investment purposes ("bitcoin investment") with a fair value of $1.0 billion based on observable market prices, which is included within “Other non-current assets” on the condensed consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long-term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through "Remeasurement loss (gain) on bitcoin investment" within the condensed consolidated statements of operations. We purchased approximately 88 and 295 bitcoins with a cost basis of $10.2 million and $30.7 million during the three and nine months ended September 30, 2025, respectively, for investment purposes. We purchased approximately 152 and 325 bitcoins with a cost basis of $9.7 million and $21.1 million during the three and nine months ended September 30, 2024, respectively, for investment purposes. We did not sell any of our bitcoin investment during the three and nine months ended September 30, 2025 and September 30, 2024. We recognized gains of $59.6 million and $178.4 million from the remeasurement of our bitcoin investment during the three and nine months ended September 30, 2025, respectively. We recognized gains of $5.3 million and $168.6 million from the remeasurement of our bitcoin investment during the three and nine months ended September 30, 2024, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of September 30, 2025, we held $7.4 billion in aggregate principal amount of debt, comprised of $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.2 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2030 ("2030 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2033 ("2033 Senior Notes" and, together with the 2026 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

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

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.5 billion on a revolving basis, of which $501.0 million was drawn as of September 30, 2025. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the "Warehouse Special Purpose Entities (SPEs)") formed for the sole purpose of financing the origination of consumer receivables to partly fund our BNPL platform. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

Cash, Restricted Cash, and Working Capital

We believe that our existing cash and cash equivalents, investment in marketable debt securities, and availability under our line of credit will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, short-term debt repayments, shares repurchased through our share repurchase program, and planned capital expenditures for at least the next 12 months. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our Convertible Notes and Senior Notes; and we may do so in the future. However, such funding may not be available on terms acceptable to us or at all.

In the second quarter of 2025, we received an investment grade rating by Fitch Ratings, Inc. (BBB-). During 2024, we received non-investment grade ratings by S&P Global Ratings (BB+) and Moody's Corporation (Ba2). The ratings from Fitch Ratings, Inc., S&P Global Ratings, and Moody's Corporation were affirmed in the third quarter of 2025. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $731.6 million as of September 30, 2025 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $73.8 million as of September 30, 2025 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,958,714	$1,693,550
Net cash provided by (used in) investing activities	(671,814)	973,108
Net cash provided by (used in) financing activities	(652,901)	1,245,092
Effect of foreign exchange rate on cash and cash equivalents	80,515	13,600
Net increase in cash, cash equivalents, restricted cash, and customer funds	$714,514	$3,925,350

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, cash provided by operating activities was $2.0 billion, comprised of net income of $1.2 billion, adjusted for non-cash expenses of $1.9 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; and changes in deferred income taxes, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $835.0 million; bitcoin remeasurement of $178.4 million; revaluation of equity investments of $172.6 million; and net outflows related to changes in other assets and liabilities, including customers payable and settlements receivable, of $355.1 million due to the timing of period end.

For the nine months ended September 30, 2024, cash provided by operating activities was $1.7 billion, comprised of net income of $941.8 million, adjusted for non-cash expenses of $1.9 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; and depreciation and amortization, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $824.2 million; net outflows from loan products of $467.8 million; and bitcoin remeasurement of $168.6 million. Changes in other assets and liabilities, including settlements receivable and customers payable of $358.3 million contributed positively and was primarily due to the timing of period end.

Cash Flows from Investing Activities

Beginning in the second quarter of 2025, we began originating Cash App Borrow loans through Square Financial Services, which are classified as loans held for investment. Additionally, beginning July 1, 2025, Cash App Borrow loans and certain other customer loan products purchased from the industrial bank, along with customer loan products originated through Square Financial Services, are retained on the Company's balance sheet and classified as held for investment. Cash flows associated with these loans, including originations and principal repayments, are included within cash flows from investing activities.

For the nine months ended September 30, 2025, cash used in investing activities was $671.8 million, primarily due to net outflows of $2.0 billion primarily related to Cash App Borrow loans originated through Square Financial Services and the purchases of property and equipment of $113.8 million. These were partially offset by net inflows related to consumer receivables of $1.2 billion and net proceeds from investments of marketable securities of $334.4 million.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, cash used in financing activities was $652.9 million primarily due to $1.5 billion of share repurchases in the first three quarters of 2025; a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025; and net repayments under Warehouse Facilities borrowings of $1.0 billion. These were partially offset by approximately $2.2 billion of net proceeds related to the issuance of the 2030 and 2033 Senior Notes in the third quarter of 2025, increases in customer funds of $620.8 million and interest-bearing deposits of $81.2 million.

For the nine months ended September 30, 2024, cash provided by financing activities was $1.2 billion primarily due to approximately $2.0 billion of net proceeds related to the issuance of the 2032 Senior Notes in the second quarter of 2024, a change in customer funds of $763.4 million, and proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $88.1 million. These were partially offset by repurchases of common stock of $987.2 million as well as net repayments under Warehouse Facilities borrowings of $647.7 million.
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

There were no significant changes in our critical accounting estimates during the quarter ended September 30, 2025 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “Remeasurement loss (gain) on bitcoin investment” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of September 30, 2025, the fair value of our bitcoin investment included in other non-current assets was $1.0 billion, and for the three and nine months ended September 30, 2025, we recognized gains of $59.6 million and $178.4 million, respectively, from the remeasurement of our bitcoin investment.

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
•development and use of artificial intelligence ("AI"), including generative AI, in our products;
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

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Quarterly Report on Form 10-Q. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue and gross profit growth has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, conditions impacting their businesses, including the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are important to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time, has slowed in recent quarters, and may slow or decline in the future. A number of factors have affected and could negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers and that they adopt, changes to our systems, competitive offerings in the market, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, changes in the regulatory environment or regulations applicable to us, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

The growth of our business depends in part on our existing sellers and customers expanding their use of our products and services. If we are unable to increase broader use of our products and services, our growth may slow or stop, and our business may be materially and adversely affected. The growth of our business also depends on our ability to attract new sellers and customers, to encourage sellers and customers to use our products and services, and to introduce successful new products and services. We have invested and will continue to invest in our business in order to offer better or new features, products, and services and to adjust our product offerings to changing economic conditions, but if those features, products, services, and changes fail to be successful on the expected timeline or at all, our growth may slow or decline.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App and Square features that facilitate transactions in bitcoin by our customers and sellers each subject us to additional risks related to further developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. Actions taken by regulators, legislatures, and other government actors, including the current U.S. administration, in the cryptocurrency industry, may impact market demand for bitcoin and the supply and pricing for bitcoin. If the cryptocurrency environment deteriorates or improves based on these or other factors, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If demand increases sharply, either to buy or to sell bitcoin, we may not be able to fulfill that demand in a timely manner or at all, which could result in customer frustration or movement to other platforms. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of our product features that facilitate transactions in bitcoin, or other bitcoin-related products, which could adversely impact our results of operations. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

The development and use of AI in our products may result in reputational and competitive harm and could adversely impact our business.

We have incorporated and expect to continue to incorporate AI technologies, including generative AI and AI agents, into our products and technologies. Our use of AI depends on third-party large language models that we do not control, and these models may generate inaccurate, biased, or unexpected outputs that conflict with our business objectives or brand standards.

Consumer and societal attitudes toward AI are evolving and there is a risk that customers, regulators or the public may perceive AI technologies negatively. Concerns about automation, privacy, security, bias, transparency, flawed datasets, or other ethical considerations could reduce trust in our products and services or deter customer adoption of AI-enabled features in our products or services. Our customers and sellers may become increasingly reliant on AI outputs in our products and services when making financial or operational decisions. If such AI outputs are, or are perceived to be, inaccurate, biased, or otherwise flawed, we could face reputational harm, regulatory scrutiny, or liability claims, any of which could materially and adversely affect our business, financial condition, and operating results.

Our ability to develop and deploy AI features depends on the availability and pricing of third-party AI models, tools, and technical infrastructure, and increases in such costs or constraints on availability could adversely affect our ability to scale and our business. Further, evolving and inconsistent legal frameworks governing AI across different jurisdictions, such as the EU AI Act, other international regimes, and emerging U.S. state regulations may create conflicting compliance obligations, all of which may impose additional costs on us, increase our risk of liability and fines, and may require us to modify, limit, or withdraw certain AI-enabled products or services in particular markets, and adversely affect our ability to scale globally.

Our AI initiatives may not improve efficiency, performance, or profitability as expected, and may underperform or fail entirely due to technological limitations, regulatory requirements, or other factors. If our investments in AI do not produce expected benefits, our operating results and long-term growth could be materially and adversely affected.

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

•economic and political instability and other geopolitical risks.

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

Revenue generated by our loan products such as Square Loans, as well as Cash App Borrow, and our BNPL products depends on our ability to recoup the loan amount. Loan products are generally unsecured obligations of our borrowers, and they are not guaranteed or insured in any way. Although we rely on technology to assess repayment capability for these loan products, there can be no guarantee that such processes will always accurately predict repayments. If our underwriting processes fail to adequately capture risks or otherwise miscalculate repayment ability, we may experience higher levels of delinquencies, default and credit losses. As we expand into new products, customer segments, and geographies, or as inflation, economic downturns, or market volatility increases repayment failures, our ability to appropriately evaluate and manage credit risk may be further challenged, which could negatively impact our business, results of operations, and financial condition. If consumers who have purchased products or services using our BNPL platform do not receive the products or services, they may also cease payment on their outstanding balances or request a refund on previous payments, and our business may be negatively impacted. If a merchant ceases its operations, closes some or all of its locations, or fails to deliver goods or services to our BNPL customers, the merchant may not be able to reimburse us for chargebacks or refunds or may not be able to repay the funds we have advanced to them, all of which could result in higher charge-off rates than anticipated.

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

Our software, hardware, systems, and processes may contain undetected errors or vulnerabilities that could have a material adverse effect on our business, particularly to the extent such errors or vulnerabilities are not detected and remedied quickly. We have from time to time found defects and errors in our customer-facing software and hardware, internal systems, external facing communications, manual processes, and technical integrations with third-party systems, including as a result of ordinary course updates to our software and systems, and new errors or vulnerabilities may be introduced in the future. From time to time, such errors or defects in our software, hardware, systems, or external facing communications, including as a result of human errors, have negatively impacted our customers’ experience with us and led to negative publicity and harm to our brand and reputation. In connection with any such defects or errors, we may also face government inquiries or investigations, claims and litigation, and we may incur additional costs or expenses to remediate the issues. Additionally, we rely on a limited number of component and product suppliers located outside of the U.S. to manufacture our products. As a result, our direct control over production and distribution is limited, and it is uncertain what effect such diminished control will have on the quality of our products. Any defects in our hardware products could result in negative publicity, investigations, and litigation, and we may not be fully compensated by our suppliers for any financial or other liability that we suffer as a result. As our hardware and software services continue to increase in size and complexity, and as we integrate new, acquired subsidiaries with different technology stacks and practices, these risks may correspondingly increase as well.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud, bad actors, or illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions and bad actors can also expose us to governmental and regulatory enforcement actions, which may impair or otherwise limit our ability to operate or provide certain services, products, or features and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at us and our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services or products to new or different cohorts of customers, including online payment acceptance and expanded methods of instantly moving money, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, certain Cash App functions are available to customers between the ages of 13 through 17 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

Our technologies or features may be licensed under commercial, non-commercial, or open-source terms to third parties for use in their own products and services. Despite implementing technical safeguards and contractual restrictions, we have limited visibility into how such technologies or features are used, and any misuse for harmful, illegal, or competitive purposes could expose us to reputational, financial, or legal harm.

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

If we do not continue to maintain and improve our operational, financial, and other internal controls and systems to manage growth effectively, our business could be harmed.

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

Many of the key components in our hardware products are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.

Many of the key components used to manufacture our hardware products, such as the custom parts of our magstripe reader, come from limited or single sources of supply. Due to our reliance on the components or products produced by third-party suppliers, we are subject to the risk of shortages and long lead times or other disruptions in the supply of certain components or products. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, the occurrence of a contagious disease or illness, component or material shortages, cost increases, acquisitions, insolvency, bankruptcy, business shutdowns, trade restrictions, changes in legal or regulatory requirements, or other similar problems. In addition, if we underestimate or overestimate demand for a particular product, our contract manufacturers and suppliers may not be able to deliver sufficient quantities of that product to meet our requirements, or we may carry excess inventory, all of which could adversely affect our business.

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

Our credit agreement contains affirmative and negative covenants, including customary limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on dividends and stock repurchases. The indentures pursuant to which our 2026 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, 2032 Senior Notes, and 2033 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit agreement or our Senior Notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit agreement, our Senior Notes, our other outstanding indebtedness, including our 2026 Convertible Notes and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable or may prevent us from borrowing under our credit agreement.

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

As of September 30, 2025, we had $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, $1.2 billion outstanding aggregate principal amount of 2030 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2033 Senior Notes.

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

The manner in which we account for our bitcoin under applicable accounting rules has changed. Prior to our adoption of Accounting Standards Update 2023-08, "Accounting for and Disclosure of Crypto Assets", which added Subtopic Accounting Standards Codification 350-60, “Intangibles - Goodwill and Other - Crypto Asset”, to the accounting standards codification (“ASU 2023-08”), our bitcoin was accounted for as an indefinite-lived intangible asset and for each reporting period, we were required to evaluate our bitcoin for impairment and record impairment losses if the fair value decreased below the carrying value during the assessed period. Since impairment losses for our bitcoin investment could not be recovered for any subsequent increases in fair value until the asset was sold, our operating results were adversely affected in any period in which such impairment occurred. Upon adoption of ASU 2023-08, we remeasured our bitcoin investment to its fair value as of January 1, 2023, resulting in an adjustment to our accumulated deficit. We will continue to remeasure our bitcoin investment at the end of each reporting period with changes recognized in our consolidated statements of operations. Accordingly, fluctuations in the market value of bitcoin in any quarter may cause fluctuations in our financial results. If there are future changes in applicable accounting rules that require us to change the manner in which we account for our bitcoin investment, there could be a material and adverse effect on our financial results and the market price of our Class A common stock.

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

We are subject to income taxes and non-income taxes in the United States and other countries in which we transact or conduct business, and such laws and rates vary by jurisdiction. We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities have in the past disagreed, and may in the future disagree, with tax positions we take, and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. For example, in June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") finalized its audit and issued an assessment of San Francisco’s gross receipts tax, including interest and penalties, following its gross receipt tax audit for fiscal years 2020, 2021 and 2022. The Tax Collector has asserted that incremental taxes are owed on a portion of the receipts generated by us related to sales of bitcoin. We strongly disagree with the Tax Collector’s assessment and plan to vigorously pursue all available remedies. In January 2025, the Tax Collector rejected our request for redetermination, and in January 2025 we paid the assessed amount of $71.4 million. In May 2025, the Tax Collector notified us that it had initiated a gross receipt tax audit for fiscal years 2023 and 2024. In June 2025 we filed a claim for refund for fiscal years 2020, 2021 and 2022. In September 2025, we received a Notice of Deficiency from the Tax Collector for fiscal years 2023 and 2024 reflecting an assessment of $42.7 million, including tax, penalties and interest, which we paid in October 2025. In October 2025, we submitted our request for redetermination for fiscal years 2023 and 2024. The Tax Collector may also challenge our gross receipts tax position going forward. In addition, we currently are, and expect to continue to be, subject to numerous federal, state, local and foreign tax audits relating to transfer pricing, income, sales and use, gross receipts, franchise, value-added (“VAT”), and other tax liabilities. While we have established reserves based on assumptions and estimates that we believe are reasonably sufficient to cover such eventualities, any adverse outcome of such a review or audit could have an adverse impact on our financial position and results of operations if the reserves prove to be insufficient.

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

Our income tax obligations are based on our corporate operating structure, including the manner in which we develop, value, and use our intellectual property and the scope of our international operations. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements. Additionally, tax authorities at the international, federal, state, and local levels are currently reviewing the appropriate tax treatment of companies engaged in internet commerce and financial technology and attempting to broaden the classification and definitions of activities subject to taxation. For example, some jurisdictions have begun to broaden the definition of internet hosting, data processing, telecommunications, and other services to capture additional types of activities, which could affect our financial position and results of operations. In particular, it is possible that tax authorities at the international, federal, state, and local levels may attempt to regulate our transactions or levy new or revised sales and use taxes, gross receipts, franchise, VAT, digital services taxes, digital advertising taxes, income taxes, loan taxes, streaming taxes, or other taxes relating to our activities, which would likely increase the cost of doing business. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Proposed or enacted laws regarding tax compliance obligations could require us to make changes to our infrastructure or increase our compliance obligation. Any of these events could have an adverse effect on our business and results of operations. Moreover, an increasing number of states, the U.S. federal government, and certain foreign jurisdictions have considered or adopted laws or administrative practices that impose obligations for on-demand and streaming services, online marketplaces, payment service providers and other intermediaries. These obligations may deem parties, such as us, to be the legal agent of merchants and therefore may require us to collect and remit taxes on the merchants' behalf and take on additional reporting and record-keeping obligations. For example, the American Rescue Plan Act of 2021 requires businesses that process payments to report payments for goods and services on Form 1099-K when those transactions total more than $600 in a year for a given seller, which reporting requirement applies to Square and Cash App for Business accounts. However, the IRS had delayed the $600 threshold for 2023 and prior tax years and affected businesses are only required to send out Forms 1099-K to taxpayers who receive over $20,000 and have over 200 transactions in those years. According to IRS guidance released in 2024, the threshold for reporting is $5,000 for 2024, $2,500 for 2025, and $600 for 2026. As of July 2025, the OBBB Act permanently revised the reporting threshold to $20,000 and 200 transactions, effective for tax year 2025 and all subsequent years. Any failure by us to prepare for and to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions, and harm our business.

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

As of September 30, 2025, our deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 13, Income Taxes within Notes to the Condensed Consolidated Financial Statements for further details.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, FinCEN, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice ("DOJ") and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as state money transmission license regulators and virtual currency regulators. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans. In addition, certain regulators have imposed and in the future may impose additional requirements on our business as a condition for obtaining or maintaining permits, licenses or rights to conduct our business, including conditions under any settlements and consent orders with regulators, that restrict our business or our ability to take certain actions. If we fail to comply with the terms of such permits, licenses or other requirements, we could face regulatory or other enforcement actions, penalties or we may not be able to continue operating our business in the same manner.

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

For example, Cash App includes a feature that permits our customers to buy and sell bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, we may not be able to prevent all such transactions, and there can be no guarantee that our measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and digital asset platforms is an evolving area, and we could become subject to additional legislation or regulation in the future, or we might not be able to continue operating our product features that facilitate transactions in bitcoin, at least in current form. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, reputational harm, and other consequences. Further, we may need to make other changes to our business operations, our products or our services as a result of changes in laws, regulations, standards, or decisions made by governing or regulatory authorities, all of which could cause the price of our Class A common stock to decrease.

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

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the EU’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. In the U.K., the Data Protection Act and legislation referred to as the U.K. GDPR substantially enact the GDPR into U.K. law and provide for similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). We use similar mechanisms approved by the U.K. Information Commissioner’s Office when transferring personal data from the UK to other jurisdictions. On July 16, 2020, the Court of Justice of the European Union issued a decision imposing additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. In the U.K., personal data generally may be transferred from the EU to the U.K. without restriction pursuant to an adequacy decision issued by the European Commission under the GDPR and the Law Enforcement Directive, subject to a four-year “sunset” period that expires in 2025, after which the European Commission’s adequacy decision may be renewed. The European Commission may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, particularly in light of recent updates to UK data protection law under the Data (Use and Access) Act 2025 ("DUAA"). The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Moreover, the EU’s evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures in the future that could directly impact our use of such technologies or lead to significant penalties for non-compliance. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was amended by the California Privacy Rights Act, which was passed in November 2020 and became effective on January 1, 2023. The CCPA, as amended, imposes stringent data privacy and data protection requirements relating to personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. Aspects of the interpretation and enforcement of the CCPA remain unclear. More generally, privacy, data protection, and information security continue to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. Moreover, several states in the U.S. are now contemplating new regulatory frameworks specific to the privacy of individuals under 18 years of age. At the same time, the U.S. federal government continues to discuss comprehensive federal privacy legislation, which may substantially increase our compliance obligations. Additionally, the U.S. Department of Justice has issued final rules, effective April 8, 2025, that prohibit and restrict certain access to U.S. bulk sensitive personal data and U.S. government-related data by designated countries of concern. The effects of recently proposed or enacted laws and regulation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, variances in these laws and regulations or their interpretations may increase our compliance costs.

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

We have obtained licenses to operate as a money transmitter (including the transmission of monetary value in the form of virtual currencies) in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed money transmitter, we are subject to obligations and restrictions including with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state and federal regulatory agencies concerning those aspects of our business considered money transmission. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission, are matters of regulatory interpretation and could change over time. Our state money transmission license regulators also frequently collaborate on their examinations of our business. We have and continue to work with them on any concerns they raise. In the past, we have been subject to, and may in the future be subject to, fines and other penalties by such regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. For example, in January 2025, we entered into a settlement agreement and consent order with various state money transmission license regulators related to aspects of our Bank Secrecy Act/anti-money laundering program. Failure to take required corrective actions may result in further exposure to state action. Any examinations and investigations by state regulators could result in liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business or offering certain products or services in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.

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

Our subsidiary Cash App Investing facilitates transactions in shares and fractionalized shares of publicly-traded stock and exchange-traded funds by users of our Cash App through a third-party carrying broker-dealer. Cash App Investing is registered with the SEC as a broker-dealer under the Exchange Act and is a member of FINRA. Therefore, Cash App Investing is subject to regulation, examination, and supervision by the SEC, FINRA, and state securities regulators. The regulations applicable to broker-dealers cover all aspects of the securities business, including sales practices, use and safekeeping of clients’ funds and securities, capital adequacy, record-keeping, and the conduct and qualification of officers, employees, and independent contractors. As part of the regulatory process, broker-dealers are subject to periodic examinations by their regulators, the purpose of which is to determine compliance with securities laws and regulations, and from time to time may be subject to additional routine and for-cause examinations. It is not uncommon for regulators to assert, upon completion of an examination, that the broker-dealer being examined has violated certain of these rules and regulations. Depending on the nature and extent of the violations, the broker-dealer may be required to pay a fine and/or be subject to other forms of disciplinary and corrective action. Additionally, the adverse publicity arising from the imposition of sanctions could harm our reputation and cause us to lose existing customers or fail to gain new customers.

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

Cash App Investing has adopted, and regularly reviews and updates, various policies, controls, and procedures designed for compliance with Cash App Investing’s regulatory obligations. However, appropriately addressing Cash App Investing’s regulatory obligations is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to appropriately address them. Failure to adhere to these policies and procedures may also result in regulatory sanctions or litigation against us. Cash App Investing also relies on various third parties to provide services, including handling and executing customer orders, and failure of these third parties to adequately perform these services may negatively impact customer experience, product performance, and our reputation and may also result in regulatory sanctions or litigation against us or Cash App Investing.

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

Our subsidiary Cash App Investing is subject to the net capital requirements of the SEC and FINRA. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA, and ultimately may require its liquidation. Currently, Cash App Investing has relatively low net capital requirements, because it does not hold customer funds or securities, but instead introduces customers and directs transactions to third-party carrying broker-dealers. However, a change in the net capital rules, a change in how Cash App Investing handles or holds customer assets, or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements could have adverse effects. Finally, because Cash App Investing is subject to such net capital requirements, we may be required to provide additional capital into Cash App Investing from time to time and as such, we may have liability and/or our larger business may be affected by any of these outcomes.

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

We routinely apply for patents in the U.S. and internationally to protect innovative ideas in our technology, but we may not always be successful in obtaining patent grants from these applications. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. In some cases, our commitments to transparency regarding the circumstances in which we will enforce our intellectual property rights may limit our ability to pursue certain claims or deter misuse of our intellectual property. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks. Unauthorized disclosure or use of our intellectual property rights may also occur if third parties were to breach the licensing terms under which certain of our innovations are offered broadly, including under open source licenses. Furthermore, the growing use of generative AI presents an increased risk of unintentional and/or unauthorized disclosure or use of our intellectual property rights. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of September 30, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The following table summarizes the share repurchase activity for the three months ended September 30, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share(i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	1,183	$72.59	1,183	$1,449,475
August 1, 2025 - August 31, 2025	1,859	$77.66	1,859	$1,305,102
September 1, 2025 - September 30, 2025	2,298	$75.19	2,298	$1,132,320
Total	5,340		5,340
(i) Average price paid per share for open market purchases includes broker commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended September 30, 2025, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, that are each intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:

Name and Title	Action	Date of Adoption or Termination	Expiration Date	Maximum Aggregate Number of Class A Shares to be Sold
Owen Britton Jennings Business Lead	Adoption	September 2, 2025	March 2, 2027, or earlier if all transactions are completed	109,146*

    * In addition to these shares, Mr. Jennings’ Rule 10b5-1 trading arrangement also contemplates the sale of shares acquired through our Employee Stock Purchase Plan, which number cannot be determined at this time.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1	Indenture, dated as of August 18, 2025, by and between Block, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (5.625% Senior Notes due 2030).	8-K	001-37622	4.1	August 18, 2025
4.2	Form of 5.625% Senior Note due 2030 (included in Exhibit 4.1).	8-K	001-37622	4.2	August 18, 2025
4.3	Indenture, dated as of August 18, 2025 by and between Block, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (6.000% Senior Notes due 2033).	8-K	001-37622	4.3	August 18, 2025
4.4	Form of 6.000% Senior Note due 2033 (included in Exhibit 4.3).	8-K	001-37622	4.4	August 18, 2025
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

BLOCK, INC.

Date:	November 6, 2025	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)