Form 10-K
period 2025-12-31
Block, Inc.
filed 2026-02-26
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on June 30, 2025 as reported by the New York Stock Exchange on such date was approximately $39.4 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 20, 2026, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 539,103 and 59,993, respectively.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.
1 We have adopted a distributed work model and, therefore, have no formal headquarters. This address represents our "principal executive office," which we are required to identify under Securities and Exchange Commission rules.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our future financial and operating performance, our expectations regarding transaction and loan losses, the adequacy of our allowance for credit losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, including our ability and timing to integrate artificial intelligence and cryptocurrency features into our business and products, the expected benefits of artificial intelligence (“AI”) tools to our employees, to our customers, to the pace of our innovation and to our overall business, the expected benefits of our products to our customers and the impact of our products on our business, our expectations regarding product launches, trends in our markets and the continuation of such trends, our expectations related to our recently announced workforce reduction and anticipated costs, impact, risks and benefits of such action, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters, the adequacy of reserves for such matters and the impact of any such matters or settlements thereof on our business, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

PART I
ITEM 1. BUSINESS

Our Purpose

At Block, Inc. (together with its subsidiaries, "Block" or "we"), we are building technology that enables people and businesses to participate more fully in the economy. Our purpose is economic empowerment, helping individuals and businesses manage, move, and grow their money through simple and connected tools.

Our Ecosystems

Block designs and operates connected ecosystems that integrate commerce solutions, financial services, software, hardware, and networks to serve individuals and small businesses, primarily through Cash App's consumer network and Square's business ("seller") network. Our platform integrates payments, banking, lending, and commerce solutions designed to provide secure, reliable, and scalable financial infrastructure. We apply data, automation, and AI to improve the speed, accuracy, and usability of our products.

Our ecosystem strategy connects these capabilities across both sellers and consumers. The ecosystems share common infrastructure for payments processing, risk management, identity, and data, allowing customers to access multiple products across a connected platform. We continue to invest in capabilities that enhance interoperability and efficiency, including embedded financial services, automation, and open protocols such as Bitcoin.

Square Ecosystem

We started Block with the Square ecosystem in February 2009 to enable businesses to accept card payments, a critical capability that had previously been inaccessible to many businesses. As our company grew, we recognized that sellers need a broad set of integrated solutions to operate efficiently and competitively. We saw how we could apply our strength in technology and innovation to help sellers. We have since expanded Square into a comprehensive commerce ecosystem that provides more than 30 distinct products and services to help our sellers start, run, and grow their businesses. We combine commerce solutions, financial services, and bitcoin capabilities to create products and services that are cohesive, fast, self-serve, and elegant. These attributes differentiate Square in a fragmented industry that traditionally forced sellers to stitch together products and services from multiple vendors, and often rely on inefficient non-digital processes and tools. Our ability to add new sellers efficiently, help them grow their business, and cross-sell our products and services has historically contributed to our growth.

Cash App Ecosystem

Cash App provides an ecosystem of financial products and services to help consumers manage their money. Cash App’s mission is to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible. While Cash App started with the single ability to send and receive money, it now provides an ecosystem of commerce solutions, financial services, and Bitcoin capabilities focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, buy now, pay later ("BNPL"), borrow, or save their money with Cash App. Similar to our Square ecosystem, we believe the aggregation of these products into one app differentiates Cash App from competitors and provides greater utility for customers, allowing Cash App to build retentive relationships with its customers. Over time, with its bank partners, Cash App is aiming to become one of the top providers of banking services to households in the United States that earn up to $150,000 per year.

TIDAL Ecosystem

TIDAL expands our purpose of economic empowerment to artists. TIDAL is a global platform for musicians and their fans that uses unique content, experiences, and features to bring fans closer to artists and to provide artists with tools to succeed as entrepreneurs. TIDAL offers an extensive catalog of more than 250 million songs and 1,000,000 high-quality videos. TIDAL has a global presence with listeners in more than 60 countries and relationships with nearly 300 labels and distributors.

Bitcoin Ecosystem

Our bitcoin ecosystem includes our bitcoin hardware projects, which include Bitkey, which is a self-custody bitcoin wallet, Proto, which is a bitcoin mining system, as well as Spiral, an independent team focused on contributing to bitcoin open source work. We believe our bitcoin ecosystem can help address inefficiencies in the current financial system, especially with respect to identity and trust. Through our bitcoin initiatives, we are developing open hardware, self-custody tools, and decentralized technologies that enable individuals to securely own and verify their digital assets, reinforcing user control and trust without reliance on traditional financial intermediaries.

Our Segments and Revenue Categories

Our two reportable segments are Square and Cash App, which reflects our two primary ecosystems and the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. Historically, we reported revenue by category, including transaction-based revenue, subscription and services-based revenue, hardware revenue, and bitcoin revenue. These categories represented the primary sources of revenue within our Square and Cash App ecosystems.

We have realigned our revenue categories to better reflect the evolution of our company. Since our initial public offering, we have grown from a payments-focused platform into a broader ecosystem that includes loan products through financial services and bitcoin-related offerings. These businesses are integral to our operations and illustrate the expanded scope of our company today. As a result, we identified three reportable revenue categories: Commerce Enablement, Financial Solutions, and the Bitcoin Ecosystem.

•Commerce Enablement empowers sellers and consumers to transact across our ecosystems. It primarily includes Square payments, software, and hardware, Cash App Card, Cash App Pay, our BNPL products, and Cash App Business. Commerce Enablement also includes TIDAL streaming and artist tools, which extend our commerce capabilities to creators.

•Financial Solutions provides banking, lending, and money management products for individuals and businesses. This primarily includes Cash App Borrow, Instant Deposit, Interest Income, Paper Money Deposits, ATM, and brokerage services, as well as Square Loans, Savings, Balances, and Square Card. Financial Solutions enables customers to access, manage, and grow their money.

•Bitcoin Ecosystem encompasses our consumer and business bitcoin products, including bitcoin buy/sell functionality in Cash App, Square Bitcoin, Proto, and Bitkey. This ecosystem reflects our efforts to make bitcoin accessible, secure, and integrated into everyday financial activity through the development of open financial infrastructure.

These revenue categories reflect how we see our business today. Each revenue category represents a distinct driver of growth and profitability within our business and is supported by shared infrastructure, including our automation and artificial intelligence platform. Together, these revenue categories generated $10.4 billion in gross profit in 2025.

Our Customers

Our Square Sellers

Square sellers represent a diverse range of industries (including services, food-related, and retail businesses) and sizes, ranging from sole proprietors to multinational businesses. Square sellers span geographies, including the United States, Canada, Japan, Australia, the United Kingdom, Ireland, France, and Spain. We have also increasingly served mid-market sellers, which we define as sellers that generate more than $500,000 in annualized Square Gross Payment Volume (“Square GPV”), due to our ability to offer more flexible and complex solutions than traditional alternatives, as well as a growing product suite. For the years ended December 31, 2025, 2024, and 2023, none of our customers accounted for greater than 5% of Square GPV. We define Square GPV as the total dollar amount of all card and bank payments processed by sellers using Square, net of refunds.

In the year ended December 31, 2025, more than 4.5 million sellers used the Square ecosystem to make 5.9 billion individual sales transactions totaling $250 billion of Square GPV. These sales transactions originated from more than 800 million payment cards, across more than 300 million buyer profiles.

The charts below show the percentage mix of our Square GPV by seller industry and seller size for the year ended December 31, 2025:

Square GPV by Industry Chart

11%
Other
8%
Home and Repair
9%
Healthcare and Fitness
9%
Professional Services
10%
Beauty and Personal Care
35%
Food and Drink
17%
Retail

Square GPV Mix by Seller Size
<$125K
$125K-$500K
>$500K
35%
30%
35%
38%
29%
33%
40%
29%
31%
41%
29%
30%
44%
28%
28%
2021
2022
2023
2024
2025

Our Cash App Customers

As of December 2025, Cash App had 59 million monthly transacting actives across the United States. In 2025, Cash App was the number one finance app on Google Play and number three finance app on iOS based on downloads in the United States. Cash App has a diverse mix of customers and, in the United States, had monthly transacting actives in each of the 50 states and nearly every county as of December 2025.

In 2025, Cash App transacting actives brought $316 billion in inflows into Cash App. In the fourth quarter of 2025, our Cash App monthly transacting actives brought in an average of $1,410 of inflows during the quarter. A transacting active is a Cash App account that has at least one financial transaction using any product or service within Cash App during the specified period. Examples of transactions include sending or receiving a peer-to-peer payment, transferring money into or out of Cash App, making a purchase using Cash App Card, earning a dividend on a stock investment, and paying back a loan, among others. Certain of these accounts may share an alias identifier with one or more other transacting active accounts. This could represent, among other things, one customer with multiple accounts or multiple customers sharing one alias identifier (for example, families).

Cash App Annual Inflows
$180B
$204B
$249B
$284B
$316B
2021
2022
2023
2024
2025

Cash App Inflows Per Active
$1,022
$1,061
$1,149
$1,261
$1,410
Q4 2021
Q4 2022
Q4 2023
Q4 2024
Q4 2025

Cash App Monthly Transacting Actives
44M
51M
56M
57M
59M
Dec 2021
Dec 2022
Dec 2023
Dec 2024
Dec 2025

Our Products and Services

Square

Our Square ecosystem consists of more than 30 distinct commerce enablement and financial services products. Our products are designed to be self-serve and intuitive to make initial setup and new employee training fast and easy, although we also offer full-service setup and support. Our products are also flexible enough to serve the needs of both small, single location and large, complex multi-location sellers. Our products are integrated to create a seamless experience and enable a holistic view of sales, customers, employees, and finances. We supplement these first party capabilities with our open developer platform that enables integrations with third-party applications. We monetize these products primarily through our Commerce Enablement solutions, including payment processing, software, and hardware as well as through Financial Solutions, such as lending and banking services.

Our pricing and packaging model is intended to enhance product discovery, support increased software adoption and retention, and reflect our continued focus on maintaining simple and transparent pricing practices.

Strategic Priorities: Our focus for Square is reflected in three core pillars: Commerce, Automation, and Networks.

•Commerce: Square seeks to simplify selling for businesses of varying sizes by offering software, hardware, payments, and financial solutions delivered through a vertically integrated platform. These solutions are intended to support key seller workflows, including point-of-sale, ordering, inventory, staffing, and business management.

•Automation: We are focused on enabling growth by leveraging AI to increase productivity and outcomes for our sales and marketing, customer service, and engineering efforts, in addition to building features that help sellers grow their businesses. We aim to enhance seller efficiency by automating operational and financial tasks. Square’s AI-enabled tools are designed to reduce manual work, support sellers' decision-making, and enable sellers to manage their operations and finances more effectively, and give them time back.

•Networks: Our strategy includes strengthening local commerce ecosystems by enabling deeper connections among sellers, their customers, staff, and other sellers, and by leveraging Cash App’s network of monthly transacting actives to expand seller reach and support ecosystem engagement.

Commerce Enablement

Square's commerce enablement products include our payments, software, and hardware products, which together provide an integrated operating system for local commerce. These products enable sellers to accept payments, manage orders and inventory, engage customers, and operate their businesses across a range of industries and geographies.

•Square Payments capabilities enable sellers to accept card-present and card-not-present payments across in-person, online, mobile, and invoice-based channels. Square acts as both the merchant of record and payment service provider, settling funds with sellers and managing associated payment-related risk. Square generates payment processing fees on each completed transaction, which represent a significant component of Commerce Enablement revenue. As merchant of record, Square maintains contractual relationships with acquiring processors, card networks, and other providers of transaction-processing services. These arrangements often include commercial terms that are not typically available to sellers contracting independently with such providers.

•Square Software products enable sellers to manage point-of-sale operations, conduct commerce across in-person and online channels, and engage with their customers. These products are designed to simplify business management by integrating payment acceptance, order and inventory management, and customer engagement into a single platform.

In 2025, Square introduced a streamlined pricing and packaging framework consisting of three bundled tiers that combine software functionality with corresponding payment-processing rates. This structure is intended to simplify pricing, improve onboarding, and increase software adoption across the seller base. In addition to these tiers, we also offer custom pricing for larger sellers to meet their specific business needs.

Square Point of Sale is Square’s primary commerce application for sellers and provides a customizable point-of-sale solution that supports a broad range of business types and operational needs. Additional software capabilities, including online and remote payment solutions, enable sellers to synchronize inventory, orders, and customer data across sales channels, supporting omnichannel commerce.

Square also provides customer engagement and marketing tools that help sellers attract and retain buyers through loyalty and rewards programs, digital marketing campaigns, and gift card offerings. Operational tools, such as Square Team Management and Square Payroll, allow sellers to manage scheduling, performance, and payroll administration. These products integrate directly with Square’s commerce and financial services, providing sellers with a cohesive experience.

For developers and larger sellers, Square offers application programming interfaces and software development kits that extend Square’s commerce and payments functionality to custom applications and third-party systems, enabling deeper integration and expanding payment volume across channels.

•Square Hardware is custom-designed and can process all major card payment forms, including magnetic stripe, EMV chip, and NFC (contactless). Sellers are able to accept cards issued by Visa, Mastercard, American Express, Discover, JCB (in Japan), Interac Flash (in Canada), e-Money (in Japan), and eftpos (in Australia). Square hardware can be integrated with additional accessories such as cash drawers, receipt printers, scales, and barcode scanners to provide sellers with a comprehensive point-of-sale solution. Square's hardware portfolio includes the following:

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

•Square Handheld is a portable point-of-sale device that enables sellers to accept payments, manage orders, and perform back-of-house tasks through a single, integrated hardware solution.

Financial Solutions

Through our wholly-owned subsidiary bank, Square Financial Services, Inc. (“Square Financial Services”) and with our third-party bank partners, we offer a growing number of Financial Solutions products that make it easier for sellers to manage cash flow and get faster access to funds. These products include lending, deposits, savings, payment acceleration tools, and related financial services.

•Square Lending provides a platform of lending products to qualified Square sellers. Square Loans facilitates loans to qualified Square sellers through Square Financial Services. We are able to underwrite these loans by using our unique data set of the seller’s Square transactions to help facilitate loan underwriting and collections. Generally, loan repayment occurs automatically through a fixed percentage of every card transaction a seller takes. Loans are sized to be less than 20% of a seller's expected annual Square GPV and, by simply running their business, sellers historically have repaid their loans within ten months on average. We currently fund a majority of these loans from arrangements with institutional third-party investors who purchase these loans on a forward-flow basis, which mitigates our balance sheet and liquidity risk. Since its public launch in May 2014, Square Loans has facilitated more than 4.0 million loans and advances, representing more than $32.8 billion in principal amount loaned or advanced. We launched Square Credit Card in 2023 to provide another lending option to qualified Square sellers. We generate revenue from lending primarily through loan origination and servicing fees and from the sale of loans to third-party investors.

•Instant Transfer enables sellers to receive funds from their payments instantly or later that same day. Instant Transfer is an important tool for sellers that need faster access to their funds in order to better manage their cash flow or working capital. We generate revenue from per-transfer fees.

•Square Checking provides sellers with an account provided through our bank partner that is eligible for FDIC deposit insurance if certain conditions are met. Square Checking gives sellers instant access to their sales and the ability to immediately use those funds via a debit card (Square Card), withdraw funds from an ATM, or transfer funds via ACH. We earn revenue on eligible transactions primarily through debit card interchange.

•Square Savings is an FDIC-insured, interest earning business savings account at Square Financial Services, with no monthly fees or minimums to open or maintain, designed to make cash flow management easier for sellers. With Square Savings, sellers can put aside a portion of their sales in their savings account while also organizing their money within folders, streamlining the process of saving funds for specific goals and priorities, such as quarterly tax obligations. We earn interest income from funds held in these accounts.

Bitcoin Ecosystem

Square provides bitcoin functionality that enables eligible sellers in the United States to accept bitcoin as a form of payment. Sellers may accept bitcoin payments via the Lightning Network, a second-layer protocol built on the bitcoin blockchain that facilitates faster transactions with little to no fees. Sellers may elect to retain proceeds in bitcoin or automatically convert them into U.S. dollars. Additionally, Square allows sellers to acquire bitcoin by converting a portion of their daily card sales into bitcoin.

Cash App

With Cash App, we are building an ecosystem of financial products and services that helps consumers manage their money by making it more relatable, instantly available, and universally accessible. Cash App is primarily in the United States and has a diverse set of customers across demographics and regions. In addition, we offer BNPL products across the United States, Australia, Canada, New Zealand and the United Kingdom. We use our inflows framework to assess the performance of Cash App across transacting actives, inflows per active, and the monetization rate on inflows.

Customers can fund their Cash App accounts in a variety of ways, including by receiving money from another Cash App customer through the app’s core peer-to-peer transfer service, transferring money from a bank account, depositing mobile checks, adding physical cash at participating retailers, receiving a recurring paycheck by direct deposit, and through other channels. These funds can then be sent to another customer through the app, spent anywhere that accepts Visa cards or Cash App Pay, withdrawn from an ATM using the Cash App Card, invested in stocks or exchange-traded funds (“ETFs”), used to buy bitcoin, or transferred to a bank account (either instantly for a fee or for free in one to three days).

Strategic Priorities

Cash App is building the financial operating system for the next generation through four integrated capabilities: networks, commerce, banking, and bitcoin. Each capability addresses a distinct financial need while reinforcing the others through shared infrastructure and automation. Together, these capabilities connect people to their communities, help customers manage and spend their money, support saving and borrowing, and enable easy access to bitcoin. We measure progress through network density, engagement, and product adoption across each capability.

•Network: Cash App’s foundation is its customer networks that engage with each other through peer to peer functionality. We are focused on deepening relationships among individuals and their local communities through features that make transacting and sharing money simple and social. We are focused on expanding access by serving younger customers and families, and have made Cash App available to individuals aged 13 and older. Teens can use Cash App with parental oversight, allowing parents to set permissions, view activity, and maintain transparency over spending. We are also developing social and community-based features such as expanded profiles, pools, sharing and recommendations, and Neighborhoods, which help customers connect with people and businesses nearby. These features are designed to make Cash App a more interactive, social, and trusted financial network. Over time, this connected network supports local commerce and strengthens the relationship between Cash App and Square sellers.

•Commerce: Our commerce products help customers manage their spending. Cash App connects consumers and merchants through Pay Now products such as Cash App Card, Cash App Pay, and our BNPL products, enabling flexible and secure payments across online and in-person channels.

•Banking: Our banking initiatives aim to help customers save, invest, and borrow more effectively to drive customer value and deeper primary banking relationships with Cash App. Through Square Financial Services and with our third-party bank partners, we offer direct deposit and lending products. Cash App also offers higher savings yield, overdraft protection up to certain limits, free in-network ATM withdrawals and priority support for customers with Cash App Green. We continue to invest in new programs like Cash App Green, which are designed to deepen engagement with customers who use Cash App as their primary financial account by providing benefits to customers who meet certain deposit or spending thresholds.

•Bitcoin: Bitcoin is a key component of Cash App’s strategy to expand financial access. Customers can buy, sell, and send bitcoin directly within Cash App and use the Lightning Network to pay with bitcoin quickly and at low cost.

Commerce Enablement

Cash App’s Commerce Enablement products connect consumers and merchants through a broad range of Pay Now and Pay Later capabilities that help consumers manage everyday spending and make money movement fast and accessible. Together, these products represent a core component of Cash App’s strategy to build a connected financial platform for the next generation while strengthening engagement across the broader ecosystem.

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

•Cash App Pay is a simple, mobile-friendly way for Cash App customers to pay at merchants across online and in-person channels.

•Cash App Business allows businesses to accept payments for their business through Cash App for a fee, while allowing higher weekly limits and providing relevant tax reporting forms.

BNPL Products

Cash App and Afterpay offer a wide range of Pay Later capabilities that make purchasing more flexible and accessible for consumers. For merchants, these offerings are designed to improve conversion and increase average order values.

•Pay in 4: Through the use of our BNPL products, consumers can split their purchases into generally three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). We pay retail merchants the full order value up front (less a percentage fee) and assume the risk of non-payment from the consumer.

•Pay Monthly: We also offer the ability for consumers to pay for larger transaction sizes over a three-, six-, twelve-, or twenty-four-month period using a monthly payment option. The structure of the product includes no late fees and no compounding interest with a cap on total interest owed. Similar to Pay in 4, we pay retail merchants the full order value up front (less a percentage fee) and assume the risk of non-payment from the consumer.

•Advertising and affiliate: We generate hundreds of millions of leads each year for merchants and we have channeled this demand towards scaling an ads and affiliate program for our merchants: for affiliate relationships, we receive a commission when a consumer begins their shopping journey in the Afterpay App and makes a purchase. We may also receive digital advertising revenue based on clicks to a merchant site from the Afterpay App as well as flat fees for premium ad placements.

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

•Afterpay Post-Purchase: Allows eligible consumers to convert completed transactions into installment payments, extending Afterpay’s Pay Later functionality beyond the point of sale. We charge a flat finance fee depending on a customer’s state of residence.

Financial Solutions

Cash App’s Financial Solutions help customers better manage their financial lives with a suite of banking, lending, and investment tools. Through Square Financial Services and third-party bank partners, we offer a growing number of banking services that are designed to make it easier for customers to manage cash flow and provide them with fast access to funds.

•Cash App Borrow: Cash App Borrow provides eligible customers with access to short-term loans for a fixed fee, with repayment made through scheduled installments or as a percentage of amounts received into the customer’s Cash App account. Eligibility and loan terms are determined using proprietary underwriting models that incorporate customer transaction history and other data available within the Cash App ecosystem. Our underwriting framework leverages internally developed models informed by more than a decade of experience managing lending risk across Block, as well as millions of historical repayment outcomes and near real-time Cash App transaction data to assess and monitor credit risk. In 2025, the average Cash App Borrow loan was repaid in less than four weeks. In 2025, we also introduced Cash App Score, an internally developed credit scoring framework used to support underwriting decisions, credit limit management, portfolio monitoring, and product eligibility across our lending offerings. We expect our credit models and scoring infrastructure to support responsible borrowing and the disciplined expansion of access to credit within the Cash App ecosystem.

•Instant Deposit: Customers are able to instantly transfer funds from Cash App to a bank account for a fee. We believe our customer base values fast access to funds, and this speed is one example of how we differentiate our ecosystem.

•Peer-to-peer: Payments form the basis of our Community development pillar because customers engage in financial transactions with other members of the Cash App community. When customers use peer-to-peer, they are inviting their friends, family, and coworkers to download Cash App so that they can send each other money. Peer-to-peer becomes more useful for our customers as their communities expand, so our customers are naturally incentivized to bring more people into their networks. We offer the peer-to-peer service to our Cash App customers for free when a linked debit account is used to fund a transaction, as we consider peer-to-peer to be a marketing tool to encourage Cash App usage. We charge a fee to the sender when transactions are funded using a credit card, and a fee to the recipient if it is a business account.

•Direct deposit capabilities, in alliance with our bank partner and system processor, allow customers to receive their recurring paycheck, tax refund, or government disbursement into their Cash App account, which they can then use to send, spend, store, or invest.

•Savings allows customers to designate a separate savings balance, and easily set and track towards financial goals. Customers can add money to their savings balance using their Cash App balance, a linked debit card, or direct deposit through Round Ups on purchases with Cash App Card.

•Stock Brokerage: Customers can use Cash App to invest their funds for free in U.S. listed stocks and ETFs for as little as $1.

•Tax Preparation: Cash App Taxes provides a seamless, mobile-first solution for consumers to file their taxes for free.

Bitcoin Ecosystem

We have a simple bitcoin exchange and custody solution that provides customers with an on-ramp and off-ramp to buy and sell bitcoin with Cash App for as little as $1 and a custodial account to store it securely without needing to keep track of any private keys. Our solution offers features that allow customers to complete auto buys and custom limit orders, as well as direct deposit to auto-convert their paycheck into bitcoin and earn instant bitcoin rewards on Cash App Card purchases. We also allow U.S. actives to send and receive bitcoin to/from anyone with a compatible wallet via the Lightning Network.
Other

In addition to Cash App and Square, we operate other businesses that advance our purpose of economic empowerment, primarily through bitcoin innovation and infrastructure.

Bitcoin Ecosystem

•Bitkey: Bitkey is a self-custody bitcoin wallet that gives individuals secure control over their bitcoin without relying on third-party custodians. Bitkey combines a mobile application, a hardware device, and recovery options that balance accessibility with security. Bitkey supports customers globally and is designed to increase individual participation in the bitcoin network by simplifying self-custody.

•Proto: Proto designs mining systems and firmware in order to make the bitcoin network more decentralized, efficient, and accessible. Proto’s work includes the design of mining systems and open-source firmware that aim to lower barriers to entry for miners while promoting transparency in bitcoin mining.

•Open-Source and Network Initiatives: We also support Spiral, an independent team focused on contributing to open-source bitcoin development and ecosystem growth. Spiral’s efforts advance the scalability, security, and usability of the bitcoin protocol and related tools, benefiting the broader bitcoin community.

Sales and Marketing

Square

The Square ecosystem has a strong brand affinity among its sellers, which we believe strengthens the Square brand and helps drive efficient customer acquisition.

Direct marketing, online and offline, has also been an effective customer acquisition channel. These tactics include online search engine optimization and marketing, online display advertising, direct mail campaigns, direct response television advertising, mobile advertising, and affiliate and seller referral programs.

Our direct sales and account management teams also contribute to the acquisition and support of larger sellers. Historically, our sales team was primarily focused on converting inbound leads from interest generated through other acquisition channels, and in more recent years, we have built out an outbound sales team focused on outreach to new prospective sellers. In the fourth quarter of 2024, we began hiring a field sales team to focus exclusively on in-person seller outreach to further increase acquisition of larger sellers. In 2025, we continued expanding our field sales organization, which now has approximately 150 representatives. We intend to continue expanding our field sales presence in domestic and international markets.

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

In addition to direct channels, we work with third-party developers and other partners who offer our solutions to their customers. As of December 31, 2025, Square had more than 1,000 managed partners connected to its platform.

Cash App

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

We continued to increase the pace of product development to support customer acquisition and retention.

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

In our Square ecosystem, this technology platform enables us to capture and analyze billions of transactions per year and automate risk assessment for more than 99.95% of all transactions. Our Square hardware is designed and developed in-house, and we contract with third-party manufacturers for production.

Our Competition

Square

The markets in which our Square ecosystem operates are competitive and evolving. Our competitors range from large, well-established vendors to smaller, earlier-stage companies. We seek to differentiate ourselves from competitors primarily on the basis of our extensive commerce ecosystem and our focus on building remarkable products and services that are cohesive, fast, self-serve, and elegant. In addition, we differentiate ourselves by offering transparent pricing, no mandatory long-term contracts, and our ability to innovate and reshape the industries we operate in to expand access to traditionally unserved or underserved sellers. With respect to each of these factors, we believe that we compare favorably to our competitors. Competitors that overlap with certain functions and features that we provide include:

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

Cash App

Cash App competes with other companies in peer-to-peer payments, debit and prepaid cards, credit card rewards, stock trading, tax filing, digital wallet, bitcoin exchanges, BNPL providers, and shopping and consumer demand generation. Our competitors include money transfer apps, debit card offerings, brokerage firms, tax firms, financial technology apps, banks, and crypto trading services.

We compete primarily on our differentiated lifestyle brand, the breadth of our network, the range of products in our ecosystem, and the simplicity and quality of our customer experience. We invest in brand, design, and technology with an aim to keep our products fast and simple, while also improving and expanding our features.

Intellectual Property

We seek to protect our intellectual property rights by relying on a combination of federal, state, and common law rights in the United States and other countries, as well as on contractual measures. It is our practice to enter into confidentiality, non-disclosure, and invention assignment agreements with our employees and contractors, and into confidentiality and non-disclosure agreements with other third parties, in order to limit access to, and disclosure and use of, our confidential information and proprietary technology. In addition to these contractual measures, we also rely on a combination of trademarks, trade dress, domain names, copyrights, trade secrets, and patent rights to help protect our brand and our other intellectual property. Additionally, we regularly contribute software source code under open source and other permissive licenses and have made other technology we developed, such as AI agents, available under such licenses, and we include open source software in our products.

We have developed a patent program and strategy to identify, apply for, and secure patents for innovative aspects of our products, services, and technologies where appropriate. We also pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. We intend to file additional patent applications as we continue to innovate through our research and development efforts and to pursue additional patent protection to the extent we deem it beneficial and cost-effective, including acquiring patent assets or licensing patent rights from third parties. In addition, we participate in a number of industry organizations that facilitate patent pools or non-assertion commitments, such as the Cryptocurrency Open Patent Alliance that we co-founded, LOT Network, and Open Invention Network.

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

Bank Regulation

Our subsidiary, Square Financial Services, operates as a Utah-chartered industrial loan company governed by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). Deposit insurance is provided by the FDIC. Our partnerships with FDIC-insured financial institutions to offer certain banking products to customers also subject us to certain federal banking regulations.

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

Virtual Currency Regulation

We are subject to certain licensing and supervisory frameworks as a result of our virtual currency offerings, through which customers can buy, receive, hold and sell bitcoin, and transfer bitcoin. Square sellers can also receive bitcoin as a form of payment. We currently hold a New York State BitLicense and a Virtual Currency Business License in Louisiana. The laws and regulations applicable to virtual currency are evolving and subject to interpretation and change. Therefore, our current and future virtual currency services may be or become subject to additional licensing, regulatory requirements and oversight by other state and federal authorities.

Protection and Use of Information

We collect and use a wide variety of information for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our customers. This aspect of our business, including the collection, use, disclosure, and protection of the information we acquire from our own services as well as from third-party sources, is subject to laws and regulations in the United States, the European Union, and elsewhere. Accordingly, we publish our privacy notices and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. As our business continues to expand in the United States and worldwide, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us.

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

Seasonality

Historically, commerce enablement revenue for our Square ecosystem has been strongest in our fourth quarter and weakest in our first quarter, as our sellers typically generate additional GPV during the holiday season. Financial solutions and bitcoin ecosystem revenues generally demonstrate less seasonality than commerce enablement revenue.

Historically, our Cash App ecosystem has experienced improvements in revenue, gross profit, and inflows related to the distribution of government funds as customers have deposited more funds into Cash App during these times, including during the first quarter when U.S. tax refunds are typically distributed. Certain products within Cash App may also experience stronger fourth quarters and weaker first quarters, such as our BNPL products, which typically generates additional revenue and gross profit during the holiday season. Typical seasonality trends for the Cash App ecosystem are also impacted by bitcoin revenue, which is driven by customer demand and the current market price of bitcoin, and as such, may not be indicative of future performance and skew typical seasonality trends in the Cash App ecosystem.

Human Capital

Our employees are a driving force behind our purpose of economic empowerment. Attracting, developing, and retaining top talent remain a focus in the development of our human capital programs. As of December 31, 2025, we had 10,205 full-time employees worldwide with 2,472 full-time employees outside the US. We also engage temporary employees and consultants as needed to support our operations. In February 2026 we announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, we expect to reduce our current workforce by more than 40%. We expect that the execution of the Workforce Plan will be substantially complete by the end of the second quarter of fiscal 2026.

We have a purpose-driven culture, with a focus on employee input and well-being, which we believe enables us to attract and retain exceptional talent. We offer learning and development programs for all employees, including manager enablement offerings. Employees have the opportunity to actively voice their questions and thoughts through many internal channels, including our company townhall meetings. Our distributed work model means that we no longer have a designated headquarters location and, for the vast majority of roles, employees have the flexibility to work within or outside a Block office space. Our distributed work model has unlocked opportunities to hire and retain talent in more locations, as we can hire employees in locations where we do not have office space, and employees can continue to work for us if they need or want to relocate.

A key focus of our human capital management approach is our commitment to promoting inclusion and fairness in our workplace. We consider it a business requirement to build a company that reflects the customers and communities we serve. We have established company-wide manager expectations, including their responsibility to break down silos and hierarchy, maintain physiological safety and seek divergent perspectives. Across our employee programs, we have embedded policies and practices to ensure that hiring, promotion and compensation decisions are based on merit alone.

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

Corporate Information

Block was incorporated in Delaware in June 2009. In 2020, we adopted a distributed work model and we no longer have a designated headquarters location. Our principal executive office, which we are required to identify under SEC rules, is 1955 Broadway, Suite 600 Oakland, CA 94612. Our telephone number is (415) 375-3176. Our website is located at www.block.xyz, and our investor relations website is located at investors.block.xyz. The information contained in, or accessible through, our website (including any referenced reports or documents) is not part of or incorporated into, this Annual Report on Form 10-K.

We use various trademarks and trade names in our business, including “Block,” “Square,” “Cash App,” “Afterpay,” and "Proto," which we have registered in the United States and in various other countries. This Annual Report on Form 10-K also contains trademarks and trade names of other businesses that are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks we name in this Annual Report on Form 10-K.

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
•our recently announced workforce reduction and related reorganization, including the potential for increased reliance on proactive intelligence and artificial intelligence tools;
•our ability to maintain, protect, and enhance our brands;
•our efforts to expand our product portfolio and market reach;
•our ability to develop products and services to address the rapidly evolving market for commerce and financial services;
•competition in our markets and industry;
•risks related to disruptions in or negative perceptions of the cryptocurrency market;
•development and use of AI, including generative AI, in our products;
•any acquisitions, strategic investments, new businesses, joint ventures, divestitures, and other transactions that we may undertake;
•operating or expanding our business globally;
•risks related to the banking ecosystem, including through Square Financial Services, our bank partnerships, and FDIC and other regulatory obligations;
•risks related to our loan products such as repayments and general macroeconomic conditions; and
•risks related to our majority interest in TIDAL.

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
•any inability to secure financing on favorable terms, or at all;
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
•obligations and restrictions as a licensed money transmitter and virtual currency business;
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

Our rate of revenue and gross profit growth has slowed at times and may decline in the future, and it may slow or decline more quickly than we expect for a variety of reasons, including the risks described in this Annual Report on Form 10-K. Additionally, our rate of revenue and gross profit growth may vary between our reporting segments. For example, in recent periods our Cash App segment revenue and gross profit growth has varied and may continue to vary from the growth rate of our Square segment. Our sellers and customers have no obligation to continue to use our services, and we cannot assure you that they will. We generally do not have long-term contracts with our sellers and customers, and the difficulty and costs associated with switching to a competitor may not be significant for many of the services we offer. Our sellers’ activity with us may decrease for a variety of reasons, including sellers’ level of satisfaction with our products and services, our pricing and the pricing and quality of competing products or services, conditions impacting their businesses, including the effects of economic conditions, or reductions in the aggregate spending of our sellers’ customers. Growth in transacting actives on Cash App and customers’ level of engagement with our products and services on Cash App are important to our success and long-term financial performance. However, the growth rate of transacting actives has fluctuated over time and may slow or decline in the future. A number of factors have affected and could negatively affect Cash App customer growth, inflows, and engagement levels, including our ability to introduce new products and services that are compelling to our customers and that they adopt, changes to our systems, competitive offerings in the market, processes or other technical or operational requirements that impact how customers use or access our products and services, the impact on our network of other customers choosing whether to use Cash App, our decision to expand into or exit certain markets, technical or other problems that affect customer experience, failure to provide sufficient customer support, fraud and scams targeting Cash App customers, changes in the regulatory environment or regulations applicable to us, and harm to our reputation and brand. Further, certain events or programs, such as government stimulus programs may correlate with periods of significant growth, but such growth may not be sustainable. Additionally, the growth rate of Cash App revenue may be distorted by the prices of bitcoin, as bitcoin revenue may increase or decrease due to changes in the price of, and demand for, bitcoin and may not correlate to customer or engagement growth rates.

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

We have generated significant net losses in the past, and we intend to continue to invest in our business. Thus, our profitability may decline.

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

From time to time, we have made and we may in the future make decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long-term. For example, we have implemented, and may in the future implement, expense cuts and reductions in the size of our workforce to, among other things, align our cost structure with our business and longer term strategies. In February 2026 we announced a workforce reduction restructuring plan designed to better align our organizational structure with our operating model and strategic priorities. We expect these actions and decisions will result in increased expenses in the short term, could materially impact our operating results in the periods incurred, may impact our ability to generate and increase revenue and may impact our ability to grow or quickly develop and introduce products. Actual costs related to these changes may also exceed our estimates due to changes in assumptions, additional actions, or unforeseen circumstances. Similarly, any future actions and decisions could likewise result in increased expenses and may impact our ability to grow or quickly develop and introduce products. Further, these decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Our recently announced workforce reduction and related reorganization, including the potential for increased reliance on proactive intelligence and artificial intelligence tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.

In February 2026 we announced a workforce reduction restructuring plan designed to better align our organizational structure with our operating model and strategic priorities. As part of this plan, we expect an increased reliance on automation, proactive intelligence capabilities and AI tools that we believe will enhance productivity and maintain operational efficiency. In addition, these actions will result in severance and other restructuring charges, and may require additional investments in technology and systems. We may not realize the expected cost savings, operating efficiencies or other anticipated benefits of these initiatives within the anticipated timeframe, or at all.

The workforce reduction and reorganization may disrupt our operations and adversely affect employee morale and productivity. The departure of employees, including experienced personnel, may result in the loss of institutional knowledge and expertise, and remaining employees may experience increased workloads, which could lead to increased error rates, reduced innovation and attrition of key talent. Our ability to successfully operate with a reduced workforce is expected to depend in part on the effectiveness, reliability and adoption of our proactive intelligence and AI tools. These technologies may not perform as expected, may require more time or expense to implement effectively, may introduce operational or cybersecurity risks, or may fail to enhance productivity and maintain operational efficiency as expected. These actions could increase the risk of operational disruptions, service interruptions, control failures or other significant events, particularly during transition periods, as responsibilities are reassigned and processes are adjusted. We expect to continue to invest in employees we wish to retain and attract, including through increased compensation. In addition, evolving regulatory requirements and public scrutiny relating to AI technologies could increase compliance costs or limit our ability to deploy such tools as intended.

We may also incur additional costs not currently contemplated, including costs related to technology implementation, operational disruptions, employee claims, regulatory compliance, or other matters arising from the workforce reduction and reorganization. We may also suffer indirect harm to our business as a result of reputational harm or concerns our customers have regarding the use of AI. Any failure to successfully implement these actions, or any unintended consequences resulting from them, could result in delays in product development or strategic initiatives and could materially and adversely affect our business, financial condition and results of operations.

In addition, any reassignment of responsibilities, together with potential increased reliance on automation and AI tools to support certain legal, regulatory compliance and risk management functions, may limit our capacity and introduce additional oversight risks. If such tools do not perform as anticipated or are not effectively implemented and monitored, our ability to maintain effective governance, compliance, and risk processes during and after the transition could be impaired, which could increase the risk of regulatory inquiries, investigations, litigation, enforcement actions, control deficiencies and penalties.

Our business depends on our ability to maintain, protect, and enhance our brands.

Having a strong and trusted brand has contributed significantly to the success of our business. We believe that maintaining, promoting, and enhancing Square, Cash App, TIDAL, Afterpay, Proto, and our other brands is critical to achieving widespread acceptance of our products and services and expanding our base of customers. Maintaining and promoting our brands will depend largely on our ability to continue to provide useful, reliable, secure, and innovative products and services, as well as our ability to maintain trust and be a technology leader. We may introduce, or make changes to, features, products, services, privacy practices, or terms of service that customers do not like, which may materially and adversely affect our brands. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brands. If we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business could be materially and adversely affected.

The introduction and promotion of new products and services, as well as the promotion of existing products and services, may be partly dependent on our visibility on third-party advertising platforms, such as Google or Facebook. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brands more expensive or more difficult. If we are unable to market and promote our brands effectively, our ability to acquire new customers would be materially harmed. We also use retail partners to sell hardware and acquire sellers for Square. Our ability to acquire new sellers could be materially harmed if we are unable to enter into or maintain these partnerships on terms that are commercially reasonable to us, or at all.

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation, regulatory claims, investigations, enforcement actions, settlements or consent orders; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. Even allegations regarding the foregoing may harm our reputation and brands and have an adverse impact on the market price on our Class A common stock. Our recent significant workforce reduction may create uncertainty regarding our financial condition, growth prospects, or operational stability. Sellers, customers and business partners may delay or reconsider relationships, and investors may react negatively, which could adversely affect our reputation, relationships, and stock price. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands and deter customers from adopting our services or our products. In addition, negative statements about us can cause and have caused a decline in the market price of our Class A common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners and influencers, employees, former employees or other third parties with whom we maintain relationships or have maintained relationships with could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflects poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers or other third parties who are, or are perceived to be, or have been affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality, reliability, or the way in which we market, disclose, or represent our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our sellers, customers, employees and former employees with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

Our efforts to expand our product portfolio and market reach, including through acquisitions, may not succeed and may reduce our revenue growth and profitability.

We intend to continue to broaden the scope of products and services we offer. However, we may not be successful in maintaining or growing our revenue, or deriving any significant new revenue streams from these products and services. Failure to successfully introduce new or enhanced products and services that are attractive may inhibit our growth and harm our business. Furthermore, we expect to continue to expand our markets in the future, and we may have limited or no experience in such newer markets. We cannot assure you that any of our products or services will be widely accepted in any market or that they will grow in revenue or contribute to our profitability. Our offerings may present new and difficult technological, operational, and regulatory risks, and other challenges, and if we experience service disruptions, failures, or other issues, our business may be materially and adversely affected. Our expansion into newer markets may not lead to growth and may require significant investment of financial resources and of management time and attention, and we may not be able to recoup our investments in a timely manner or at all. In addition, our reduced headcount, any future reduction in headcount or the attrition of key talent may limit our capacity to pursue new product development, geographic expansion, acquisitions, or other growth initiatives. If we are unable to allocate sufficient resources to key priorities, our competitive position and long-term growth prospects could be adversely affected. If any of this were to occur, it could damage our reputation, limit our growth, and materially and adversely affect our business.

Our long-term success depends on our ability to develop products and services to address the rapidly evolving market for commerce and financial services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

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

Our success depends in part on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have incorporated and expect to continue to incorporate AI features into our products and technologies and our success will depend in part on our ability to do so in a way that is compelling to our customers and cost-effective. We are unable to predict all of the risks related to the use of AI because laws, rules, directives, and regulations governing the use of AI are evolving rapidly and our ability to develop or use AI may be adversely affected. Refer to the risk factor titled “Our recently announced workforce reduction and related reorganization, including the potential for increased reliance on proactive intelligence and artificial intelligence tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our expected and planned use of AI. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App and Square features that facilitate transactions in bitcoin by our customers and sellers each subject us to additional risks related to developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. Actions taken by regulators, legislatures, and other government actors, including the current U.S. administration, in the cryptocurrency industry, may impact market demand for bitcoin and the supply and pricing for bitcoin. If the cryptocurrency environment deteriorates or improves based on these or other factors, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If demand increases sharply, either to buy or to sell bitcoin, we may not be able to fulfill that demand in a timely manner or at all, which could result in customer frustration or movement to other platforms. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of our product features that facilitate transactions in bitcoin, or other bitcoin-related products, which could adversely impact our results of operations. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

Consumer and societal attitudes toward AI are evolving and there is a risk that customers, regulators or the public may perceive AI technologies negatively. Concerns about automation, privacy, security, bias, transparency, flawed datasets, or other ethical considerations could reduce trust in our products and services or deter customer adoption of AI-enabled features in our products or services. Our customers and sellers may become increasingly reliant on AI outputs in our products and services when making financial or operational decisions. AI-enabled features in our products may generate outputs that could be interpreted as regulated advice, even if unintended or automated. If such AI outputs are, or are perceived to be, inaccurate, biased, flawed, or otherwise determined as providing regulated advice without appropriate authorization, we could face reputational harm, regulatory scrutiny, enforcement actions or liability claims, any of which could materially and adversely affect our business, financial condition, and results of operations.

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

We have in the past, and may in the future, choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks such as a decline in the business to be divested, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without any corresponding benefit.

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

Our loan products are subject to risks related to general macroeconomic conditions and increase our exposure to customer defaults.

Revenue generated by our loan products such as Square Loans, as well as Cash App Borrow, and our BNPL products depends on our ability to recoup the loan amount and to effectively manage risk. Square Loans is our commercial lending program. Cash App Borrow is a consumer credit product, allowing our Cash App customers access to short-term loans for a fee. Our BNPL products facilitate commerce between retail merchants and consumers by allowing retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. Our loan products are generally unsecured obligations of our borrowers. To the extent a seller breaches a contractual obligation, such as the requirement to make minimum payments or other breach, the seller would be liable for an accelerated business loan repayment, and our recourse is generally to the business and not to any individual or other asset. Although we rely on technology to assess repayment capability for our loan products, there can be no guarantee that such assessment processes will accurately predict repayments. If our underwriting processes fail to adequately capture risks or otherwise miscalculate repayment ability, we may experience higher levels of delinquencies, default and credit losses. As we expand into new products, customer segments, and geographies, including offering existing products to borrowers on different repayment terms or expanding product eligibility, or as inflation, economic downturns, or market volatility increases repayment failures, our ability to appropriately evaluate and manage credit risk may be further challenged, and we may experience higher levels of delinquencies or defaults than we have historically experienced, which could negatively impact our business, results of operations, and financial condition.

Adverse changes in the macroeconomic environment or the credit quality of our sellers could cause some sellers who utilize Square Loans to cease operations or to experience a decline in their payment processing volume, thereby rendering them unable to make payment on the Square Loans and/or extend the repayment period beyond the contractual repayment terms. Similarly, economic factors such as interest rate changes, market volatility or rising unemployment rates could negatively impact loan repayment rates, increase our risk of loss, and materially and adversely impact our business, results of operations, and financial condition. If consumers who have purchased products or services using our BNPL products do not receive the products or services, they may also cease payment on their outstanding BNPL balances or request a refund on previous payments, and our business may be negatively impacted. If a merchant ceases its operations, closes some or all of its locations, or fails to deliver goods or services to our BNPL customers, the merchant may not be able to reimburse us for chargebacks or refunds or may not be able to repay the funds we have advanced to them, all of which could result in higher charge-off rates than anticipated.

In addition, because the servicing fees we receive from third-party investors and lenders depend on the repayment of the loans, if there is an increase in sellers and customers who utilize our loan products who are unable to repay their loans, we will be unable to collect our entire servicing fee for such delinquent loans, which could negatively impact our business.

TIDAL subjects us to risks and uncertainties related to the music industry.

TIDAL’s business is dependent on the various rights holders. We cannot provide assurances that we or TIDAL will be able to maintain or expand arrangements with partners and other third parties on acceptable terms, if at all. Under TIDAL’s license agreements and relevant statutes, we must pay all required royalties to record labels, music publishers, and other copyright owners in order to stream, distribute, and display content. The determination of the amount and timing of such royalty payments is complex and subject to a number of variables. Failure to accurately pay our royalties may damage our business relationships, our reputation, and adversely affect our business, results of operations, and financial condition.

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

More generally, if our privacy, data protection, or cybersecurity measures or those of third-party developers or vendors are inadequate or are breached or otherwise compromised, and, as a result, there is improper disclosure or other processing or handling of or someone obtains unauthorized access to or exfiltrates funds, bitcoin, investments, or other assets, or other data on our systems or our partners’ systems, or if we, our third-party developers or vendors suffer a cyber-attack, including a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged, and we could face liability and financial losses. If data or assets are lost or improperly accessed, misused, disclosed, destroyed, altered, or otherwise processed or handled, or threatened to be improperly accessed, misused, disclosed, destroyed, altered, or otherwise processed or handled, we could incur significant financial losses and costs and liability associated with remediation and the implementation of additional security measures and be subject to claims, litigation, regulatory scrutiny, and investigations.

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

Significant natural or other disasters, including pandemics, and severe weather events such as storms, flooding, or wildfires could also have a material and adverse impact on our sellers or other customers, which, in the aggregate, could adversely affect our business, financial condition, and results of operations.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud, bad actors, or illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions and bad actors can also expose us to governmental and regulatory enforcement actions, which may impair or otherwise limit our ability to operate or provide certain services, products, or features and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at us and our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services or products to new or different cohorts of customers, including online payment acceptance and expanded methods of instantly moving money, offering existing products to borrowers on different repayment terms or expanding product eligibility, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, certain Cash App functions are available to customers under 18 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

While we maintain a program of insurance coverage for various types of liabilities, our insurance may not be adequate to cover all losses, and coverage may be denied or limited due to policy terms. In addition, we self-insure (including through captive insurance arrangements) where we believe we can adequately self-insure against the anticipated exposure and risk or where insurance is either not deemed cost-effective or is unavailable. However, we may underestimate the likelihood of risk or the magnitude of our financial exposure, and if we suffer losses that are not covered by insurance, exceed available insurance coverage, or exceed the amounts we have accrued or otherwise set aside for self-insured risks, our business, financial condition, and results of operations may be adversely affected.

We are currently, and will continue to be, exposed to risks associated with chargebacks and refunds in connection with payment card fraud or relating to the goods or services provided by our sellers. In the event that a billing dispute between a cardholder and a seller is not resolved in favor of the seller, including in situations where the seller engaged in fraud, the transaction is typically “charged back” to the seller and the purchase price is credited or otherwise refunded to the cardholder. The risk of chargebacks is typically greater with our sellers that promise future delivery of goods and services. Moreover, chargebacks typically increase during economic downturns due to sellers becoming insolvent or bankrupt or otherwise unable to fulfill their commitments for goods or services. Global supply chain disruptions and shortages and heightened tariffs may also negatively affect sellers' ability to deliver goods and services on time or at all, which increases the risk of chargebacks. If we are unable to collect chargebacks or refunds from the seller’s account, or if the seller refuses to or is unable to reimburse us for chargebacks or refunds due to closure, bankruptcy, or other reasons, we, as the merchant of record, may bear the loss for the amounts paid to the cardholder. We collect and hold reserves for a limited number of sellers whose businesses are deemed higher risk in order to help cover potential losses from chargebacks and refunds, but this practice is limited and there can be no assurances that we will be successful in mitigating such losses. Our financial results would be adversely affected to the extent sellers do not fully reimburse us for the related chargebacks and refunds. In addition, if more of our sellers, or a number of our larger sellers, become insolvent or bankrupt, our potential losses from chargebacks and refunds may increase and exceed our reserves, in which case we may suffer financial losses and our business may be adversely affected. Moreover, businesses that cannot process EMV chip cards are held financially responsible for certain fraudulent transactions conducted using chip-enabled cards. Not all of the readers we offer to merchants are EMV-compliant. If we are unable to maintain our losses from chargebacks at acceptable levels, the payment card networks could fine us, increase our transaction-based fees, or terminate our ability to process payment cards. Any increase in our transaction-based fees could damage our business, and if we were unable to accept payment cards, our business would be materially and adversely affected. If any of our risk management policies and processes, including our insurance coverage, self-insurance or holding seller reserves, are ineffective or insufficient, we may suffer large financial losses, we may be subject to civil and criminal liability, and our business, results of operations, or financial condition may be materially and adversely affected.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, we have made and may in the future make changes in our management team or management structure that may be disruptive to our business. If our management team or management structure, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our recent changes in our organizational structure, and restructurings of our employee base we have undertaken and may undertake in the future may adversely impact employee morale, and adversely affect our ability to retain or attract highly skilled employees. Refer to the risk factor titled “Our recently announced workforce reduction and related reorganization, including the potential for increased reliance on proactive intelligence and artificial intelligence tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our recently announced workforce reduction.

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

These challenges have magnified as we continue to be a distributed workforce. In addition, our recently announced workforce reduction and any resulting changes in personnel and responsibilities may require changes to our internal controls, financial reporting processes, cybersecurity oversight, or other risk management functions, which could result in disruptions or temporary deficiencies. If we are not successful in developing and implementing the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired, we could face regulatory or other enforcement actions, and our business, results of operations, and financial condition may be adversely impacted.

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

Economic, Financial, and Tax Risks

Volatility in general macroeconomic conditions could materially and adversely affect our business and financial results.

Our performance is subject to economic conditions and the impact of such conditions on levels of spending by businesses and individuals. Most of the sellers that use our services are small businesses, many of which are in the early stages of their development, and these businesses are often disproportionately adversely affected by economic downturns and may fail at a higher rate than larger or more established businesses. In particular, inflation and economic volatility, including the impact of heightened tariffs, a potential recession, and market expectations regarding the same, have impacted and may continue to impact consumer spending in general and at these businesses. Small businesses frequently have limited budgets and limited access to capital, and they may choose to allocate their spending to items other than our financial or marketing services, especially in times of economic uncertainty or in recessions. In addition, if our sellers cease to operate, this may have an adverse impact not only on the growth of our payments services but also on our transaction and advance loss rates, and the success of our other services. We serve sellers across a variety of industry verticals and in an economic downturn, certain verticals, particularly those that are viewed as discretionary by consumers, may be impacted to a greater degree than others, which may harm our business and financial results.

From time to time, we have experienced and may continue to experience material and adverse impacts to our business as a result of the uncertainty and volatility in the banking and financial services sectors, adverse macroeconomic conditions, including inflation, heightened or uncertain tariffs, and interest rate increases, availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn. Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities, and the rates paid on deposits and borrowings. Heightened tariffs and changes in trade policies may lead to increased costs for goods and services, which could reduce consumer purchasing power and discretionary spending. Our ecosystems depend in part on consumer spending and, as a result, declines in spending have adversely affected and could adversely affect our business, including engagement across our platforms, and our financial results. As a result of economic conditions, the growth in the number of Square sellers qualifying for participation in the Square Loans program may slow, or business loans may be paid more slowly, or not at all. In addition, customers who utilize our BNPL products and consumer loan products, such as Cash App Borrow, may also be disproportionately adversely affected by economic downturns, which could negatively impact demand or eligibility for these product offerings and have caused and may continue to cause loss rates on such products to increase.

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

We fund our operations primarily through debt and equity financings, bank credit agreements, warehouse funding facilities, and cash from operations. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs, planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require or seek additional capital to respond to business opportunities, refinancing needs, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings or enter into additional credit agreements for other reasons. We may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

The terms of our warehouse funding facilities contain covenants that may be triggered in certain situations (such as non-repayments on consumer borrowings exceeding certain monetary thresholds or key management resigning), which may negatively impact our ability to obtain additional funding under the warehouse funding facilities. If certain events of default occur under the warehouse funding facilities, we may not be able to draw future funding from those warehouse funding facilities or the debt outstanding under the warehouse funding facilities may be accelerated and our business and financial results could be adversely impacted.

Our credit agreement contains affirmative and negative covenants, including covenants that restrict our domestic restricted subsidiaries from incurring debt for borrowed money, us and our domestic restricted subsidiaries from granting liens to secure debt for borrowed money and entering into sale and leaseback transactions, and customary limitations on dividends and stock repurchases. Our credit agreement also requires us to comply with a maximum total net leverage ratio, measured quarterly. The indentures pursuant to which our 2026 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, 2032 Senior Notes, and 2033 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit agreement or our Senior Notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit agreement, our Senior Notes, our other outstanding indebtedness, including our 2026 Convertible Notes and 2027 Convertible Notes (collectively, the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable or may prevent us from borrowing under our credit agreement.

We sell some of our Square Loans to third-party investors, while we remain as servicer of the Square Loans and earn a servicing fee for facilitating the repayment of these loans. If such third parties fail to continue to purchase Square Loans, or reduce the amount of Square Loans they purchase or reduce the price they are willing to pay for the Square Loans, then we may need to reduce originations, or we would need to fund the origination or purchase of additional Square Loans using other sources of financing, all of which could adversely impact our business.

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

As of December 31, 2025, we had $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, $1.2 billion outstanding aggregate principal amount of 2030 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2033 Senior Notes.

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

We are subject to taxation related risks in multiple jurisdictions.

We are subject to tax in multiple U.S. and foreign tax jurisdictions. The determination of our worldwide provision for income, deferred, and other tax liabilities is complex and requires judgment by management, and there are many transactions during the ordinary course of business where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We are subject to the periodic examination of our domestic and foreign tax returns by the Internal Revenue Service, and state, local, and foreign tax authorities, some of whom are challenging our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes and other tax liabilities. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. If the ultimate determination of income and other tax liabilities differ from the amounts recorded or accrued, our business, financial condition or results of operations may be adversely impacted.

Tax laws are routinely re-examined and evaluated globally. New laws and interpretations of such laws are taken into account to the extent they are applicable to us. Tax authorities are increasingly scrutinizing the tax positions of companies and we have tax audits pending in several jurisdictions. The U.S. federal and state governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development (“OECD”), are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business, including a 15% global minimum tax (Pillar Two) that has been implemented by several countries and is being considered for implementation by other jurisdictions. On January 5, 2026, the OECD announced a “side-by-side” elective safe harbor that exempts U.S.-parented multinational entities from some of the Pillar Two rules (including the fifteen percent global minimum tax) for fiscal years beginning on or after January 1, 2026. If U.S. or other tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

We have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations and cause fluctuations in such results.

As of December 31, 2025, our deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 15, Income Taxes within Notes to the Consolidated Financial Statements for further details.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, FinCEN, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice ("DOJ"), the Federal Trade Commission, the IRS and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as state money transmission license regulators and virtual currency regulators. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans. In addition, certain regulators have imposed and in the future may impose additional requirements on our business as a condition for obtaining or maintaining permits, licenses or rights to conduct our business, including conditions under any settlements and consent orders with regulators, that restrict our business or our ability to take certain actions. If we fail to comply with the terms of such permits, licenses or other requirements, we could face regulatory or other enforcement actions, penalties or we may not be able to continue operating our business in the same manner.

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

For example, Cash App and Square have features that permit our customers and sellers to transact in bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, not all such transactions can be prevented, and there can be no guarantee that our risk-based program or our compliance measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and digital asset platforms is an evolving area, and we could become subject to additional legislation or regulation in the future, or we might not be able to continue operating our product features that facilitate transactions in bitcoin, at least in current form. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, injunctions, consent orders, reputational harm, and other consequences. Further, we may need to make other changes to our business operations, our products or our services as a result of changes in laws, regulations, standards, or decisions made by governing or regulatory authorities, all of which could cause the price of our Class A common stock to decrease.

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis, as well as certain monitoring of our compliance with our obligations under applicable laws, regulations and agreements. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal and state agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, following the publication of a short seller report in March 2023, we received inquiries from the SEC and DOJ and we continue to cooperate in such matters. Refer to Note 19, Commitments and Contingencies within Notes to the Consolidated Financial Statements for further details on regulatory and litigation matters. Regulatory, governmental and other agencies have and may continue to coordinate or share information from time to time, which may result in new or consolidated actions by various agencies against us. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, standards or consent orders, including any perception that the risk of such a failure by us has increased, could have a significant impact on our reputation as a trusted brand and could cause increased regulatory scrutiny, including the imposition or extension of regulatory obligations, could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy issues identified by regulators, and expose us to legal risk and potential criminal and civil liability.

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the EU’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. In the U.K., the Data Protection Act and legislation referred to as the U.K. GDPR substantially enact the GDPR into U.K. law and provide for similar requirements. When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). We use similar mechanisms approved by the U.K. Information Commissioner’s Office when transferring personal data from the UK to other jurisdictions. On July 16, 2020, the Court of Justice of the European Union issued a decision imposing additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU. In the U.K., personal data generally may be transferred from the EU to the U.K. without restriction pursuant to an adequacy decision issued by the European Commission under the GDPR and the Law Enforcement Directive, which was renewed in 2025 to extend through December 2031. The European Commission may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination may be subject to modification or revocation in the future. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Moreover, the EU’s evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures in the future that could directly impact our use of such technologies or lead to significant penalties for non-compliance. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was amended by the California Privacy Rights Act, which was passed in November 2020 and became effective on January 1, 2023. The CCPA, as amended, imposes stringent data privacy and data protection requirements relating to personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. Regulations promulgated under the CCPA in September 2025 impose restrictive new obligations regarding, among other things, automated decision-making technology and cybersecurity programs. Aspects of the interpretation and enforcement of the CCPA remain unclear. More generally, privacy, data protection, and information security continue to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, many states in the U.S. have proposed or enacted comprehensive privacy laws that have taken effect or will take effect in coming years. Moreover, several states in the U.S. are now contemplating new regulatory frameworks specific to the privacy of individuals under 18 years of age. At the same time, the U.S. federal government continues to discuss comprehensive federal privacy legislation and expanded legislation with respect to the privacy of children, which may substantially increase our compliance obligations. Additionally, the U.S. Department of Justice issued final rules, effective April 8, 2025, that prohibit and restrict certain access to U.S. bulk sensitive personal data and U.S. government-related data by designated countries of concern. The effects of recently proposed or enacted laws and regulation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, variances in these laws and regulations or their interpretations may increase our compliance costs.

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

We are currently, and may continue to be, subject to a variety of legal and regulatory matters, including claims, lawsuits (including class actions and individual lawsuits), arbitrations, disputes, investigations, subpoenas, inquiries or audits, and other actions or proceedings, including from regulatory bodies and governmental agencies. We have been, and may continue to be, subject to enforcement actions from regulatory bodies and governmental agencies, which may be public and may harm our brand and reputation, cause our customers to stop using our product or applications, cause our partners to discontinue their relationship with us, impair our ability to grow our customer base, subject us to financial penalties and liabilities, injunctions, and otherwise adversely affect our business, financial condition, and results of operations. In connection with certain regulatory or governmental actions, we are and may continue to be required to engage independent monitors or independent consultants to assess or report on aspects of our operations or compliance programs, which could require substantial management time and attention, impose operational constraints, and result in increased costs. Further, regulatory uncertainty or future changes in the regulatory landscape, whether at the state or federal level, or otherwise, may make it more difficult to plan or operate our business and may harm our business and results of operations.

The number and significance of our legal or regulatory matters have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal or regulatory matters as we continue to grow and expand. We also receive significant media attention, which could result in increased legal or regulatory matters. Moreover, legal or regulatory matters have in the past and could in the future cause follow-on litigation or regulatory scrutiny by additional parties. These matters may require significant time and expense even if we are successful in resolving the matter, and the outcomes can be uncertain and unpredictable and may involve material penalties, fines, or restrictions on our business. In addition, our recently announced workforce reduction and any reassignment of responsibilities, together with potential increased reliance on automation and AI tools to support certain legal, regulatory compliance and risk management functions, may limit our capacity and introduce additional oversight risks. If such tools do not perform as anticipated or are not effectively implemented and monitored, our ability to maintain effective governance, compliance, and risk processes during and after the transition could be impaired, which could increase the risk of regulatory inquiries, investigations, litigation, enforcement actions, control deficiencies and penalties.

Some of the laws and regulations affecting the internet, mobile commerce, dispute resolution, payment processing, BNPL, AI, bitcoin and equity investing, streaming service, business financing, and employment were not written with businesses like ours in mind, and many of the laws and regulations, including those affecting us have been enacted relatively recently. As a result, there is substantial uncertainty regarding the scope and application of many of the laws and regulations to which we are or may be subject, which increases the risk that we will be subject to claims alleging violations of those laws and regulations. The scope, outcome, and impact of legal or regulatory matters to which we are subject cannot be predicted with certainty. Regardless of the outcome, such matters can have a material and adverse impact on us due to their costs, diversion of our resources, restrictions placed on our business, and other factors. Plaintiffs or regulatory agencies may seek, and we may become subject to, preliminary or provisional rulings in the course of litigation, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal or regulatory matters on terms that are unfavorable to us. In the event that settlements of legal or regulatory matters or the successful assertion of one or more claims against us are not covered by insurance, exceed available insurance coverage or exceed the amount we have accrued or otherwise set aside for self-insured risks, our business, financial condition, and reputation may be adversely affected.

As a licensed money transmitter and virtual currency business, we are subject to important obligations and restrictions.

We have obtained licenses to operate as a money transmitter and to engage in virtual currency business activity in the U.S. and in the states where this is required, as well as in some non-U.S. jurisdictions, including but not limited to the EU, the U.K., and Australia. As a licensed entity, we are subject to obligations and restrictions including with respect to the investment of customer funds, reporting requirements, bonding requirements, and inspection by state and federal regulatory agencies concerning those aspects of our business considered money transmission and regulated virtual currency business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our products and services are considered money transmission and regulated virtual currency business, are matters of regulatory interpretation and could change over time. Our state regulators also frequently collaborate on their examinations of our business. We have and continue to work with them on any concerns they raise. In the past, we have been subject to, and may in the future be subject to, fines and other penalties by such regulatory authorities due to their interpretations and applications to our business of their respective state money transmission laws. For example, in January 2025, we entered into a settlement agreement and consent order with various state money transmission license regulators related to aspects of our Bank Secrecy Act/anti-money laundering program. Failure to take required corrective actions may result in further exposure to state action. Any examinations and investigations by state regulators could result in liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting business or offering certain products or services in certain jurisdictions, be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. There can be no assurance that we will be able to obtain or maintain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. In addition, applicable laws, regulations, regulatory interpretations, and supervisory expectations may change over time, which could further increase our compliance costs, limit our operations, or require additional licenses or changes to our structure, products or services.

We are subject to a number of regulatory risks in the BNPL space.

The regulation of BNPL products is evolving, and states or countries have and may continue to pass new or additional regulations or additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards that could adversely impact our BNPL products. Any inability, or perceived inability, to comply with existing or new compliance obligations issued by any regulatory authority, including with respect to BNPL products, could lead to regulatory investigations, or result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect us and our results of operations. Regulatory scrutiny or changes in the BNPL space may impose significant compliance costs and make it uneconomical for us to continue to operate in our current markets or for us to expand into new markets.

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

We routinely apply for patents in the U.S. and internationally to protect innovative ideas in our technology, but we may not always be successful in obtaining patent grants from these applications. We also pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. In general, we may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our products and services from those of our competitors. The laws of some foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and the inability to do so could impair our business or adversely affect our international expansion. Our intellectual property rights may be contested, circumvented, or found unenforceable or invalid, and we may not be able to prevent third parties from infringing, diluting, or otherwise violating them. In some cases, our commitments to transparency regarding the circumstances in which we will enforce our intellectual property rights may limit our ability to pursue certain claims or deter misuse of our intellectual property. Additionally, our intellectual property rights and other confidential business information are subject to risks of compromise or unauthorized disclosure if our security measures or those of our third-party service providers are unable to prevent cyber-attacks or other security breaches or incidents. Unauthorized disclosure or use of our intellectual property rights may also occur if third parties were to breach the licensing terms under which certain of our innovations are offered broadly, including under open source licenses. Furthermore, the growing use of generative AI presents an increased risk of unintentional and/or unauthorized disclosure or use of our intellectual property rights. Significant impairments of our intellectual property rights, and limitations on our ability to assert our intellectual property rights against others, could have a material and adverse effect on our business.

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

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights. Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks and the terms and conditions of statutory licenses, we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future, particularly as new technologies such as generative AI impact the industries in which we operate. We also do not have control over whether standardized technologies and protocols infringe purported third-party intellectual property rights. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Legal and regulatory changes in this area may also present uncertainty and risk. For instance, the Unified Patent Court in the European Union creates an opportunity to efficiently resolve such claims in a specialized forum, while also introducing limited operational uncertainty as the court’s procedures and processes scale. Regardless of the forum, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material and adverse effects on our business, operating results, and financial condition.

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

Increased scrutiny from investors, regulators, and other stakeholders relating to sustainability issues could result in additional costs for us and may adversely impact our reputation.

Investors, regulators, customers, employees and other stakeholders continue to focus on sustainability matters. Our sustainability strategy is focused on five key areas: purpose, customers, investments, operations, and corporate governance. We publicly report on certain commitments, initiatives, and goals regarding sustainability matters in our annual Impact Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to building a diverse workforce that reflects our customers and the communities we serve. We also continue to maintain our commitment to be net zero carbon for operations by 2030. The implementation of our sustainability commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain sustainability practices that meet evolving stakeholder expectations, or if we revise any of our sustainability commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. In addition, we could also be criticized or face claims regarding our sustainability commitments, initiatives, and goals, including with respect to the accuracy, adequacy, or completeness of related disclosures, and our reputation and business could be negatively impacted. Further, regulatory requirements with respect to carbon emissions disclosures and other aspects of sustainability may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. In addition, California and a number of jurisdictions outside the United States have adopted climate and risk rules, including disclosure requirements, that apply to us and we will incur costs and expend resources to comply with such applicable rules.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 53% of the voting power of our combined outstanding capital stock as of December 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this Risk Factors section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

•general economic, regulatory, and market conditions, in particular conditions that adversely affect our sellers’ business and the amount of transactions they are processing, or adversely affect customer spending or repayment ability;

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

Our cybersecurity risk management program includes, among other elements:

Identification: We aim to proactively identify sources of risk, areas of impact, and relevant events that could give rise to cybersecurity risks, such as changes to our infrastructure, service providers, personnel, or operational environment.

Assessment: We conduct ongoing and continuous risk assessments to identify cybersecurity threats. We also conduct likelihood and impact assessments with the goal of identifying reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Management: Following our risk assessments, management designs and implements reasonable risk response and reduction initiatives to address any identified security risks, including taking steps to address gaps in our existing controls, processes, and procedures. Our employees participate in cybersecurity training and awareness upon hire and at least annually thereafter as part of management's ongoing risk mitigation efforts. These training and awareness programs are continuously updated with learnings from our risk management practices and the evolution of the threat landscape.

We engage third parties, including consultants and auditors, to evaluate the effectiveness of our risk management program, control environment, and cybersecurity practices through security audits, penetration testing, and other engagements.

We have processes in place to identify, review and evaluate cybersecurity risks associated with our use of third-party service providers. These reviews are conducted at onboarding and periodically throughout the tenure of the service provider based on risk tier rating of each service provider. We believe these processes enable us to evaluate a third-party service provider’s security posture, identify risks that may arise out of our use of the third-party’s service, and make decisions regarding acceptable levels of risk and risk mitigation.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents and events, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

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

The full board of directors receives an annual information security update by our Chief Information Security Officer (“CISO”) and an annual privacy update, which covers, among other matters, our privacy and cybersecurity programs and risks. Our audit and risk committee receives updates, at least quarterly, on significant data privacy and security risks, including any significant incidents, relevant industry developments, threat vectors and significant risks identified in risk assessments, periodic penetration tests or vulnerability scans. The board of directors also receives updates that include significant legal and legislative developments concerning data privacy and security, our approach to complying with applicable law, and significant engagement with regulators concerning data privacy and cybersecurity, including maturity of our cybersecurity common controls. Our audit and risk committee provides regular updates to the board of directors on such reports.

Our CISO oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. Our data security governance, infrastructure security, product security, applied security engineering and security operations teams report directly to our CISO and provide regular updates on significant or potentially significant threats and incidents. Additionally, we have an incident response team and an incident response plan that outlines the roles and responsibilities of key personnel, including representatives from information security, compliance, and counsel, that are involved in responding to, remediating and escalating such incidents to the CISO, as appropriate. Our CISO reports directly to our Engineering Lead and indirectly to our Board's audit and risk Committee. Our CISO provides updates on significant or potentially significant threats and incidents to our Block Head and leadership team, in addition to the audit and risk committee and our board of directors as appropriate and in accordance with the processes detailed in the prior paragraph.

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

ITEM 3. LEGAL PROCEEDINGS

We are currently a party to, and may in the future be involved in, various legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits, arbitrations, and disputes, including with regulatory bodies and governmental agencies. For information regarding legal proceedings in which we are involved, see "Litigation and Regulatory Matters" in Note 19, Commitments and Contingencies within Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

In addition, from time to time, we are involved in various other legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits, arbitrations, and disputes arising in the ordinary course of business. We cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability with respect to these other matters. While we do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position, or liquidity, we cannot give any assurance regarding the ultimate outcome of these other matters, and their resolution could be material to our operating results for any particular period.

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

Holders of Record

As of February 20, 2026, there were 442 holders of record of our Class A common stock and 22 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders. As of February 20, 2026, we have approximately 37,476 holders of record of our CDIs.

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

Issuer Purchases of Equity Securities

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company's Class A common stock, for a total authorization of $9 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

The following table summarizes the share repurchase activity for the three months ended December 31, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share (i)	Total number of shares purchased as part of publicly announced plans or program	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 - October 31, 2025	2,172	$76.98	2,172	$965,124
November 1, 2025 - November 30, 2025	4,064	$64.41	4,064	$703,375
December 1, 2025 - December 31, 2025	5,658	$63.84	5,658	$5,342,188
Total	11,894		11,894

(i) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

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

The following graph compares the cumulative total return to stockholders of our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index ("S&P 500"), and the S&P North American Technology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on the last trading day for the fiscal year ended December 31, 2020 and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Block, Inc.	$100.00	$74.21	$28.87	$35.54	$39.05	$29.91
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P North American Technology	$100.00	$126.40	$81.71	$131.65	$179.15	$228.99

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
This section of this Form 10-K generally discusses fiscal 2025 compared to fiscal 2024. The comparison of the fiscal 2024 results with the fiscal 2023 results that are not included in this Form 10-K can be found in the "Management's Discussion and Analysis Results of Operations" section in the Company's fiscal 2024 Annual Report within Part II, Item 7 of Form 10-K, filed on February 24, 2025.
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

Overview

We launched the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, a critical capability that had previously been inaccessible to many businesses. We have since expanded to provide sellers additional products and services and to give them access to a cohesive ecosystem of tools to help them start, run, and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial products and services to help consumers manage their money. Cash App now provides an ecosystem of commerce solutions, financial services, and bitcoin capabilities focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, BNPL, borrow, or save their money. In addition, our nascent ecosystems include TIDAL as well as Bitcoin, which includes businesses such as Proto and Bitkey.

In 2025, we generated gross profit of $10.4 billion, up 17% year over year. Cash App generated gross profit of $6.3 billion in 2025, up 21% year over year, primarily driven by growth in Cash App Borrow. Square generated gross profit of $3.9 billion in 2025, up 9% year over year, driven by financial solutions, most notably Square Loans.

In 2025, operating income was $1.7 billion and Adjusted Operating Income was $2.1 billion, compared to operating income of $892.3 million and Adjusted Operating Income of $1.6 billion in 2024. Net income attributable to common stockholders was $1.3 billion compared to net income attributable to common stockholders of $2.9 billion for the same period in 2024, and Adjusted EBITDA was $3.5 billion, an increase of 14% year over year. Net income for 2025 and 2024 included a loss of $55.9 million and gain of $420.9 million, respectively, from the remeasurement of our bitcoin investment. In 2024, we released our valuation allowance associated with certain federal and state deferred tax assets, as well as recognized deferred tax assets as part of internal legal entity restructuring efforts, which resulted in benefits to net income for 2024 of $1.9 billion. Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

Starting in 2023, we sharpened our focus on our organizational structure and expenditures with a view to identifying areas where we can be more cost efficient as we focus on disciplined growth. We made progress on our cost efficiency goals in 2025, and we expect to continue these efforts. For the year ended December 31, 2025 and 2024, we recorded $78.6 million and $26.8 million of severance and other expenses related to these efforts, respectively. In February 2026, we announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, we expect to reduce our current workforce by more than 40%. We expect that the execution of the Workforce Plan will be substantially complete by the end of the second quarter of fiscal 2026. We will continue to incur expenses, including additional restructuring costs, in the short term to implement these initiatives. We expect to realize benefits related to our focus on disciplined growth and cost efficiencies, and we expect to continue to benefit from these actions in future periods. We plan to continue to operate at this smaller size and are continuing to look at ways to improve our efficiency through a combination of AI automation, prioritization of our scope, performance management, and centralization of teams and functions to reduce duplication.

During the third quarter of 2025, we issued $2.2 billion in aggregate principal amount of senior unsecured notes comprised of $1.2 billion in aggregate principal amount of senior notes due 2030 ("2030 Senior Notes") and $1.0 billion in aggregate principal amount due 2033 ("2033 Senior Notes"). We ended 2025 with $9.2 billion in available liquidity, with $8.4 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility, which was amended on January 14, 2026 to, among other things, increase the unsecured revolving loan facility to $900 million. This represents a decrease of $1.5 billion from the end of 2024, primarily due to a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025 and $2.3 billion of share repurchases in 2025, partially offset by $2.2 billion cash received related to the issuance of the 2030 Senior Notes and 2033 Senior Notes.

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company's Class A common stock, for a total authorization of $9 billion. The goal of the program is to return capital to shareholders. The timing and amount of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of December 31, 2025, we have repurchased $3.7 billion of our Class A common stock under the program, of which $2.3 billion was purchased in 2025.

Components of Results of Operations

Revenue

Commerce Enablement Revenue

Commerce enablement revenue is primarily comprised of revenue generated from Square payments, software, and hardware, Cash App Card, Cash App Pay, the Company’s BNPL products, Cash App Business accounts, and TIDAL. Commerce enablement revenue also includes various other software as a service (“SaaS”) products offered through Square. Our other SaaS products include subscription fees on our vertical software solutions, operational tool products (including Square Team Management and Square Payroll), and other products.

We charge our sellers a transaction fee that is generally calculated as a percentage of the total transaction amount processed. We also selectively offer custom pricing for certain larger sellers. We also charge transaction fees to Cash App Business customers for peer-to-peer transactions or funding transactions with a credit card.

Cash App Card offers Cash App customers the ability to use their stored funds via a Visa prepaid card that is linked to the balance the customer stores in Cash App. We also earn interchange fees when a Cash App Card is used to make a purchase. These transaction and interchange fees are treated as revenue when charged.

Revenue from our BNPL products include merchant fees generated from consumer receivables, late fees, gift cards, and certain affiliate and advertising fees. Through the use of our BNPL products, consumers can pay for their purchases over time by splitting their purchase price generally into three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). For the majority of our BNPL products, we do not charge consumers interest or fees, other than late fees, which may be charged in certain regions as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. We also offer the ability for consumers to pay for larger transaction sizes over a three-, six-, twelve-, or twenty-four-month period using a monthly payment option, which includes no late fees and no compounding interest with a cap on total interest owed. We may sell the rights, title, and interest to a third-party investor for an upfront consideration subsequent to origination of some of the loans. We are retained by the third-party investor to service the loans and earn a servicing fee for facilitating the repayment of these loans through our payments solutions.

TIDAL primarily generates revenue from subscriptions to customers, and such subscriptions allow access to the song library, video library, and improved sound quality. Customers can subscribe to services directly from the TIDAL website or through the Apple store. For both subscription channels, we charge customers a monthly fee for those subscription services.

Revenue from Square hardware includes revenue from sales of magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, scales, and barcode scanners, all of which can be integrated with Square Stand, Square Register, or Square Terminal to provide a comprehensive point-of-sale solution.

Financial Solutions Revenue

Financial solutions revenue is primarily comprised of revenue the Company generates from Cash App Borrow, Cash App Instant Deposit, ATM withdrawal fees, interest earned on customer funds, and Square Loans.

Cash App Borrow allows customers to access short-term loans for a fee. The loans are repaid at the end of the loan term and customers may elect to prepay all or a part of the outstanding balance. If the outstanding balance is not paid when due, late fees in the form of interest may be charged. Historically, all Cash App Borrow loans were facilitated through a partnership with a third-party industrial bank. Beginning in the second quarter of 2025, the Company also began originating Cash App Borrow loans through our wholly-owned subsidiary bank, Square Financial Services. For loans originated by the bank partner, the Company purchases the loans obtaining all rights, title, and interest. Net amounts paid to the bank partner are recorded as the cost of the loans purchased, and amounts collected in excess of the carrying value are recognized as revenue over the life of the loans. For loans originated through our wholly-owned subsidiary bank, Square Financial Services, the Company records the loans at the amount originated and amounts collected in excess of the originated amount are recognized as revenue over the life of the loans.

Instant Deposit is a functionality within Cash App and our managed payment solutions that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts. We charge the customer a per transaction fee when they instantly deposit funds to their bank account or withdraw funds from an ATM.

Square Loans to sellers that are originated by Square Financial Services are generally repaid through withholding a percentage of the seller's receivables collected and processed by us or a specified monthly amount. We also originate loans to the customers of certain sellers, which are generally repaid via ACH. For some of the loans, it is our intention to sell the rights, title, and interest to third-party investors for an upfront consideration. We are retained by the third-party investors to service the loans and earn a servicing fee for facilitating the repayment of these loans through our payments solutions. Certain loans, for which we have the intention and ability to hold through maturity, are not immediately sold to third-party investors. Interest and fees earned on these loans are recognized as revenue using the effective interest method. The Company records the amounts advanced to the customers or the net amounts paid to purchase the loans as cost of the loans.

Bitcoin Ecosystem Revenue

Bitcoin ecosystem revenue is primarily comprised of revenue the Company generates from customer purchases of bitcoin within Cash App, Proto, and bitcoin withdrawal fees. We recognize revenue when customers purchase bitcoin and it is transferred to the customer's account. We purchase bitcoin from private broker dealers or from Cash App customers and apply a small margin before selling it to our customers. The sale amounts received from our customers are recorded as revenue on a gross basis and the associated bitcoin cost as cost of revenues, as we are the principal in the bitcoin sale transaction. Bitcoin revenue may fluctuate as a result of changes in customer demand or the market price of bitcoin. Bitcoin withdrawal is a functionality within Cash App that enables customers to withdraw bitcoin stored on Cash App to a third-party wallet. We charge customers a fee for the option of faster withdrawal speeds.

Cost of Revenue

Commerce Enablement Costs

Commerce enablement costs consist primarily of interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions, as well as costs associated with the Company’s BNPL products, TIDAL, and Square hardware and software.

Financial Solutions Costs

Financial solutions costs consist primarily of partnership fees related to Cash App including ATM withdrawals and Instant Deposit.

Bitcoin Ecosystem Costs

Bitcoin ecosystem costs consist primarily of the amounts we pay to purchase bitcoin that is sold to customers, which fluctuate in line with bitcoin revenue, as well as costs associated with Proto.

Amortization of Acquired Technology Assets

Amortization of acquired technology assets is primarily comprised of amortization related to the acquired technology assets from the acquisition of Afterpay.

Operating Expenses

Operating expenses consist of product development; sales and marketing; general and administrative expenses; transaction, loan, and consumer receivable losses; and amortization of customer and other acquired intangible assets. For product development and general and administrative expenses, the largest single component is personnel-related expenses, including salaries, commissions and bonuses, employee benefit costs, severance-related expenses, and share-based compensation. In the case of sales and marketing expenses, a significant portion is related to Cash App peer-to-peer transactions and Cash App Card issuance costs, in addition to paid advertising and personnel-related expenses. Operating expenses also include allocated overhead costs for facilities, human resources, and IT.

Product Development Expenses

Product development expenses currently represent the largest component of our operating expenses and consist primarily of expenses related to our engineering, data science, and design personnel; fees and supply costs related to maintenance at third-party data center facilities; Square hardware related development and tooling costs; software and cloud computing infrastructure fees; and fees for software licenses, consulting, legal, and other services that are directly related to growing and maintaining our portfolio of products and services. Additionally, product development expenses include the depreciation of product-related infrastructure and tools, including data center equipment, internally developed software, and computer equipment. We continue to focus our product development efforts on adding new features and expanding our apps, and on enhancing the functionality and ease of use of our offerings. Our ability to realize returns on these investments is substantially dependent upon our ability to successfully address current and emerging requirements of sellers, buyers, and customers through the development and introduction of these new products and services.

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

Transaction, Loan, and Consumer Receivable Losses

Transaction losses include chargebacks for unauthorized credit card use and the inability to collect on disputes between buyers and sellers over the delivery of goods or services, as well as losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash App Business, and Cash App Card. We base our reserve estimates on prior chargeback history and current period data points indicative of transaction loss. We reflect additions to the reserve in current operating results, while realized losses are offset against the reserve. The establishment of appropriate reserves for transaction losses is an inherently uncertain process, and ultimate losses may vary from the current estimates. We regularly update our reserve estimates as new facts become known and events occur that may affect the settlement or recovery of losses.

Loan losses primarily relate to Square Loans, Cash App Borrow, and BNPL products. For loans classified as held for sale, losses are recorded whenever the amortized cost of a loan exceeds its fair value. Such charges are reversed for subsequent increases in fair value, but only to the extent that such reversals do not result in the amortized cost of a loan exceeding its fair value. For loans classified as held for investment and consumer receivables, losses relate to management's estimate of expected credit losses in the outstanding portfolios. We reflect additions to the reserve in current operating results, while realized losses are offset against the reserve.

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

Results of Operations

Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Commerce enablement revenue	$11,514,162	$10,512,453	$1,001,709	10%
Financial solutions revenue	4,176,734	3,250,817	925,917	28%
Bitcoin ecosystem revenue	8,502,787	10,357,783	(1,854,996)	(18)%
Total net revenue	$24,193,683	$24,121,053	$72,630	—%

Total net revenue for the year ended December 31, 2025, increased by $72.6 million, compared to the year ended December 31, 2024. Bitcoin ecosystem revenue decreased by $1.9 billion compared to the year ended December 31, 2024. Excluding bitcoin ecosystem revenue, total net revenue increased by $1.9 billion, or 14%, in the year ended December 31, 2025, compared to the year ended December 31, 2024.

Commerce enablement revenue for the year ended December 31, 2025 increased by $1.0 billion, or 10%, compared to the year ended December 31, 2024. This increase in revenue was driven by growth in Square processing, which increased by $541.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, as well as growth in Cash App Card usage and revenue from Afterpay Post-Purchase of $278.0 million and $88.0 million, respectively. The growth in Square processing was in line with Square GPV growth of 10%, driven primarily by strength in Food and Beverage sellers. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Financial solutions revenue for the year ended December 31, 2025 increased by $925.9 million, or 28%, compared to the year ended December 31, 2024. The increase was primarily due to growth in Cash App's financial service-related products, specifically Cash App Borrow volumes. For the year ended December 31, 2025 compared to the year ended December 31, 2024, Cash App Borrow revenue increased by $686.8 million as we continue to expand access to the product. Growth in Square's financial services-related products of $169.7 million, primarily related to Square Lending, also contributed to the increase in revenue in 2025.

Bitcoin ecosystem revenue for the year ended December 31, 2025 decreased by $1.9 billion, or 18%, compared to the year ended December 31, 2024. As bitcoin ecosystem revenue is primarily the total sale amount of bitcoin sold to customers, the amount of bitcoin ecosystem revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. For the year ended December 31, 2025, the decrease in the total sale amount of bitcoin sold to customers was driven by a decrease in trading volume, partially offset by an increase in the average market price of bitcoin, compared to the year ended December 31, 2024. While the bitcoin ecosystem contributed 35% and 43% of the total revenue in 2025 and 2024, respectively, gross profit generated from the bitcoin ecosystem was only 4% and 5% of the total gross profit in 2025 and 2024, respectively.

Cost of Revenue (in thousands, except for percentages)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Commerce enablement costs	$5,353,254	$4,913,124	$440,130	9%
Financial solutions costs	339,878	311,209	28,669	9%
Bitcoin ecosystem costs	8,083,772	9,939,320	(1,855,548)	(19)%
Amortization of acquired technology assets	56,850	68,364	(11,514)	NM (i)
Total cost of revenue	$13,833,754	$15,232,017	$(1,398,263)	(9)%

(i) Not meaningful ("NM")

Total cost of revenue for the year ended December 31, 2025 decreased by $1.4 billion, or 9%, compared to the year ended December 31, 2024. Bitcoin ecosystem costs of revenue, which decreased by $1.9 billion, was the primary driver of the decrease in total cost of revenue. Excluding bitcoin ecosystem costs of revenue, total cost of revenue increased by approximately $457.3 million, or 9%, in the year ended December 31, 2025, compared to the year ended December 31, 2024, largely related to an increase in Square GPV.

Commerce enablement costs for the year ended December 31, 2025 increased by $440.1 million, or 9%, compared to the year ended December 31, 2024. Commerce enablement costs for the year ended December 31, 2025 were primarily driven by growth in Square processing costs, which were in line with the growth of Square GPV of 10%, as well as an increase in Square hardware costs.

Financial solutions costs for the year ended December 31, 2025 increased by $28.7 million, or 9%, compared to the year ended December 31, 2024. The increase was primarily driven by growth in Cash App's financial service-related products on Cash App Card, including Instant Deposit, ATM, and related processing costs. While financial solutions revenue increased by 28% for the year ended December 31, 2025, compared to the year ended December 31, 2024, the costs of revenues increased by 9% for the same comparative period. This gross margin expansion is primarily due to more favorable economics in Cash App's financial services-related products.

Bitcoin ecosystem costs for the year ended December 31, 2025 decreased by $1.9 billion, or 19%, compared to the year ended December 31, 2024. Bitcoin ecosystem costs are primarily comprised of the total amounts we pay to purchase bitcoin, which fluctuates in line with bitcoin ecosystem revenue. The decrease in bitcoin ecosystem costs in the year ended December 31, 2025 was partially offset by costs related to Proto.

Operating Expenses (in thousands, except for percentages)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Product development	$2,907,889	$2,914,415	$(6,526)	—%
% of total net revenue	12%	12%
% of total gross profit	28%	33%
Sales and marketing	$2,273,072	$1,984,265	$288,807	15%
% of total net revenue	9%	8%
% of total gross profit	22%	22%
General and administrative	$1,997,587	$2,149,099	$(151,512)	(7)%
% of total net revenue	8%	9%
% of total gross profit	19%	24%
Transaction, loan, and consumer receivable losses	$1,337,246	$794,221	$543,025	68%
% of total net revenue	6%	3%
% of total gross profit	13%	9%
Amortization of customer and other acquired intangible assets	$135,729	$154,709	$(18,980)	(12)%
% of total net revenue	1%	1%
% of total gross profit	1%	2%
Total operating expenses	$8,651,523	$7,996,709	$654,814	8%

Product development expenses for the year ended December 31, 2025, decreased by $6.5 million compared to the year ended December 31, 2024. The decrease in expenses was driven by impairment charges of certain assets related to our TIDAL reporting unit of $60.3 million recognized in the fourth quarter of 2024 that did not recur during the year ended December 31, 2025, as well as a decrease of $21.7 million in personnel expenses due to a decrease in headcount, which is a result of executing on our cost efficiency goals and employee headcount cap. These decreases in expenses were partially offset by an increase in allocated facilities, human resources, and IT expenses of $43.5 million as well as an increase of $32.1 million, primarily related to amortization of internally developed software and Proto hardware development.

Sales and marketing expenses for the year ended December 31, 2025, increased by $288.8 million, or 15%, compared to the year ended December 31, 2024, primarily driven by higher marketing and advertising costs of $249.7 million as we prioritize marketing investments to support the growth of Cash App and Square. Further, for the year ended December 31, 2025, personnel costs increased by $27.7 million, which were impacted by restructuring costs, including severance and other related expenses.

General and administrative expenses for the year ended December 31, 2025, decreased by $151.5 million, or 7%, compared to the year ended December 31, 2024, primarily due to the following:

•a decrease in expenses related to litigation and regulatory matters for the year ended December 31, 2025. These expenses during the year ended December 31, 2024 were primarily driven by estimated and settled amounts in connection with certain litigation and regulatory matters that did not recur during the year ended December 31, 2025;

•impairment charges recognized during the year ended December 31, 2024 related to our TIDAL reporting unit that did not recur during the year ended December 31, 2025; partially offset by

•an increase in personnel costs of $71.4 million, primarily driven by increased employee travel as well as restructuring costs, including severance and other related expenses, recognized during the year ended December 31, 2025.

Transaction, loan, and consumer receivable losses for the year ended December 31, 2025, increased by $543.0 million, or 68%, compared to the year ended December 31, 2024, as detailed below:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Loan losses	$820,810	$322,962	$497,848	154%
Consumer receivable losses (i)	314,422	273,249	41,173	15%
Transaction losses	202,014	198,010	4,004	NM
Total transaction, loan, and consumer receivable losses	$1,337,246	$794,221	$543,025	68%

(i) Amounts do not include reserves for certain receivables, such as late fees. Consumer receivables losses also includes provision for charge-back losses that are realized and written-off within the same period, rather than through the allowance for consumer receivable losses.

•Loan losses increased by $497.8 million, or 154%, compared to the year ended December 31, 2024. The increase in loan losses was driven by significant growth in loan volumes, particularly from Cash App Borrow, which increased 143% compared to the year ended December 31, 2024, as well as Square Loans, while loan loss rates remained stable. Additionally, beginning in the second quarter of 2025, Cash App Borrow, along with certain other loan products, were retained on our balance sheet and classified as held for investment, resulting in upfront recognition of expected credit losses upon origination.

•Consumer receivable losses increased by $41.2 million, or 15%, compared to the year ended December 31, 2024, aligning with growth of our BNPL products, while loss rates remained stable.

Amortization of customer and other acquired intangible assets decreased $19.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the impairment of certain assets in the fourth quarter of 2024, which resulted in no corresponding amortization in 2025. Refer to Note 10, Acquired Intangible Assets within Notes to the Consolidated Financial Statements for further details.

Interest Expense (Income), Net (in thousands, except for percentages)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Interest expense, net	$129,363	$9,302	$120,061	1,291%

Interest expense, net, of $129.4 million for the year ended December 31, 2025 was primarily due to interest expense related our 2030 and 2033 Senior Notes issued in the third quarter of 2025, which more than offset interest income received on invested funds. Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for further details. Interest expense, net, of $9.3 million for the year ended December 31, 2024 was primarily due to interest expense related to our 2032 Senior Notes issued in the second quarter of 2024, offset by interest income received on invested funds.

Remeasurement Loss (Gain) on bitcoin investment (in thousands, except for percentages)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Remeasurement loss (gain) on bitcoin investment	$55,900	$(420,918)	$476,818	(113)%

Remeasurement loss on bitcoin investment of $55.9 million for the year ended December 31, 2025 and gain of $420.9 million for the year ended December 31, 2024, was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 13, Bitcoin within Notes to the Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Other income, net	$(166,768)	$(53,211)	$(113,557)	213%

Other income, net, of $166.8 million for the year ended December 31, 2025 was primarily due to the revaluation of certain equity investments, partially offset by losses from the currency revaluation of intercompany loans. In the third quarter of 2025, one of the Company's investments closed on an additional financing round, which the Company assessed as an observable price change. The Company recorded a $171.6 million upward adjustment to the carrying value of this investment. Other income, net, of $53.2 million for the year ended December 31, 2024 was comprised of unrealized gains of $37.7 million arising from the revaluation of certain equity investments as well as accretion of investments in marketable debt securities.

Provision for (Benefit from) Income Taxes (in thousands, except for percentages)

	Year Ended December 31,
	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$385,701	$(1,509,343)	$1,895,044	(126)%

Provision for income taxes of $385.7 million for the year ended December 31, 2025, compared to a benefit from income taxes of $1.5 billion for the year ended December 31, 2024, was primarily due to a benefit of $1.9 billion related to both the release of the valuation allowance associated with certain federal and state deferred tax assets as well as the recognition of deferred tax assets as part of internal legal entity restructuring efforts in the fourth quarter of 2024. These benefits were partially offset by $487.7 million related to current and deferred tax provisions associated with 2024 activity. Refer to Note 15, Income Taxes within Notes to the Consolidated Financial Statements for further details.

Segment Results

Square

The following tables provide a summary of the revenue and gross profit for our Square segment for the year ended December 31, 2025 and 2024 (in thousands, except for percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Segment net revenue	$8,451,911	$7,681,656	$770,255	10%
Segment cost of revenue	4,516,870	4,082,744	434,126	11%
Segment gross profit	$3,935,041	$3,598,912	$336,129	9%

Revenue

Revenue for the Square segment for the year ended December 31, 2025 increased by $770.3 million compared to the year ended December 31, 2024. The increase was primarily due to the Square items referenced within the Company's overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the year ended December 31, 2025 increased by $434.1 million compared to the year ended December 31, 2024. The increase was primarily due to the Square items referenced within the Company's overall cost of revenue discussion.

Cash App

The following tables provide a summary of the revenue and gross profit for our Cash App segment for the year ended December 31, 2025 and 2024 (in thousands, except for percentages):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Segment net revenue	$15,425,043	$16,247,880	$(822,837)	(5)%
Segment cost of revenue	9,089,500	11,008,869	(1,919,369)	(17)%
Segment gross profit	$6,335,543	$5,239,011	$1,096,532	21%

Revenue

Revenue for the Cash App segment for the year ended December 31, 2025 decreased by $822.8 million compared to the year ended December 31, 2024. The decrease was due to the Cash App items referenced within the Company's overall revenue discussion. While bitcoin ecosystem revenue contributed 54% and 64% of Cash App revenue in 2025 and 2024, respectively, gross profit generated from bitcoin ecosystem was only 6% and 8% of Cash App gross profit in 2025 and 2024, respectively.

Excluding bitcoin ecosystem revenue, Cash App net revenue increased $1.2 billion, or 20%, compared to the year ended December 31, 2024.

Cost of Revenue

Cost of revenue for the Cash App segment for the year ended December 31, 2025 decreased by $1.9 billion compared to the year ended December 31, 2024. The decrease was due to the items referenced within the Company's overall revenue and cost of revenue discussion. Excluding bitcoin ecosystem cost of revenue, Cash App cost of revenue increased $48.4 million, or 5%.

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

	Year Ended December 31,
	2025	2024	2023
Gross Payment Volume (GPV) (in millions)	$259,631	$240,812	$227,699
Adjusted Operating Income (in thousands)	$2,083,813	$1,608,790	$351,351
Adjusted EBITDA (in thousands)	$3,466,568	$3,029,031	$1,792,420
Adjusted Net Income Per Share:
Basic	$2.41	$2.01	$0.43
Diluted	$2.37	$1.95	$0.42

Change in Non-GAAP Financial Measures

Beginning in fiscal 2025, we revised our definition of Adjusted Net Income Per Share ("Adjusted EPS") to include share-based compensation. We believe this change provides a more comprehensive view of our operating performance and also aligns with our non-GAAP measure of Adjusted Operating Income. Prior period amounts have been recast to reflect the updated presentation.

Gross Payment Volume

GPV includes Square GPV and Cash App GPV. Square GPV is defined as the total dollar amount of all card and bank payments processed by sellers using Square, net of refunds. Cash App GPV is comprised of Cash App activity related to peer-to-peer transactions received by business accounts, and peer-to-peer payments sent from a credit card. GPV does not include transactions related to our BNPL products.

Adjusted EBITDA, Adjusted EPS, and Adjusted Operating Income

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

•We believe that excluding the expense related to amortization of debt discount and issuance costs from our non-GAAP measures is useful to investors because such incremental non-cash interest expense does not represent a current or future cash outflow for the Company and is therefore not indicative of our continuing operations or meaningful when comparing current results to past results. Additionally, for purposes of calculating diluted Adjusted EPS, we add back cash interest expense on convertible notes, as if converted at the beginning of the period, if the impact of the note conversion is dilutive.

•We exclude the following from non-GAAP financial measures because we do not believe that these items are reflective of our ongoing business operations: gain or loss on the disposal of property and equipment; gain or loss on revaluation of equity investments; gain or loss from the remeasurement of our bitcoin investment; and discrete benefits from the release of valuation allowances on our deferred tax assets, as applicable.

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

In addition to the items above, Adjusted EBITDA also excludes depreciation and amortization, other cash interest income and expense, and other income and expense.

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

In addition to the limitations above, Adjusted EBITDA does not reflect the effect of share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy, depreciation and amortization expense and related cash capital requirements, income taxes that may represent a reduction in cash available to us, and the effect of foreign currency exchange gains or losses, which is included in other income and expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating income (loss)	$1,708,406	$892,327	$(278,839)
Amortization of acquired technology assets	56,850	68,364	72,829
Acquisition-related and integration costs	2,059	49,019	11,422
Contingencies, restructuring and other charges	168,509	302,446	239,582
Restructuring share-based compensation expense	12,260	8,071	—
Goodwill and intangible asset impairment	—	133,854	132,313
Amortization of customer and other acquired intangible assets	135,729	154,709	174,044
Adjusted Operating Income	$2,083,813	$1,608,790	$351,351

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$1,305,636	$2,897,047	$9,772
Less: Net loss attributable to noncontrolling interests	(1,426)	(30,550)	(30,896)
Net income (loss)	1,304,210	2,866,497	(21,124)
Share-based compensation expense	1,203,220	1,264,486	1,276,097
Restructuring share-based compensation expense	12,260	8,071	—
Depreciation and amortization	369,529	376,127	408,560
Acquisition-related and integration costs	2,059	49,019	11,422
Contingencies, restructuring and other charges	168,509	302,446	239,582
Goodwill and intangible asset impairment	—	133,854	132,313
Interest expense (income), net	129,363	9,302	(47,221)
Remeasurement loss (gain) on bitcoin investment	55,900	(420,918)	(207,084)
Other expense (income), net	(166,768)	(53,211)	4,609
Provision for (benefit from) income taxes	385,701	(1,509,343)	(8,019)
Loss on disposal of property and equipment	2,546	2,634	3,186
Acquired deferred revenue and cost adjustment	39	67	99
Adjusted EBITDA	$3,466,568	$3,029,031	$1,792,420

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$1,305,636	$2,897,047	$9,772
Less: Net loss attributable to noncontrolling interests	(1,426)	(30,550)	(30,896)
Net income (loss)	1,304,210	2,866,497	(21,124)
Acquisition-related and integration costs	2,059	49,019	11,422
Contingencies, restructuring and other charges	168,509	302,446	239,582
Restructuring share-based compensation expense	12,260	8,071	—
Goodwill and intangible asset impairment	—	133,854	132,313
Amortization of intangible assets	192,579	223,072	246,873
Amortization of debt discount and issuance costs	13,499	14,413	11,904
Loss (gain) on revaluation of equity investments	(172,256)	(32,245)	16,523
Remeasurement loss (gain) on bitcoin investment	55,900	(420,918)	(207,084)
Loss on disposal of property and equipment	2,546	2,634	3,186
Acquired deferred revenue and cost adjustment	39	67	99
Income tax benefits from deferred tax assets	(58,196)	(1,909,848)	—
Tax effect of non-GAAP net income adjustments	(43,761)	2,854	(173,748)
Adjusted Net Income - basic	$1,477,388	$1,239,916	$259,946
Cash interest expense on convertible notes	1,244	2,711	3,554
Adjusted Net Income - diluted	$1,478,632	$1,242,627	$263,500

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	612,243	616,993	608,856
Diluted	622,838	636,390	628,320
Adjusted Net Income Per Share:
Basic	$2.41	$2.01	$0.43
Diluted	$2.37	$1.95	$0.42

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Year Ended December 31,
	2025	2024	2023
Provision for (benefit from) income taxes, as reported	$385,701	$(1,509,343)	$(8,019)
Income tax benefits from deferred tax assets	58,196	1,909,848	—
Tax effect of other non-GAAP net income adjustments	43,761	(2,854)	173,748
Adjusted provision for income taxes, non-GAAP	$487,658	$397,651	$165,729
Non-GAAP effective tax rate	25%	24%	39%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

As of December 31, 2025, we had approximately $9.2 billion in available liquidity, with $8.4 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $775.0 million available under our revolving credit facility. Additionally, we had $323.9 million available to be withdrawn under our warehouse funding facilities. Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program. As of December 31, 2025, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$6,564,092	$8,075,247
Short-term restricted cash (i)	1,071,574	902,478
Long-term restricted cash	73,786	69,915
Investments in short-term debt securities	517,777	403,426
Investments in long-term debt securities	188,887	471,977
Revolving credit facility	775,000	775,000
Total liquidity	$9,191,116	$10,698,043

(i) As of December 31, 2025, the Company has invested $293.5 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of December 31, 2025, we held approximately 8,883 bitcoins for long-term investment purposes ("bitcoin investment") with a fair value of $777.5 million based on observable market prices, which is included within “Bitcoin investment” on the consolidated balance sheets. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through "Remeasurement loss (gain) on bitcoin investment" within the consolidated statements of operations. We purchased approximately 398 bitcoins with a cost basis of $41.1 million during the year ended December 31, 2025 for investment purposes. We did not sell any of our bitcoin investment during the year ended December 31, 2025 and 2024. We recognized a loss of $55.9 million and gain of $420.9 million from the remeasurement of our bitcoin investment during the year ended December 31, 2025 and 2024, respectively.

In September 2020, we announced our intent to invest $100.0 million towards impact investments that further our purpose of economic empowerment. As of December 31, 2025, we have invested $75.9 million in aggregate towards this initiative, of which $7.9 million and $23.6 million were invested in the years ended December 31, 2025 and 2024, respectively.

Our principal commitments consist of convertible notes, senior notes, our revolving credit facility, warehouse funding facilities, operating leases, capital leases, and purchase commitments. Refer to Note 14, Indebtedness and Note 19, Commitments and Contingencies within Notes to the Consolidated Financial Statements for more details on these commitments.

In February 2026 we announced the Workforce Plan designed to better align our organizational structure with our operating model and strategic priorities. We currently expect to incur charges of $450 million to $500 million in connection with the Workforce Plan, consisting primarily of cash expenditures for notice period and severance payments, employee benefits, and related costs as well as non-cash expenses related to vesting of share-based awards. We expect that the majority of the restructuring charges will be incurred in the first quarter of fiscal 2026, and that the execution of the Workforce Plan will be substantially complete by the end of the second quarter of fiscal 2026. The Company’s estimates are subject to a number of assumptions, and the actual costs incurred may differ materially from those initial estimates.

Senior Notes and Convertible Notes

As of December 31, 2025, we held $7.4 billion in aggregate principal amount of debt, comprised of $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.2 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2030 ("2030 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes), and $1.0 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2033 ("2033 Senior Notes" and, together with the 2026 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, and 2032 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for further details.

On March 5, 2020, we issued an aggregate principal amount of $1.0 billion of convertible senior notes ("2025 Convertible Notes"). On March 1, 2025, we paid $1.0 billion in cash to settle the outstanding principal balance and interest on the 2025 Convertible Notes upon maturity.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended, which provides a $775.0 million senior unsecured revolving credit facility (as amended, the "Credit Agreement") maturing in June 2028. On January 14, 2026, we amended and restated its Credit Agreement (the "Restated Credit Agreement") to, among other things, increase the unsecured revolving loan facility to $900 million. The Restated Credit Agreement matures on January 14, 2031, provided that if on the date that is 91 days prior to the maturity date of any of our existing convertible notes or senior notes, the aggregate amount of liquidity (as defined in the Restated Credit Agreement) would be less than $250 million after giving pro forma effect to the repayment of such existing convertible notes or such senior notes at maturity, then the maturity date of the revolving loan facility shall be modified to be such date. Refer to Note 14, Indebtedness within Notes to the Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.7 billion on a revolving basis, of which $1.4 billion was drawn as of December 31, 2025. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund certain BNPL products. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

Cash, Restricted Cash, and Working Capital

We believe that our existing cash and cash equivalents, investment in marketable debt securities, and availability under our line of credit and warehouse funding facilities will be sufficient to meet our working capital needs, including any expenditures related to strategic transactions and investment commitments that we may from time to time enter into, short-term debt repayments, shares repurchased through our share repurchase program, and planned capital expenditures for at least the next 12 months. From time to time, we have raised capital by issuing equity, equity-linked, or debt securities such as our Convertible Notes and Senior Notes; and we may do so in the future. However, such funding may not be available on terms acceptable to us or at all.

During 2025, we received an investment grade rating by Fitch Ratings, Inc. (BBB-) and a non-investment grade rating from Moody's Corporation (Ba1), and our non-investment grade rating from S&P Global Ratings (BB+) was affirmed. We expect that these credit rating agencies will continue to monitor our performance, including our capital structure and results of operations. Our liquidity, access to capital, and borrowing costs could be adversely impacted by declines in our credit rating.

Short-term restricted cash of $1.1 billion as of December 31, 2025 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.
Long-term restricted cash of $73.8 million as of December 31, 2025 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.
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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$2,579,714	$1,707,350
Net cash provided by (used in) investing activities	(2,801,932)	649,952
Net cash provided by (used in) financing activities	(613,099)	1,952,662
Effect of foreign exchange rate on cash and cash equivalents	86,081	(88,539)
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	$(749,236)	$4,221,425

Cash Flows from Operating Activities

For the year ended December 31, 2025, cash provided by operating activities was $2.6 billion, primarily due to net income of $1.3 billion, adjusted for non-cash expenses of $3.4 billion consisting primarily of transaction, loan, and consumer receivable losses; share-based compensation; depreciation and amortization; changes in deferred income taxes; non-cash lease expense; and losses on bitcoin remeasurement, each of which contributed positively to cash provided by operating activities. Additionally, there were net inflows from loans originally classified as held for sale of $57.3 million. These were partially offset by amortization of discounts and premiums and other non-cash adjustments on consumer receivables of $1.1 billion; gains on the revaluation of certain equity investments of $172.3 million; and net outflows related to changes in other assets and liabilities, including settlements receivable, customers payable, and prepaid expenses, of $841.5 million due to timing of period end.

For the year ended December 31, 2024, cash provided by operating activities was $1.7 billion, primarily due to net income of $2.9 billion, adjusted for non-cash expenses of $2.6 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; goodwill and intangible asset impairments; and non-cash lease expense, each of which contributed positively to cash provided by operating activities. Additionally, there were net inflows related to changes in other assets and liabilities, including settlements receivables, customers payable, and prepaid expenses, of $207.3 million due to timing of period end. These were partially offset by a change in deferred income taxes of $1.7 billion; amortization of discounts and premiums and other non-cash adjustments on consumer receivables of $1.1 billion; net outflows from loan products of $797.5 million; bitcoin remeasurement of $420.9 million; and gains on the revaluation of certain equity investments of $32.2 million.

Cash Flows from Investing Activities

Beginning in the second quarter of 2025, we began originating Cash App Borrow loans through Square Financial Services, which are classified as loans held for investment. Additionally, beginning July 1, 2025, Cash App Borrow loans and certain other customer loan products purchased from our bank partner, along with customer loan products originated through Square Financial Services, are retained on the Company's balance sheet and classified as held for investment. Cash flows associated with these loans, including originations and principal repayments, are included within cash flows from investing activities.

For the year ended December 31, 2025, cash used in investing activities was $2.8 billion, primarily due to net outflows of $3.5 billion related to loans originally classified as held for investment, particularly Cash App Borrow, as well as purchases of property and equipment of $155.0 million. These were partially offset by net inflows of consumer receivables of $789.0 million and proceeds from investments of marketable securities of $177.6 million.

For the year ended December 31, 2024, cash provided by investing activities was $650.0 million, primarily due to a net inflow related to consumer receivables of $604.0 million and net proceeds from investments of marketable securities of $253.9 million. These were partially offset by the purchase of property and equipment of $153.9 million and purchases of other investments of $53.9 million.

Cash Flows from Financing Activities
For the year ended December 31, 2025, cash used in financing activities was $613.1 million, primarily due to $2.3 billion of share repurchases; a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025; net repayments under Warehouse Facility borrowings of $151.6 million; and a net outflow for other financing activities of $35.3 million. These were partially offset by approximately $2.2 billion of net proceeds related to the issuance of the 2030 and 2033 Senior Notes in the third quarter of 2025; an increase in customer funds of $589.0 million; proceeds from issuances of common stock from the exercise of options and purchases under our employee share purchase plan of $88.9 million; and an increase in interest-bearing deposits of $55.5 million.
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

Deferred Tax Valuation Allowance

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the realizability of our deferred tax assets on a quarterly basis to determine whether a valuation allowance is necessary and reduce such assets to the amount that is more likely than not to be realized. This evaluation requires significant judgment and involves the consideration of all available positive and negative evidence, including our historical operating results, the existence of cumulative losses in recent years, ongoing prudent and feasible tax planning strategies, and projections of future taxable income. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates.

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

Equity Price Risk

Marketable Equity Investments

Our marketable equity investments are investments held in publicly-traded companies and are measured using quoted prices in active markets which could result in volatility in our financial results in future periods. As of December 31, 2025, our marketable equity investments were immaterial. Adjustments are recorded in other (expense) income, net on the consolidated statements of operations and establish a new carrying value for the investment. A hypothetical 10% increase or decrease in the fair value of our marketable equity investments would not have a material effect on our financial results.

Non-Marketable Equity Investments

Our non-marketable equity investments are investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages. As such, we could lose our entire investment in these companies. Adjustments are recorded in other expense (income), net on the consolidated statements of operations and establish a new carrying value for the investment. As of December 31, 2025, the aggregate carrying value of our non-marketable equity investments included in other non-current assets was $423.2 million. A hypothetical 10% increase or decrease in the carrying value of our non-marketable equity investments would not have a material effect on our financial results.

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “Remeasurement loss (gain) on bitcoin investment” on the consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material and adverse effect on our financial results in future periods. As of December 31, 2025, the fair value of our bitcoin investment was $777.5 million, and for the year ended December 31, 2025 and 2024, we recognized a $55.9 million loss and a $420.9 million gain, respectively, from the remeasurement of our bitcoin investment.

Interest Rate Sensitivity

Our cash and cash equivalents, and marketable debt securities as of December 31, 2025 were held primarily in certificates of deposits, money market funds, U.S. government and agency securities, commercial paper, and corporate bonds. The fair value of our cash, cash equivalents, and marketable debt securities would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Additionally, we have the ability to hold these instruments until maturity if necessary to reduce our risk. Our Warehouse Facilities borrowings and any future borrowings incurred under the Credit Agreement both accrue interest at variable rates based on formulas tied to certain market rates at the time of incurrence. A hypothetical 10% increase or decrease in interest rates would not have a material effect on our financial results.

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

From time to time, we use foreign exchange derivative contracts to hedge a portion of our exposure to changes in currency exchange rates, which result from our global operating and financing activities. We do not use derivative financial instruments for trading or speculative purposes. Gains and losses from foreign currency transactions, as well as foreign exchange forward contracts, were not significant for any period presented in the consolidated financial statements included in this Form 10-K. We did not have any material gains and losses from foreign currency derivatives outstanding as of December 31, 2025. A hypothetical 10% increase or decrease in current exchange rates on our financial instruments would not have a material effect on our financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLOCK, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Block, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
As described in Notes 1 and 13 to the consolidated financial statements, the Company holds bitcoin for long term investment purposes ("bitcoin investment"). The Company remeasures its bitcoin investment at fair value at the end of each reporting period and as of December 31, 2025, the fair value of the Company’s bitcoin investment was $777.5 million.

The Company also allows its Cash App customers to store bitcoin in the Company’s digital wallets. No amounts are recognized on the consolidated balance sheets for bitcoin held for other parties. In the event such bitcoin was lost, the Company would be required to evaluate if a liability should be recorded under ASC 450, Contingencies. The Company has concluded that it has no probable liability for its custodial obligations to recognize as of December 31, 2025.

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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Block, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Block, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Block, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 26, 2026

BLOCK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,564,092	$8,075,247
Investments in short-term debt securities	517,777	403,426
Settlements receivable	1,359,983	1,060,966
Customer funds	4,771,824	4,182,872
Consumer receivables, net	2,670,322	2,504,879
Loans held for investment, net	3,382,957	365,062
Other current assets	3,589,925	3,287,749
Total current assets	22,856,880	19,880,201
Property and equipment, net	323,375	314,432
Goodwill	11,849,018	11,417,422
Acquired intangible assets, net	1,281,670	1,433,067
Investments in long-term debt securities	188,887	471,977
Bitcoin investment	777,515	792,282
Operating lease right-of-use assets	214,929	219,954
Deferred tax assets	1,302,776	1,800,994
Other non-current assets	754,837	447,266
Total assets	$39,549,887	$36,777,595
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$6,805,366	$5,837,152
Accrued expenses and other current liabilities	1,538,893	1,525,149
Current portion of long-term debt (Note 14)	1,573,259	999,497
Warehouse funding facilities, current	466,942	185,000
Total current liabilities	10,384,460	8,546,798
Deferred tax liabilities	1,173	162,435
Warehouse funding facilities, non-current	897,941	1,296,680
Long-term debt (Note 14)	5,715,759	5,105,939
Operating lease liabilities, non-current	257,126	278,617
Other non-current liabilities	123,546	152,164
Total liabilities	17,380,005	15,542,633
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at December 31, 2025 and December 31, 2024. None issued and outstanding at December 31, 2025 and December 31, 2024.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at December 31, 2025 and December 31, 2024; 542,085 and 559,606 issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at December 31, 2025 and December 31, 2024; 59,993 and 60,070 issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	18,895,405	19,900,379
Accumulated other comprehensive loss	(365,381)	(1,001,065)
Retained earnings	3,674,254	2,368,618
Total stockholders’ equity attributable to common stockholders	22,204,278	21,267,932
Noncontrolling interests	(34,396)	(32,970)
Total stockholders’ equity	22,169,882	21,234,962
Total liabilities and stockholders’ equity	$39,549,887	$36,777,595

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Commerce enablement revenue	$11,514,162	$10,512,453	$9,530,040
Financial solutions revenue	4,176,734	3,250,817	2,717,261
Bitcoin ecosystem revenue	8,502,787	10,357,783	9,668,322
Total net revenue	24,193,683	24,121,053	21,915,623
Cost of revenue:
Commerce enablement costs	5,353,254	4,913,124	4,692,094
Financial solutions costs	339,878	311,209	292,017
Bitcoin ecosystem costs	8,083,772	9,939,320	9,353,797
Amortization of acquired technology assets	56,850	68,364	72,829
Total cost of revenue	13,833,754	15,232,017	14,410,737
Gross profit	10,359,929	8,889,036	7,504,886
Operating expenses:
Product development	2,907,889	2,914,415	2,720,819
Sales and marketing	2,273,072	1,984,265	2,019,009
General and administrative	1,997,587	2,149,099	2,209,190
Transaction, loan, and consumer receivable losses	1,337,246	794,221	660,663
Amortization of customer and other acquired intangible assets	135,729	154,709	174,044
Total operating expenses	8,651,523	7,996,709	7,783,725
Operating income (loss)	1,708,406	892,327	(278,839)
Interest expense (income), net	129,363	9,302	(47,221)
Remeasurement loss (gain) on bitcoin investment	55,900	(420,918)	(207,084)
Other expense (income), net	(166,768)	(53,211)	4,609
Income (loss) before income tax	1,689,911	1,357,154	(29,143)
Provision for (benefit from) income taxes (i)	385,701	(1,509,343)	(8,019)
Net income (loss)	1,304,210	2,866,497	(21,124)
Less: Net loss attributable to noncontrolling interests	(1,426)	(30,550)	(30,896)
Net income attributable to common stockholders	$1,305,636	$2,897,047	$9,772

Net income per share attributable to common stockholders:
Basic	$2.13	$4.70	$0.02
Diluted	$2.10	$4.56	$0.02
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	612,243	616,993	608,856
Diluted	622,838	636,390	614,024

(i) Includes benefits from income taxes of $1.9 billion in fiscal 2024 related to both the release of the Company's valuation allowance associated with certain federal and state deferred tax assets as well as the recognition of deferred tax assets as part of internal legal entity restructuring efforts. Refer to Note 15, Income Taxes within the Notes to the Consolidated Financial Statements for further details.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$1,304,210	$2,866,497	$(21,124)
Net foreign currency translation adjustments	636,174	(628,507)	104,728
Net unrealized gain (loss) on marketable debt securities, net of tax	(490)	5,749	40,055
Total comprehensive income	$1,939,894	$2,243,739	$123,659

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained earnings (accumulated	Noncontrolling	Total stockholders’
	shares	capital	loss	deficit)	interests	equity
Balance at December 31, 2022	600,060	$18,314,681	$(523,090)	$(568,712)	$28,476	$17,251,355
Cumulative adjustment due to adoption of ASU 2023-08	—	—	—	30,511	—	30,511
Net income (loss)	—	—	—	9,772	(30,896)	(21,124)
Shares issued in connection with employee stock plans	18,055	130,433	—	—		130,433
Repurchases of common stock	(2,466)	(156,812)	—	—	—	(156,812)
Change in other comprehensive loss	—	—	144,783	—	—	144,783
Share-based compensation	—	1,307,032	—	—	—	1,307,032
Issuance of common stock in connection with business combinations	172	6,658	—	—	—	6,658
Balance at December 31, 2023	615,821	$19,601,992	$(378,307)	$(528,429)	$(2,420)	$18,692,836
Net income (loss)	—	—	—	2,897,047	(30,550)	2,866,497
Shares issued in connection with employee stock plans	20,799	154,779	—	—	—	154,779
Repurchases of common stock	(16,944)	(1,170,339)	—	—	—	(1,170,339)
Change in other comprehensive loss	—	—	(622,758)	—	—	(622,758)
Share-based compensation	—	1,313,947	—	—	—	1,313,947
Balance at December 31, 2024	619,676	$19,900,379	$(1,001,065)	$2,368,618	$(32,970)	$21,234,962
Net income (loss)	—	—	—	1,305,636	(1,426)	1,304,210
Shares issued in connection with employee stock plans	18,904	88,943	—	—	—	88,943
Repurchases of common stock, including excise tax	(36,502)	(2,341,161)	—	—	—	(2,341,161)
Change in other comprehensive loss	—	—	635,684	—	—	635,684
Share-based compensation	—	1,247,244	—	—	—	1,247,244
Balance at December 31, 2025	602,078	$18,895,405	$(365,381)	$3,674,254	$(34,396)	$22,169,882

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,304,210	$2,866,497	$(21,124)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	369,529	376,127	408,560
Amortization of discounts and premiums and other non-cash adjustments	(1,137,906)	(1,099,024)	(984,442)
Non-cash lease expense	56,687	72,055	144,198
Share-based compensation	1,215,480	1,272,779	1,276,097
Loss (gain) on revaluation of equity investments	(172,256)	(32,245)	16,523
Remeasurement loss (gain) on bitcoin investment	55,900	(420,918)	(207,084)
Transaction, loan, and consumer receivable losses	1,337,246	794,221	660,663
Change in deferred income taxes	335,038	(1,665,812)	(85,879)
Goodwill and intangible asset impairment	—	133,853	132,313
Purchases and originations of loans originally classified as held for sale	(14,191,399)	(15,210,746)	(8,586,293)
Proceeds from repayments of loans originally classified as held for sale	14,248,689	14,413,277	8,032,687
Changes in operating assets and liabilities:
Settlements receivable	(487,316)	1,947,849	(1,108,529)
Customers payable	373,925	(1,853,872)	1,256,578
Settlements payable	(330)	(8,139)	(454,036)
Prepaid expenses	(159,364)	(28,573)	40,492
Other assets and liabilities	(568,419)	150,021	(419,763)
Net cash provided by operating activities	2,579,714	1,707,350	100,961
Cash flows from investing activities:
Purchases of marketable debt securities	(700,777)	(1,197,804)	(1,126,615)
Proceeds from maturities of marketable debt securities	468,980	1,005,580	1,387,830
Proceeds from sale of marketable debt securities	409,387	446,076	339,095
Payments for originations of consumer receivables	(32,145,232)	(29,318,390)	(23,968,787)
Proceeds from principal repayments and sales of consumer receivables	32,934,204	29,922,371	24,241,651
Purchases and originations of loans originally classified as held for investment	(17,629,689)	—	—
Proceeds from repayments of loans originally classified as held for investment	14,080,787	—	—
Purchases of property and equipment	(155,038)	(153,947)	(151,151)
Purchases of other investments	(64,554)	(53,934)	(38,822)
Net cash provided by (used in) investing activities	(2,801,932)	649,952	683,201

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

BLOCK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from issuance of senior notes	2,200,000	2,000,000	—
Payments of debt issuance costs from issuance of senior notes	(28,346)	(26,619)	—
Payments to redeem convertible notes	(1,000,624)	—	(461,761)
Proceeds from warehouse facilities borrowings	1,305,288	1,255,745	1,387,662
Repayments of warehouse facilities borrowings	(1,456,869)	(1,329,729)	(1,118,083)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	88,943	154,779	130,433
Net increase in interest-bearing deposits	55,548	74,856	25,135
Repurchases of common stock	(2,330,661)	(1,170,339)	(156,812)
Other financing activities	(35,330)	(18,473)	(36,817)
Change in customer funds, restricted from use in the Company's operations	588,952	1,012,442	(9,894)
Net cash provided by (used in) financing activities	(613,099)	1,952,662	(240,137)
Effect of foreign exchange rate on cash and cash equivalents	86,081	(88,539)	29,156
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	(749,236)	4,221,425	573,181
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	13,230,512	9,009,087	8,435,906
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$12,481,276	$13,230,512	$9,009,087

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$6,564,092	$8,075,247	$4,996,465
Short-term restricted cash	1,071,574	902,478	770,380
Long-term restricted cash	73,786	69,915	71,812
Customer funds cash and cash equivalents	4,771,824	4,182,872	3,170,430
Total	$12,481,276	$13,230,512	$9,009,087

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

Block was founded in 2009 and has offices globally. The Company operates under a distributed work model and does not designate a headquarters location.

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

Reclassifications

Certain prior period amounts reported in our consolidated statements of operations and notes thereto have been reclassified to conform to the current year presentation.

The reclassifications in the consolidated statements of operations primarily represent changes to present revenue line items consisting of Commerce enablement, Financial solutions, and Bitcoin ecosystem. The Company believes this updated presentation will improve the usefulness of the financial information for the reader and is more reflective of the business today.

The presentation of cost of revenues has been conformed to reflect the changes related to the presentation of revenues. Such reclassifications related to the presentation of revenues and cost of revenues had no impact on total revenues, gross profit, operating income, or net income previously reported.

Refer to Significant Accounting Policies below for further details on the Company’s revenue recognition and cost of revenue.

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

Estimates, judgments, and assumptions in these consolidated financial statements include, but are not limited to, those related to accrued transaction losses, contingencies, including outcomes from claims and disputes, valuation of loans held for sale, valuation of goodwill and acquired intangible assets, determination of goodwill and intangible asset impairment charges, determination of allowance for credit losses for loans held for investment, determination of allowance for credit losses for consumer receivables, allocation of acquired goodwill to reporting units, income and other taxes, operating lease right-of-use assets and related liabilities, severance and restructuring charges, and share-based compensation.

The Company's estimates of valuation of loans held for sale, allowance for credit losses associated with consumer receivables and loans held for investment, and accrued transaction losses are based on historical experience, adjusted for market data relevant to the current economic environment. The Company will continue to update its estimates as developments occur and additional information is obtained. Refer to Note 5, Fair Value Measurements for further details on amortized cost and fair value of the loans; Note 6, Consumer Receivables, net for further details on consumer receivables; Note 7, Customer Loans for further details on customer loans, and Note 11, Other Consolidated Balance Sheet Components (Current) for further details on transaction losses.

Concentration of Credit Risk

For the years ended December 31, 2025, 2024, and 2023, the Company had no customer that accounted for greater than 10% of total net revenue.

As of December 31, 2025, the Company had four third-party payment processors that represented approximately 36%, 25%, 11% and 10% of settlements receivable, respectively. As of December 31, 2024, the Company had three third-party payment processors that represented approximately 42%, 17%, and 13% of settlements receivable, respectively. In both years, all other third-party processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of Accounting Standards Codification ("ASC") 810, Consolidation (“ASC 810”), there are two models for determining whether a subsidiary is to be consolidated. Under the voting interest model, we consolidate entities where we are deemed to have a controlling financial interest. We also consolidate any variable interest entity (“VIE”) where we are deemed to be the primary beneficiary. The primary beneficiary is the party that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As described in Note 14, Indebtedness, we have formed wholly owned Warehouse Special Purpose Entities ("SPEs"), which qualify as VIEs under ASC 810. We have determined that we are the primary beneficiary of all Warehouse SPEs, which we therefore consolidate. We evaluate our relationships with all the VIEs on an ongoing basis to determine if we continue to be the primary beneficiary. As of December 31, 2025 and 2024, the Company had $426.9 million and $402.9 million, respectively, in restricted cash related to VIE's. All intercompany transactions and balances have been eliminated upon consolidation.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company has elected a policy to exclude from the transaction price all sales taxes assessed by governmental authorities and, as a result, revenue is presented net of tax. For the Company's lending products, revenue is recognized over the life of the loan or receivable.

Commerce Enablement Revenue

Commerce enablement revenue is primarily comprised of revenue the Company generates from transaction fees related to Square payments, software, and hardware, Cash App Card, Cash App Pay, the Company’s BNPL products, Cash App Business accounts, TIDAL, and various other software as a service (“SaaS”) products.

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

Revenue from Square hardware includes revenue from sales of magstripe readers, contactless and chip readers, Square Stand, Square Register, Square Terminal, and third-party peripherals. Third-party peripherals include cash drawers, receipt printers, scales, and barcode scanners, all of which can be integrated with Square Stand, Square Register, or Square Terminal to provide a comprehensive point-of-sale solution. The Company generates revenue through the sale of Square hardware through e-commerce and through its retail distribution channels. The Company satisfies its performance obligation upon delivery of Square hardware to its customers which include end user customers, distributors, and retailers. The Company allows for customer returns, which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized. The Company invoices end user customers upon delivery of the products to customers, and payments from such customers are due upon invoicing. Distributors and retailers have payment terms that range from 30 to 90 days after delivery.

SaaS represents software products and solutions that provide customers with access to various technologies for a fee, which is recognized as revenue ratably as the service is provided. The Company's contracts with customers are generally for a term of one month and renew automatically each month. The Company invoices its customers monthly. The Company considers that it satisfies its performance obligations over time each month as it provides the SaaS services to customers and hence recognizes revenue ratably over the month.

The Company also charges certain Cash App customers making peer-to-peer transactions using business accounts, or funding transactions with a credit card, a transaction fee that is generally calculated as a percentage of the total transaction amount processed. The Company collects the transaction amount from the customer's Cash App account, net of incurring interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions. The Company retains its fees and remits the net amount to the customers. The Company satisfies its performance obligation upon settlement of the transaction to the customer.

Cash App Card offers customers the ability to store funds in Cash App and subsequently use these funds via a Visa debit card that is linked to the balance the customer stores in Cash App. The Company earns interchange fees when a Cash App Card is used to make a purchase, which are paid by the merchant's bank and subsequently passed through to the Company by its third-party partners. Revenue is recognized for a Cash App Card transaction when charged and the Company has successfully authorized the transaction. The Company recognizes interchange revenue as a principal in the arrangement based on its control over the transaction authorization and third-party partners used to fulfill the transaction settlement.

Cash App Pay offers Cash App customers the ability to make payments, without a physical card, using their stored funds directly to eligible merchants that have enabled Cash App as a checkout option. The Company earns processing fees directly from merchants or its integrated third-party payment service provider, typically calculated as a percentage of the transaction volume plus a fixed fee per transaction. The Company recognizes processing revenues as the principal in the arrangement to complete the payment transaction.

Through our BNPL products, consumers can pay for their purchases over time by splitting their purchase price into generally three or four installments, typically due in two-week increments, without paying fees (if payments are made on time). The Company generally pays the seller the full order value upfront, less taxes, if applicable, and less a merchant fee, which consists of fixed and variable rates as contracted with the sellers. The Company also incurs other costs such as fees paid to third-party partners and processing fees to complete the consumer purchase transaction. The Company generally assumes non-repayment risk from the consumers. The Company initially recognizes a consumer receivable equal to net amounts paid to the seller plus any costs incurred to originate the consumer receivable. The Company recognizes the merchant fee less costs incurred to originate the consumer receivables as revenue using the effective interest method over the life of the consumer receivable. The effective interest rate is determined based on estimated future cash receipts over the expected life of the consumer receivable, having consideration for the historical repayment pattern of the consumer receivables on a portfolio basis. For the majority of the Company's BNPL products, consumers are not charged interest or fees, other than late fees which may be charged in certain regions by the Company as an incentive to encourage consumers to pay their outstanding balances as and when they fall due. The Company also offers the ability for consumers to pay for larger transaction sizes over a three-, six-, twelve-, or twenty-four-month period using a monthly payment option, which includes no late fees and no compounding interest with a cap on total interest owed. The Company sells certain consumer receivables to a third-party investor and records the gain or loss on sale as revenue within commerce enablement revenue. Additionally, the Company is retained to service the consumer receivables and earns a servicing fee, which is recorded within commerce enablement revenue as the services are delivered. Additionally, the Company offers a post-purchase option ("Afterpay Post-Purchase"), which allows Cash App users to retroactively convert purchases into installment payments, typically due over a three to four week period, for which the Company charges a flat finance fee that is recognized as revenue over the life of the loan.

Through its BNPL products, the Company also has an ads and affiliate program for its merchants. For affiliate relationships, the Company receives a commission when a consumer completes a purchase using its BNPL products, which is recognized as a fee earned in connection with the origination of a consumer receivable and recognized as revenue using the effective interest method. The Company may also receive digital advertising revenue on clicks, typically earned on a cost per click (“CPC”) basis, to merchant sites through its BNPL products, in addition to flat fees for premium ad placements. Revenue from CPC arrangements are generally recognized in the period the user click is delivered.

TIDAL primarily generates revenue from subscriptions to its customers, and such subscriptions allow access to the song library, video library, and improved sound quality. Customers can subscribe to services directly from the TIDAL website, through the Apple store, or through Google Play. With both offerings, the Company charges customers a monthly fee for those subscription services, which is recognized ratably as revenue as the service is provided.

Financial Solutions Revenue

Financial solutions revenue is primarily comprised of revenue the Company generates from Cash App Instant Deposit, ATM withdrawal fees, Cash App Borrow, interest earned on customer funds, and Square Loans.

Instant Deposit is a functionality within Cash App and the Company's managed payments solution that enables customers, including individuals and sellers, to instantly deposit funds into their bank accounts for a percentage-based fee of the amounts deposited. Additionally, the Company charges the customer a per transaction fee when they instantly deposit funds to their bank account or withdraw funds from an ATM. Revenue related to Instant Deposit and ATM withdrawal fees is recognized upon settlement of the transaction. While the Company is restricted from using the stored funds in the Company's operations, the Company may invest a portion of these funds in short-term marketable debt securities to generate interest income which is reported as revenue. Interest earned on customer funds related to Cash App Card was $192.1 million, $185.2 million, and $142.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Cash App Borrow allows customers to access short-term loans for a fee. The loans are repaid at the end of the loan term and customers may elect to prepay all or a part of the outstanding balance. If the outstanding balance is not paid when due, late fees in the form of interest may be charged. Historically, these short-term loans were facilitated through a partnership with a third-party industrial bank. The loans were originated by the bank partner, from whom the Company purchased the loans obtaining all rights, title, and interest. Beginning in the second quarter of 2025, the Company also began originating Cash App Borrow loans through the Company's subsidiary, Square Financial Services, Inc. ("Square Financial Services"), which is an industrial loan company. Net amounts paid to the bank are recorded as the cost of the loans purchased, and amounts collected in excess of the carrying value are recognized as revenue over the life of the loans.

Square Loans facilitates loans to qualified Square sellers through Square Financial Services. The loans are either repaid through withholding a percentage of the collections of the seller's receivables processed by the Company ("flex loans") or a specified monthly amount ("term loans"). The Company generally utilizes a pre-qualification process that includes an analysis of the aggregated data of the seller’s business which includes, but is not limited to, the seller’s historical processing volumes, transaction count, chargebacks, growth, and length of time as a Square customer. Generally, the loans have no stated coupon rate but the seller is charged a one-time origination fee based upon their risk rating, which is derived primarily from processing activity. For some of the loans, it is the Company’s intent to sell all of its rights, title, and interest of these loans to third-party investors for an upfront fee when the loans are sold. The Company records the amounts advanced to the customers or the net amounts paid to purchase the loans as the cost of the loans. Subsequently, the Company records a gain on sale of the loans to the third-party investors as revenue upon transfer of title. The Company is retained by the third-party investors to service the loans and earns a servicing fee for facilitating the repayment of these loans through its managed payments solutions. The Company records servicing revenue as servicing is delivered. For the loans which are not immediately sold to third-party investors or for which the Company has the intent and ability to hold through maturity, interest and fees earned are recognized as revenue using the effective interest method.

Bitcoin Ecosystem Revenue

Bitcoin ecosystem revenue primarily consists of revenue the Company generates from customer purchases of bitcoin within Cash App, Proto, and bitcoin withdrawal fees.

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

Proto revenue is primarily from the sale of mining systems to a customer engaged in bitcoin mining activities. A mining system comprises a chassis unit with a 6- or 9-hashboard configuration containing Company-developed mining chips. The Company recognizes revenue from mining system sales when control of the completed system transfers to the customer, which is at the point in time the system is delivered to the customer. The majority of the transaction price is due prior to shipment, and the sale of mining systems is not subject to a return policy. The Company offers a standard product warranty that the product will operate under normal use for a period of one year.

Bitcoin withdrawal is a functionality within Cash App that enables customers to withdraw bitcoin stored on Cash App to a third-party wallet. The Company charges customers a fee for the option of faster withdrawal speeds.

Cost of Revenue

Commerce Enablement Costs

Commerce enablement costs consist primarily of interchange and assessment fees, processing fees, and bank settlement fees paid to third-party payment processors and financial institutions, as well as costs associated with the Company’s BNPL products, TIDAL, and Square hardware and software.

Financial Solutions Costs

Financial solutions costs consist primarily of partnership fees related to Cash App, including Instant Deposit and ATM withdrawals.

Bitcoin Ecosystem Costs

Bitcoin ecosystem costs primarily consist of the total amount the Company pays to purchase bitcoin that is sold to customers, which fluctuate in line with revenue related to customer purchases of bitcoin, as well as costs associated with Proto.

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

Severance and Other Restructuring Expenses

The Company records severance-related expenses once they are both probable and estimable in accordance with the provisions of the applicable accounting guidance for severance provided under an ongoing benefit arrangement. One-time involuntary benefit arrangements and other costs are generally recognized in the period in which the liability is incurred. The Company recorded $78.6 million, $26.8 million, and $104.0 million of severance and other related expenses for the years ended December 31, 2025, 2024, and 2023, respectively, as part of product development, sales and marketing, and general and administrative within the Company's operating expenses. The Company also assesses its assets for impairment in connection with restructuring and other exit activities when the carrying amount of the related assets may not be fully recoverable, in accordance with the appropriate accounting guidance.

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the consolidated statements of operations. Total advertising costs for the years ended December 31, 2025, 2024, and 2023 were $478.4 million, $338.1 million, and $360.1 million, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are expensed as incurred. The Company recorded $904.0 million, $889.9 million, and $898.3 million for the years ended December 31, 2025, 2024, and 2023, respectively, for such expenses.

Share-based Compensation

Share-based compensation expense relates to stock options, restricted stock units ("RSUs"), and purchases under the Company’s Amended and Restated 2015 Employee Stock Purchase Plan ("ESPP"), which is measured based on the grant-date fair value. The fair value of RSUs is determined by the closing price of the Company’s common stock on each grant date. The fair value of stock options and ESPP shares granted to employees is estimated on the date of grant using the Black-Scholes-Merton option valuation model. This share-based compensation expense valuation model requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s stock, expected risk-free interest rate, and expected dividends. The Company uses historical exercise information and contractual terms of options to estimate the expected term. Expected volatility is a blend of implied volatility based on publicly traded options on our common stock and historical volatility based on a weighted-average of the historical volatilities of the Company's common stock. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Generally, share-based compensation expense is recorded on a straight-line basis over the requisite service period. RSUs typically vest over a term of four years. The Company accounts for forfeitures as they occur.

Interest Income and Expense

Interest income consists of interest income from the Company's investment in marketable debt securities and was $127.1 million, $156.2 million, and $126.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest expense consists primarily of the Company's long-term debt and was $256.4 million and $165.5 million for the years ended December 31, 2025 and 2024, respectively. Interest expense was immaterial for the year ended December 31, 2023.

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

Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as a component of Other expense (income), net on the consolidated statements of operations.

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

The Company's short-term restricted cash was $1.1 billion and $902.5 million as of December 31, 2025 and 2024, respectively. The majority of the balance as of December 31, 2025 was comprised of cash at the wholly-owned consolidated entities used in the warehouse funding facility arrangements. This restricted cash will be used to pay the borrowings under the warehouse funding facilities or will be distributed to the Company. The Company's total restricted cash also includes pledged cash deposits in accounts at the financial institutions that process the Company's sellers' payment transactions and collateral pursuant to various agreements with banks relating to the Company's products. The Company uses restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments.

The Company's long-term restricted cash of $73.8 million and $69.9 million as of December 31, 2025 and December 31, 2024, respectively, is primarily related to cash held as collateral as required by the FDIC for Square Financial Services. The Company has recorded these amounts as non-current assets on the consolidated balance sheets as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

Customer Funds

Customer funds represent customers' stored balances that customers would later use to send money or make payments, or customers cash in transit. As discussed under section titled Financial Solutions Revenue accounting policy above, under the terms of service associated with these funds, the Company is restricted from using the funds in the Company's operations, but may invest these funds in short-term marketable debt securities to earn interest. Refer to Note 4, Customer Funds for more details.

Investments in Marketable Debt Securities

The Company's short-term and long-term investments include marketable debt securities such as government and agency securities, corporate bonds, commercial paper, certificates of deposit, and municipal securities. The Company determines the appropriate classification of its investments in marketable debt securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale and carries these investments at fair value, reporting the unrealized gains and losses, net of taxes, as a component of stockholders’ equity. The U.S. government and U.S. agency securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies. The corporate bonds are issued by highly rated entities. The foreign government securities are issued by highly rated international entities. The Company has the ability and intent to hold these investments with unrealized losses for a reasonable period of time, sufficient for the recovery of their amortized cost bases, which may be at maturity. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method, and records such gains and losses as a component of other expense (income), net on the consolidated statements of operations.

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

Customer Loans

Loan products consist primarily of Square Loans and Cash App Borrow products, which are described in detail under the sections titled Financial Solutions Revenue and Commerce Enablement Revenue, respectively, above.

The Company classifies customer loans as loans held for sale when the Company has the intent to sell all of its rights, title, and interest in these loans to third-party investors, and there is an available market for such loans. The Company classifies customer loans as loans held for investment when the Company has both the intent and ability to hold for the foreseeable future, or until maturity or payoff. Loans held for sale by Square Financial Services that are not sold after two business days from origination are reclassified as held for investment. For the year ended December 31, 2025, $1.1 billion of total loan balances was reclassified from loans held for sale to loans held for investment. For the years ended December 31, 2025, 2024 and 2023, net gains on sales of loans were $255.8 million, $236.8 million, and $196.1 million respectively. Loans classified as held for sale at origination are disclosed as a component of cash flows from operating activities, while loans classified as held for investment at origination are disclosed as a component of cash flows from investing activities.

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

Consumer Receivables

The Company evaluates its consumer receivables as a single homogeneous portfolio as it is comprised of a single product type, point-of-sale unsecured installment loans. The Company classifies consumer receivables as held for investment when the Company has the intent and ability to hold these investments for the foreseeable future or until maturity or payoff. The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the year ended December 31, 2025, $840.0 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties. Net losses on sales of consumer receivables were immaterial for the years ended December 31, 2025, 2024 and 2023. Consumer receivables are reported at amortized cost, which includes the cost to originate the consumer receivables, adjusted for unearned merchant fees, origination costs, charge-offs, and the allowance for credit losses. Refer to Note 6, Consumer Receivables, net for more information.

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

Inventory

Inventory consists of contactless and chip readers, chip card readers, Square Stand, Square Register, Square Terminal, third-party peripherals, Bitkey hardware devices, and bitcoin mining systems related to Proto, as well as component parts that are used to manufacture these products. Inventory is stated at the lower of cost (generally on a first-in, first-out basis) or net realizable value. Inventory that is obsolete or in excess of forecasted usage is written down to its net realizable value based on the estimated selling prices in the ordinary course of business. The Company's inventory is held at third-party warehouses and contract manufacturer premises.

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

The Company’s bitcoin investment is initially recorded at cost, inclusive of transaction costs, and the Company uses the ‘first-in, first-out’ method to determine the cost basis. Subsequently, the Company remeasures its bitcoin investment at fair value at the end of each reporting period. Changes in fair value are recognized in net income through "Remeasurement loss (gain) on bitcoin investment" in the Company’s consolidated statements of operations. For the year ended December 31, 2025, the Company has purchased an approximate cumulative $41.1 million in bitcoin for investment purposes. For the years ended December 31, 2025 and 2024, the Company recognized a loss of $55.9 million and gain of $420.9 million, respectively, from the remeasurement of the Company's bitcoin investment.

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs, and the Company uses ‘first-in, first-out’ as its method of determining the cost basis. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin ecosystem revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company.

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

Customers Payable

Customers payable represents the transaction amounts, less revenue earned by the Company, owed to sellers or Cash App customers. The payable amount consists of amounts owed to customers due to timing differences as the Company typically settles within one business day, amounts held by the Company in accordance with its risk management policies, and amounts held for customers who have not yet linked a bank account. This balance also includes the Company's liability for customer funds held on deposit in Cash App and balances related to Square Card.

Accrued Transaction Losses

The Company is exposed to potential credit losses related to transactions processed by sellers that are subsequently subject to chargebacks when the Company is unable to collect from the sellers primarily due to insolvency, disputes between a seller and their customer, or due to fraudulent transactions. Accrued transaction losses also include estimated losses on Cash App activity related to peer-to-peer payments sent from a credit card, Cash App Business, and Cash App Card. Generally, the Company estimates the potential loss rates based on historical experience that is continuously adjusted for new information and incorporates, where applicable, reasonable and supportable forecasts about future expectations. The Company also considers other relevant market data in developing such estimates and assumptions. Additions to the reserve are reflected in current operating results, while realized losses are offset against the reserve. These amounts are classified within transaction, loan, and consumer receivable losses on the consolidated statements of operations, except for the amounts associated with the peer-to-peer service offered to Cash App customers for free that are classified within sales and marketing expenses as the Company considers these to be marketing costs to encourage the usage of Cash App.

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

Segments

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. The Company's CODM is the Block Head and Chairperson. The Company has two reportable segments, Square and Cash App. Products and services that are not assigned to a specific reportable segment, including, but not limited to, TIDAL and other emerging ecosystems, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•    Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card, which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM, as well as Cash App Borrow. Cash App also includes all BNPL products.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The Company adopted this guidance effective for the annual reporting period beginning January 1, 2025. The adoption of ASU 2023-09 impacts the Company’s annual disclosures only, which are reflected in herein. Refer to Note 15, Income Taxes for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue from contracts with customers:
Commerce enablement revenue	$10,100,198	$9,298,307	$8,618,519
Financial solutions revenue	2,260,121	2,165,553	2,003,765
Bitcoin ecosystem revenue	8,502,787	10,357,783	9,668,322
Revenue from other sources: (i)
Commerce enablement revenue	1,413,964	1,214,146	911,521
Financial solutions revenue	1,916,613	1,085,264	713,496
Total net revenue	$24,193,683	$24,121,053	$21,915,623

(i) Revenue from other sources relates to revenue generated from the Company's Square Loans, Cash App Borrow loans, consumer receivables originated through, and affiliate relationship revenue from, our BNPL products, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services, Inc., which is a Utah state-chartered industrial loan company ("Square Financial Services").

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments in debt securities as of December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$19,017	$18	$—	$19,035
Corporate bonds	58,954	165	—	59,119
Commercial paper	92,655	—	—	92,655
Municipal securities	130	—	—	130
Certificates of deposit	2,211	—	—	2,211
U.S. government securities	343,923	707	(3)	344,627
Total	$516,890	$890	$(3)	$517,777

Long-term debt securities:
Corporate bonds	$81,332	$139	$(2)	$81,469
Municipal securities	7,167	28	(244)	6,951
U.S. government securities	99,981	486	—	100,467
Total	$188,480	$653	$(246)	$188,887

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$34,454	$15	$(1)	$34,468
Corporate bonds	160,238	248	(96)	160,390
Commercial paper	333	—	—	333
Municipal securities	398	1	—	399
Certificates of deposit	1,051	—	—	1,051
U.S. government securities	206,340	449	(4)	206,785
Total	$402,814	$713	$(101)	$403,426

Long-term debt securities:
U.S. agency securities	$49,017	$23	$(10)	$49,030
Corporate bonds	195,035	693	(384)	195,344
Municipal securities	4,592	4	(251)	4,345
U.S. government securities	222,164	1,218	(124)	223,258
Total	$470,808	$1,938	$(769)	$471,977

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2025 and 2024, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	December 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$17	$—	$—	$—	$17	$—
Corporate bonds	3,508	—	—	—	3,508	—
U.S. government securities	11,998	(3)	—	—	11,998	(3)
Total	$15,523	$(3)	$—	$—	$15,523	$(3)

Long-term debt securities:
Corporate bonds	$4,539	$(2)	$—	$—	$4,539	$(2)
Municipal securities	3,274	(98)	1,235	(146)	4,509	(244)
Total	$7,813	$(100)	$1,235	$(146)	$9,048	$(246)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$18,954	$(1)	$—	$—	$18,954	$(1)
Corporate bonds	50,905	(93)	1,995	(3)	52,900	(96)
U.S. government securities	—	—	3,994	(4)	3,994	(4)
Total	$69,859	$(94)	$5,989	$(7)	$75,848	$(101)

Long-term debt securities:
U.S. agency securities	$9,990	$(10)	$—	$—	$9,990	$(10)
Corporate bonds	80,550	(384)	—	—	80,550	(384)
Municipal securities	2,848	(128)	363	(123)	3,211	(251)
U.S. government securities	58,681	(124)	—	—	58,681	(124)
Total	$152,069	$(646)	$363	$(123)	$152,432	$(769)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of December 31, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$516,890	$517,777
Due after one year to five years	181,313	181,936
Due after five years	7,167	6,951
Total	$705,370	$706,664

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	December 31, 2025	December 31, 2024
Cash	$3,663,727	$3,195,253
Cash equivalents:
Money market funds	—	4,645
Reverse repurchase agreement (i)	1,108,097	982,974
Total customer funds	$4,771,824	$4,182,872

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$608,807	$—	$—	$857,196	$—	$—
U.S. government securities	4,963	—	—	26,951	—	—
Commercial paper	—	64,805	—	—	509	—
Corporate bonds	—	276	—	—	—	—
Restricted Cash:
Money market funds	293,514	—	—	319,800	—	—
Customer funds:
Money market funds	—	—	—	4,645	—	—
Reverse repurchase agreement	1,108,097	—	—	982,974	—	—
Short-term debt securities:
U.S. government securities	344,627	—	—	206,785	—	—
Corporate bonds	—	59,119	—	—	160,390	—
U.S. agency securities	—	19,035	—	—	34,468	—
Commercial paper	—	92,655	—	—	333	—
Municipal securities	—	130	—	—	399	—
Certificates of deposit	—	2,211	—	—	1,051	—
Long-term debt securities:
U.S. government securities	100,467	—	—	223,258	—	—
Corporate bonds	—	81,469	—	—	195,344	—
U.S. agency securities	—	—	—	—	49,030	—
Municipal securities	—	6,951	—	—	4,345	—
Other:
Bitcoin investment	777,515	—	—	792,282	—	—
Investment in marketable equity securities	5,225	—	—	5,407	—	—
Total	$3,243,215	$326,651	$—	$3,419,298	$445,869	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$998,827	$993,144	$996,017	$960,589
2030 Senior Notes	1,185,533	1,209,528	—	—
2031 Senior Notes	992,372	932,095	990,971	873,868
2032 Senior Notes	1,977,734	2,057,081	1,975,026	1,999,220
2033 Senior Notes	987,581	1,013,732	—	—
2025 Convertible Notes	—	—	999,497	991,941
2026 Convertible Notes	574,432	566,103	572,723	533,154
2027 Convertible Notes	572,539	530,171	571,202	497,517
Total	$7,289,018	$7,301,854	$6,105,436	$5,856,289

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$782,966	$812,658	$1,111,107	$1,112,746
Loans held for investment	3,382,957	3,445,631	365,062	382,542
Total	$4,165,923	$4,258,289	$1,476,169	$1,495,288

For the years ended December 31, 2025, 2024, and 2023, the Company recorded incremental charges for the excess of amortized cost over the fair value of the loans of $263.0 million, $290.2 million, and $111.2 million, respectively. To determine the fair value of the loans held for sale, the Company utilizes discounted cash flow valuation modeling, taking into account the probability of default and estimated timing and amounts of periodic repayments. In estimating the expected timing and amounts of the future periodic repayments for the loans outstanding, the Company considered other relevant market data in developing such estimates and assumptions. As of December 31, 2025, there were no material changes to the Company's estimates of fair value, and the Company will continue to evaluate facts and circumstances that could impact its estimates and affect its results of operations in future periods.

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the years ended December 31, 2025, 2024, and 2023, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET
Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed using the Company's BNPL products. Further discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified rated consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of December 31, 2025, the amortized cost of Pass rated consumer receivables was $2.8 billion and the amount of Classified consumer receivables was $131.0 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	December 31, 2025	December 31, 2024
Non-delinquent loans	$2,416,017	$2,227,348
1 - 60 days past due	363,165	369,173
61 - 90 days past due	29,984	29,334
90+ days past due	101,021	80,817
Total amortized cost	$2,910,187	$2,706,672

The amount listed as 1 - 60 days past due in the above table includes $245.4 million and $266.7 million of cash in transit as of December 31, 2025 and December 31, 2024, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the consolidated statements of operations in the period they were recovered. The amount of recoveries for the year ended December 31, 2025 and December 31, 2024 were immaterial.

The following table summarizes activity in the consumer receivable allowance for credit losses (in thousands):

	Year Ended December 31,
	2025	2024
Allowance for credit losses, beginning of the period	$201,793	$185,275
Provision for credit losses	333,845	293,921
Charge-offs and other adjustments	(302,626)	(271,727)
Foreign exchange effect	6,853	(5,676)
Allowance for credit losses, end of the period	$239,865	$201,793

NOTE 7 - CUSTOMER LOANS

Customer loans primarily consist of Square Loans, Cash App Borrow, and Afterpay Post-Purchase products. Square Loans are originated by the Company’s wholly-owned subsidiary, Square Financial Services, to qualified Square sellers. The majority of Square Loans are sold to third-party investors with a portion retained on the Company’s balance sheet. Cash App Borrow and Afterpay Post-Purchase are credit products for consumers that allow customers to access short-term loans for a fee. Historically, these loans were originated through a partnership with a third-party industrial bank, from whom the Company purchased the loans obtaining all rights, title, and interest, and were classified as held for sale on the Company’s balance sheet. Beginning in the second quarter of 2025, the Company also began originating Cash App Borrow and Afterpay Post-Purchase loans through Square Financial Services, which are retained on the Company’s balance sheet and classified as held for investment. Beginning July 1, 2025, Cash App Borrow loans, Afterpay Post-Purchase loans, and certain other customer loan products purchased from the partnership with the third party, along with all customer loan products originated through Square Financial Services, are retained on the Company's balance sheet and classified as held for investment.

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

The Company categorizes loans held for investment and loans held for sale by the intended customer of the loan product. Commercial loans primarily include Square Loans; Consumer loans include Cash App Borrow, Afterpay Post-Purchase and Pay Monthly loans; and Other loans include those outside of consumer and commercial loans such as Square credit card.

Loans Held for Investment

Loans held for investment are recorded at amortized cost, less an allowance for potential uncollectible amounts. Amortized cost basis represents principal amounts outstanding, net of unearned income, unamortized deferred fees and costs on originated loans, premiums or discounts on purchased loans, and charge-offs. When loans are charged off, the related accrued interest receivable is recognized as a credit loss expense. The following table presents the Company's loans held for investment by category (in thousands):

	Year Ended December 31, 2025
	Consumer	Commercial	Other	Total
Amortized cost basis	$3,182,624	$481,757	$101,437	$3,765,818
Allowance for credit losses	(340,117)	(33,602)	(9,142)	(382,861)
Total loans held for investment, net of allowance	$2,842,507	$448,155	$92,295	$3,382,957

The following table presents the Company's loans held for investment allowance for credit losses by category (in thousands):

	Year Ended December 31, 2025
	Consumer	Commercial	Other	Total
Beginning balance of the allowance for credit losses	$—	$23,143	$—	$23,143
Current period provisions for expected credit losses	515,326	36,580	9,446	561,352
Write-offs charged against the allowance	(182,497)	(33,625)	(333)	(216,455)
Recoveries of amounts previously written off	7,288	7,504	29	14,821
Ending balance of the allowance for credit losses	$340,117	$33,602	$9,142	$382,861

As of December 31, 2024, the Company held $365.1 million of Commercial loans held for investment, net of allowance of $23.1 million. The amount of charge-offs recorded and amount of recoveries for the year ended December 31, 2024 were immaterial.

The Company considers Square Loans that are greater than 60 days past due to be delinquent, and Square Loans 90 days or more past due to be nonperforming. Square Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a Square Loan is identified as nonperforming, recognition of income is discontinued. Square Loans are restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue. Cash App Borrow and Afterpay Post-Purchase loans that are 1 day or greater past due are considered delinquent, and those that are 90 days or more past due are generally considered to be uncollectible and written off. As of December 31, 2025 and December 31, 2024, the amount of loans that were identified as nonperforming loans was immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified". Pass rated Square Loans generally consist of loans that are current or up to 60 days past due. Classified Square Loans generally comprise of loans that are greater than 60 days past due and have a higher risk of default. Pass rated Cash App Borrow and Afterpay Post-Purchase loans generally consist of loans that are current. Classified rated Cash App Borrow and Afterpay Post-Purchase loans are comprised of loans that are 1 day or greater past due, due to their short-term nature and repayment period, and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least annually. As of December 31, 2025 and 2024, the amortized cost of Pass rated loans was $3.4 billion and $385.2 million, respectively. As of December 31, 2025, the amortized cost of Classified rated loans was $381.0 million. The amount of Classified rated loans was immaterial as of December 31, 2024.

Loans Held For Sale

The following table presents the Company’s loans held for sale by category (in thousands):

	December 31, 2025	December 31, 2024
Commercial	$708,512	$404,844
Consumer	40,735	652,489
Other	33,719	53,774
Total	$782,966	$1,111,107

Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due, and Cash App Borrow and Afterpay Post-Purchase loans that are 90 days or more past due, are generally considered to be uncollectible and are written off. Past due status is based on the contractual terms of the loans.

For the years ended December 31, 2025 and 2024, $4.5 billion and $4.2 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on the sales of loans of $255.8 million and $236.8 million for the same periods. The net gains on sales of loans are recognized in net income through “Financial solutions revenue” in the Company’s consolidated statements of operations.

NOTE 8 - PROPERTY AND EQUIPMENT, NET
The following table details property and equipment, less accumulated depreciation and amortization (in thousands):

	December 31, 2025	December 31, 2024
Capitalized software	$453,569	$362,418
Computer equipment	245,740	254,742
Leasehold improvements	131,681	126,221
Office furniture and equipment	30,265	27,706
Total	861,255	771,087
Less: Accumulated depreciation and amortization	(537,880)	(456,655)
Property and equipment, net	$323,375	$314,432

Depreciation and amortization expense on property and equipment was $177.0 million, $153.1 million, and $172.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

NOTE 9 - GOODWILL

Goodwill is recorded when the consideration paid for an acquisition of a business exceeds the fair value of identifiable net tangible and intangible assets acquired.

The change in the carrying value of goodwill was as follows (in thousands):

Balance at December 31, 2023	$11,919,720
Foreign currency translation adjustments	(428,790)
Impairment charge	(73,508)
Balance at December 31, 2024	$11,417,422
Foreign currency translation adjustments	431,596
Balance at December 31, 2025	$11,849,018

As discussed further in Note 20, Segment and Geographical Information, the Company has two reportable segments, Square and Cash App. For purposes of completing its goodwill impairment tests, the Company performs either a qualitative or a quantitative analysis on a reporting unit basis. In the fourth quarter of 2024, the Company performed quantitative goodwill impairment testing of its reporting units and recognized impairment charges of $73.5 million, related to the TIDAL reporting unit. The impairment charges were as a result of changes in TIDAL's strategic focus, including terminations of certain revenue arrangements and investment into new product areas. These charges are included within general and administrative expenses in the Company's consolidated statements of operations. The fair value of the TIDAL reporting unit was estimated by evaluating the cost approach, based on the value of the reporting unit's net assets, and the income approach, which was based upon the present value of estimated future cash flows. The Company performed its annual goodwill impairment assessment as of December 31, 2025 and concluded no goodwill impairment should be recognized.

The change in the carrying value of goodwill allocated to the reportable segments was as follows (in thousands):

	Cash App	Square	Corporate and Other	Total
Balance at December 31, 2023	$6,651,128	$5,195,099	$73,493	$11,919,720
Foreign currency translation adjustments	(236,041)	(192,764)	15	(428,790)
Impairment charge	—	—	(73,508)	(73,508)
Balance at December 31, 2024	$6,415,087	$5,002,335	$—	$11,417,422
Foreign currency translation adjustments	237,784	193,812	—	431,596
Balance at December 31, 2025	$6,652,871	$5,196,147	$—	$11,849,018

NOTE 10 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at December 31, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$359,008	$(297,960)	$61,048
Customer assets	15 years	1,401,701	(391,100)	1,010,601
Trade names and other	9 years	389,137	(179,116)	210,021
Total		$2,149,846	$(868,176)	$1,281,670

	Balance at December 31, 2024
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$353,791	$(241,110)	$112,681
Customer assets	15 years	1,401,102	(332,153)	1,068,949
Trade names and other	9 years	389,137	(137,700)	251,437
Total		$2,144,030	$(710,963)	$1,433,067

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Acquired intangible assets, net, beginning of the period	$1,433,067	$1,761,521	$2,014,034
Acquisitions	5,217	7,536	6,300
Amortization expense	(192,579)	(223,072)	(246,873)
Foreign currency translation and other adjustments	35,965	(112,918)	(11,940)
Acquired intangible assets, net, end of the period	$1,281,670	$1,433,067	$1,761,521

The estimated future amortization expense of intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$184,557
2027	140,993
2028	137,205
2029	136,575
2030	133,175
Thereafter	549,165
Total	$1,281,670

NOTE 11 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	December 31, 2025	December 31, 2024
Restricted cash (i)	$1,071,574	$902,478
Loans held for sale (ii)	782,966	1,111,107
Processing costs receivable	448,406	478,767
Prepaid expenses	288,707	129,343
Accounts receivable, net	238,207	148,898
Inventory, net	158,319	104,990
Short term deposits	110,236	87,968
Other	491,510	324,198
Total	$3,589,925	$3,287,749

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Refer to Note 7, Customer Loans for further details.

The following table presents the detail of inventory, net (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$16,054	$16,168
Work in process	46,791	3,784
Finished goods	95,474	85,038
Total inventory, net	$158,319	$104,990

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	December 31, 2025	December 31, 2024
Accrued expenses	$669,052	$725,339
Customer deposits	297,432	241,884
Accounts payable	114,572	117,963
Operating lease liabilities, current	55,349	52,880
Accrued royalties	51,596	57,605
Accrued transaction losses (i)	49,250	58,580
Other	301,642	270,898
Total	$1,538,893	$1,525,149

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Year Ended December 31,
	2025	2024
Accrued transaction losses, beginning of the period	$58,580	$54,042
Provision for transaction losses	114,173	111,163
Charge-offs to accrued transaction losses	(123,503)	(106,625)
Accrued transaction losses, end of the period	$49,250	$58,580

In addition to amounts reflected in the table above, the Company recognized additional provision for transaction losses that was realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions and negative balances, that are uncertain in nature. The Company recorded $265.8 million and $274.8 million for the years ended December 31, 2025 and 2024, respectively, for such losses. Losses from peer-to-peer activity are classified within sales and marketing expenses, while all other transaction losses, including negative balances, are presented within transaction, loan, and consumer receivable losses on the consolidated statements of operations.

NOTE 12 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	December 31, 2025	December 31, 2024
Investment in non-marketable equity securities (i)	$423,198	$245,557
Restricted cash	73,786	69,915
Other	257,853	131,794
Total	$754,837	$447,266

(i) Investment in non-marketable equity securities represents the Company's investments in equity of non-public entities. These investments are measured using the measurement alternative and are therefore carried at cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. During the year ended December 31, 2025, one of the Company's investments closed on an additional financing round, which the Company assessed as an observable price change in an orderly transaction. The Company recorded a $171.6 million upward adjustment to the carrying value of this investment, resulting in a carrying value of $329.8 million as of December 31, 2025. Adjustments are recorded within other expense (income), net on the consolidated statements of operations.

The adjustments to the carrying value of the Company's non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	December 31, 2025	December 31, 2024
Carrying amount, beginning of period	$245,557	$205,268
Net additions	6,001	4,500
Gross unrealized gains	171,640	70,702
Gross unrealized losses and impairments	—	(34,913)
Carrying amount, end of period	$423,198	$245,557

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-marketable equity securities measured using the measurement alternative (in thousands):

	December 31, 2025	December 31, 2024
Upward adjustments	$326,970	$155,329
Downward adjustments (including impairment)	$(2,061)	$(2,061)

NOTE 13 - BITCOIN

A) Company Owned Bitcoin

Bitcoin investment

The Company's bitcoin investment is initially recorded at cost, inclusive of transaction costs, and remeasured at fair value at the end of each reporting period. As of December 31, 2025 and 2024, the Company held approximately 8,883 and 8,485 bitcoins for investment purposes with a cost basis of $292.6 million and $251.5 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment (in thousands, except number of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2023	8,038	$339,898
Additions (i)	447	31,466
Remeasurement gain	—	420,918
Balance at December 31, 2024	8,485	$792,282
Additions (i)	398	41,133
Remeasurement loss	—	(55,900)
Balance at December 31, 2025	8,883	$777,515

(i) Additions primarily represent the Company's purchases of bitcoin for investment purposes.

Bitcoin for operating purposes

The Company holds a small amount of bitcoin for operating purposes, at any time, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the consolidated balance sheets within “Other current assets”. As of December 31, 2025 and 2024, the Company held approximately 238 and 158 bitcoins for operating purposes with a fair value of $20.0 million and $15.3 million, respectively.

Given the Company holds a small amount of bitcoin for operating purposes and such bitcoin is held for only a short period, typically less than a day, any remeasurement gains or losses on the Company's bitcoin for operating purposes were immaterial.

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of December 31, 2025.

NOTE 14 - INDEBTEDNESS

A) Notes

The 2025 Convertible Notes, 2026 Convertible Notes, and 2027 Convertible Notes (collectively, the “Convertible Notes”), together with the 2026 Senior Notes, 2030 Senior Notes, 2031 Senior Notes, 2032 Senior Notes, and 2033 Senior Notes (collectively, the "Senior Notes") are collectively referred to as the “Notes".

The following tables summarize the Company's Notes as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes (i)	$1,000,000	$(1,173)	$998,827
2030 Senior Notes	1,200,000	(14,467)	1,185,533
2031 Senior Notes	1,000,000	(7,628)	992,372
2032 Senior Notes	2,000,000	(22,266)	1,977,734
2033 Senior Notes	1,000,000	(12,419)	987,581
2026 Convertible Notes (i)	575,000	(568)	574,432
2027 Convertible Notes	575,000	(2,461)	572,539
Total	$7,350,000	$(60,982)	$7,289,018

	December 31, 2024
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes	$1,000,000	$(3,983)	$996,017
2031 Senior Notes	1,000,000	(9,029)	990,971
2032 Senior Notes	2,000,000	(24,974)	1,975,026
2025 Convertible Notes (i)	1,000,000	(503)	999,497
2026 Convertible Notes	575,000	(2,277)	572,723
2027 Convertible Notes	575,000	(3,798)	571,202
Total	$6,150,000	$(44,564)	$6,105,436

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$241,003	$148,425	$65,566
Amortization of debt issuance costs	11,927	11,964	10,538
Total	$252,930	$160,389	$76,104

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

Aggregate debt issuance costs related to the 2030 Senior Notes and 2033 Senior Notes were comprised of commissions payable to the initial purchasers of $22.0 million and third-party offering costs of $6.3 million. Issuance costs are amortized to interest expense using the effective interest method at effective interest rates of 5.9% and 6.2% for the terms of the 2030 Senior Notes and 2033 Senior Notes, respectively.

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

Debt issuance costs related to the 2032 Senior Notes were comprised of commissions payable to the initial purchasers of $21.0 million and third-party offering costs of $5.6 million. Issuance costs are amortized to interest expense using the effective interest method at an effective interest rate of 6.7% for the term of the 2032 Senior Notes.

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the year ended December 31, 2025. As of December 31, 2025, no principal had converted and the if-converted value did not exceed the outstanding principal amount of either the 2026 Convertible Notes or 2027 Convertible Notes.

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

In connection with the offering of the 2025 Convertible Notes, the Company entered into convertible note hedge transactions ("2025 Convertible Note Hedges"). As of December 31, 2025, the 2025 Convertible Note Hedges were completely settled and no longer outstanding and did not result in the receipt of common stock shares. In addition, the warrants entered into in connection with the issuance of the 2025 Convertible Notes expired evenly over a 60 trading day period starting on June 2, 2025 and ending on August 26, 2025. None of the warrants were exercised over the trading day period.

B) Revolving Credit Facility

In May 2020, the Company entered into a revolving credit agreement (as amended, the "Credit Agreement") with certain lenders, which provides for a $775.0 million senior unsecured revolving credit facility maturing on June 9, 2028. The Credit Agreement contains a financial covenant requiring the Company to maintain a minimum liquidity amount (consisting of the sum of Unrestricted Cash and Cash Equivalents plus Marketable Securities, each as defined in the Credit Agreement, plus undrawn available commitments under the Credit Agreement) of at least $250.0 million, tested on the last day of each fiscal quarter. The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Credit Agreement. As of December 31, 2025, no funds have been drawn and no letters of credit have been issued under the Credit Agreement. As of December 31, 2025, $775.0 million remained available for draw subject to compliance with our covenants. The Company incurred immaterial unused commitment fees during the years ended December 31, 2025, 2024, and 2023. As of December 31, 2025, the Company was in compliance with all financial covenants under the Credit Agreement.

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

On January 14, 2026, the Company amended and restated its Credit Agreement (the "Restated Credit Agreement") to, among other things, increase the size of the unsecured revolving loan facility to $900 million. The Restated Credit Agreement extends the maturity date to January 14, 2031, provided that if on the date that is 91 days prior to the maturity date of any of the Company's existing convertible notes or senior notes, the aggregate amount of liquidity (as defined in the Restated Credit Agreement) would be less than $250 million after giving pro forma effect to the repayment of such existing convertible notes or such senior notes at maturity, then the maturity date of the revolving loan facility shall be modified to be such date. The Restated Credit Agreement replaces the financial covenant with a maximum total net leverage ratio covenant, determined as set forth in the Restated Credit Agreement, to be tested on the last day of each fiscal quarter.

The Restated Credit Agreement also contains customary affirmative and negative covenants typical for a facility of this type that, among other things, restrict the Company's domestic restricted subsidiaries from incurring debt for borrowed money, the Company and its domestic restricted subsidiaries from granting liens to secure debt for borrowed money and entering into sale and leaseback transactions, and the Company from making certain investments and certain restricted payments.

C) Square Financial Services Lines of Credit

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of December 31, 2025 and 2024.

D) Warehouse Funding Facilities

The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”) in connection with certain of its BNPL products. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund certain BNPL products. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

These Warehouse Facilities have maturity dates through September 2028. As of December 31, 2025, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.7 billion on a revolving basis, of which $1.4 billion was drawn and $323.9 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of December 31, 2025. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $49.4 million, $72.0 million, and $65.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

December 31, 2025
2026 (i)	$466,942
2027	597,941
2028	300,000
Total	$1,364,883

(i) Future scheduled principal payments in 2026 are disclosed as warehouse funding facilities, current, within total current liabilities on the consolidated balance sheet.

NOTE 15 - INCOME TAXES

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$1,509,181	$1,332,836	$(30,304)
Foreign	180,730	24,318	1,161
Income (loss) before income taxes	$1,689,911	$1,357,154	$(29,143)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(26,436)	$46,390	$12,003
State	24,468	38,489	14,351
Foreign	52,631	71,590	51,506
Total current provision for income taxes	50,663	156,469	77,860
Deferred:
Federal	339,239	(1,481,491)	(58,532)
State	49,517	(189,913)	(25,072)
Foreign	(53,718)	5,592	(2,275)
Total deferred tax provision for (benefit from) income taxes	335,038	(1,665,812)	(85,879)
Total provision for (benefit from) income taxes	$385,701	$(1,509,343)	$(8,019)

The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
Tax at federal statutory rate	$357,813	21.2%
State and local taxes, net of federal benefit (i)	72,230	4.3
Foreign tax effects
Ireland
Change in valuation allowance	(55,904)	(3.3)
Other	4,958	0.3
Other foreign jurisdictions	27,402	1.6
Effect of cross border tax laws
Subpart F inclusion	21,872	1.3
Other	3,819	0.2
Tax credits
Research and development credits	(55,885)	(3.3)
Changes in valuation allowance	(2,160)	(0.1)
Non-taxable or non-deductible items
Share-based compensation	13,371	0.8
Other	18,975	1.1
Changes in unrecognized tax benefits	(13,605)	(0.8)
Other	(7,185)	(0.5)
Total	$385,701	22.8%

(i) A multitude of states contribute to the majority (greater than 50%) of the tax effect in this category, however there is no single jurisdiction that is individually material to the state tax expense.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

	December 31, 2024	December 31, 2023
Tax at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.9	45.9
Foreign rate differential	1.4	(175.6)
Other non-deductible expenses	2.7	(21.7)
Credits	(4.8)	292.9
Other items	0.1	(2.2)
Change in valuation allowance	0.4	11.2
Share-based compensation	(2.7)	(16.1)
Change in uncertain tax positions	1.3	(27.4)
Income (loss) inclusions of U.S. foreign subsidiaries	0.9	(216.5)
Non-deductible executive compensation	0.2	(9.2)
Non-deductible acquisition-related costs	—	(15.0)
Foreign exchange gain	0.1	174.1
Impairment loss	2.1	(60.8)
Return to provision adjustments	0.3	26.9
U.S. valuation allowance release	(96.3)	—
Internal restructuring	(44.4)	—
Non-deductible penalties	2.6	—
Total	(111.2)%	27.5%

The following is a summary of income taxes paid for the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
Federal	$35,000
State and local
California	19,465
Other state and local	31,869
Foreign
United Kingdom	33,665
Other foreign	9,391
Total income taxes, net of amounts refunded	$129,390

The tax effects of temporary differences and related deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Capitalized costs & research and development capitalization	$300,263	$886,474
Accrued expenses	229,327	122,470
Net operating loss carryforwards	548,336	388,199
Tax credit carryforwards	530,468	485,266
Intangible and other assets	291,363	375,316
Other	213,070	250,371
Total deferred tax assets	2,112,827	2,508,096
Valuation allowance	(557,063)	(646,223)
Total deferred tax assets, net of valuation allowance	1,555,764	1,861,873
Deferred tax liabilities:
Unrealized gain on investments	(80,433)	(36,582)
Operating lease right-of-use asset	(52,419)	(52,849)
Cryptocurrency investment	(121,309)	(133,883)
Total deferred tax liabilities	(254,161)	(223,314)
Net deferred tax assets	$1,301,603	$1,638,559

Reported on the consolidated balance sheets as (after valuation allowance and jurisdictional netting):
Deferred tax assets	$1,302,776	$1,800,994
Deferred tax liabilities	(1,173)	(162,435)
Net deferred tax assets	$1,301,603	$1,638,559

Realization of deferred tax assets is dependent upon the generation of future taxable income, the timing and amount of which are uncertain. The Company's deferred tax assets and liabilities are primarily related to U.S. operations. In 2025, the Company's U.S. consolidated group generated a current tax benefit resulting from, among other factors, the One Big Beautiful Bill Act (H.R. 1), which no longer requires the capitalization of certain research and development expenses under Internal Revenue Code ("IRC") Section 174. The Company's U.S. consolidated group has significant deferred tax assets in the form of net operating loss carryovers, tax credit carryovers, capitalized costs resulting from the IRC Section 174 capitalization requirement, and other tax deductible temporary differences.

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

The Company also has a history of tax losses in certain foreign jurisdictions, which it believes are not more likely than not to be realized as of December 31, 2025. Accordingly, the Company retained a full valuation allowance on its deferred tax assets in these jurisdictions. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income. The valuation allowance decreased by approximately $89.2 million and $1.4 billion during the years ended December 31, 2025 and 2024, respectively. The year ended December 31, 2024 included one-time benefits from income taxes of $1.9 billion related to both the release of the Company's valuation allowance associated with certain federal and state deferred tax assets as well as the recognition of deferred tax assets as part of internal legal entity restructuring efforts.

As of December 31, 2025, the Company had $1.4 billion of federal, $3.9 billion of state, and $755.7 million of foreign net operating loss carryforwards. The remaining federal net operating loss carryforwards have no expiration date. The state operating losses will begin to expire in 2030 and the foreign net operating loss carryforwards will begin to expire in 2026. As of December 31, 2025, the Company had $478.4 million of federal, $300.5 million of state, and $33.4 million of foreign research credit carryforwards. The remaining federal research credit carryforwards will begin to expire in 2038. The state and foreign credit carryforwards have no expiration date.
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
As of December 31, 2025, the Company had unrecognized tax benefits of $626.8 million, of which $69.1 million would impact the annual effective tax rate if recognized and the remainder of which would result in a corresponding adjustment to the valuation allowance.
The change in the balance of unrecognized tax benefit was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefit, beginning of the period	$633,589	$465,103	$506,512
Gross increases (decreases) related to prior period tax positions	(24,004)	34,050	(7,348)
Gross increases (decreases) related to current period tax positions	27,221	139,217	(30,063)
Reductions related to lapse of statute of limitations	(10,051)	(4,781)	(3,998)
Unrecognized tax benefit, end of the period	$626,755	$633,589	$465,103

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had total accrued interest and penalties of $22.0 million, $23.8 million, and $22.1 million related to uncertain tax positions for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company is subject to taxation in the United States and various state and foreign jurisdictions. The Company is currently under examination in California for tax years 2013, 2014, and 2016 and in Texas for tax years 2015 to 2019 and Illinois for tax years 2022 and 2023. The Company’s various tax years starting with 2009 to 2024 remain open in various taxing jurisdictions.

NOTE 16 - STOCKHOLDERS' EQUITY

Common Stock

The Company has two classes of authorized common stock outstanding: Class A common stock and Class B common stock. Class A common stock and Class B common stock are referred to as "common stock" throughout these Notes to the Consolidated Financial Statements, unless otherwise noted. Holders of the Company's Class A common stock and Class B common stock are entitled to dividends when, as and if, declared by the Company's board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights to dividends. As of December 31, 2025, the Company did not declare any dividends. Holders of shares of Class A common stock are entitled to one vote per share, while holders of shares of Class B common stock are entitled to ten votes per share. Shares of the Company's Class B common stock are convertible into an equivalent number of shares of its Class A common stock and generally convert into shares of its Class A common stock upon transfer. The holders of Class A common stock and Class B common stock have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares.

Conversion of Convertible Notes and Exercise of Convertible Note Hedges

As of the maturity date on March 1, 2025, certain holders of the 2025 Convertible Notes had converted an immaterial aggregate principal amount of their 2025 Convertible Notes. The Company settled the conversions through the issuance of an immaterial amount of shares of the Company's Class A common stock and paid a total of $1.0 billion in cash to settle the remaining unconverted principal balance, and interest, as of March 1, 2025. Additionally, there were no convertible note hedges exercised, and no shares were received as of December 31, 2025.

Warrants

In conjunction with the 2025 Convertible Notes offering, the Company sold the 2025 Warrants whereby the counterparties had the option to purchase a total of approximately 8.3 million shares of the Company’s Class A common stock at a price of $161.34 per share. The 2025 Warrants expired evenly over a 60 trading day period starting on June 1, 2025 and ending on August 26, 2025. None of the warrants were exercised.

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $368.16 per share. The 2026 Warrants expire evenly over a 60 trading day period starting on August 1, 2026. None of the warrants were exercised as of December 31, 2025.

In conjunction with the 2027 Convertible Notes offering, the Company sold the 2027 Warrants whereby the counterparties have the option to purchase a total of approximately 1.9 million shares of the Company’s Class A common stock at a price of $414.18 per share. The 2027 Warrants expire evenly over a 60 trading day period starting on February 1, 2028. None of the warrants were exercised as of December 31, 2025.

Share Repurchase Program

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company's Class A common stock, for a total authorization of $9 billion. During the year ended December 31, 2025, the Company repurchased 36.5 million shares of its Class A common stock for an aggregate amount of $2.3 billion, excluding excise tax, which were immaterial. As of December 31, 2025, $5.3 billion remained available and authorized for repurchases under this share repurchase program.

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

Under the 2025 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), performance awards, and other stock and cash-based awards to eligible employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. A maximum aggregate of 80,000,000 shares were reserved for issuance pursuant to awards under the 2025 Plan. As of December 31, 2025, there were 31.7 million shares outstanding under the 2015 Plan and 76.2 million shares available for future issuance under our 2025 Plan.

A summary of stock option activity for the year ended December 31, 2025 is as follows (in thousands, except share and per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the period	2,578	$72.17	5.11	$67,966
Granted	1,769	55.66
Exercised	(514)	25.83
Forfeited	—	—
Expired	(76)	143.45
Outstanding, end of the period	3,757	$69.29	6.95	$29,151

Exercisable, end of the period	1,947	$78.37	5.27	$15,377

Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. Aggregate intrinsic value for stock options exercised for the years ended December 31, 2025, 2024, and 2023 was $20.2 million, $145.1 million, and $96.1 million, respectively.

The total weighted-average grant-date fair value of options granted was $28.62, $45.81, and $39.13 per share for the years ended December 31, 2025, 2024, and 2023, respectively.

Restricted Stock Activity

Activity related to RSUs during the year ended December 31, 2025 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the period	37,079	$70.51
Granted	19,273	64.19
Vested	(16,829)	72.60
Forfeited	(8,236)	67.42
Unvested, end of the period	31,287	$66.31

The total fair value of shares vested was $1.2 billion, $1.2 billion, and $873.0 million in the years ended December 31, 2025, 2024, and 2023, respectively.

Employee Stock Purchase Plan

The Block, Inc. Amended and Restated 2015 Employee Stock Purchase Plan ("ESPP") was approved by stockholders on June 17, 2025. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 25% of eligible compensation, subject to any plan limitations. The ESPP provides for 12-month offering periods that commence on the first trading day on or after May 15 and November 15 of each year. Each offering period includes two purchase periods, which commence on the first trading day on or after November 15 and May 15, and terminate on the last trading day on or before May 15 and November 15, respectively. Employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or the last trading day of the applicable purchase period. A maximum aggregate of 34,000,000 shares of the Company's Class A common stock are available for purchase under the ESPP. As of December 31, 2025, 12.5 million shares had been purchased under the ESPP and 21.5 million shares remained available for future purchase under the ESPP.

Share-Based Compensation

The fair values of stock options granted were estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	—%	—%	—%
Risk-free interest rate	3.98%	4.65%	3.48%
Expected volatility	57.91%	62.92%	62.32%
Expected term (years)	4.62	6.02	6.02

The following table summarizes the effects of share-based compensation on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$545	$707	$601
Product development	874,680	903,262	902,130
Sales and marketing	114,390	131,233	130,665
General and administrative	225,865	237,355	242,701
Total	$1,215,480	$1,272,557	$1,276,097

The Company recorded a tax expense related to stock-based compensation of $26.5 million during the year ended December 31, 2025 and a tax benefit related to stock-based compensation of $322.0 million and $228.2 million during the years ended December 31, 2024 and 2023, respectively.

The Company recorded $38.3 million, $25.0 million, and $63.3 million of share-based compensation expense related to the Company's Amended and Restated 2015 Employee Stock Purchase Plan during the years ended December 31, 2025, 2024 and 2023, respectively. The Company capitalized $31.8 million, $41.2 million, and $30.9 million of share-based compensation expense related to capitalized software during the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was $2.1 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2 years.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic net income per share:
Numerator
Net income attributable to common stockholders	$1,305,636	$2,897,047	$9,772
Denominator
Shares used to compute basic net income per share	612,243	616,993	608,856
Basic net income per share	$2.13	$4.70	$0.02

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$1,305,636	$2,897,047	$9,772
Interest expense on convertible notes	4,016	6,216	—
Net income used to compute diluted net income (loss) per share	$1,309,652	$2,903,263	$9,772
Denominator
Shares used to compute basic net income per share	612,243	616,993	608,856
Stock options, restricted stock, and employee stock purchase plan	5,392	7,289	5,168
Convertible notes	5,203	12,108	—
Shares used to compute diluted net income per share	622,838	636,390	614,024
Diluted net income per share	$2.10	$4.56	$0.02

The following potential common shares were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options, restricted stock, and employee stock purchase plan	36,268	37,687	40,431
Convertible notes	—	—	14,297
Common stock warrants	8,248	12,108	20,243
Total anti-dilutive securities	44,516	49,795	74,971

NOTE 18 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of December 31, 2025, the Company had recorded right-of-use assets of $9.7 million and associated lease liabilities of $14.7 million related to this lease arrangement.

Under the lease agreement, the Company has an option to terminate the lease for the entire property on January 1, 2034. Termination penalties specified in the lease agreement will apply if the Company exercises the option to terminate the lease.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating and Finance Leases

The Company’s operating leases are primarily comprised of office facilities. The Company's leases have remaining lease terms of one year to eleven years, some of which include options to extend up to five year terms, or include options to terminate the leases with advanced notice. None of the options to extend the leases have been included in the measurement of the right-of-use asset or the associated lease liability. There were no finance lease obligations as of December 31, 2025.

The components of lease costs for the year ended December 31, 2025 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Fixed operating lease costs	$56,379	$57,232
Variable operating lease costs	22,722	22,344
Short-term lease costs	1,504	1,939
Sublease income	(394)	(1,119)
Total lease costs	$80,211	$80,396

Other information related to operating leases was as follows:

	Year Ended December 31,
	2025	2024
Weighted-average remaining lease term	5.4 years	6.2 years
Weighted-average discount rate	3.83%	3.75%

Cash flows related to leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Payments for operating lease liabilities	$(71,849)	$(74,129)
Supplemental cash flow data:
Right-of-use assets obtained in exchange for operating lease obligations	$38,919	$36,976

Future minimum lease payments under non-cancelable operating leases (with initial lease terms in excess of one year) as of December 31, 2025 are as follows (in thousands):

2026	$66,746
2027	67,850
2028	61,793
2029	55,819
2030	51,204
Thereafter	44,333
Total	$347,745
Less: Amount representing interest	34,822
Less: Lease incentives	738
Total	$312,185

The Company recognized total rental expenses for operating leases of $58.2 million, $52.1 million, and $75.8 million during the years ended December 31, 2025, 2024, and 2023, respectively.

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

As of December 31, 2025, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
2026	$419,504
2027	404,504
2028	355,000
2029	370,000
2030	410,000
Thereafter	392,000
Total	$2,351,008

Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

Regulatory and Governmental Matters

The Company received subpoenas from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. In June 2024, the state Attorneys General presented the Company with the results of their investigations. In December 2024, the state Attorneys General presented the Company with potential terms for resolving this matter and the Company is engaging in conversations with the state Attorneys General to resolve this matter on acceptable terms. The Company is unable to predict the likely outcome of this matter, which may include one or more public orders, and cannot provide any assurance that the state Attorneys General will not ultimately take legal action against the Company or that the outcome of these matters will not have a material adverse effect on the Company. It is probable that the Company will incur a loss in connection with this matter, and the loss could be material; however, the Company cannot estimate the amount of possible loss or range of loss at this time.

The Company also received inquiries from the SEC and Department of Justice (“DOJ”) shortly after the publication of a short seller report in March 2023. In July 2024, the Company received a follow-on inquiry from the SEC. The Company believes these inquiries primarily relate to the allegations raised in the short seller report, the Company’s compliance and risk practices, and related disclosures. The Company continues to cooperate with both agencies. The Company is unable to predict the likely outcome of these matters and cannot provide any assurance that the SEC or DOJ will not ultimately take legal action against the Company or that the outcome of any such action, if brought, will not have a material adverse effect on the Company..

Litigation Matters

On January 17, 2025, a putative federal securities class action was filed in the U.S. District Court for the Northern District of California against the Company and certain of its officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or otherwise acquired the Company’s Class A common stock between February 26, 2020 and August 1, 2024. The plaintiff alleges, among other things, that the Company made materially false or misleading statements regarding its anti-money laundering (“AML”) and compliance programs and seeks unspecified damages, attorneys’ fees and other costs. On June 18, 2025, plaintiffs filed an amended consolidated complaint. On January 6, 2026, the court denied the Company’s motion to dismiss.

In addition, between February 5, 2025 and April 24, 2025, multiple shareholder derivative actions were filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former directors and officers based on allegations substantially similar to the securities class action. The plaintiffs seek unspecified damages, attorneys' fees and other costs. On May 7, 2025, the Court ordered that the actions were related and renamed the related cases as “In re Block, Inc. Shareholder Derivative Litigation.” On January 6, 2026, the court denied the Company’s motions to dismiss in the derivative actions.

A separate derivative action making similar claims and requesting similar damages was filed on October 9, 2025 in the U.S. District Court for the Northern District of California that has not been consolidated.

It is reasonably possible that the Company will incur a loss in connection with these federal securities and derivative matters, and the loss could be material; however, the Company cannot estimate the amount of loss or range of loss at this time.

Tax Matters

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") issued an assessment of San Francisco gross receipts tax, including interest and penalties, for fiscal years 2020 through 2022, asserting the Company owes incremental taxes on a portion of the receipts generated by the Company related to sales of bitcoin. The Company paid the assessed amount of $71.4 million in January 2025. In September 2025, the Tax Collector issued an assessment of gross receipt tax, including tax, interest, and penalties, of $42.7 million for fiscal years 2023 and 2024, which the Company paid in October 2025. In both cases, the Company paid the assessment in order to preserve its rights to dispute the assessments and initiate the dispute process. The Company strongly disagrees with the Tax Collector’s assessments and plans to vigorously pursue all available remedies. Given the assessed amounts must be paid to initiate the dispute process and will be returned in full or used to settle any final amount due to the Tax Collector, the Company views the amounts as deposit assets.

The Company estimates its aggregate exposure for fiscal years 2020 through 2024 could be up to $114 million, which is the full amount of the assessments already paid. The Tax Collector may continue to challenge the Company's gross receipts tax positions. The Company has currently concluded that a loss for this matter is not probable.

The Company regularly assesses the likelihood of adverse outcomes resulting from litigation and regulatory proceedings and adjusts the financial statements based on such assessments. The eventual outcome of these matters may differ materially from the estimates the Company has currently accrued in the financial statements.

In addition, the Company is subject to various legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits, arbitrations, and disputes, including with regulatory bodies and governmental agencies. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability, if any, with respect to any of these other matters. Although the Company may be subject to an adverse decision or settlement, it does not believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of any of these matters, and their resolution could be material to the Company's operating results.

NOTE 20 - SEGMENT AND GEOGRAPHICAL INFORMATION

The Company reports its segments to reflect the manner in which the Company's chief operating decision maker ("CODM") reviews and assesses performance. The Company's CODM is the Block Head and Chairperson. The Company has two reportable segments, Square and Cash App. Products and services that are not assigned to a specific reportable segment, including but not limited to TIDAL and other emerging ecosystems, are aggregated and presented within a general corporate and other category. Square and Cash App are defined as follows:

•Cash App includes the financial tools available to individuals within the mobile Cash App, including peer-to-peer payments, bitcoin and stock investments. Cash App also includes Cash App Card, which is linked to customer stored balances that customers can use to pay for purchases or withdraw funds from an ATM, as well as Cash App Borrow, which is a credit product that allows eligible customers to access short-term loans for a fee. Cash App also includes all BNPL products.

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

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Year Ended December 31, 2025
	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$3,912,171	$7,425,962	$176,029	$11,514,162
Financial solutions revenue	3,165,594	1,011,140	—	4,176,734
Bitcoin ecosystem revenue	8,347,278	14,809	140,700	8,502,787
Segment revenue	$15,425,043	$8,451,911	$316,729	$24,193,683
Less: Cost of revenue	9,089,500	4,516,870	227,384	13,833,754
Segment gross profit	$6,335,543	$3,935,041	$89,345	$10,359,929

Interest revenue	$192,054	$38,553	$—	$230,607
Amortization of acquired technology assets	$51,553	$5,297	$—	$56,850

	Year Ended December 31, 2024
	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$3,482,648	$6,840,133	$189,672	$10,512,453
Financial solutions revenue	2,409,294	841,523	—	3,250,817
Bitcoin ecosystem revenue	10,355,938	—	1,845	10,357,783
Segment revenue	$16,247,880	$7,681,656	$191,517	$24,121,053
Less: Cost of revenue	11,008,869	4,082,744	140,404	15,232,017
Segment gross profit	$5,239,011	$3,598,912	$51,113	$8,889,036

Interest revenue	$185,185	$36,837	$—	$222,022
Amortization of acquired technology assets	$55,343	$7,726	$5,295	$68,364

	Year Ended December 31, 2023
	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$2,986,409	$6,343,078	$200,553	$9,530,040
Financial solutions revenue	2,026,955	690,306	—	2,717,261
Bitcoin ecosystem revenue	9,668,322	—	—	9,668,322
Segment revenue	$14,681,686	$7,033,384	$200,553	$21,915,623
Less: Cost of revenue	10,358,223	3,904,730	147,784	14,410,737
Segment gross profit	$4,323,463	$3,128,654	$52,769	$7,504,886

Interest revenue	$142,222	$28,011	$—	$170,233
Amortization of acquired technology assets	$56,135	$10,632	$6,062	$72,829

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total segment gross profit	$10,270,584	$8,837,923	$7,452,117
Add: Corporate and other gross profit	89,345	51,113	52,769
Less: Product development	2,907,889	2,914,415	2,720,819
Less: Sales and marketing	2,273,072	1,984,265	2,019,009
Less: General and administrative	1,997,587	2,149,099	2,209,190
Less: Transaction, loan, and consumer receivable losses	1,337,246	794,221	660,663
Less: Amortization of customer and other intangible assets	135,729	154,709	174,044
Less: Interest expense (income), net	129,363	9,302	(47,221)
Less: Remeasurement loss (gain) on bitcoin investment	55,900	(420,918)	(207,084)
Less: Other expense (income), net	(166,768)	(53,211)	4,609
Income (loss) before applicable income taxes	$1,689,911	$1,357,154	$(29,143)

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$22,186,575	$22,351,832	$20,416,462
International	2,007,108	1,769,221	1,499,161
Total	$24,193,683	$24,121,053	$21,915,623

No individual country from the international markets contributed more than 10% of total revenue for the years ended December 31, 2025, 2024, and 2023.

Long-Lived Assets

The following table details long-lived assets by geographic area (in thousands):

	December 31,
	2025	2024
United States	$7,281,727	$7,435,117
Australia	4,453,807	4,159,229
International	1,933,458	1,790,529
Total	$13,668,992	$13,384,875

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources, and is reviewed on a consolidated basis.

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow data:
Cash paid for interest	$246,331	$205,776	$130,009
Cash paid for income taxes	129,390	270,314	81,376
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	185,781	180,443	261,151
Right-of-use assets obtained in exchange for operating lease obligations	38,919	36,976	7,106
Purchases of property and equipment in accounts payable and accrued expenses	8,806	3,266	3,921
Deferred purchase consideration related to business combinations	—	—	2,550
Fair value of common stock issued related to business combinations	—	—	(6,658)

NOTE 22 - SUBSEQUENT EVENTS

On February 26, 2026, we announced a workforce reduction restructuring plan (the “Workforce Plan") designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, we expect to reduce our current workforce by more than 40%. We currently estimate that we will incur charges of approximately $450 million to $500 million in connection with the Workforce Plan, consisting primarily of cash expenditures for notice period and severance payments, employee benefits, and related costs as well as non-cash expenses related to vesting of share-based awards. We expect that the majority of the restructuring charges will be incurred in the first quarter of fiscal 2026, and that the execution of the Workforce Plan will be substantially complete by the end of the second quarter of fiscal 2026. The Company’s estimates are subject to a number of assumptions, and the actual costs incurred may differ materially from those initial estimates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended December 31, 2025, the following directors adopted or modified a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, that are each intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:

Name and Title	Action	Date of Adoption or Termination	Expiration Date	Maximum Aggregate Number of Class A Shares to be Sold
Anthony Eisen Director	Modification (i)	November 28, 2025	November 28, 2026, or earlier if all transactions are completed	710,000
James McKelvey Director	Adoption	December 1, 2025	March 10, 2027, or earlier if all transactions are completed	1,000,000 (ii)

(i) Modification of the Rule 10b5-1 plan adopted by Director Eisen on February 25, 2025.
(ii) Director McKelvey's Rule 10b5-1 trading arrangement provides for shares to be sold through the James M. McKelvey, Jr. Revocable Trust.

No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 ("Proxy Statement") and is incorporated herein by reference.

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
(3)Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	001-37622	3.1	February 24, 2022
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-37622	3.1	October 21, 2022
4.1	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).	8-K	001-37622	4.1	November 13, 2020
4.2	Supplemental Indenture, dated January 21, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2026 Convertible Notes).	10-K	001-37622	4.6	February 24, 2025
4.3	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.5).	8-K	001-37622	4.2	November 13, 2020
4.4	Indenture, dated November 13, 2020, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).	8-K	001-37622	4.3	November 13, 2020
4.5	Supplemental Indenture, dated January 21, 2025, between the Registrant and The Bank of New York Mellon Trust Company, N.A. (2027 Convertible Notes).	10-K	001-37622	4.9	February 24, 2025
4.6	Form of 0.25% Convertible Senior Note due 2027 (included in Exhibit 4.8).	8-K	001-37622	4.4	November 13, 2020
4.7	Indenture, dated as of May 20, 2021, by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (2.75% Senior Notes due 2026).	8-K	001-37622	4.1	May 20, 2021
4.8	Form of 2.75% Senior Note due 2026 (included in Exhibit 4.11).	8-K	001-37622	4.2	May 20, 2021
4.9	Indenture, dated as of August 18, 2025, by and between Block, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (5.625% Senior Notes due 2030).	8-K	001-37622	4.1	August 18, 2025
4.10	Form of 5.625% Senior Note due 2030 (included in Exhibit 4.10).	8-K	001-37622	4.2	August 18, 2025
4.11	Indenture, dated as of May 20, 2021 by and between Square, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (3.50% Senior Notes due 2031).	8-K	001-37622	4.3	May 20, 2021
4.12	Form of 3.50% Senior Note due 2031 (included in Exhibit 4.13).	8-K	001-37622	4.4	May 20, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.13	Indenture, dated as of May 9, 2024, by and between Block, Inc. and Bank of New York Mellon Trust Company, N.A., as Trustee (6.50% Senior Notes due 2032).	8-K	001-37622	4.1	May 9, 2024
4.14	Form of 6.50% Senior Note due 2032 (included in Exhibit 4.15).	8-K	001-37622	4.2	May 9, 2024
4.15	Indenture, dated as of August 18, 2025 by and between Block, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (6.000% Senior Notes due 2033).	8-K	001-37622	4.3	August 18, 2025
4.16	Form of 6.000% Senior Note due 2033 (included in Exhibit 4.16).	8-K	001-37622	4.4	August 18, 2025
4.17	Description of Class A Common Stock.	10-K	001-37622	4.17	February 24, 2025
10.1+*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-207411	10.1	November 6, 2015
10.2.1+	Block, Inc. 2025 Equity Incentive Plan.	S-8	333-288249	99.1	June 23, 2025
10.2.2+	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Directors).	S-8	333-288249	99.2	June 23, 2025
10.2.3+	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement (Employees).	S-8	333-288249	99.3	June 23, 2025
10.2.4+	Form of Restricted Stock Award and Restricted Stock Agreement.	S-8	333-288249	99.4	June 23, 2025
10.2.5+	Form of Stock Option Grant and Stock Option Agreement.	S-8	333-288249	99.5	June 23, 2025
10.3.1+	Block, Inc. 2015 Equity Incentive Plan, as amended and restated.	10-K	001-37622	10.2.1	February 24, 2022
10.3.2+	Form of Restricted Stock Unit Award and Restricted Stock Unit Agreement.	10-K	001-37622	10.2.2	February 24, 2025
10.3.3+	Form of Restricted Stock Award and Restricted Stock Agreement.	10-K	001-37622	10.2.3	February 24, 2022
10.3.4+	Form of Stock Option Grant and Stock Option Agreement.	10-K	001-37622	10.2.4	February 24, 2025
10.4+	Block, Inc. 2015 Employee Stock Purchase Plan as amended and restated.	10-Q	001-37622	10.6	August 7, 2025
10.5+	Square, Inc. Executive Incentive Compensation Plan.	S-1	333-207411	10.5	October 14, 2015
10.6	Block, Inc. Outside Director Compensation Policy, as amended and restated.	10-K	001-37622	10.6	February 24, 2025
10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1	333-207411	10.7	October 14, 2015
10.8+	Form of Change of Control and Severance Agreement between the Registrant and certain of its executive officers entered into on and after January 27, 2020.	10-K	001-37622	10.8	February 22, 2024
10.9+	Offer Letter between the Registrant and Jack Dorsey, dated as of March 7, 2016.	10-K	001-37622	10.8	March 10, 2016
10.10+	Offer Letter between the Registrant and Amrita Ahuja, dated as of December 16, 2018.	8-K	001-37622	10.1	January 4, 2019
10.11	Revolving Credit Agreement dated as of May 1, 2020 among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 6, 2020
10.12	First Amendment to Credit Agreement, dated as of May 28, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 3, 2020
10.13	Second Amendment to Credit Agreement, dated as of November 9, 2020, among the Registrant, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.6	November 10, 2020
10.14	Third Amendment to Credit Agreement, dated as of January 28, 2021, by and among the Registrant, the Lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	February 3, 2021
10.15	Fourth Amendment to Credit Agreement, dated as of May 25, 2021, by and among Square, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	May 26, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.16	Fifth Amendment to Credit Agreement, dated as of January 28, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	January 31, 2022
10.17	Sixth Amendment to Credit Agreement, dated as of February 23, 2022, by and among Block, Inc., the lenders party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	10-K	001-37622	10.21	February 24, 2022
10.18	Seventh Amendment to Credit Agreement, dated as of June 9, 2023, among Block, Inc., the lenders party thereto and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	June 9, 2023
10.19	Eighth Amendment to Credit Agreement, dated as of March 29, 2024, among Block, Inc., the lenders that are party thereto and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	April 1, 2024
10.20	Amended and Restated Revolving Credit Agreement, dated as of January 14, 2026, among the Company, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	January 14, 2026
10.21	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	May 25, 2018
10.22	Form of Warrant Confirmation.	8-K	001-37622	10.3	May 25, 2018
10.23	Form of Convertible Note Hedge Confirmation.	8-K	001-37622	10.2	March 5, 2020
10.24	Form of Warrant Confirmation.	8-K	001-37622	10.3	March 5, 2020
10.25	Form of Convertible Note Hedge Confirmation (2026 Convertible Notes).	8-K	001-37622	10.2	November 10, 2020
10.26	Form of 2026 Warrant Confirmation.	8-K	001-37622	10.4	November 10, 2020
10.27	Form of Convertible Note Hedge Confirmation (2027 Convertible Notes).	8-K	001-37622	10.3	November 10, 2020
10.28	Form of 2027 Warrant Confirmation.	8-K	001-37622	10.5	November 10, 2020
19.1	Block, Inc. Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities.	10-K	001-37622	19.1	February 24, 2025
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Financial Restatement Clawback Policy
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: February 26, 2026
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jack Dorsey	Block Head and Chairperson (Principal Executive Officer)	February 26, 2026
Jack Dorsey
/s/ Amrita Ahuja	Chief Financial Officer & Chief Operating Officer (Principal Financial Officer)	February 26, 2026
Amrita Ahuja
/s/ Ajmere Dale	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Ajmere Dale
/s/ Roelof Botha	Director	February 26, 2026
Roelof Botha
/s/ Amy Brooks	Director	February 26, 2026
Amy Brooks
/s/ Shawn Carter	Director	February 26, 2026
Shawn Carter
/s/ Paul Deighton	Director	February 26, 2026
Paul Deighton
/s/ Anthony Eisen	Director	February 26, 2026
Anthony Eisen
/s/ Randy Garutti	Director	February 26, 2026
Randy Garutti
/s/ Jim McKelvey	Director	February 26, 2026
Jim McKelvey
/s/ Mary Meeker	Director	February 26, 2026
Mary Meeker
/s/ Neha Narula	Director	February 26, 2026
Neha Narula