Form 10-Q
period 2026-03-31
Block, Inc.
filed 2026-05-07
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 535,195 and 59,986, respectively.
1 We have adopted a distributed work model and, therefore, have no formal headquarters. This address represents our "principal executive office," which we are required to identify under Securities and Exchange Commission rules.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial and operating performance, our expectations regarding transaction and loan losses, the adequacy of our allowance for credit losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, including our ability and timing to integrate artificial intelligence ("AI") and cryptocurrency features into our business and products, the expected benefits of AI tools to our employees, to our customers, to the pace of our innovation and to our overall business, the expected benefits of our products to our customers and the impact of our products on our business, our expectations regarding product launches, trends in our markets and the continuation of such trends, our expectations related to our recently announced workforce reduction and anticipated costs, impact, risks and benefits of such action, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters, the adequacy of reserves for such matters and the impact of any such matters or settlements thereof on our business, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,858,357	$6,564,092
Settlements receivable	1,224,007	1,359,983
Customer funds	5,941,180	4,771,824
Consumer receivables, net	2,287,001	2,670,322
Loans held for investment, net	3,430,619	3,382,957
Other current assets	4,025,261	4,107,702
Total current assets	23,766,425	22,856,880
Goodwill	11,956,264	11,849,018
Acquired intangible assets, net	1,245,784	1,281,670
Deferred tax assets	1,380,684	1,302,776
Bitcoin investment	617,290	777,515
Other non-current assets	1,019,634	1,482,028
Total assets	$39,986,081	$39,549,887
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$7,868,513	$6,805,366
Accrued expenses and other current liabilities	2,240,661	1,538,893
Current portion of long-term debt (Note 12)	1,574,374	1,573,259
Warehouse funding facilities, current	283,562	466,942
Total current liabilities	11,967,110	10,384,460
Warehouse funding facilities, non-current	258,938	897,941
Long-term debt (Note 12)	5,718,146	5,715,759
Other non-current liabilities	360,859	381,845
Total liabilities	18,305,053	17,380,005
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at March 31, 2026 and December 31, 2025. None issued and outstanding at March 31, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at March 31, 2026 and December 31, 2025; 535,280 and 542,085 issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at March 31, 2026 and December 31, 2025; 59,991 and 59,993 issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	18,601,896	18,895,405
Accumulated other comprehensive loss	(252,131)	(365,381)
Retained earnings	3,365,573	3,674,254
Total stockholders’ equity attributable to common stockholders	21,715,338	22,204,278
Noncontrolling interests	(34,310)	(34,396)
Total stockholders’ equity	21,681,028	22,169,882
Total liabilities and stockholders’ equity	$39,986,081	$39,549,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Commerce enablement revenue	$2,938,470	$2,566,975
Financial solutions revenue	1,321,985	875,011
Bitcoin ecosystem revenue	1,796,392	2,329,810
Total net revenue	6,056,847	5,771,796
Cost of revenue:
Commerce enablement costs	1,317,459	1,152,200
Financial solutions costs	89,375	77,922
Bitcoin ecosystem costs	1,727,957	2,237,397
Amortization of acquired technology assets	12,817	14,674
Total cost of revenue	3,147,608	3,482,193
Gross profit	2,909,239	2,289,603
Operating expenses:
Product development	1,038,873	760,699
Sales and marketing	650,508	504,460
General and administrative	857,564	491,797
Transaction, loan, and consumer receivable losses	500,125	169,689
Amortization of customer and other acquired intangible assets	34,159	33,656
Total operating expenses	3,081,229	1,960,301
Operating income (loss)	(171,990)	329,302
Interest expense, net	53,195	17,243
Remeasurement loss on bitcoin investment	172,818	93,351
Other income, net	(5,426)	(8,342)
Income (loss) before income tax	(392,577)	227,050
Provision for (benefit from) income taxes	(83,982)	38,328
Net income (loss)	(308,595)	188,722
Less: Net income (loss) attributable to noncontrolling interests	86	(1,150)
Net income (loss) attributable to common stockholders	$(308,681)	$189,872

Net income (loss) per share attributable to common stockholders:
Basic	$(0.52)	$0.31
Diluted	$(0.52)	$0.30
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	597,586	619,370
Diluted	597,586	635,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(308,595)	$188,722
Net foreign currency translation adjustments (i)	114,871	129,820
Net unrealized gain (loss) on marketable debt securities, net of tax	(1,621)	430
Total comprehensive income (loss)	$(195,345)	$318,972

(i) Includes foreign currency translation gains related to goodwill of $107.4 million and $86.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2025	602,078	$18,895,405	$(365,381)	$3,674,254	$(34,396)	$22,169,882
Net income (loss)	—	—	—	(308,681)	86	(308,595)
Shares issued in connection with employee stock plans	3,893	618	—	—	—	618
Repurchases of common stock, including excise tax	(10,700)	(639,988)	—	—	—	(639,988)
Change in other comprehensive loss	—	—	113,250	—	—	113,250
Share-based compensation	—	345,861	—	—	—	345,861
Balance at March 31, 2026	595,271	$18,601,896	$(252,131)	$3,365,573	$(34,310)	$21,681,028

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2024	619,676	$19,900,379	$(1,001,065)	$2,368,618	$(32,970)	$21,234,962
Net income (loss)	—	—	—	189,872	(1,150)	188,722
Shares issued in connection with employee stock plans	4,004	2,283	—	—	—	2,283
Repurchases of common stock	(6,805)	(445,298)	—	—	—	(445,298)
Change in other comprehensive loss	—	—	130,250	—	—	130,250
Share-based compensation	—	324,155	—	—	—	324,155
Balance at March 31, 2025	616,875	$19,781,519	$(870,815)	$2,558,490	$(34,120)	$21,435,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(308,595)	$188,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95,977	88,948
Amortization of discounts and premiums and other non-cash adjustments	(279,936)	(265,168)
Non-cash lease expense	29,920	14,369
Share-based compensation	338,700	315,236
Loss on revaluation of equity investments	5,665	126
Remeasurement loss on bitcoin investment	172,818	93,351
Transaction, loan, and consumer receivable losses	500,125	169,689
Change in deferred income taxes	(79,027)	7,599
Purchases and originations of loans originally classified as held for sale	(1,799,095)	(5,032,615)
Proceeds from repayments of loans originally classified as held for sale	1,835,016	4,721,581
Changes in operating assets and liabilities:
Settlements receivable	89,666	(88,267)
Customers payable	(122,404)	164,904
Prepaid expenses	(70,774)	(147,946)
Other assets and liabilities	557,539	(97,193)
Net cash provided by operating activities	965,595	133,336
Cash flows from investing activities:
Purchases of marketable debt securities	(75,203)	(162,188)
Proceeds from maturities of marketable debt securities	137,055	147,508
Proceeds from sale of marketable debt securities	28,406	265,191
Payments for originations of consumer receivables	(7,788,370)	(6,898,769)
Proceeds from principal repayments and sales of consumer receivables	8,440,980	7,602,325
Purchases and originations of loans originally classified as held for investment	(10,645,803)	—
Proceeds from repayments of loans originally classified as held for investment	10,231,838	—
Purchases of property and equipment	(30,574)	(31,882)
Other investing activities	1,701	(7,477)
Net cash provided by investing activities	300,030	914,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Payments to redeem convertible notes	—	(1,000,624)
Proceeds from warehouse facilities borrowings	223,953	222,824
Repayments of warehouse facilities borrowings	(1,065,192)	(1,091,137)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	618	2,283
Net increase in interest-bearing deposits	55,343	34,463
Repurchases of common stock	(635,988)	(445,298)
Change in customer funds, restricted from use in the Company's operations	1,169,356	1,065,857
Net cash used in financing activities	(251,910)	(1,211,632)
Effect of foreign exchange rate on cash and cash equivalents	(471)	22,249
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	1,013,244	(141,339)
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	12,481,276	13,230,512
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$13,494,520	$13,089,173

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$6,858,357	$7,088,831
Short-term restricted cash	621,324	681,774
Long-term restricted cash	73,659	69,838
Customer funds cash and cash equivalents	5,941,180	5,248,730
Total	$13,494,520	$13,089,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Block, Inc. (together with its subsidiaries, "Block" or the "Company") creates tools that empower businesses, sellers, and individuals to participate in the economy. Block is comprised of two reportable segments, Square and Cash App. Square is a cohesive commerce ecosystem that helps sellers start, run, and grow their businesses, including enabling sellers to accept card payments, providing reporting and analytics, and facilitating next-day settlement. Square’s point-of-sale software and other business services help sellers manage inventory, locations, and employees; access financial solutions; engage buyers; build a website or online store; and grow sales. Cash App is an ecosystem of financial products and services focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, buy now, pay later ("BNPL"), borrow, or save their money. Cash App seeks to redefine the world’s relationship with money by making it more relatable, instantly available, and universally accessible.

Block was founded in 2009 and has offices globally. The Company operates under a distributed work model and does not designate a headquarters location.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and the applicable rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and related notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Reclassifications

Certain prior period amounts reported in our condensed consolidated statements of operations and notes thereto have been reclassified to conform to the current year presentation.

The reclassifications in the condensed consolidated statements of operations primarily represent changes to present revenue line items consisting of Commerce enablement, Financial solutions, and Bitcoin ecosystem. The Company believes this updated presentation will improve the usefulness of the financial information for the reader and is more reflective of the business today.

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

Concentration of Credit Risk

For the three months ended March 31, 2026 and March 31, 2025, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had four third-party payment processors that represented approximately 47%, 14%, 11%, and 11% of settlements receivable as of March 31, 2026. As of December 31, 2025, the Company had four third-party processors that represented approximately 36%, 25%, 11% and 10% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $102.0 million for the three months ended March 31, 2026, compared to $90.7 million for the three months ended March 31, 2025. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, overdraft losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are generally expensed as incurred. The Company recorded $296.7 million for the three months ended March 31, 2026, compared to $203.4 million for the three months ended March 31, 2025, for such expenses.

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments allow an entity to apply a practical expedient when estimating expected credit losses, which assumes that the current conditions as of the balance sheet date will not change for the remaining life of the accounts receivable and contract assets arising from contracts with customers. The Company adopted the amendments effective for the current fiscal year and the adoption did not have a material impact on the Company's financial statements and related disclosures.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from contracts with customers:
Commerce enablement revenue	$2,517,706	$2,266,788
Financial solutions revenue	585,866	548,572
Bitcoin ecosystem revenue	1,796,392	2,329,810
Revenue from other sources: (i)
Commerce enablement revenue	420,764	300,187
Financial solutions revenue	736,119	326,439
Total net revenue	$6,056,847	$5,771,796

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

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments in debt securities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$19,017	$12	$—	$19,029
Corporate bonds	68,414	40	(71)	68,383
Commercial paper	61,322	—	—	61,322
Municipal securities	130	—	—	130
Certificates of deposit	3,211	—	—	3,211
U.S. government securities	310,208	384	(56)	310,536
Total	$462,302	$436	$(127)	$462,611

Long-term debt securities:
Corporate bonds	$47,763	$15	$(160)	$47,618
Municipal securities	6,904	19	(175)	6,748
U.S. government securities	100,593	10	(344)	100,259
Total	$155,260	$44	$(679)	$154,625

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$19,017	$18	$—	$19,035
Corporate bonds	58,954	165	—	59,119
Commercial paper	92,655	—	—	92,655
Municipal securities	130	—	—	130
Certificates of deposit	2,211	—	—	2,211
U.S. government securities	343,923	707	(3)	344,627
Total	$516,890	$890	$(3)	$517,777

Long-term debt securities:
Corporate bonds	$81,332	$139	$(2)	$81,469
Municipal securities	7,167	28	(244)	6,951
U.S. government securities	99,981	486	—	100,467
Total	$188,480	$653	$(246)	$188,887

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	March 31, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
Corporate bonds	$37,544	$(71)	$—	$—	$37,544	$(71)
U.S. government securities	146,981	(56)	—	—	146,981	(56)
Total	$184,525	$(127)	$—	$—	$184,525	$(127)

Long-term debt securities:
Corporate bonds	$39,555	$(160)	$—	$—	$39,555	$(160)
Municipal securities	4,054	(80)	337	(95)	4,391	(175)
U.S. government securities	91,927	(344)	—	—	91,927	(344)
Total	$135,536	$(584)	$337	$(95)	$135,873	$(679)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$17	$—	$—	$—	$17	$—
Corporate bonds	3,508	—	—	—	3,508	—
U.S. government securities	11,998	(3)	—	—	11,998	(3)
Total	$15,523	$(3)	$—	$—	$15,523	$(3)

Long-term debt securities:
Corporate bonds	$4,539	$(2)	$—	$—	$4,539	$(2)
Municipal securities	3,274	(98)	1,235	(146)	4,509	(244)
Total	$7,813	$(100)	$1,235	$(146)	$9,048	$(246)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses is not required.

The contractual maturities of the Company's short-term and long-term investments as of March 31, 2026 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$462,302	$462,611
Due after one year to five years	148,356	147,877
Due after five years	6,904	6,748
Total	$617,562	$617,236

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	March 31, 2026	December 31, 2025
Cash	$4,850,991	$3,663,727
Cash equivalents:
Reverse repurchase agreement (i)	1,090,189	1,108,097
Total customer funds	$5,941,180	$4,771,824

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$776,426	$—	$—	$608,807	$—	$—
U.S. government securities	12,673	—	—	4,963	—	—
Commercial paper	—	28,937	—	—	64,805	—
Corporate bonds	—	—	—	—	276	—
Restricted cash:
Money market funds	99,458	—	—	293,514	—	—
Customer funds:
Reverse repurchase agreement	1,090,189	—	—	1,108,097	—	—
Short-term debt securities:
U.S. government securities	310,536	—	—	344,627	—	—
Corporate bonds	—	68,383	—	—	59,119	—
U.S. agency securities	—	19,029	—	—	19,035	—
Certificates of deposit	—	3,211	—	—	2,211	—
Commercial paper	—	61,322	—	—	92,655	—
Municipal securities	—	130	—	—	130	—
Long-term debt securities:
U.S. government securities	100,259	—	—	100,467	—	—
Corporate bonds	—	47,618	—	—	81,469	—
Municipal securities	—	6,748	—	—	6,951	—
Other:
Bitcoin investment	617,290	—	—	777,515	—	—
Investment in marketable equity securities	4,488	—	—	5,225	—	—
Total	$3,011,319	$235,378	$—	$3,243,215	$326,651	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$999,520	$995,512	$998,827	$993,144
2030 Senior Notes	1,186,218	1,181,129	1,185,533	1,209,528
2031 Senior Notes	992,717	903,005	992,372	932,095
2032 Senior Notes	1,978,440	1,998,838	1,977,734	2,057,081
2033 Senior Notes	987,902	973,054	987,581	1,013,732
2026 Convertible Notes	574,854	572,583	574,432	566,103
2027 Convertible Notes	572,869	537,993	572,539	530,171
Total	$7,292,520	$7,162,114	$7,289,018	$7,301,854

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$745,612	$772,659	$782,966	$812,658
Loans held for investment	3,430,619	3,476,518	3,382,957	3,445,631
Total	$4,176,231	$4,249,177	$4,165,923	$4,258,289

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three months ended March 31, 2026 and March 31, 2025, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed on the Company's BNPL products. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the three months ended March 31, 2026, no loans were reclassified from loans held for investment to loans held for sale and sold to third parties. For the three months ended March 31, 2025, $210.0 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties. Net losses on sales of consumer receivables were immaterial for the three months ended March 31, 2025.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of March 31, 2026, the amortized cost of Pass rated consumer receivables was $2.4 billion and the amount of Classified consumer receivables was $137.7 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	March 31, 2026	December 31, 2025
Non-delinquent loans	$2,034,491	$2,416,017
1 - 60 days past due	351,472	363,165
61 - 90 days past due	57,555	29,984
> 90 days past due	80,171	101,021
Total amortized cost	$2,523,689	$2,910,187

The amount listed as 1 - 60 days past due in the above table includes $243.0 million and $245.4 million of cash in transit as of March 31, 2026 and December 31, 2025, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they are recovered. The amount of recoveries for both the three months ended March 31, 2026 and March 31, 2025 were immaterial.

The following table summarizes activity in the allowance for credit losses for consumer receivables (in thousands):

	Three Months Ended March 31,
	2026	2025
Allowance for credit losses, beginning of the period	$239,865	$201,793
Provision for credit losses	76,552	55,650
Charge-offs and other adjustments	(80,449)	(65,786)
Foreign exchange effect	720	1,763
Allowance for credit losses, end of the period	$236,688	$193,420

NOTE 7 - CUSTOMER LOANS

Customer loans primarily consist of Square Loans, Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly products. Square Loans are originated by the Company’s wholly-owned subsidiary, Square Financial Services, to qualified Square sellers. The majority of Square Loans are sold to third-party investors with a portion retained on the Company’s balance sheet. Cash App Borrow and Afterpay Post-Purchase are credit products for consumers that allow customers to access short-term loans for a fee. Pay Monthly is a buy now, pay later product that allows consumers to pay for larger transaction sizes over a three-, six-, twelve-, or twenty-four-month period using a monthly payment option. Historically, these loans were originated through a partnership with a third-party industrial bank from whom the Company purchased the loans obtaining all rights, title, and interest, and were classified as held for sale on the Company’s balance sheet. Beginning in the second quarter of 2025, the Company also began originating Cash App Borrow and Afterpay Post-Purchase loans through Square Financial Services, which are retained on the Company’s balance sheet and classified as held for investment. Beginning July 1, 2025, Cash App Borrow loans, Afterpay Post-Purchase loans, Pay Monthly, and certain other customer loan products purchased from the partnership with the third party, along with all customer loan products originated through Square Financial Services, are retained on the Company's balance sheet and classified as held for investment.

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

	March 31, 2026
	Consumer	Commercial	Other	Total
Amortized cost basis	$3,301,361	$456,932	$155,128	$3,913,421
Allowance for credit losses	(435,018)	(32,062)	(15,722)	(482,802)
Total loans held for investment, net of allowance	$2,866,343	$424,870	$139,406	$3,430,619

	December 31, 2025
	Consumer	Commercial	Other	Total
Amortized cost basis	$3,182,624	$481,757	$101,437	$3,765,818
Allowance for credit losses	(340,117)	(33,602)	(9,142)	(382,861)
Total loans held for investment, net of allowance	$2,842,507	$448,155	$92,295	$3,382,957

The Company considers Square Loans that are 60 days or more past due to be delinquent, and Square Loans 90 days or more past due to be nonperforming. Square Loans that are 120 days or more past due are generally considered to be uncollectible and are written off. When a Square Loan is identified as nonperforming, recognition of income is discontinued. A Square Loan is restored to performing status after total overdue unpaid amounts are repaid and the Company has reasonable assurance that performance under the terms of the loan will continue.

Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly loans that are 1 day or greater past due are considered delinquent. Cash App Borrow and Afterpay Post-Purchase loans that are 90 days or more past due, and Pay Monthly loans that are 180 days past due, are generally considered to be uncollectible and are written off.

The following table presents an aging analysis of the amortized cost of consumer loans held for investment by delinquency status (in thousands):

	March 31, 2026	December 31, 2025
Non-delinquent loans	$2,842,791	$2,810,925
1 - 59 days past due	303,821	293,088
60 - 89 days past due	153,998	78,606
90+ days past due	751	5
Total amortized cost	$3,301,361	$3,182,624

As of March 31, 2026 and December 31, 2025, the amount of Commercial and Other loans that were identified as delinquent and nonperforming was immaterial.

The following table presents the Company's loans held for investment allowance for credit losses by category (in thousands):

	March 31, 2026
	Consumer	Commercial	Other	Total
Beginning balance of the allowance for credit losses	$340,117	$33,602	$9,142	$382,861
Current period provisions for expected credit losses	333,828	10,393	6,584	350,805
Write-offs charged against the allowance	(263,906)	(14,410)	(4)	(278,320)
Recoveries of amounts previously written off	24,979	2,477	—	27,456
Ending balance of the allowance for credit losses	$435,018	$32,062	$15,722	$482,802

The allowance for credit losses, amount of charge-offs recorded, and amount of recoveries as of March 31, 2025 were immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated Square Loans generally consist of loans that are current or up to 59 days past due. Classified Square Loans generally comprise of loans that are 60 days or more past due and have a higher risk of default. Pass rated Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly loans generally consist of loans that are current. Classified Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly loans are comprised of loans that are 1 day or greater past due, due to their short-term nature and repayment period, and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least annually. As of March 31, 2026 and December 31, 2025, the amortized cost of Pass rated loans was $3.4 billion for both periods. As of March 31, 2026 and December 31, 2025, the amount of Classified loans was $467.3 million and $381.0 million, respectively.

Loans Held for Sale

The following table presents the Company’s loans held for sale by category (in thousands):

	March 31, 2026	December 31, 2025
Commercial	$713,304	$708,512
Consumer	16,422	40,735
Other	15,886	33,719
Total	$745,612	$782,966

Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due and Cash App Borrow loans that are 90 days or more past due are generally considered to be uncollectible and are written off. Past due status is based on contractual terms of the loans.

For the three months ended March 31, 2026, $1.3 billion of Square Loans were sold to third-party investors, and the Company recognized net gains on the sales of loans of $72.1 million. For the three months ended March 31, 2025, $1.1 billion of Square Loans were sold to third-party investors, and the Company recognized net gains on sales of loans of $65.4 million. The net gains on sales of loans are recognized in net income (loss) through “Financial solutions revenue” in the Company’s condensed consolidated statements of operations.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at March 31, 2026
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$361,908	$(313,677)	$48,231
Customer assets	15 years	1,416,607	(418,741)	997,866
Trade names and other	9 years	389,137	(189,450)	199,687
Total		$2,167,652	$(921,868)	$1,245,784

	Balance at December 31, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$359,008	$(297,960)	$61,048
Customer assets	15 years	1,401,701	(391,100)	1,010,601
Trade names and other	9 years	389,137	(179,116)	210,021
Total		$2,149,846	$(868,176)	$1,281,670

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Acquired intangible assets, net, beginning of the period	$1,281,670	$1,433,067
Amortization expense	(46,976)	(48,330)
Foreign currency translation and other adjustments	11,090	6,505
Acquired intangible assets, net, end of the period	$1,245,784	$1,391,242

The estimated future amortization expense of intangible assets as of March 31, 2026 was as follows (in thousands):

Remainder of 2026	$138,651
2027	141,987
2028	138,199
2029	137,569
2030	134,169
Thereafter	555,209
Total	$1,245,784

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	March 31, 2026	December 31, 2025
Loans held for sale (i)	$745,612	$782,966
Restricted cash (ii)	621,324	1,071,574
Processing costs receivable	577,743	448,406
Investments in short-term debt securities	462,611	517,777
Prepaid expenses	359,481	288,707
Accounts receivable, net	242,508	238,207
Inventory, net	174,318	158,319
Other	841,664	601,746
Total	$4,025,261	$4,107,702

(i) Refer to Note 7, Customer Loans for further details.

(ii) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

The following table presents the detail of inventory, net (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$16,557	$16,054
Work in process	54,457	46,791
Finished goods	103,304	95,474
Total inventory, net	$174,318	$158,319

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses (i)	$1,228,181	$562,237
Customer deposits	352,775	297,432
Accounts payable	134,013	114,572
Processing fee payable	104,854	106,815
Accrued transaction losses (ii)	59,051	49,250
Operating lease liabilities, current	56,026	55,349
Accrued royalties	54,963	51,596
Other	250,798	301,642
Total	$2,240,661	$1,538,893

(i) Includes $327.2 million of accrued severance and related expenses as of March 31, 2026 related to the workforce reduction restructuring plan. Refer to Note 20, Restructuring for further details.

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended March 31,
	2026	2025
Accrued transaction losses, beginning of the period	$49,250	$58,580
Provision for transaction losses (i)	34,101	29,408
Charge-offs to accrued transaction losses	(24,300)	(30,851)
Accrued transaction losses, end of the period	$59,051	$57,137

(i) Estimated losses related to Cash App overdrafts are classified within sales and marketing expenses and are accounted for separately from the provision for transaction losses. Such losses were immaterial for the three months ended March 31, 2026.

In addition to amounts reflected in the table above, the Company recognized additional provisions for transaction losses that were realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions, overdrafts, and negative balances, that are uncertain in nature. The Company recorded $81.2 million and $59.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively, for such losses. Losses from peer-to-peer activity and overdrafts are classified within sales and marketing expenses, while other transaction losses, including negative balances, are presented within transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	March 31, 2026	December 31, 2025
Property and equipment, net	294,895	323,375
Operating lease right-of-use assets	188,393	214,929
Investments in long-term debt securities	154,625	188,887
Investment in non-marketable equity securities (i)	88,112	423,198
Restricted cash	73,659	73,786
Other	219,950	257,853
Total	$1,019,634	$1,482,028

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

The adjustments to the carrying value of the Company's non-current non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Carrying amount, beginning of period	$423,198	$245,557
Net reductions (i)	(329,798)	(2,499)
Gross unrealized losses and impairments	(5,288)	—
Carrying amount, end of period	$88,112	$243,058

(i) Net reductions for the three months ended March 31, 2026 relates to a reclassification from non-current to current assets.

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-current non-marketable equity securities measured using the measurement alternative (in thousands):

	March 31, 2026	December 31, 2025
Upward adjustments	$6,150	$326,970
Downward adjustments and impairments	$(7,349)	$(2,061)

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liabilities, non-current	$242,345	$257,126
Deferred tax liabilities	54	1,173
Other	118,460	123,546
Total	$360,859	$381,845

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

The Company's bitcoin investment is initially recorded at cost, inclusive of transaction costs, and remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income (loss) through “Remeasurement loss (gain) on bitcoin investment” on the Company’s condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the Company held approximately 9,032 and 8,883 bitcoins for investment purposes with a cost basis of $305.2 million and $292.6 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment (in thousands, except amount of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2025	8,883	$777,515
Additions (i)	149	12,593
Remeasurement loss	—	(172,818)
Balance at March 31, 2026	9,032	$617,290

	Amount of bitcoin	Value
Balance at December 31, 2024	8,485	$792,282
Additions (i)	99	9,519
Remeasurement loss	—	(93,351)
Balance at March 31, 2025	8,584	$708,450

(i) Additions primarily represent the Company's purchases of bitcoin for investment purposes.

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin ecosystem revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of March 31, 2026 and December 31, 2025, the Company held approximately 267 and 238 bitcoins for operating purposes with a fair value of $18.8 million and $20.0 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets.”

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of March 31, 2026.

NOTE 12 - INDEBTEDNESS

A) Notes

The 2026 Convertible Notes and 2027 Convertible Notes (each, as defined below, and collectively, the “Convertible Notes”), together with the Senior Notes (as defined below), are collectively referred to as the “Notes.”

The following tables summarize the Company's Notes as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes (i)	$1,000,000	$(480)	$999,520
2030 Senior Notes	1,200,000	(13,782)	1,186,218
2031 Senior Notes	1,000,000	(7,283)	992,717
2032 Senior Notes	2,000,000	(21,560)	1,978,440
2033 Senior Notes	1,000,000	(12,098)	987,902
2026 Convertible Notes (i)	575,000	(146)	574,854
2027 Convertible Notes	575,000	(2,131)	572,869
Total	$7,350,000	$(57,480)	$7,292,520

	December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes (i)	$1,000,000	$(1,173)	$998,827
2030 Senior Notes	1,200,000	(14,467)	1,185,533
2031 Senior Notes	1,000,000	(7,628)	992,372
2032 Senior Notes	2,000,000	(22,266)	1,977,734
2033 Senior Notes	1,000,000	(12,419)	987,581
2026 Convertible Notes (i)	575,000	(568)	574,432
2027 Convertible Notes	575,000	(2,461)	572,539
Total	$7,350,000	$(60,982)	$7,289,018

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$79,723	$48,380
Amortization of debt issuance costs	3,503	2,949
Total	$83,226	$51,329

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

The circumstances to allow the holders to convert their 2026 Convertible Notes and 2027 Convertible Notes were not met during the three months ended March 31, 2026. As of March 31, 2026, no principal had converted and the if-converted value did not exceed the outstanding principal amount on either the 2026 Convertible Notes or 2027 Convertible Notes.

B) Revolving Credit Facility

On January 14, 2026, the Company amended and restated its revolving credit agreement (the "Restated Credit Agreement") with certain lenders, which, among other things, increased the revolving loan commitments from $775 million to $900 million and extended the maturity date to January 14, 2031, provided that if on the date that is 91 days prior to the maturity date of any of the Company's existing convertible notes or senior notes, the aggregate amount of liquidity (as defined in the Restated Credit Agreement) would be less than $250 million after giving pro forma effect to the repayment of such existing convertible notes or such senior notes at maturity, then the maturity date of the revolving loan facility shall be modified to be such date. The Restated Credit Agreement replaced the prior financial covenant with a maximum total net leverage ratio covenant, determined as set forth in the Restated Credit Agreement, to be tested on the last day of each fiscal quarter.

Loans under the Restated Credit Agreement bear interest at the Company's option at (i) an annual rate based on the forward-looking term rate based on the Secured Overnight Financing Rate ("Term SOFR") or (ii) a base rate. Loans based on Term SOFR shall bear interest at a rate equal to Term SOFR plus a margin of between 1.25% and 1.75%, depending on the Company's total net leverage ratio. Loans based on the base rate shall bear interest at a rate based on the highest of the prime rate, the federal funds rate plus 0.50%, and Term SOFR with a tenor of one-month plus 1.00%, in each case, plus a margin ranging from 0.25% to 0.75%, depending on the Company's total net leverage ratio.

The Restated Credit Agreement also contains customary affirmative and negative covenants typical for a facility of this type that, among other things, restrict the Company's domestic restricted subsidiaries from incurring debt for borrowed money, the Company and its domestic restricted subsidiaries from granting liens to secure debt for borrowed money and entering into sale and leaseback transactions, and the Company and its subsidiaries from making certain investments and certain restricted payments.

The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Restated Credit Agreement. As of March 31, 2026, no funds have been drawn and no letters of credit have been issued under the Restated Credit Agreement. The Company incurred immaterial unused commitment fees during the three months ended March 31, 2026 and March 31, 2025. As of March 31, 2026, the Company was in compliance with all financial covenants under the Restated Credit Agreement.

C) Square Financial Services Lines of Credit

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of March 31, 2026 and December 31, 2025.

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

These Warehouse Facilities have maturity dates through September 2028. As of March 31, 2026, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.5 billion on a revolving basis, of which $542.5 million was drawn and $960.9 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of March 31, 2026. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $12.6 million and $14.9 million for the three months ended March 31, 2026 and March 31, 2025, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

March 31, 2026
2026	$169,045
2027 (i)	318,455
2028	55,000
Total	$542,500

(i) Includes $114.5 million of future scheduled principal payments disclosed as warehouse funding facilities, current, on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax benefit of $84.0 million and income tax expense of $38.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively. The shift to a tax benefit reflects a pre-tax loss of $392.6 million in the current period, compared to pre-tax income of $227.1 million in the prior-year period. The current period pre-tax loss was driven in part by restructuring charges related to the Workforce Plan and accruals for litigation and regulatory matters. Refer to Note 20, Restructuring, and Note 17, Commitments and Contingencies for more details.

The difference between the income tax benefit at the U.S. federal statutory rate and the income tax benefit recorded for the three months ended March 31, 2026 was primarily due to the impact of U.S. state taxes and tax shortfalls from share-based compensation.

The difference between the income tax benefit for the three months ended March 31, 2026 and the income tax expense for the three months ended March 31, 2025 primarily relates to the pre-tax results for each quarter, partially offset by smaller benefits from the release of income tax reserves due to lapsing of statute limitations and tax shortfalls from share-based compensation for the three months ended March 31, 2026.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three months ended March 31, 2026 and March 31, 2025 is calculated on a jurisdictional basis. The Company estimated the worldwide income tax provision using the estimated annual effective income tax rate expected to be applicable for the full year. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect, among other things, the assumptions used to estimate the annual effective tax rate, including factors such as the mix of forecasted pre-tax earnings in the various jurisdictions in which the Company operates, changes in valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, and changes in or the interpretation of tax laws in jurisdictions where the Company conducts business.

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company’s Class A common stock, for a total authorization of $9 billion. During the three months ended March 31, 2026, the Company repurchased 10.7 million shares of its Class A common stock for an aggregate amount of $636.0 million, excluding excise tax, which was immaterial. As of March 31, 2026, $4.7 billion remained available and authorized for repurchases under this share repurchase program.

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

Under the 2025 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), performance awards, and other stock and cash-based awards to eligible employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. A maximum aggregate of 80,000,000 shares were reserved for issuance pursuant to awards under the 2025 Plan. As of March 31, 2026, there were 26.0 million shares outstanding under the 2015 Plan and 74.9 million shares available for future issuance under our 2025 Plan.

A summary of stock option activity for the three months ended March 31, 2026 is as follows (in thousands, except per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	3,757	$69.29	6.95	$29,151
Granted	—	—
Exercised	(11)	57.40
Forfeited	(266)	58.19
Expired	(11)	65.60
Outstanding, end of the period	3,469	$70.20	6.78	$15,661

Exercisable, end of the period	2,076	$77.63	5.44	$10,623

Restricted Stock Activity

Activity related to RSUs during the three months ended March 31, 2026 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	31,287	$66.31
Granted	1,529	56.05
Vested	(3,921)	68.04
Forfeited	(1,972)	65.15
Unvested, end of the period	26,923	$65.56

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$113	$156
Product development	245,040	222,541
Sales and marketing	31,357	33,350
General and administrative	62,190	59,189
Total	$338,700	$315,236

The Company capitalized $7.2 million and $8.9 million of share-based compensation expense related to capitalized software costs during the three months ended March 31, 2026 and March 31, 2025, respectively.

As of March 31, 2026, there was $1.8 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.4 years.

NOTE 15 - NET INCOME (LOSS) PER SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(308,681)	$189,872
Denominator
Shares used to compute basic net income (loss) per share	597,586	619,370
Basic net income (loss) per share	$(0.52)	$0.31

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$(308,681)	$189,872
Interest expense on convertible notes	—	1,511
Net income (loss) used to compute diluted net income per share	$(308,681)	$191,383
Denominator
Shares used to compute basic net income (loss) per share	597,586	619,370
Stock options, restricted stock, and employee stock purchase plan	—	6,619
Convertible notes	—	9,353
Shares used to compute diluted net income (loss) per share	597,586	635,342
Diluted net income (loss) per share	$(0.52)	$0.30

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options, restricted stock, and employee stock purchase plan	33,721	33,161
Convertible notes	3,844	—
Common stock warrants	3,844	12,108
Total anti-dilutive securities	41,409	45,269

NOTE 16 - RELATED PARTY TRANSACTIONS

In July 2019, the Company entered into a lease agreement for office space in St. Louis, Missouri, from an affiliate of one of the Company’s co-founders and current member of its board of directors, Mr. Jim McKelvey, for a term of 15.5 years with options to extend the lease term for two five-year terms. The lease possession date varied by floor, beginning in May 2020. As of March 31, 2026, the Company had recorded right-of-use assets of $9.6 million and associated lease liabilities of $14.4 million related to this lease arrangement.

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

Regulatory and Governmental Matters

The Company received subpoenas from Attorneys General from multiple states, seeking the production of information related to, among other things, Cash App’s handling of customer complaints and disputes. In June 2024, the state Attorneys General presented the Company with the results of their investigations. In December 2024, the state Attorneys General presented the Company with potential terms for resolving this matter and the Company is engaging in conversations with the state Attorneys General to resolve this matter on acceptable terms. In April 2026, the Company reached an agreement with the Executive Committee in principle on terms for resolving the matter. The final terms are not expected to be material.

The Company also received inquiries from the SEC and Department of Justice (“DOJ”) shortly after the publication of a short seller report in March 2023. In July 2024, the Company received a follow-on inquiry from the SEC. The Company believes these inquiries primarily relate to the allegations raised in the short seller report, the Company’s compliance and risk practices, and related disclosures. In March 2026, the SEC staff notified the Company that it had concluded its investigation and did not intend to recommend an enforcement action against the Company.

The DOJ inquiry remains ongoing, and in March 2026, the DOJ presented the Company with potential terms for resolving this matter. The Company disputes the basis and methodology underlying the DOJ's assessment of the matter, and it does not reflect the Company’s view of the merits or its view of an appropriate measure of loss, harm or the Company's potential financial liability. In April 2026, the Company made a counterproposal, and discussions are ongoing.

The Company has accrued an estimate of loss in the amount of $240 million as of the first quarter of 2026. The Company cannot provide any assurance that the DOJ will not ultimately take legal action against the Company should negotiations not result in an acceptable resolution. While the Company cannot predict the final outcome or estimate a range of loss in excess of amounts accrued, it is reasonably possible that the ultimate resolution could result in losses in excess of the amount accrued and such losses could be material. The Company cannot provide any assurance that the ultimate resolution will not have a material adverse effect on the Company.

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

In addition, between February 5, 2025 and April 24, 2025, multiple shareholder derivative actions were filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former directors and officers based on allegations substantially similar to the securities class action. The plaintiffs seek unspecified damages, attorneys' fees and other costs. On May 7, 2025, the Court ordered that the actions were related and renamed the related cases as “In re Block, Inc. Shareholder Derivative Litigation.” On January 6, 2026, the court denied the Company’s motions to dismiss in the derivative actions. A separate derivative action making similar claims and requesting similar damages was filed on October 9, 2025 in the U.S. District Court for the Northern District of California that has not been consolidated. In April 2026, the board of directors of the Company formed a special litigation committee and empowered it to investigate the claims raised in the derivative actions.

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

As of March 31, 2026, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2026	$281,714
2027	427,317
2028	355,000
2029	370,000
2030	410,000
Thereafter	392,000
Total	$2,236,031

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

•Square includes managed payment services, software solutions, hardware, and financial solutions offered to sellers, excluding those that involve Cash App.

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

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Three Months Ended March 31, 2026
	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$1,086,465	$1,802,824	$49,181	$2,938,470
Financial solutions revenue	1,040,020	281,965	—	1,321,985
Bitcoin ecosystem revenue	1,744,221	27,532	24,639	1,796,392
Segment revenue	$3,870,706	$2,112,321	$73,820	$6,056,847
Less: Cost of revenue	1,962,572	1,130,772	54,264	3,147,608
Segment gross profit	$1,908,134	$981,549	$19,556	$2,909,239

Interest revenue	$43,373	$8,372	$—	$51,745
Amortization of acquired technology assets	$11,671	$1,146	$—	$12,817

	Three Months Ended March 31, 2025
	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$900,104	$1,626,622	$40,249	$2,566,975
Financial solutions revenue	649,472	225,539	—	875,011
Bitcoin ecosystem revenue	2,329,438	—	372	2,329,810
Segment revenue	$3,879,014	$1,852,161	$40,621	$5,771,796
Less: Cost of revenue	2,499,063	954,262	28,868	3,482,193
Segment gross profit	$1,379,951	$897,899	$11,753	$2,289,603

Interest revenue	$49,238	$7,937	$—	$57,175
Amortization of acquired technology assets	$13,166	$1,508	$—	$14,674

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended March 31,
	2026	2025
Total segment gross profit	$2,889,683	$2,277,850
Add: Corporate and other gross profit	19,556	11,753
Less: Product development	1,038,873	760,699
Less: Sales and marketing	650,508	504,460
Less: General and administrative	857,564	491,797
Less: Transaction, loan, and consumer receivable losses	500,125	169,689
Less: Amortization of customer and other intangible assets	34,159	33,656
Less: Interest expense, net	53,195	17,243
Less: Remeasurement loss on bitcoin investment	172,818	93,351
Less: Other income, net	(5,426)	(8,342)
Income (loss) before applicable income taxes	$(392,577)	$227,050

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$5,530,750	$5,347,630
International	526,097	424,166
Total	$6,056,847	$5,771,796

No individual country from the international markets contributed more than 10% of total revenue for the three months ended March 31, 2026 and March 31, 2025.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	March 31, 2026	December 31, 2025
United States	$7,193,280	$7,281,727
Australia	4,594,832	4,453,807
Other international	1,897,224	1,933,458
Total	$13,685,336	$13,668,992

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow data:
Cash paid for interest	$78,161	$19,478
Cash paid for income taxes	50,727	22,833
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	$201,976	$215,278
Right-of-use assets obtained in exchange for operating lease obligations	212	1,258
Purchases of property and equipment in accounts payable and accrued expenses	8,590	1,912

NOTE 20 - RESTRUCTURING

In February 2026, the Company announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, the Company reduced its workforce by more than 40%. Restructuring charges in connection with the Workforce Plan for the three months ended March 31, 2026 were $495.3 million, which primarily consisted of cash expenditures for notice period and severance payments, employee benefits and related costs, as well as share-based compensation expense. The Company expects to incur immaterial additional related charges related to the Workforce Plan and expects that these remaining charges will be substantially recognized by the end of the second quarter of fiscal 2026.

The following table presents a summary of severance and other personnel costs related to the Workforce Plan (in thousands):

Three Months Ended March 31, 2026
Product development	$351,350
Sales and marketing	45,260
General and administrative	98,643
Total	$495,253

The following table summarizes the changes in the restructuring reserve related to the Workforce Plan, which are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, for the three months ended March 31, 2026 (in thousands):

Severance and other termination benefits
Charges (i)	$373,029
Payments	(45,845)
Accrued liability, end of period	$327,184

(i) Excludes share-based compensation expense of $100.3 million as well as severance payments incurred and paid within the period.

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

Overview

We launched the Square ecosystem in February 2009 to enable businesses ("sellers") to accept card payments, a critical capability that had previously been inaccessible to many businesses. We have since expanded to provide sellers additional products and services and to give them access to a cohesive ecosystem of tools to help them start, run, and grow their businesses. Similarly, with Cash App, we have built an ecosystem of financial products and services to help consumers manage their money. Cash App now provides an ecosystem of commerce solutions, financial solutions, and bitcoin capabilities focused on helping consumers make their money go further by enabling customers to store, send, receive, spend, invest, BNPL, borrow, or save their money. In addition, our nascent ecosystems include TIDAL as well as Bitcoin, which includes businesses such as Proto and Bitkey.

In the first quarter of 2026, we generated gross profit of $2.9 billion, up 27% year over year. Cash App generated gross profit of $1.9 billion in the first quarter of 2026, up 38% year over year, driven by growth in Cash App Borrow. Square generated gross profit of $981.5 million in the first quarter of 2026, up 9% year over year, driven by financial solutions, most notably Square Loans.

In the first quarter of 2026, operating loss was $172.0 million and Adjusted Operating Income was $727.7 million, compared to operating income of $329.3 million and Adjusted Operating Income of $466.3 million in the first quarter of 2025. Net loss attributable to common stockholders was $308.7 million for the first quarter of 2026, compared to net income attributable to common stockholders of $189.9 million for the same period in 2025, and Adjusted EBITDA was $1.0 billion for the first quarter of 2026, compared to $812.8 million for the same period in 2025. Net loss for the first quarter of 2026 and net income for the first quarter of 2025 included losses of $172.8 million and $93.4 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

In February 2026, we announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, we reduced our workforce by more than 40%. Restructuring charges in connection to the Workforce Plan during the three months ended March 31, 2026 were $495.3 million, which primarily consisted of cash expenditures for notice period and severance payments, employee benefits and related costs, as well as share-based compensation expense. We expect to incur additional immaterial related charges related to the Workforce Plan and expect that these remaining charges will be substantially complete by the end of the second quarter of fiscal 2026. We expect to realize benefits related to our focus on disciplined growth and cost efficiencies, and we expect to continue to benefit from these actions in future periods. We plan to continue to operate at this smaller size and are continuing to look at ways to improve our efficiency through a combination of AI automation, prioritization of our scope, performance management, and centralization of teams and functions to reduce duplication.

The following table presents a summary of severance and other personnel costs related to the Workforce Plan (in thousands):

Three Months Ended March 31, 2026
Product development	$351,350
Sales and marketing	45,260
General and administrative	98,643
Total	$495,253

While timing and savings are subject to change, we expect annualized net cost savings associated with the Workforce Plan of approximately $800 million to $900 million, related to employee compensation, a portion of which we expect to strategically reinvest in the Company. We expect that we will begin to realize these cost savings upon the completion of the Workforce Plan. Refer to Note 20, Restructuring, within Notes to the Condensed Consolidated Financial Statements for further details regarding charges related to the Workforce Plan.

We ended the first quarter of 2026 with $9.1 billion in available liquidity, with $8.2 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $900.0 million available under our revolving credit facility. This represents a decrease of $120.5 million from our available liquidity as of December 31, 2025, primarily due to $636.0 million of share repurchases in the first quarter of 2026 and net purchases and originations of loans originally classified as held for investment of $414.0 million, partially offset by net proceeds from principal repayments of consumer receivables of $652.6 million and an increase of $125.0 million to our revolving credit facility.

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company's Class A common stock, for a total authorization of $9 billion. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of March 31, 2026, we have repurchased a total of $4.3 billion of our Class A common stock under the program, of which $636.0 million was purchased in the first quarter of 2026.

Results of Operations

Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Commerce enablement revenue	$2,938,470	$2,566,975	$371,495	14%
Financial solutions revenue	1,321,985	875,011	446,974	51%
Bitcoin ecosystem revenue	1,796,392	2,329,810	(533,418)	(23)%
Total net revenue	$6,056,847	$5,771,796	$285,051	5%

Total net revenue for the three months ended March 31, 2026 increased by $285.1 million, or 5%, compared to the three months ended March 31, 2025. Bitcoin ecosystem revenue decreased by $533.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Excluding bitcoin ecosystem revenue, total net revenue increased by $818.5 million, or 24%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Commerce enablement revenue for the three months ended March 31, 2026 increased by $371.5 million, or 14%, compared to the three months ended March 31, 2025. This increase in revenue was driven by growth in Square processing, which increased by $161.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as well as growth in Cash App Card and Afterpay Post-Purchase revenue of $72.3 million and $71.1 million, respectively. The growth in Square processing was in line with Square gross payment volume ("GPV") growth of 13%, driven primarily by strength in Food and Beverage sellers. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Financial solutions revenue for the three months ended March 31, 2026 increased by $447.0 million, or 51%, compared to the three months ended March 31, 2025. The increase was primarily due to growth in Cash App's financial solutions-related products, specifically Cash App Borrow origination volumes. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, Cash App Borrow revenue increased by $369.4 million as we continued to expand access to the product. Additionally, revenue from Square's financial solutions-related products increased by $45.7 million compared to the three months ended March 31, 2025, primarily related to Square Lending.

Bitcoin ecosystem revenue for the three months ended March 31, 2026 decreased by $533.4 million, or 23%, compared to the three months ended March 31, 2025. As bitcoin ecosystem revenue is primarily the total sale amount of bitcoin to customers, the amount of bitcoin ecosystem revenue recognized will fluctuate depending on customer demand as well as changes in the market price of bitcoin. The decrease in the three months ended March 31, 2026 was driven by a decrease in trading volume as well as the average market price of bitcoin, compared to the three months ended March 31, 2025. While the bitcoin ecosystem contributed 30% and 40% of total revenue for the three months ended March 31, 2026 and March 31, 2025, respectively, gross profit generated from the bitcoin ecosystem was only 2% and 4% of the total gross profit for both the three months ended March 31, 2026 and March 31, 2025.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Commerce enablement costs	$1,317,459	$1,152,200	$165,259	14%
Financial solutions costs	89,375	77,922	11,453	15%
Bitcoin ecosystem costs	1,727,957	2,237,397	(509,440)	(23)%
Amortization of acquired technology assets	12,817	14,674	(1,857)	NM
Total cost of revenue	$3,147,608	$3,482,193	$(334,585)	(10)%

(i) Not meaningful ("NM")

Total cost of revenue for the three months ended March 31, 2026 decreased by $334.6 million, or 10%, compared to the three months ended March 31, 2025. Bitcoin ecosystem costs of revenue, which decreased by $509.4 million, was the primary driver of the decrease in total cost of revenue. Excluding bitcoin ecosystem costs of revenue, total cost of revenue increased by approximately $174.9 million, or 14%, in the three months ended March 31, 2026, compared to the three months ended March 31, 2025, largely related to an increase in Square GPV.

Commerce enablement costs for the three months ended March 31, 2026 increased by $165.3 million, or 14%, compared to the three months ended March 31, 2025. Commerce enablement costs for the three months ended March 31, 2026 were primarily driven by growth in Square processing costs, which were in line with the growth of Square GPV of 13%, as well as an increase in Square hardware costs.

Financial solutions costs for the three months ended March 31, 2026 increased by $11.5 million, compared to the three months ended March 31, 2025. The increase was primarily driven by growth in Cash App's financial solutions-related products on Cash App Card, including ATM, Paper Money Deposits, and related processing costs. While financial solutions revenue increased by 51% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the costs of revenues increased by 15% for the same comparative period. This gross margin expansion is primarily due to more favorable economics in Cash App's financial solutions-related products.

Bitcoin ecosystem costs for the three months ended March 31, 2026 decreased by $509.4 million, or 23%, compared to the three months ended March 31, 2025. Bitcoin ecosystem costs are primarily comprised of the total amounts we pay to purchase bitcoin, which fluctuates in line with bitcoin ecosystem revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Product development	$1,038,873	$760,699	$278,174	37%
% of total net revenue	17%	13%
% of total gross profit	36%	33%
Sales and marketing	$650,508	$504,460	$146,048	29%
% of total net revenue	11%	9%
% of total gross profit	22%	22%
General and administrative	$857,564	$491,797	$365,767	74%
% of total net revenue	14%	9%
% of total gross profit	29%	21%
Transaction, loan, and consumer receivable losses	$500,125	$169,689	$330,436	195%
% of total net revenue	8%	3%
% of total gross profit	17%	7%
Amortization of customer and other acquired intangible assets	$34,159	$33,656	$503	NM
% of total net revenue	1%	1%
% of total gross profit	1%	1%
Total operating expenses	$3,081,229	$1,960,301	$1,120,928	57%

Product development expenses increased by $278.2 million, or 37%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in expenses was driven by an increase in personnel costs of $252.7 million arising from the Workforce Plan and other restructuring costs, including severance and related expenses, partially offset by cost efficiencies from headcount reductions in the first quarter of 2025. Additionally, cloud computing infrastructure fees increased by $50.9 million for the three months ended March 31, 2026. These increases were partially offset by a $45.1 million reduction in allocated facilities, human resources, and IT expenses.

Sales and marketing expenses increased by $146.0 million, or 29%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by Cash App peer-to-peer processing costs and related transaction losses of $82.6 million, as well as higher marketing and advertising costs of $20.1 million, as we prioritized marketing investments to support the growth of Cash App and Square. Additionally, personnel costs increased by $26.4 million, driven by the Workforce Plan and other restructuring costs, including severance and related expenses, partially offset by cost efficiencies from headcount reductions in the first quarter of 2025.

General and administrative expenses increased by $365.8 million, or 74%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily due to an increase in accrued expenses for estimated and settled amounts in connection with certain litigation and regulatory matters of $253.8 million. The increase in expenses was also due to higher personnel costs of $48.5 million driven by the Workforce Plan and other restructuring costs, including severance and related expenses, partially offset by cost efficiencies from headcount reductions in the first quarter of 2025, as well as an increase in facilities and other expenses of $42.6 million.

Transaction, loan, and consumer receivable losses increased by $330.4 million, or 195%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as detailed below (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Loan losses	$368,371	$66,953	$301,418	450%
Consumer receivable losses (i)	74,079	49,518	24,561	50%
Transaction losses	57,675	53,218	4,457	8%
Total transaction, loan, and consumer receivable losses	$500,125	$169,689	$330,436	195%

(i) Amounts do not include reserves for certain receivables, such as late fees. Consumer receivables losses also includes provision for charge-back losses that are realized and written-off within the same period, rather than through the allowance for consumer receivable losses.

•Loan losses increased by $301.4 million, or 450%, compared to the three months ended March 31, 2025. The increase in loan losses was driven by significant growth in loan origination volumes of Cash App Borrow, which grew 175% in the same period, scaling Afterpay Post-Purchase, as well as growth in Square Loans. Underlying loan loss rates and portfolio credit performance remained stable. Additionally, beginning in the second quarter of 2025, Cash App Borrow, along with certain other loan products, were retained on our balance sheet and classified as held for investment, resulting in upfront recognition of expected credit losses upon origination.

•Consumer receivable losses increased by $24.6 million, or 50%, compared to the three months ended March 31, 2025, while loss rates remained stable. The increase was primarily due to growth of our BNPL products and higher origination volumes from preceding periods that reached charge-off during the current quarter.

Interest Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Interest expense, net	$53,195	$17,243	$35,952	209%

Interest expense, net, increased by $36.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the issuance of our 2030 and 2033 Senior Notes in the third quarter of 2025, which more than offset interest income received on invested funds. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Remeasurement Loss (Gain) on Bitcoin Investment (in thousands, except for percentages)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Remeasurement loss on bitcoin investment	$172,818	$93,351	$79,467	85%

Remeasurement loss on bitcoin investment of $172.8 million for the three months ended March 31, 2026, compared to loss on bitcoin investment of $93.4 million for the three months ended March 31, 2025, was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Other income, net	$(5,426)	$(8,342)	$2,916	(35)%

Other income, net, of $5.4 million and $8.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively, was primarily due to unrealized gains on certain investments and foreign exchange rate impacts.

Provision for (Benefit from) Income Taxes (in thousands, except for percentages)

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$(83,982)	$38,328	$(122,310)	NM

Benefit from income taxes of $84.0 million for the three months ended March 31, 2026, compared to a provision for income taxes of $38.3 million for the three months ended March 31, 2025, was driven by lower pretax income and benefits from the release of income tax reserves due to the lapse of statutes of limitations. These were partially offset by tax shortfalls from share-based compensation.

Segment Results

Square

The following table provides a summary of the revenue and gross profit for our Square segment for the three months ended March 31, 2026 and March 31, 2025 (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Segment net revenue	$2,112,321	$1,852,161	$260,160	14%
Segment cost of revenue	1,130,772	954,262	176,510	18%
Segment gross profit	$981,549	$897,899	$83,650	9%

Revenue

Revenue for the Square segment for the three months ended March 31, 2026 increased by $260.2 million, or 14%, compared to the three months ended March 31, 2025. The increase was primarily due to the Square items referenced within our overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the three months ended March 31, 2026 increased by $176.5 million, or 18%, compared to the three months ended March 31, 2025. The increase was primarily due to the Square items referenced within our overall cost of revenue discussion.

Cash App

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three months ended March 31, 2026 and March 31, 2025 (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Segment net revenue	$3,870,706	$3,879,014	$(8,308)	NM
Segment cost of revenue	1,962,572	2,499,063	(536,491)	(21)%
Segment gross profit	$1,908,134	$1,379,951	$528,183	38%

Revenue

Revenue for the Cash App segment for the three months ended March 31, 2026 decreased by $8.3 million, compared to the three months ended March 31, 2025. The decrease was driven by the Cash App items referenced within our overall revenue discussion. While bitcoin ecosystem revenue contributed 45% of Cash App revenue for three months ended March 31, 2026, gross profit generated from bitcoin ecosystem was only 3% of Cash App gross profit for the three months ended March 31, 2026.

Excluding bitcoin ecosystem revenue, Cash App net revenue increased by $576.9 million, or 37%, compared to the three months ended March 31, 2025.

Cost of Revenue

Cost of revenue for the Cash App segment for the three months ended March 31, 2026 decreased by $536.5 million, or 21%, compared to the three months ended March 31, 2025. The decrease was due to the items referenced within our overall revenue and cost of revenue discussion. Excluding bitcoin ecosystem cost of revenue, Cash App cost of revenue increased by $20.1 million, or 8%, compared to the three months ended March 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Gross Payment Volume (GPV) (in millions)	$63,109	$56,797
Adjusted Operating Income (in thousands)	$727,672	$466,269
Adjusted EBITDA (in thousands)	$1,010,221	$812,794
Adjusted Net Income Per Share:
Basic	$0.86	$0.57
Diluted	$0.85	$0.56

Gross Payment Volume (GPV)

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

•To aid in comparability of our results across periods, we also exclude certain acquisition-related and integration costs associated with business combinations, various contingencies, restructuring and other costs, and goodwill and intangible asset impairment charges, each of which are not normal operating expenses. Acquisition related costs include amounts paid to redeem acquirees’ unvested share-based compensation awards, charges associated with holdback liabilities, and legal, accounting, valuation, and due diligence costs. Integration costs include advisory and other professional services or consulting fees necessary to integrate acquired businesses. Contingencies, restructuring and other costs that are not reflective of our core business operating expenses may include severance costs, contingent losses, impairment charges, and certain litigation and regulatory charges. We also add back the impact of the acquired deferred revenue and deferred cost adjustment, which was written down to fair value in purchase accounting.

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

In view of the limitations associated with Adjusted EBITDA, we also present Adjusted Operating Income (Loss), which is a non-GAAP financial measure that excludes certain expenses that we believe are not reflective of our core operating performance, including amortization of intangible assets, acquisition-related and integration costs, various contingencies, restructuring and other costs, and goodwill and intangible asset impairment charges. Adjusted Operating Income (Loss) and Adjusted EPS include the effect of share-based compensation expense, as well as depreciation expense.

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating income (loss)	$(171,990)	$329,302
Amortization of acquired technology assets	12,817	14,674
Acquisition-related and integration costs	362	320
Contingencies, restructuring and other charges	742,812	77,811
Restructuring share-based compensation	109,512	10,506
Amortization of customer and other acquired intangible assets	34,159	33,656
Adjusted Operating Income	$727,672	$466,269

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$(308,681)	$189,872
Less: Net income (loss) attributable to noncontrolling interests	86	(1,150)
Net income (loss)	(308,595)	188,722
Share-based compensation expense	229,188	304,730
Restructuring share-based compensation expense	109,512	10,506
Depreciation and amortization	95,977	88,948
Acquisition-related and integration costs	362	320
Contingencies, restructuring and other charges	742,812	77,811
Interest expense, net	53,195	17,243
Remeasurement loss on bitcoin investment	172,818	93,351
Other income, net	(5,426)	(8,342)
Provision for (benefit from) income taxes	(83,982)	38,328
Loss on disposal of property and equipment	4,354	1,164
Acquired deferred revenue and cost adjustment	6	13
Adjusted EBITDA	$1,010,221	$812,794

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to common stockholders	$(308,681)	$189,872
Less: Net income (loss) attributable to noncontrolling interests	86	(1,150)
Net income (loss)	(308,595)	188,722
Acquisition-related and integration costs	362	320
Contingencies, restructuring and other charges	742,812	77,811
Restructuring share-based compensation expense	109,512	10,506
Amortization of intangible assets	46,976	48,330
Amortization of debt discount and issuance costs	3,886	3,299
Loss on revaluation of equity investments	5,665	126
Remeasurement loss on bitcoin investment	172,818	93,351
Loss on disposal of property and equipment	4,354	1,164
Acquired deferred revenue and cost adjustment	6	13
Tax effect of non-GAAP net income adjustments	(264,918)	(69,371)
Adjusted Net Income - basic	$512,878	$354,271
Cash interest expense on convertible notes	264	433
Adjusted Net Income - diluted	$513,142	$354,704

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	597,586	619,370
Diluted	604,181	635,342
Adjusted Net Income Per Share:
Basic	$0.86	$0.57
Diluted	$0.85	$0.56

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Three Months Ended March 31,
	2026	2025
Provision for (benefit from) income taxes, as reported	$(83,982)	$38,328
Tax effect of non-GAAP net income adjustments	264,918	69,371
Adjusted provision for income taxes, non-GAAP	$180,936	$107,699
Non-GAAP effective tax rate	26%	23%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of March 31, 2026, we had approximately $9.1 billion in available liquidity, with $8.2 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $900.0 million available under our revolving credit facility. Additionally, we had $960.9 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program, debt repayment obligations, and future cash payments related to the Workforce Plan. As of March 31, 2026, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$6,858,357	$6,564,092
Short-term restricted cash (i)	621,324	1,071,574
Long-term restricted cash	73,659	73,786
Investments in short-term debt securities	462,611	517,777
Investments in long-term debt securities	154,625	188,887
Revolving credit facility	900,000	775,000
Total liquidity	$9,070,576	$9,191,116

(i) As of March 31, 2026, we have invested $99.5 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of March 31, 2026, we held approximately 9,032 bitcoins for long-term investment purposes ("bitcoin investment") with a fair value of $617.3 million based on observable market prices. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long-term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through "Remeasurement loss (gain) on bitcoin investment" within the condensed consolidated statements of operations. We purchased approximately 149 and 99 bitcoins with a cost basis of $12.6 million and $9.5 million during the three months ended March 31, 2026 and March 31, 2025, respectively, for investment purposes. We did not sell any of our bitcoin investment during the three months ended March 31, 2026 and March 31, 2025. We recognized losses of $172.8 million and $93.4 million from the remeasurement of our bitcoin investment during the three months ended March 31, 2026 and March 31, 2025, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 17, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

As of March 31, 2026, we expect approximately $325 million to $340 million in future cash payments related to our Workforce Plan, primarily related to severance payments. Of this amount, $327 million has been accrued as of March 31, 2026 and is included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. We generally expect to satisfy these obligations with cash on hand and cash provided by operating activities.

Senior Notes and Convertible Notes

As of March 31, 2026, we held $7.4 billion in aggregate principal amount of debt, comprised of $575.0 million in aggregate amount of convertible senior notes that mature on May 1, 2026 ("2026 Convertible Notes"), and $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 ("2027 Convertible Notes," collectively referred to as the “Convertible Notes”), as well as an outstanding $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2026 ("2026 Senior Notes"), $1.2 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2030 ("2030 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2033 ("2033 Senior Notes" and, together with the 2026 Senior Notes, 2030 Senior Notes, and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended and restated, which provides a $900.0 million senior unsecured revolving credit facility maturing in January 2031. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.5 billion on a revolving basis, of which $542.5 million was drawn as of March 31, 2026. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund certain BNPL products. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

Short-term restricted cash of $621.3 million as of March 31, 2026 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $73.7 million as of March 31, 2026 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$965,595	$133,336
Net cash provided by investing activities	300,030	914,708
Net cash used in financing activities	(251,910)	(1,211,632)
Effect of foreign exchange rate on cash and cash equivalents	(471)	22,249
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	$1,013,244	$(141,339)

Cash Flows from Operating Activities

For the three months ended March 31, 2026, cash provided by operating activities was $1.0 billion, comprised of net loss of $308.6 million, adjusted for non-cash expenses of $1.1 billion, consisting primarily of transaction, loan, and consumer receivable losses; share-based compensation; bitcoin remeasurement loss; and depreciation and amortization, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and other non-cash adjustments on consumer receivables of $279.9 million and changes in deferred income taxes of $79.0 million. Changes in other assets and liabilities, including customers payable and settlements receivable, of $557.5 million contributed positively and was primarily due to the timing of period end.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2026, cash provided by investing activities was $300.0 million, primarily due to net inflows related to consumer receivables of $652.6 million and net proceeds from investments of marketable securities of $90.3 million. These were partially offset by net outflows of $414.0 million primarily related to Cash App Borrow and Afterpay Post-Purchase loans originated through Square Financial Services and the purchases of property and equipment of $30.6 million.

For the three months ended March 31, 2025, cash provided by investing activities was $914.7 million, primarily due to a net inflow related to consumer receivables of $703.6 million and net proceeds from investments of marketable securities of $250.5 million. These were partially offset by the purchases of property and equipment of $31.9 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, cash used in financing activities was $251.9 million primarily due to $640.0 million of share repurchases in the first quarter of 2026 and net repayments under Warehouse Facilities borrowings of $841.2 million. These were partially offset by an increase in customer funds of $1.2 billion and interest-bearing deposits of $55.3 million.

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

There were no significant changes in our critical accounting estimates during the quarter ended March 31, 2026 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “Remeasurement loss (gain) on bitcoin investment” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of March 31, 2026, the fair value of our bitcoin investment was $617.3 million and, for the three months ended March 31, 2026, we recognized a loss of $172.8 million from the remeasurement of our bitcoin investment.

There have been no additional material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Risk Factors.”

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
•our recently announced workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and artificial intelligence tools;
•our ability to maintain, protect, and enhance our brands;
•our efforts to expand our product portfolio and market reach;
•our ability to develop products and services to address the rapidly evolving market for commerce and financial services;
•competition in our markets and industry;
•risks related to disruptions in or negative perceptions of the cryptocurrency market;
•development and use of AI, including generative AI, in our products and our internal operations;
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

From time to time, we have made, and we may in the future make, strategic decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long-term. For example, we have implemented, and may in the future implement, expense cuts and reductions in the size of our workforce to, among other things, align our cost structure with our business and longer term strategies. In February 2026 we announced a workforce reduction restructuring plan designed to better align our organizational structure with our operating model and strategic priorities. Strategic actions and decisions we have made, and may in the future make, have resulted in, and may continue to result in, increased expenses, could materially impact our operating results in the periods in which they are incurred, may impact our ability to generate and increase revenue and may impact our ability to grow or quickly develop and introduce products. Actual costs related to these strategic decisions may exceed our estimates due to changes in assumptions, additional actions, or unforeseen circumstances. Further, these strategic decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Our recently announced workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and AI tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.

In February 2026 we announced a workforce reduction restructuring plan designed to better align our organizational structure with our operating model and strategic priorities. This plan has resulted in, and we expect to continue to result in, an increased reliance on automation, proactive intelligence capabilities and AI tools that we believe will enhance productivity and maintain operational efficiency. These actions have resulted in severance and other restructuring charges, and will require additional investments in technology and systems. We may not realize the expected cost savings, operating efficiencies or other anticipated benefits of these initiatives within the anticipated timeframe, or at all.

The workforce reduction and reorganization has resulted in, and may continue to result in, disruptions to our operations and adversely affect employee morale and productivity. The departure of employees, including experienced personnel, may result in the loss of institutional knowledge and expertise, and remaining employees have increased workloads and broader scopes of responsibility, which could lead to increased error rates, reduced innovation and attrition of key talent. Our ability to successfully operate with a reduced workforce and modified organizational structure is expected to depend in part on the effectiveness, reliability and adoption of proactive intelligence and AI tools. These technologies do not always perform as expected, may require more time or expense to implement effectively, may introduce operational or cybersecurity risks or may fail to enhance productivity and maintain operational efficiency as expected. These actions could increase the risk of operational disruptions, service interruptions, control failures or other significant events, particularly during transition periods, as responsibilities are reassigned and processes are adjusted. We expect to continue to invest in employees we wish to retain and attract, including through increased compensation. In addition, evolving regulatory requirements and public scrutiny relating to AI technologies could increase compliance costs or limit our ability to deploy such tools as intended.

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

Harm to our brands can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our products or applications; compliance failures and claims; litigation, regulatory claims, investigations, enforcement actions, settlements or consent orders; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. Even allegations regarding the foregoing may harm our reputation and brands and have an adverse impact on the market price on our Class A common stock. Our recent significant workforce reduction may create uncertainty regarding our financial condition, growth prospects, or operational stability. Sellers, customers, and business partners may delay or reconsider relationships, and investors may react negatively, which could adversely affect our reputation, relationships, and stock price. We have also been from time to time in the past, and may in the future be, the target of incomplete, inaccurate, and misleading or false statements about our company and our business that could damage our reputation and brands and deter customers from adopting our services or our products. In addition, negative statements about us can cause and have caused a decline in the market price of our Class A common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners and influencers, employees, former employees or other third parties with whom we maintain relationships or have maintained relationships with could engage in behavior or use their platforms to communicate directly with our sellers and customers in a manner that reflects poorly on our brands and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners and influencers or other third parties who are, or are perceived to be, or have been affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality, reliability, or the way in which we market, disclose, or represent our products and services, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our sellers, customers, employees and former employees with us, our products or services could adversely affect our reputation and the confidence in and use of our products and services. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

Our success depends in part on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have incorporated and expect to continue to incorporate AI features into our products and technologies and our success will depend in part on our ability to do so in a way that is compelling to our customers and cost-effective. We are unable to predict all of the risks related to the use of AI because laws, rules, directives, and regulations governing the use of AI are evolving rapidly and our ability to develop or use AI may be adversely affected. Refer to the risk factor titled “Our recently announced workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and artificial intelligence tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our expected and planned use of AI. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

The development and use of AI in our products and our internal operations may result in reputational and competitive harm and could adversely impact our business.

We have incorporated and expect to continue to incorporate AI technologies, including generative AI and AI agents, into our products, internal operations and technologies. Our use of AI depends on third-party large language models that we do not control, and these models may generate inaccurate, biased, hallucinated or unexpected outputs that conflict with our business objectives or brand standards.

Consumer and societal attitudes toward AI are evolving and there is a risk that customers, regulators or the public may perceive AI technologies negatively. Concerns about automation, privacy, security, bias, transparency, flawed datasets, or other ethical considerations could reduce trust in our products and services or deter customer adoption of AI-enabled features in our products or services. Our customers and sellers may become increasingly reliant on AI outputs in our products and services when making financial or operational decisions. AI-enabled features in our products may generate outputs that could be interpreted as regulated advice, even if unintended or automated. If such AI outputs are, or are perceived to be, inaccurate, biased, unexplainable, flawed, or otherwise determined as providing regulated advice without appropriate authorization, we could face reputational harm, regulatory scrutiny, enforcement actions or liability claims, any of which could materially and adversely affect our business, financial condition, and results of operations.

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

Our AI initiatives may not improve efficiency, performance, or profitability as expected, and may underperform or fail entirely due to technological limitations, regulatory requirements, or other factors. If our AI initiatives and investments do not produce expected benefits, our operating results and long-term growth could be materially and adversely affected.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud, bad actors, or illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions and bad actors can also expose us to governmental and regulatory enforcement actions, which may impair or otherwise limit our ability to operate or provide certain services, products, or features and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at us and our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, our increased use of proactive intelligence and AI tools, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services or products to new or different cohorts of customers, including online payment acceptance and expanded methods of instantly moving money, offering existing products to borrowers on different repayment terms or expanding product eligibility, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, certain Cash App functions are available to customers under 18 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, we have made and may in the future make changes in our management team or management structure that may be disruptive to our business. If our management team or management structure, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our recent changes in our organizational structure, and restructurings of our employee base we have undertaken and may undertake in the future may adversely impact employee morale, and adversely affect our ability to retain or attract highly skilled employees. Refer to the risk factor titled “Our recently announced workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and AI tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our recently announced workforce reduction.

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

These efforts may require substantial financial expenditures, commitments of resources, developments of our processes, and other investments and innovations, including the use of AI. As we grow and our business model evolves, we must balance the need for additional controls and systems with the ability to efficiently develop and launch new features for our products and services. However, it is likely that as we grow, we will not be able to launch new features, or respond to customer or market demands as quickly as a smaller, more efficient organization. If we do not successfully manage our growth, our business will suffer.

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

As of March 31, 2026, we had $575.0 million outstanding aggregate principal amount of 2026 Convertible Notes, $575.0 million outstanding aggregate principal amount of 2027 Convertible Notes, $1.0 billion outstanding aggregate principal amount of 2026 Senior Notes, $1.2 billion outstanding aggregate principal amount of 2030 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2033 Senior Notes.

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

As of March 31, 2026, our deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 13, Income Taxes within Notes to the Consolidated Financial Statements for further details.

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

For example, Cash App and Square have features that permit our customers and sellers to transact in bitcoin. Bitcoin is not widely accepted as legal tender or backed by governments around the world, and it has experienced price volatility, technological glitches, security compromises, and various law enforcement and regulatory interventions. Certain existing laws also prohibit transactions with certain persons and entities, and we have a risk-based program in place to help prevent such transactions. Despite this, due to the nature of bitcoin and blockchain technology, not all such transactions can be prevented, and there can be no guarantee that our risk-based program or our compliance measures will be viewed as sufficient. The regulation of bitcoin, as well as cryptocurrency and digital asset platforms is an evolving area, and we could become subject to additional legislation or regulation in the future, or we might not be able to continue operating our product features that facilitate transactions in bitcoin, at least in current form. If we fail to comply with regulations or prohibitions applicable to us, we could face regulatory or other enforcement actions, potential fines, injunctions, consent orders, reputational harm, and other consequences. Further, we may need to make other changes to our business operations, our products or our services as a result of changes in laws, regulations, standards, or decisions made by governing or regulatory authorities, all of which could cause the price of our Class A common stock to decrease.

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis, as well as certain monitoring of our compliance with our obligations under applicable laws, regulations and agreements. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal and state agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, following the publication of a short seller report in March 2023, we received inquiries from the SEC and DOJ, and while the SEC staff notified us that it concluded its investigation, we continue to engage with the DOJ. Refer to Note 17, Commitments and Contingencies within Notes to the Consolidated Financial Statements for further details on regulatory and litigation matters. Regulatory, governmental and other agencies have and may continue to coordinate or share information from time to time, which may result in new or consolidated actions by various agencies against us. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, standards or consent orders, including any perception that the risk of such a failure by us has increased, could have a significant impact on our reputation as a trusted brand and could cause increased regulatory scrutiny, including the imposition or extension of regulatory obligations, could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy issues identified by regulators, and expose us to legal risk and potential criminal and civil liability.

Our business is subject to complex and evolving regulations and oversight related to privacy, data protection, and information security.

We are subject to laws and regulations relating to the collection, use, retention, privacy, protection, security, and transfer of information, including personal information of our employees and customers. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business. For example, the EU’s General Data Protection Regulation (“GDPR”) and similar legislation in the United Kingdom (“U.K.”) impose stringent privacy and data protection requirements and provide for greater penalties for noncompliance of up to the greater of 4% of worldwide annual revenue or €20 million or £17.5 million, as applicable. The GDPR restricts international data transfers from the EU to other jurisdictions unless the rights of the individual data subjects in respect of their personal data is protected by an approved transfer mechanism, or one of a limited number of exceptions applies. Further, the interaction between the EU’s recently enacted AI Act and GDPR requirements creates additional compliance complexity. In the U.K., the Data Protection Act and legislation referred to as the U.K. GDPR substantially enact the GDPR into U.K. law and provide for similar requirements. In 2025, the UK enacted the Data (Use and Access) Act, which modified certain aspects of the UK data protection framework.

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

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was amended by the California Privacy Rights Act, which was passed in November 2020 and became effective on January 1, 2023. The CCPA, as amended, imposes stringent data privacy and data protection requirements relating to personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. Regulations promulgated under the CCPA in September 2025 impose restrictive new obligations regarding, among other things, automated decision-making technology and cybersecurity programs. Aspects of the interpretation and enforcement of the CCPA remain unclear. More generally, privacy, data protection, and information security continue to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, many states in the U.S. have proposed or enacted comprehensive privacy laws that have taken effect or will take effect in coming years. Moreover, several states in the U.S. are now contemplating new regulatory frameworks specific to the privacy of individuals under 18 years of age. At the same time, the U.S. federal government continues to discuss comprehensive federal privacy legislation and expanded legislation with respect to the privacy of children, which may substantially increase our compliance obligations. Additionally, the U.S. Department of Justice issued final rules that prohibit and restrict certain access to U.S. bulk sensitive personal data and U.S. government-related data by designated countries of concern. The effects of recently proposed or enacted laws and regulation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, variances in these laws and regulations or their interpretations may increase our compliance costs.

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

Our subsidiary Cash App Investing is subject to the net capital requirements of the SEC and FINRA. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Failure to maintain the required net capital may subject a firm to limitation of its activities, including suspension or revocation of its registration by the SEC and suspension or expulsion by FINRA, and ultimately may require its liquidation. Currently, Cash App Investing has relatively low net capital requirements, because it does not hold customer funds or securities, but instead introduces customers and directs transactions to third-party carrying broker-dealers. However, a change in the net capital rules, a change in how Cash App Investing handles or holds customer assets, a material change in Cash App Investing's business, or the imposition of new rules affecting the scope, coverage, calculation, or amount of net capital requirements could have adverse effects. Finally, because Cash App Investing is subject to such net capital requirements, we may be required to provide additional capital into Cash App Investing from time to time and as such, we may have liability and/or our larger business may be affected by any of these outcomes.

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

Investors, regulators, customers, employees and other stakeholders continue to focus on sustainability matters. Our sustainability strategy is focused on five key areas: purpose, customers, investments, operations, and corporate governance. We publicly report on certain commitments, initiatives, and goals regarding sustainability matters in our annual Business Sustainability Report, on our website, in our SEC filings, and elsewhere. For example, we are committed to building a diverse workforce that reflects our customers and the communities we serve. We also continue to maintain our commitment to be net zero carbon for operations by 2030. The implementation of our sustainability commitments, initiatives, and goals may require additional investments, and in certain cases, are reliant on third-party verification and/or performance, and we cannot guarantee that we will make progress on our commitments and initiatives or achieve our goals. If we fail, or are perceived to fail, to make such progress or achievements, or to maintain sustainability practices that meet evolving stakeholder expectations, or if we revise any of our sustainability commitments, initiatives, or goals, our reputation and our ability to attract and retain employees could be harmed, and we may be negatively perceived by investors or our customers. In addition, we could also be criticized or face claims regarding our sustainability commitments, initiatives, and goals, including with respect to the accuracy, adequacy, or completeness of related disclosures, and our reputation and business could be negatively impacted. Further, regulatory requirements with respect to carbon emissions disclosures and other aspects of sustainability may result in increased compliance requirements on our business and supply chain, and may increase our operating costs. In addition, California and a number of jurisdictions outside the United States have adopted climate and risk rules, including disclosure requirements, that apply to us and we will incur costs and expend resources to comply with such applicable rules.

Risks Related to Ownership of Our Common Stock

The dual class structure of our common stock has the effect of concentrating voting control within our stockholders who held our stock prior to our initial public offering, including many of our employees and directors and their affiliates; this will limit or preclude your ability to influence corporate matters.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 53% of the voting power of our combined outstanding capital stock as of March 31, 2026. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company’s Class A common stock, for a total authorization of $9 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate the Company to acquire any particular amount of its Class A common stock and may be suspended at any time at the Company’s discretion. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors.

The following table summarizes the share repurchase activity for the three months ended March 31, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share (i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	4,202	$65.82	4,202	$5,065,607
February 1, 2026 - February 28, 2026	5,483	$54.08	5,483	$4,769,066
March 1, 2026 - March 31, 2026	1,015	$61.94	1,015	$4,706,200
Total	10,700		10,700
(i) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended March 31, 2026, the following officer, as defined in Rule 16a-1(f), and director adopted or modified a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, that are each intended to satisfy the affirmative defense in Rule 10b5-1(c), as follows:

Name and Title	Action	Date of Adoption, Modification, or Termination	Expiration Date	Maximum Aggregate Number of Class A Shares to be Sold
James McKelvey Director	Termination	February 19, 2026	March 10, 2027, or earlier if all transactions are completed	1,000,000 (i)
Amrita Ahuja Chief Financial Officer & Chief Operating Officer	Adoption	March 2, 2026	May 25, 2027, or earlier if all transactions are completed	223,788
Anthony Eisen Director	Modification (ii)	March 2, 2026	March 2, 2027, or earlier if all transactions are completed	1,314,750

(i) Mr. McKelvey's Rule 10b5-1 trading arrangement provided for shares to be sold through the James M. McKelvey, Jr. Revocable Trust.
(ii) Modification of the Rule 10b5-1 plan originally adopted by Mr. Eisen on February 25, 2025. Under Rule 10b5-1, such modification is treated as a termination of the original plan and entrance into a new plan as of March 2, 2026.

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Amended and Restated Revolving Credit Agreement, dated as of January 14, 2026, among the Company, the Lenders Party Thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-37622	10.1	January 14, 2026
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

BLOCK, INC.

Date:	May 7, 2026	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)