Form 10-Q
period 2026-06-30
Block, Inc.
filed 2026-08-05
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 540,816 and 59,979, respectively.
1 We have adopted a distributed work model and, therefore, have no formal headquarters. This address represents our "principal executive office," which we are required to identify under Securities and Exchange Commission rules.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “appears,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our future financial and operating performance, our expectations regarding transaction and loan losses, the adequacy of our allowance for credit losses on loans held for investment, or increased delinquencies, and the impact of inaccurate estimates or inadequate reserves, our anticipated growth and growth strategies and our ability to effectively manage that growth, our ability to invest in and develop our products and services to operate with changing technology, including our ability and timing to integrate artificial intelligence ("AI") and cryptocurrency features into our business and products, the expected benefits of AI tools to our employees, to our customers, to the pace of our innovation and to our overall business, the expected benefits of our products to our customers and the impact of our products on our business, our expectations regarding product launches, trends in our markets and the continuation of such trends, our expectations related to our workforce reduction and anticipated costs, impact, risks and benefits of such action, our plans with respect to patents and other intellectual property, our expectations regarding litigation and regulatory matters, the adequacy of reserves for such matters and the impact of any such matters or settlements thereof on our business, our expectations regarding share-based compensation, our expectations regarding the impacts of accounting guidance and the timing of our compliance therewith, our expectations regarding restricted cash, and the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements.

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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,427,331	$6,564,092
Settlements receivable	1,385,669	1,359,983
Customer funds	5,530,278	4,771,824
Consumer receivables, net	2,477,706	2,670,322
Loans held for investment, net	3,749,254	3,382,957
Other current assets	3,574,637	4,107,702
Total current assets	23,144,875	22,856,880
Goodwill	11,966,996	11,849,018
Acquired intangible assets, net	1,200,262	1,281,670
Deferred tax assets	1,261,584	1,302,776
Bitcoin investment	533,866	777,515
Other non-current assets	1,049,084	1,482,028
Total assets	$39,156,667	$39,549,887
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$7,629,062	$6,805,366
Accrued expenses and other current liabilities	2,277,051	1,538,893
Current portion of long-term debt (Note 12)	—	1,573,259
Warehouse funding facilities, current	572,388	466,942
Total current liabilities	10,478,501	10,384,460
Warehouse funding facilities, non-current	589,556	897,941
Long-term debt (Note 12)	5,720,569	5,715,759
Other non-current liabilities	356,724	381,845
Total liabilities	17,145,350	17,380,005
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at June 30, 2026 and December 31, 2025. None issued and outstanding at June 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at June 30, 2026 and December 31, 2025; 540,782 and 542,085 issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at June 30, 2026 and December 31, 2025; 59,981 and 59,993 issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	18,850,561	18,895,405
Accumulated other comprehensive loss	(257,576)	(365,381)
Retained earnings	3,454,090	3,674,254
Total stockholders’ equity attributable to common stockholders	22,047,075	22,204,278
Noncontrolling interests	(35,758)	(34,396)
Total stockholders’ equity	22,011,317	22,169,882
Total liabilities and stockholders’ equity	$39,156,667	$39,549,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Commerce enablement revenue	$3,341,571	$2,898,302	$6,280,041	$5,465,277
Financial solutions revenue	1,382,368	984,553	2,704,353	1,859,564
Bitcoin ecosystem revenue	1,893,748	2,171,602	3,690,140	4,501,412
Total net revenue	6,617,687	6,054,457	12,674,534	11,826,253
Cost of revenue:
Commerce enablement costs	1,523,639	1,354,370	2,841,098	2,506,570
Financial solutions costs	93,819	82,649	183,194	160,571
Bitcoin ecosystem costs	1,821,343	2,066,504	3,549,300	4,303,901
Amortization of acquired technology assets	12,805	14,404	25,622	29,078
Total cost of revenue	3,451,606	3,517,927	6,599,214	7,000,120
Gross profit	3,166,081	2,536,530	6,075,320	4,826,133
Operating expenses:
Product development	608,660	725,288	1,647,533	1,485,987
Sales and marketing	664,955	549,731	1,315,463	1,054,191
General and administrative	825,869	449,237	1,683,433	941,034
Transaction, loan, and consumer receivable losses	585,450	294,090	1,085,575	463,779
Amortization of customer and other acquired intangible assets	34,277	33,891	68,436	67,547
Total operating expenses	2,719,211	2,052,237	5,800,440	4,012,538
Operating income	446,870	484,293	274,880	813,595
Interest expense, net	55,721	23,687	108,916	40,930
Remeasurement loss (gain) on bitcoin investment	88,474	(212,165)	261,292	(118,814)
Other expense (income), net	1,199	13,389	(4,227)	5,047
Income (loss) before income tax	301,476	659,382	(91,101)	886,432
Provision for income taxes	214,407	121,048	130,425	159,376
Net income (loss)	87,069	538,334	(221,526)	727,056
Less: Net loss attributable to noncontrolling interests	(1,448)	(124)	(1,362)	(1,274)
Net income (loss) attributable to common stockholders	$88,517	$538,458	$(220,164)	$728,330

Net income (loss) per share attributable to common stockholders:
Basic	$0.15	$0.88	$(0.37)	$1.18
Diluted	$0.15	$0.87	$(0.37)	$1.17
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	597,829	612,882	597,702	616,108
Diluted	608,847	618,928	597,702	627,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$87,069	$538,334	$(221,526)	$727,056
Net foreign currency translation adjustments (i)	(4,169)	489,973	110,702	619,793
Net unrealized loss on marketable debt securities, net of tax	(1,276)	(1,071)	(2,897)	(641)
Total comprehensive income (loss)	$81,624	$1,027,236	$(113,721)	$1,346,208

(i) Includes foreign currency translation gains related to goodwill of $10.8 million and $118.2 million for the three and six months ended June 30, 2026, respectively. The three and six months ended June 30, 2025 includes foreign currency translation gains related to goodwill of $312.4 million and $398.4 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2025	602,078	$18,895,405	$(365,381)	$3,674,254	$(34,396)	$22,169,882
Net income (loss)	—	—	—	(308,681)	86	(308,595)
Shares issued in connection with employee stock plans	3,893	618	—	—	—	618
Repurchases of common stock, including excise tax	(10,700)	(639,988)	—	—	—	(639,988)
Change in other comprehensive loss	—	—	113,250	—	—	113,250
Share-based compensation	—	345,861	—	—	—	345,861
Balance at March 31, 2026	595,271	$18,601,896	$(252,131)	$3,365,573	$(34,310)	$21,681,028
Net income (loss)	—	—	—	88,517	(1,448)	87,069
Shares issued in connection with employee stock plans	6,511	49,658	—	—	—	49,658
Repurchases of common stock, including excise tax	(945)	(61,947)	—	—	—	(61,947)
Change in other comprehensive loss	—	—	(5,445)	—	—	(5,445)
Share-based compensation	—	265,846	—	—	—	265,846
Tax withholding related to vesting of restricted stock units	(74)	(4,892)	—	—	—	(4,892)
Balance at June 30, 2026	600,763	$18,850,561	$(257,576)	$3,454,090	$(35,758)	$22,011,317

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2024	619,676	$19,900,379	$(1,001,065)	$2,368,618	$(32,970)	$21,234,962
Net income (loss)	—	—	—	189,872	(1,150)	188,722
Shares issued in connection with employee stock plans	4,004	2,283	—	—	—	2,283
Repurchases of common stock	(6,805)	(445,298)	—	—	—	(445,298)
Change in other comprehensive loss	—	—	130,250	—	—	130,250
Share-based compensation	—	324,155	—	—	—	324,155
Balance at March 31, 2025	616,875	$19,781,519	$(870,815)	$2,558,490	$(34,120)	$21,435,074
Net income (loss)	—	—	—	538,458	(124)	538,334
Shares issued in connection with employee stock plans	5,791	48,799	—	—	—	48,799
Repurchases of common stock	(12,463)	(692,204)	—	—	—	(692,204)
Change in other comprehensive loss	—	—	488,902	—	—	488,902
Share-based compensation	—	303,987	—	—	—	303,987
Balance at June 30, 2025	610,203	$19,442,101	$(381,913)	$3,096,948	$(34,244)	$22,122,892
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(221,526)	$727,056
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	191,028	181,345
Amortization of discounts and premiums	(603,136)	(548,138)
Non-cash lease expense and other non-cash adjustments	118,256	29,950
Share-based compensation	598,451	612,577
Loss (gain) on revaluation of equity investments	9,805	(1,456)
Remeasurement loss (gain) on bitcoin investment	261,292	(118,814)
Transaction, loan, and consumer receivable losses	1,085,575	463,779
Change in deferred income taxes	49,545	52,019
Purchases and originations of loans originally classified as held for sale	(3,651,413)	(10,634,603)
Proceeds from repayments of loans originally classified as held for sale	3,665,214	10,163,789
Changes in operating assets and liabilities:
Settlements receivable	(145,045)	(258,566)
Customers payable	41,096	315,632
Prepaid expenses	(30,849)	(126,309)
Other assets and liabilities	617,123	(350,603)
Net cash provided by operating activities	1,985,416	507,658
Cash flows from investing activities:
Purchases of marketable debt securities	(243,338)	(282,149)
Proceeds from maturities of marketable debt securities	370,645	278,624
Proceeds from sale of marketable debt securities	44,352	373,759
Payments for originations of consumer receivables	(16,363,722)	(14,638,790)
Proceeds from principal repayments and sales of consumer receivables	17,049,383	15,494,483
Purchases and originations of loans originally classified as held for investment	(21,877,108)	(1,164,089)
Proceeds from repayments of loans originally classified as held for investment	20,773,837	457,152
Purchases of property and equipment	(83,786)	(63,192)
Other investing activities	323,413	(26,870)
Net cash provided by (used in) investing activities	(6,324)	428,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Repayments of senior notes	(1,000,000)	—
Payments to redeem convertible notes	(575,000)	(1,000,624)
Proceeds from warehouse facilities borrowings	939,190	435,497
Repayments of warehouse facilities borrowings	(1,155,192)	(1,242,317)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	50,276	51,082
Net increase in interest-bearing deposits	89,990	54,792
Repurchases of common stock	(700,935)	(1,137,502)
Other financing activities	(15,427)	(35,330)
Change in customer funds, restricted from use in the Company's operations	758,455	754,942
Net cash used in financing activities	(1,608,643)	(2,119,460)
Effect of foreign exchange rate on cash and cash equivalents	(526)	94,932
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	369,923	(1,087,942)
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	12,481,276	13,230,512
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$12,851,199	$12,142,570

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$6,427,331	$6,384,224
Short-term restricted cash	821,679	745,519
Long-term restricted cash	71,911	75,013
Customer funds cash and cash equivalents	5,530,278	4,937,814
Total	$12,851,199	$12,142,570

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

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

Concentration of Credit Risk

For the three and six months ended June 30, 2026 and June 30, 2025, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had four third-party payment processors that represented approximately 44%, 14%, 14%, and 11% of settlements receivable as of June 30, 2026. As of December 31, 2025, the Company had four third-party processors that represented approximately 36%, 25%, 11% and 10% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $137.3 million and $239.4 million for the three and six months ended June 30, 2026, respectively, compared to $119.0 million and $209.6 million for the three and six months ended June 30, 2025, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, overdraft losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are generally expensed as incurred. The Company recorded $279.8 million and $576.4 million for the three and six months ended June 30, 2026, respectively, compared to $211.6 million and $415.1 million for the three and six months ended June 30, 2025, respectively, for such expenses.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from contracts with customers:
Commerce enablement revenue	$2,904,354	$2,574,210	$5,422,060	$4,840,998
Financial solutions revenue	624,200	565,811	1,210,066	1,114,383
Bitcoin ecosystem revenue	1,893,748	2,171,602	3,690,140	4,501,412
Revenue from other sources: (i)
Commerce enablement revenue	437,217	324,092	857,981	624,279
Financial solutions revenue	758,168	418,742	1,494,287	745,181
Total net revenue	$6,617,687	$6,054,457	$12,674,534	$11,826,253

(i) Revenue from other sources relates to revenue generated from the Company's Square Loans, Cash App Borrow loans, consumer receivables originated through, and affiliate relationship revenue from, our BNPL products, Afterpay Post-Purchase loans, interest income earned on customer funds, and interest income earned on funds held by Square Financial Services, Inc., which is a Utah state-chartered industrial loan company ("Square Financial Services").

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments in debt securities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$14,000	$4	$—	$14,004
Corporate bonds	93,110	16	(110)	93,016
Commercial paper	17,509	—	—	17,509
Certificates of deposit	2,072	—	—	2,072
U.S. government securities	184,282	133	(171)	184,244
Total	$310,973	$153	$(281)	$310,845

Long-term debt securities:
U.S. agency securities	$999	$—	$(5)	$994
Corporate bonds	71,793	8	(244)	71,557
Municipal securities	9,904	—	(401)	9,503
U.S. government securities	144,219	—	(832)	143,387
Total	$226,915	$8	$(1,482)	$225,441

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$19,017	$18	$—	$19,035
Corporate bonds	58,954	165	—	59,119
Commercial paper	92,655	—	—	92,655
Municipal securities	130	—	—	130
Certificates of deposit	2,211	—	—	2,211
U.S. government securities	343,923	707	(3)	344,627
Total	$516,890	$890	$(3)	$517,777

Long-term debt securities:
Corporate bonds	$81,332	$139	$(2)	$81,469
Municipal securities	7,167	28	(244)	6,951
U.S. government securities	99,981	486	—	100,467
Total	$188,480	$653	$(246)	$188,887

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	June 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
Corporate bonds	$75,263	$(110)	$—	$—	$75,263	$(110)
U.S. government securities	111,168	(171)	—	—	111,168	(171)
Total	$186,431	$(281)	$—	$—	$186,431	$(281)

Long-term debt securities:
U.S. agency securities	$994	$(5)	$—	$—	$994	$(5)
Corporate bonds	64,409	(244)	—	—	64,409	(244)
Municipal securities	8,773	(268)	730	(133)	9,503	(401)
U.S. government securities	143,387	(832)	—	—	143,387	(832)
Total	$217,563	$(1,349)	$730	$(133)	$218,293	$(1,482)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$17	$—	$—	$—	$17	$—
Corporate bonds	3,508	—	—	—	3,508	—
U.S. government securities	11,998	(3)	—	—	11,998	(3)
Total	$15,523	$(3)	$—	$—	$15,523	$(3)

Long-term debt securities:
Corporate bonds	$4,539	$(2)	$—	$—	$4,539	$(2)
Municipal securities	3,274	(98)	1,235	(146)	4,509	(244)
Total	$7,813	$(100)	$1,235	$(146)	$9,048	$(246)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses, therefore, an allowance for credit losses was not required.

The contractual maturities of the Company's short-term and long-term investments as of June 30, 2026 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$310,973	$310,845
Due after one year to five years	217,011	215,938
Due after five years	9,904	9,503
Total	$537,888	$536,286

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	June 30, 2026	December 31, 2025
Cash	$4,343,210	$3,663,727
Cash equivalents:
Reverse repurchase agreement (i)	1,187,068	1,108,097
Total customer funds	$5,530,278	$4,771,824

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$350,598	$—	$—	$608,807	$—	$—
U.S. government securities	—	—	—	4,963	—	—
Commercial paper	—	—	—	—	64,805	—
Corporate bonds	—	492	—	—	276	—
Restricted cash:
Money market funds	278,590	—	—	293,514	—	—
Customer funds:
Reverse repurchase agreement	1,187,068	—	—	1,108,097	—	—
Short-term debt securities:
U.S. government securities	184,244	—	—	344,627	—	—
Corporate bonds	—	93,016	—	—	59,119	—
U.S. agency securities	—	14,004	—	—	19,035	—
Certificates of deposit	—	2,072	—	—	2,211	—
Commercial paper	—	17,509	—	—	92,655	—
Municipal securities	—	—	—	—	130	—
Long-term debt securities:
U.S. government securities	143,387	—	—	100,467	—	—
Corporate bonds	—	71,557	—	—	81,469	—
U.S. agency securities	—	994	—	—	—	—
Municipal securities	—	9,503	—	—	6,951	—
Other:
Bitcoin investment	533,866	—	—	777,515	—	—
Investment in marketable equity securities	—	—	—	5,225	—	—
Total	$2,677,753	$209,147	$—	$3,243,215	$326,651	$—

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

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$—	$—	$998,827	$993,144
2030 Senior Notes	1,186,913	1,191,269	1,185,533	1,209,528
2031 Senior Notes	993,068	914,357	992,372	932,095
2032 Senior Notes	1,979,158	2,022,343	1,977,734	2,057,081
2033 Senior Notes	988,228	995,244	987,581	1,013,732
2026 Convertible Notes	—	—	574,432	566,103
2027 Convertible Notes	573,202	544,255	572,539	530,171
Total	$5,720,569	$5,667,468	$7,289,018	$7,301,854

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$701,362	$727,013	$782,966	$812,658
Loans held for investment	3,749,254	3,824,260	3,382,957	3,445,631
Total	$4,450,616	$4,551,273	$4,165,923	$4,258,289

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and six months ended June 30, 2026 and June 30, 2025, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed through the Company's Pay in 4, Advertising and Affiliate, and Afterpay Card BNPL products. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the three and six months ended June 30, 2026, no consumer receivables were reclassified from held for investment to held for sale and sold to third parties. For the three and six months ended June 30, 2025, $210.0 million and $420.0 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties, respectively, resulting in immaterial net losses.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio is primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of June 30, 2026, the amortized cost of Pass rated consumer receivables was $2.6 billion and the amount of Classified consumer receivables was $151.7 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	June 30, 2026	December 31, 2025
Non-delinquent loans	$2,205,036	$2,416,017
1 - 60 days past due	361,913	363,165
61 - 90 days past due	30,604	29,984
> 90 days past due	121,060	101,021
Total amortized cost	$2,718,613	$2,910,187

The amount listed as 1 - 60 days past due in the above table includes $255.3 million and $245.4 million of cash in transit as of June 30, 2026 and December 31, 2025, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they are recovered. The amount of recoveries for both the three and six months ended June 30, 2026 and June 30, 2025 were immaterial.

The following table summarizes activity in the allowance for credit losses for consumer receivables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for credit losses, beginning of the period	$236,688	$193,420	$239,865	$201,793
Provision for credit losses	91,051	88,100	167,603	143,750
Charge-offs and other adjustments	(87,519)	(75,340)	(167,968)	(140,976)
Foreign exchange effect	687	5,801	1,407	7,414
Allowance for credit losses, end of the period	$240,907	$211,981	$240,907	$211,981

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

	June 30, 2026
	Consumer	Commercial	Other	Total
Amortized cost basis	$3,583,035	$488,860	$258,677	$4,330,572
Allowance for credit losses	(527,709)	(32,252)	(21,357)	(581,318)
Total loans held for investment, net of allowance	$3,055,326	$456,608	$237,320	$3,749,254

	December 31, 2025
	Consumer	Commercial	Other	Total
Amortized cost basis	$3,182,624	$481,757	$101,437	$3,765,818
Allowance for credit losses	(340,117)	(33,602)	(9,142)	(382,861)
Total loans held for investment, net of allowance	$2,842,507	$448,155	$92,295	$3,382,957

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

The following table presents an aging analysis of the amortized cost of consumer loans held for investment by delinquency status (in thousands):

	June 30, 2026	December 31, 2025
Non-delinquent loans	$3,082,512	$2,810,925
1 - 59 days past due	355,382	293,088
60 - 89 days past due	139,771	78,606
90+ days past due	5,370	5
Total amortized cost	$3,583,035	$3,182,624

As of June 30, 2026 and December 31, 2025, the amount of Commercial and Other loans that were identified as delinquent and nonperforming was immaterial.

The following table presents the Company's loans held for investment allowance for credit losses by category (in thousands):

	Three Months Ended June 30, 2026
	Consumer	Commercial	Other	Total
Beginning balance of the allowance for credit losses	$435,018	$32,062	$15,722	$482,802
Current period provisions for expected credit losses	400,800	11,481	8,007	420,288
Write-offs charged against the allowance	(331,868)	(14,943)	(2,372)	(349,183)
Recoveries of amounts previously written off	23,759	3,652	—	27,411
Ending balance of the allowance for credit losses	$527,709	$32,252	$21,357	$581,318

	Six Months Ended June 30, 2026
	Consumer	Commercial	Other	Total
Beginning balance of the allowance for credit losses	$340,117	$33,602	$9,142	$382,861
Current period provisions for expected credit losses	734,629	21,874	14,591	771,094
Write-offs charged against the allowance	(595,774)	(29,354)	(2,376)	(627,504)
Recoveries of amounts previously written off	48,737	6,130	—	54,867
Ending balance of the allowance for credit losses	$527,709	$32,252	$21,357	$581,318

The allowance for credit losses, amount of charge-offs recorded, and amount of recoveries for the three and six months ended June 30, 2025 were immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated Square Loans generally consist of loans that are current or up to 59 days past due. Classified Square Loans generally comprise of loans that are 60 days or more past due and have a higher risk of default. Pass rated Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly loans generally consist of loans that are current. Classified Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly loans are comprised of loans that are 1 day or greater past due, due to their short-term nature and repayment period, and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least annually. As of June 30, 2026 and December 31, 2025, the amortized cost of Pass rated loans was $3.8 billion and $3.4 billion, respectively. As of June 30, 2026 and December 31, 2025, the amount of Classified loans was $509.5 million and $381.0 million, respectively.

Loans Held for Sale

The following table presents the Company’s loans held for sale by category (in thousands):

	June 30, 2026	December 31, 2025
Commercial	$676,750	$708,512
Consumer	15,145	40,735
Other	9,467	33,719
Total	$701,362	$782,966

Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due and Cash App Borrow loans that are 90 days or more past due are generally considered to be uncollectible and are written off. Past due status is based on contractual terms of the loans.

For the three and six months ended June 30, 2026, $1.2 billion and $2.5 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on the sales of loans of $69.1 million and $141.2 million, respectively. For the three and six months ended June 30, 2025, $1.1 billion and $2.2 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on sales of loans of $62.3 million and $127.7 million, respectively. The net gains on sales of loans are recognized in net income (loss) through “Financial solutions revenue” in the Company’s condensed consolidated statements of operations.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at June 30, 2026
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$359,008	$(323,582)	$35,426
Customer assets	15 years	1,418,425	(442,944)	975,481
Trade names and other	9 years	389,137	(199,782)	189,355
Total		$2,166,570	$(966,308)	$1,200,262

	Balance at December 31, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$359,008	$(297,960)	$61,048
Customer assets	15 years	1,401,701	(391,100)	1,010,601
Trade names and other	9 years	389,137	(179,116)	210,021
Total		$2,149,846	$(868,176)	$1,281,670

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Acquired intangible assets, net, beginning of the period	$1,245,784	$1,391,242	$1,281,670	$1,433,067
Amortization expense	(47,082)	(48,295)	(94,058)	(96,625)
Foreign currency translation and other adjustments	1,560	25,788	12,650	32,293
Acquired intangible assets, net, end of the period	$1,200,262	$1,368,735	$1,200,262	$1,368,735

The estimated future amortization expense of intangible assets as of June 30, 2026 was as follows (in thousands):

Remainder of 2026	$91,907
2027	142,108
2028	138,320
2029	137,690
2030	134,290
Thereafter	555,947
Total	$1,200,262

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	June 30, 2026	December 31, 2025
Restricted cash (i)	$821,679	$1,071,574
Loans held for sale (ii)	701,362	782,966
Processing costs receivable	484,328	448,406
Prepaid expenses	319,556	288,707
Investments in short-term debt securities	310,845	517,777
Inventory, net	198,861	158,319
Accounts receivable, net	194,432	238,207
Other (iii)	543,574	601,746
Total	$3,574,637	$4,107,702

(i) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

(ii) Refer to Note 7, Customer Loans for further details.

(iii) In June 2026, the Company received cash proceeds of $329.8 million from the sale of a non-marketable equity security, which are included within "Other investing activities" on the condensed consolidated statements of cash flows for the three and six months ended June 30, 2026.

The following table presents the detail of inventory, net (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$17,917	$16,054
Work in process	55,421	46,791
Finished goods	125,523	95,474
Total inventory, net	$198,861	$158,319

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued legal contingencies	$674,575	$172,959
Accrued expenses	563,557	389,278
Customer deposits	387,423	297,432
Accounts payable	122,354	114,572
Processing fee payable	116,292	106,815
Operating lease liabilities, current	61,081	55,349
Accrued transaction losses (i)	59,761	49,250
Accrued royalties	55,911	51,596
Other	236,097	301,642
Total	$2,277,051	$1,538,893

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued transaction losses, beginning of the period	$59,051	$57,137	$49,250	$58,580
Provision for transaction losses (i)	25,976	32,071	60,077	61,479
Charge-offs to accrued transaction losses	(25,266)	(34,826)	(49,566)	(65,677)
Accrued transaction losses, end of the period	$59,761	$54,382	$59,761	$54,382

(i) Estimated losses related to Cash App overdrafts are classified within sales and marketing expenses and are accounted for separately from the provision for transaction losses. Such losses were immaterial for the three and six months ended June 30, 2026.

In addition to amounts reflected in the table above, the Company recognized additional provisions for transaction losses that were realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions, overdrafts, and negative balances, that are uncertain in nature. The Company recorded $91.2 million and $172.5 million for the three and six months ended June 30, 2026, respectively, and $62.0 million and $121.0 million for the three and six months ended June 30, 2025, respectively, for such losses. Losses from peer-to-peer activity and overdrafts are classified within sales and marketing expenses, while other transaction losses, including negative balances, are presented within transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	June 30, 2026	December 31, 2025
Property and equipment, net	$293,315	$323,375
Investments in long-term debt securities	225,441	188,887
Operating lease right-of-use assets	134,952	214,929
Investment in non-marketable equity securities (i)	103,366	423,198
Restricted cash	71,911	73,786
Other	220,099	257,853
Total	$1,049,084	$1,482,028

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

The adjustments to the carrying value of the Company's non-current non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Carrying amount, beginning of period	$88,112	$243,058	$423,198	$245,557
Net additions (reductions) (i)	15,254	3,500	(314,544)	1,001
Gross unrealized losses and impairments	—	—	(5,288)	—
Carrying amount, end of period	$103,366	$246,558	$103,366	$246,558

(i) Net reductions for the six months ended June 30, 2026 relates to a reclassification from non-current to current assets.

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-current non-marketable equity securities measured using the measurement alternative (in thousands):

	June 30, 2026	December 31, 2025
Upward adjustments	$6,155	$326,970
Downward adjustments and impairments	$(7,349)	$(2,061)

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Operating lease liabilities, non-current	$227,718	$257,126
Deferred tax liabilities	9,526	1,173
Other	119,480	123,546
Total	$356,724	$381,845

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

The Company's bitcoin investment is initially recorded at cost, inclusive of transaction costs, and remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income (loss) through “Remeasurement loss (gain) on bitcoin investment” on the Company’s condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the Company held approximately 9,117 and 8,883 bitcoins for investment purposes with a cost basis of $310.2 million and $292.6 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment (in thousands, except amount of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2025	8,883	$777,515
Additions (i)	149	12,593
Remeasurement loss	—	(172,818)
Balance at March 31, 2026	9,032	$617,290
Additions (i)	85	5,050
Remeasurement loss	—	(88,474)
Balance at June 30, 2026	9,117	$533,866

	Amount of bitcoin	Value
Balance at December 31, 2024	8,485	$792,282
Additions (i)	99	9,519
Remeasurement loss	—	(93,351)
Balance at March 31, 2025	8,584	$708,450
Additions (i)	108	11,041
Remeasurement gain	—	212,165
Balance at June 30, 2025	8,692	$931,656

(i) Additions primarily represent the Company's purchases of bitcoin for investment purposes.

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin ecosystem revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of June 30, 2026 and December 31, 2025, the Company held approximately 299 and 238 bitcoins for operating purposes with a fair value of $19.5 million and $20.0 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets.”

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of June 30, 2026.

NOTE 12 - INDEBTEDNESS

A) Notes

The 2027 Convertible Notes (as defined below), together with the Company's senior notes set forth in the tables below ("Senior Notes"), are collectively referred to as the “Notes.”

The following tables summarize the Company's Notes as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2030 Senior Notes	$1,200,000	$(13,087)	$1,186,913
2031 Senior Notes	1,000,000	(6,932)	993,068
2032 Senior Notes	2,000,000	(20,842)	1,979,158
2033 Senior Notes	1,000,000	(11,772)	988,228
2027 Convertible Notes	575,000	(1,798)	573,202
Total	$5,775,000	$(54,431)	$5,720,569

	December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes (i)	$1,000,000	$(1,173)	$998,827
2030 Senior Notes	1,200,000	(14,467)	1,185,533
2031 Senior Notes	1,000,000	(7,628)	992,372
2032 Senior Notes	2,000,000	(22,266)	1,977,734
2033 Senior Notes	1,000,000	(12,419)	987,581
2026 Convertible Notes (i)	575,000	(568)	574,432
2027 Convertible Notes	575,000	(2,461)	572,539
Total	$7,350,000	$(60,982)	$7,289,018

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$78,131	$48,398	$157,854	$96,777
Amortization of debt issuance costs	3,049	2,481	6,552	5,430
Total	$81,180	$50,879	$164,406	$102,207

Senior Unsecured Notes due in 2026

On May 20, 2021, the Company issued $2.0 billion in aggregate principal amount of senior unsecured notes comprised of $1.0 billion in aggregate principal amount of senior unsecured notes due 2026 ("2026 Senior Notes"). The 2026 Senior Notes bore interest at a rate of 2.75% and matured on June 1, 2026. The Company paid $1.0 billion in cash to settle the outstanding principal balance of the 2026 Senior Notes, plus accrued and unpaid interest, on June 1, 2026.

Convertible Notes due in 2026 and 2027

On November 13, 2020, the Company issued $1.2 billion in aggregate principal amount of convertible senior notes comprised of $575.0 million in aggregate principal amount of convertible senior notes due 2026 ("2026 Convertible Notes") and $575.0 million in aggregate principal amount of convertible senior notes due 2027 ("2027 Convertible Notes"). The 2026 Convertible Notes bore a zero rate of interest and matured on May 1, 2026. As of the maturity date, no principal had converted and the if-converted value did not exceed the outstanding principal amount. The Company paid $575.0 million in cash to settle the outstanding principal balance of the 2026 Convertible Notes on May 1, 2026. The 2027 Convertible Notes mature on November 1, 2027, unless earlier converted or repurchased, and bear interest at a rate of 0.25% payable semi-annually on May 1 and November 1 of each year.

The circumstances to allow the holders to convert their 2027 Convertible Notes were not met during the six months ended June 30, 2026. As of June 30, 2026, no principal had converted and the if-converted value did not exceed the outstanding principal amount on the 2027 Convertible Notes.

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

The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Restated Credit Agreement. As of June 30, 2026, no funds have been drawn and no letters of credit have been issued under the Restated Credit Agreement. The Company incurred immaterial unused commitment fees during the three and six months ended June 30, 2026 and June 30, 2025. As of June 30, 2026, the Company was in compliance with all financial covenants under the Restated Credit Agreement.

C) Square Financial Services Lines of Credit

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of June 30, 2026 and December 31, 2025.

D) Warehouse Funding Facilities

The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”) in connection with certain BNPL products. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the purpose of financing the origination of consumer receivables to partly fund certain BNPL products. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

These Warehouse Facilities have maturity dates through September 2028. As of June 30, 2026, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $1.5 billion on a revolving basis, of which $1.2 billion was drawn and $342.5 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables, which each respective region has satisfied as of June 30, 2026. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $16.3 million and $28.8 million for the three and six months ended June 30, 2026, respectively, and $10.9 million and $25.8 million for the three and six months ended June 30, 2025, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands):

June 30, 2026
2026	$221,407
2027 (i)	640,537
2028	300,000
Total	$1,161,944

(i) Includes $351.0 million of future scheduled principal payments disclosed as warehouse funding facilities, current, on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $214.4 million and $130.4 million for the three and six months ended June 30, 2026, respectively, compared to $121.0 million and $159.4 million for the three and six months ended June 30, 2025, respectively. Pre-tax income was $301.5 million and pre-tax loss was $91.1 million in the current three and six months periods, respectively, compared to pre-tax income of $659.4 million and $886.4 million in the prior-year periods, reflecting restructuring charges related to the Workforce Plan and accruals related to certain litigation and regulatory matters. Refer to Note 19, Restructuring, and Note 16, Commitments and Contingencies for more details.

The difference between the income tax expense for the three and six months ended June 30, 2026 and the income tax expense for the three and six months ended June 30, 2025 was primarily driven by the change in pre-tax results and a one-time benefit related to a partial release of a valuation allowance associated with certain California deferred tax assets recorded in the second quarter of 2026, partially offset by the tax impact of non-deductible accruals related to certain litigation and regulatory matters.

The difference between the income tax expense at the U.S. federal statutory rate and the income tax expense recorded for the three and six months ended June 30, 2026 was primarily due to the tax impact of non-deductible accruals related to certain litigation and regulatory matters, partially offset by a one-time tax benefit from the partial release of a valuation allowance associated with certain California deferred tax assets.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and six months ended June 30, 2026 and June 30, 2025 is calculated on a jurisdictional basis.

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

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company’s Class A common stock, for a total authorization of $9 billion. During the six months ended June 30, 2026, the Company repurchased 11.6 million shares of its Class A common stock for an aggregate amount of $700.9 million, excluding excise tax, which was immaterial. As of June 30, 2026, $4.6 billion remained available and authorized for repurchases under this share repurchase program.

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

Under the 2025 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), performance awards, and other stock and cash-based awards to eligible employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. A maximum aggregate of 80,000,000 shares were reserved for issuance pursuant to awards under the 2025 Plan. As of June 30, 2026, there were 15.5 million shares outstanding under the 2015 Plan and 49.3 million shares available for future issuance under our 2025 Plan.

A summary of stock option activity for the six months ended June 30, 2026 is as follows (in thousands, except per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	3,757	$69.29	6.95	$29,151
Granted	—	—
Exercised	(18)	53.68
Forfeited	(266)	58.19
Expired	(11)	65.60
Outstanding, end of the period	3,462	$70.24	6.54	$53,448

Exercisable, end of the period	2,212	$76.76	5.40	$31,838

Restricted Stock Activity

Activity related to RSUs during the six months ended June 30, 2026 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	31,287	$66.31
Granted	30,043	60.48
Vested	(9,410)	66.56
Forfeited	(11,941)	64.96
Unvested, end of the period	39,979	$62.27

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$104	$135	$217	$291
Product development	168,476	214,927	413,516	437,468
Sales and marketing	26,575	27,140	57,932	60,490
General and administrative	64,596	55,139	126,786	114,328
Total	$259,751	$297,341	$598,451	$612,577

The Company capitalized $6.1 million and $13.3 million of share-based compensation expense related to capitalized software costs during the three and six months ended June 30, 2026, respectively, compared to $6.4 million and $15.3 million during the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, there was $2.5 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 3.0 years.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$88,517	$538,458	$(220,164)	$728,330
Denominator
Shares used to compute basic net income (loss) per share	597,829	612,882	597,702	616,108
Basic net income (loss) per share	$0.15	$0.88	$(0.37)	$1.18

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$88,517	$538,458	$(220,164)	$728,330
Interest expense on convertible notes	243	823	—	2,409
Net income (loss) used to compute diluted net income per share	$88,760	$539,281	$(220,164)	$730,739
Denominator
Shares used to compute basic net income (loss) per share	597,829	612,882	597,702	616,108
Stock options, restricted stock, and employee stock purchase plan	8,441	2,202	—	4,412
Convertible notes	2,577	3,844	—	6,583
Shares used to compute diluted net income (loss) per share	608,847	618,928	597,702	627,103
Diluted net income (loss) per share	$0.15	$0.87	$(0.37)	$1.17

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options, restricted stock, and employee stock purchase plan	44,959	41,593	43,612	37,385
Convertible notes	—	—	3,207	—
Common stock warrants	3,844	11,626	3,844	11,866
Total anti-dilutive securities	48,803	53,219	50,663	49,251

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Matters

The Company is currently subject to, and may in the future be involved in, various litigation matters, legal claims, investigations, and regulatory proceedings.

Regulatory and Governmental Matters

In July 2026, the Company entered into a resolution with Attorneys General from multiple states to settle for an immaterial amount claims related to, among other things, Cash App’s handling of customer complaints and disputes.

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

The DOJ inquiry remains ongoing, and in March 2026, the DOJ presented the Company with potential terms for resolving this matter. The Company disputes the basis and methodology underlying the DOJ's assessment of the matter, and it does not reflect the Company’s view of the merits or its view of an appropriate measure of loss, harm or the Company's potential financial liability. The Company is negotiating with the DOJ to determine if this matter can be settled on acceptable terms.

The Company has accrued an estimate of loss in the amount of $526 million as of the second quarter of 2026. The Company cannot provide any assurance that the DOJ will not ultimately take legal action against the Company should negotiations not result in an acceptable resolution. While the Company cannot predict the final outcome or estimate a range of loss in excess of amounts accrued, it is reasonably possible that the ultimate resolution could result in losses in excess of the amount accrued and such losses could be material. The Company cannot provide any assurance that the ultimate resolution will not have a material adverse effect on the Company.

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

Tax Matters

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") issued an assessment of San Francisco gross receipts tax, including interest and penalties, for fiscal years 2020 through 2022, asserting the Company owes incremental taxes on a portion of the receipts generated by the Company related to sales of bitcoin. The Company paid the assessed amount of $71.4 million in January 2025. In September 2025, the Tax Collector issued an assessment of gross receipts tax, including tax, interest, and penalties, of $42.7 million for fiscal years 2023 and 2024, which the Company paid in October 2025. In both cases, the Company paid the assessment in order to preserve its rights to dispute the assessments and initiate the dispute process. The Company strongly disagrees with the Tax Collector’s assessments and plans to vigorously pursue all available remedies. Given the assessed amounts must be paid to initiate the dispute process and will be returned in full or used to settle any final amount due to the Tax Collector, the Company views the amounts as deposit assets.

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

As of June 30, 2026, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2026	$280,143
2027	457,317
2028	386,171
2029	370,000
2030	410,000
Thereafter	392,000
Total	$2,295,631

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

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$1,130,858	$2,160,757	$49,956	$3,341,571	$2,217,324	$3,963,581	$99,136	$6,280,041
Financial solutions revenue	1,076,907	305,461	—	1,382,368	2,116,927	587,426	—	2,704,353
Bitcoin ecosystem revenue	1,812,918	37,345	43,485	1,893,748	3,557,138	64,878	68,124	3,690,140
Segment revenue	$4,020,683	$2,503,563	$93,441	$6,617,687	$7,891,389	$4,615,885	$167,260	$12,674,534
Less: Cost of revenue	2,047,680	1,343,327	60,599	3,451,606	4,010,252	2,474,099	114,863	6,599,214
Segment gross profit	$1,973,003	$1,160,236	$32,842	$3,166,081	$3,881,137	$2,141,786	$52,397	$6,075,320

Interest revenue	$44,251	$9,794	$—	$54,045	$87,624	$18,166	$—	$105,790
Amortization of acquired technology assets	$11,672	$1,133	$—	$12,805	$23,343	$2,279	$—	$25,622

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$940,416	$1,915,179	$42,707	$2,898,302	$1,840,520	$3,541,800	$82,957	$5,465,277
Financial solutions revenue	733,457	251,096	—	984,553	1,382,929	476,635	—	1,859,564
Bitcoin ecosystem revenue	2,171,055	—	547	2,171,602	4,500,493	—	919	4,501,412
Segment revenue	$3,844,928	$2,166,275	$43,254	$6,054,457	$7,723,942	$4,018,435	$83,876	$11,826,253
Less: Cost of revenue	2,344,428	1,139,464	34,035	3,517,927	4,843,491	2,093,726	62,903	7,000,120
Segment gross profit	$1,500,500	$1,026,811	$9,219	$2,536,530	$2,880,451	$1,924,709	$20,973	$4,826,133

Interest revenue	$50,126	$10,548	$—	$60,674	$99,364	$18,485	$—	$117,849
Amortization of acquired technology assets	$12,897	$1,507	$—	$14,404	$26,063	$3,015	$—	$29,078

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment gross profit	$3,133,239	$2,527,311	$6,022,923	$4,805,160
Add: Corporate and other gross profit	32,842	9,219	52,397	20,973
Less: Product development	608,660	725,288	1,647,533	1,485,987
Less: Sales and marketing	664,955	549,731	1,315,463	1,054,191
Less: General and administrative	825,869	449,237	1,683,433	941,034
Less: Transaction, loan, and consumer receivable losses	585,450	294,090	1,085,575	463,779
Less: Amortization of customer and other intangible assets	34,277	33,891	68,436	67,547
Less: Interest expense, net	55,721	23,687	108,916	40,930
Less: Remeasurement loss (gain) on bitcoin investment	88,474	(212,165)	261,292	(118,814)
Less: Other expense (income), net	1,199	13,389	(4,227)	5,047
Income (loss) before applicable income taxes	$301,476	$659,382	$(91,101)	$886,432

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$6,025,374	$5,562,423	$11,556,124	$10,910,053
International	592,313	492,034	1,118,410	916,200
Total	$6,617,687	$6,054,457	$12,674,534	$11,826,253

No individual country from the international markets contributed more than 10% of total revenue for the three and six months ended June 30, 2026 and June 30, 2025.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	June 30, 2026	December 31, 2025
United States	$7,110,540	$7,281,727
Australia	4,594,669	4,453,807
Other international	1,890,316	1,933,458
Total	$13,595,525	$13,668,992

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow data:
Cash paid for interest	$189,690	$113,270
Cash paid for income taxes	121,029	107,357
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	$209,926	$229,822
Right-of-use assets obtained in exchange for operating lease obligations	212	3,797
Purchases of property and equipment in accounts payable and accrued expenses	10,757	8,120

NOTE 19 - RESTRUCTURING

In February 2026, the Company announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, the Company reduced its workforce by more than 40%. Restructuring charges in connection with the Workforce Plan for the six months ended June 30, 2026 were $495.0 million, which primarily consisted of cash expenditures for notice period and severance payments, employee benefits and related costs, as well as share-based compensation expense. Restructuring charges for the three months ended June 30, 2026 were immaterial. The Workforce Plan concluded during the second quarter of fiscal 2026 and the Company does not expect to incur any further material related charges.

The following table presents a summary of severance and other personnel costs related to the Workforce Plan for the six months ended June 30, 2026 (in thousands):

Six Months Ended June 30, 2026
Product development	$345,603
Sales and marketing	47,836
General and administrative	101,573
Total	$495,012

The following table summarizes the changes in the restructuring reserve related to the Workforce Plan, which are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, for the six months ended June 30, 2026 (in thousands):

Severance and other termination benefits
Charges (i)	$386,023
Payments	(367,088)
Accrued liability, end of period	$18,935

(i) Excludes share-based compensation expense of $104.7 million as well as severance payments incurred and paid within the period.

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

In the second quarter of 2026, we generated gross profit of $3.2 billion, up 25% year over year. Cash App generated gross profit of $2.0 billion in the second quarter of 2026, up 31% year over year, driven by growth in Cash App Borrow and Cash App Card. Square generated gross profit of $1.2 billion in the second quarter of 2026, up 13% year over year, driven primarily by Square processing, Square software, and Square Loans.

In the second quarter of 2026, operating income was $446.9 million and Adjusted Operating Income was $863.8 million, compared to operating income of $484.3 million and Adjusted Operating Income of $549.6 million in the second quarter of 2025. Net income attributable to common stockholders was $88.5 million for the second quarter of 2026, compared to net income attributable to common stockholders of $538.5 million for the same period in 2025, and Adjusted EBITDA was $1.2 billion for the second quarter of 2026, compared to $891.4 million for the same period in 2025. Net income for the second quarter of 2026 and 2025 included a loss of $88.5 million and gain of $212.2 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

In February 2026, we announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, we reduced our workforce by more than 40%. Restructuring charges in connection with the Workforce Plan for the six months ended June 30, 2026 were $495.0 million, which primarily consisted of cash expenditures for notice period and severance payments, employee benefits and related costs, as well as share-based compensation expense. Restructuring charges for the three months ended June 30, 2026 were immaterial. The Workforce Plan concluded during the second quarter of fiscal 2026, and we do not expect to incur any additional material charges related to the Workforce Plan. We have begun realizing benefits related to our focus on disciplined growth and cost efficiencies, and we expect to continue to benefit from these actions in future periods. We plan to continue to operate at this smaller size and are continuing to look at ways to improve our efficiency through a combination of AI automation, prioritization of our scope, performance management, and centralization of teams and functions to reduce duplication.

The following table presents a summary of severance and other personnel costs related to the Workforce Plan for the six months ended June 30, 2026 (in thousands):

Six Months Ended June 30, 2026
Product development	$345,603
Sales and marketing	47,836
General and administrative	101,573
Total	$495,012

We expect annualized net cost savings associated with the Workforce Plan of approximately $800 million to $900 million, related to employee compensation, a portion of which we expect to strategically reinvest in the Company. We began to realize these cost savings during the second quarter of fiscal 2026 following the conclusion of the Workforce Plan. Refer to Note 19, Restructuring, within Notes to the Condensed Consolidated Financial Statements for further details regarding charges related to the Workforce Plan.

We ended the second quarter of 2026 with $8.8 billion in available liquidity, with $7.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $900.0 million available under our revolving credit facility. During the second quarter of fiscal 2026, we settled $1.6 billion of debt upon the maturity of our 2026 Senior Notes and 2026 Convertible Notes and continued to invest in our lending products, while maintaining a strong liquidity position. Refer to Liquidity and Capital Resources section below for further details.

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company's Class A common stock, for a total authorization of $9 billion. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of June 30, 2026, we have repurchased a total of $4.4 billion of our Class A common stock under the program, of which $700.9 million was purchased in fiscal 2026.

Results of Operations

Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Commerce enablement revenue	$3,341,571	$2,898,302	$443,269	15%	$6,280,041	$5,465,277	$814,764	15%
Financial solutions revenue	1,382,368	984,553	397,815	40%	2,704,353	1,859,564	844,789	45%
Bitcoin ecosystem revenue	1,893,748	2,171,602	(277,854)	(13)%	3,690,140	4,501,412	(811,272)	(18)%
Total net revenue	$6,617,687	$6,054,457	$563,230	9%	$12,674,534	$11,826,253	$848,281	7%

Total net revenue for the three and six months ended June 30, 2026 increased by $563.2 million, or 9%, and $848.3 million, or 7%, compared to the three and six months ended June 30, 2025, respectively. Bitcoin ecosystem revenue decreased by $277.9 million and $811.3 million, respectively. Excluding bitcoin ecosystem revenue, total net revenue increased by $841.1 million, or 22%, and $1.7 billion, or 23%, respectively.

Commerce enablement revenue for the three and six months ended June 30, 2026 increased by $443.3 million, or 15%, and $814.8 million, or 15%, compared to the three and six months ended June 30, 2025, respectively. The increase in revenue was driven by growth in Square processing of $218.1 million and $379.7 million, growth in Cash App Card of $76.2 million and $147.3 million, and growth in Afterpay Post-Purchase revenue of $62.1 million and $134.4 million, in each case for the three and six months ended June 30, 2026, respectively. The growth in Square processing was in line with Square gross payment volume ("GPV") growth of 13% for both the three and six months ended June 30, 2026, driven primarily by strength in Food and Beverage sellers. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Financial solutions revenue for the three and six months ended June 30, 2026 increased by $397.8 million, or 40%, and $844.8 million, or 45%, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily due to growth in Cash App's financial solutions-related products, specifically Cash App Borrow where revenue increased by $281.1 million and $650.5 million, respectively, as we continued to expand access to the product, resulting in higher origination volumes. Additionally, revenue from Square's financial solutions-related products increased by $54.4 million and $110.8 million for the three and six months ended June 30, 2026, respectively, primarily related to Square Loans.

Bitcoin ecosystem revenue for the three and six months ended June 30, 2026 decreased by $277.9 million, or 13%, and $811.3 million, or 18%, compared to the three and six months ended June 30, 2025, respectively. As bitcoin ecosystem revenue is primarily the total sale amount of bitcoin to customers, the amount of bitcoin ecosystem revenue recognized will fluctuate depending on customer demand and changes in the market price of bitcoin. The decreases were driven by lower bitcoin trading volume and a lower average market price of bitcoin compared to the prior year periods. While the bitcoin ecosystem contributed 29% of total revenue for the three and six months ended June 30, 2026, and 36% and 38% for the three and six months ended June 30, 2025, respectively, gross profit generated from the bitcoin ecosystem was only 2% of total gross profit for both the three and six months ended June 30, 2026, and 4% for both the three and six months ended June 30, 2025.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Commerce enablement costs	$1,523,639	$1,354,370	$169,269	12%	$2,841,098	$2,506,570	$334,528	13%
Financial solutions costs	93,819	82,649	11,170	14%	183,194	160,571	22,623	14%
Bitcoin ecosystem costs	1,821,343	2,066,504	(245,161)	(12)%	3,549,300	4,303,901	(754,601)	(18)%
Amortization of acquired technology assets	12,805	14,404	(1,599)	NM	25,622	29,078	(3,456)	NM
Total cost of revenue	$3,451,606	$3,517,927	$(66,321)	(2)%	$6,599,214	$7,000,120	$(400,906)	(6)%

(i) Not meaningful ("NM")

Total cost of revenue for the three and six months ended June 30, 2026 decreased by $66.3 million, or 2%, and $400.9 million, or 6%, compared to the three and six months ended June 30, 2025, respectively. The decrease was primarily driven by a decrease in bitcoin ecosystem cost of revenue of $245.2 million and $754.6 million, respectively. Excluding bitcoin ecosystem cost of revenue, total cost of revenue increased by $178.8 million, or 12%, and $353.7 million, or 13%, respectively, largely related to an increase in Square GPV.

Commerce enablement costs for the three and six months ended June 30, 2026 increased by $169.3 million, or 12%, and $334.5 million, or 13%, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily driven by higher Square processing costs, in line with the growth of Square GPV of 13%, as well as higher Square hardware costs from the continued distribution of Square products launched in the second half of fiscal 2025.

Financial solutions costs for the three and six months ended June 30, 2026 increased by $11.2 million, or 14%, and $22.6 million, or 14%, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily driven by growth in Cash App's financial solutions-related products on Cash App Card, including ATM, Paper Money Deposits, and related processing costs. Over the same periods, financial solutions revenue increased by 40% and 45%, outpacing growth in costs of revenue and resulting in gross margin expansion, primarily due to more favorable economics of Cash App's financial solutions-related products.

Bitcoin ecosystem costs for the three and six months ended June 30, 2026 decreased by $245.2 million, or 12%, and $754.6 million, or 18%, compared to the three and six months ended June 30, 2025, respectively. Bitcoin ecosystem costs primarily consist of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin ecosystem revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Product development	$608,660	$725,288	$(116,628)	(16)%	$1,647,533	$1,485,987	$161,546	11%
% of total net revenue	9%	12%			13%	13%
% of total gross profit	19%	29%			27%	31%
Sales and marketing	$664,955	$549,731	$115,224	21%	$1,315,463	$1,054,191	$261,272	25%
% of total net revenue	10%	9%			10%	9%
% of total gross profit	21%	22%			22%	22%
General and administrative	$825,869	$449,237	$376,632	84%	$1,683,433	$941,034	$742,399	79%
% of total net revenue	12%	7%			13%	8%
% of total gross profit	26%	18%			28%	19%
Transaction, loan, and consumer receivable losses	$585,450	$294,090	$291,360	99%	$1,085,575	$463,779	$621,796	134%
% of total net revenue	9%	5%			9%	4%
% of total gross profit	18%	12%			18%	10%
Amortization of customer and other acquired intangible assets	$34,277	$33,891	$386	NM	$68,436	$67,547	$889	NM
% of total net revenue	1%	1%			1%	1%
% of total gross profit	1%	1%			1%	1%
Total operating expenses	$2,719,211	$2,052,237	$666,974	32%	$5,800,440	$4,012,538	$1,787,902	45%

Product development expenses decreased by $116.6 million, or 16%, and increased by $161.5 million, or 11%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. Personnel costs decreased by $146.4 million for the three months ended June 30, 2026, primarily from cost efficiencies realized following the implementation of the Workforce Plan actions in the first quarter of 2026, but increased by $106.3 million for the six months ended June 30, 2026, as the severance and related restructuring charges related to the Workforce Plan recognized in the first quarter of 2026 more than offset those savings. Cloud computing infrastructure fees increased by $86.8 million and $137.7 million for the three and six months ended June 30, 2026, respectively, while allocated IT, human resources, and facilities expenses, mainly attributable to personnel costs and cloud computing infrastructure fees, decreased by $66.4 million and $111.4 million, respectively.

Sales and marketing expenses increased by $115.2 million, or 21%, and $261.3 million, or 25%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 was primarily driven by Cash App peer-to-peer processing costs and related transaction losses of $48.3 million and $131.0 million, respectively, higher marketing and advertising costs of $29.2 million and $49.3 million, respectively, as we prioritize marketing investments to support the growth of Cash App and Square, and higher partnership fees of $29.1 million and $39.5 million, respectively. Further, for the six months ended June 30, 2026, personnel costs increased by $28.5 million, which were driven by the Workforce Plan and other restructuring costs, including severance and related expenses recognized in the first quarter of 2026.

General and administrative expenses increased by $376.6 million, or 84%, and $742.4 million, or 79%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. The increase for the three and six months ended June 30, 2026 was primarily driven by an increase in accrued expenses for estimated and settled amounts in connection with certain litigation and regulatory matters of $294.9 million and $548.7 million, respectively, and an increase in allocated IT, human resources, and facilities expenses of $63.8 million and $106.4 million, respectively, mainly attributable to personnel costs and cloud computing infrastructure fees. Further, for the three months ended June 30, 2026, these increases included $52.5 million of impairment charges related to certain lease assets and property and equipment, which were partially offset by a decrease in personnel costs of $47.6 million driven by cost efficiencies realized following the Workforce Plan actions in the first quarter of 2026.

Transaction, loan, and consumer receivable losses increased by $291.4 million, or 99%, and $621.8 million, or 134%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, as detailed below (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan losses	$433,988	$156,931	$277,057	177%	$802,359	$223,884	$578,475	258%
Consumer receivable losses (i)	87,768	83,019	4,749	6%	161,847	132,537	29,310	22%
Transaction losses	63,694	54,140	9,554	NM	121,369	107,358	14,011	NM
Total transaction, loan, and consumer receivable losses	$585,450	$294,090	$291,360	99%	$1,085,575	$463,779	$621,796	134%

(i) Amounts do not include reserves for certain receivables, such as late fees. Consumer receivables losses also includes provision for charge-back losses that are realized and written-off within the same period, rather than through the allowance for consumer receivable losses.

•Loan losses increased by $277.1 million, or 177%, and $578.5 million, or 258%, compared to the three and six months ended June 30, 2025, respectively. The increase in loan losses was driven by significant growth in loan origination volumes of Cash App Borrow and the continued scaling of Afterpay Post-Purchase, as well as growth in Square Loans. Underlying loan loss rates and portfolio credit performance remained stable. Additionally, beginning in the second quarter of 2025, Cash App Borrow and certain other loan products were retained on our balance sheet and classified as held for investment, for which we recognize expected credit losses upfront at origination. As a result, loan losses in a given period reflect the volume, mix, and timing of originations and underlying credit performance.

•Consumer receivable losses increased by $4.7 million, or 6%, and $29.3 million, or 22%, compared to the three and six months ended June 30, 2025, respectively, while loss rates remained stable. The increase was primarily due to growth of our Pay in 4 BNPL product and higher origination volumes from preceding periods that reached charge-off during the current quarter.

Interest Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense, net	$55,721	$23,687	$32,034	135%	$108,916	$40,930	$67,986	166%

Interest expense, net, increased by $32.0 million, or 135%, and $68.0 million, or 166%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively, primarily due to the issuance of our 2030 and 2033 Senior Notes in the third quarter of 2025, which more than offset interest income received on invested funds. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Remeasurement Loss (Gain) on Bitcoin Investment (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Remeasurement loss (gain) on bitcoin investment	$88,474	$(212,165)	$300,639	142%	$261,292	$(118,814)	$380,106	320%

Remeasurement loss on bitcoin investment of $88.5 million and $261.3 million for the three and six months ended June 30, 2026, compared to gain on bitcoin investment of $212.2 million and $118.8 million for the three and six months ended June 30, 2025, respectively, was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other expense (income), net	$1,199	$13,389	$(12,190)	(91)%	$(4,227)	$5,047	$(9,274)	(184)%

Other expense, net, of $1.2 million and other income, net, of $4.2 million for the three and six months ended June 30, 2026, respectively, were primarily due to realized and unrealized gains and losses on certain investments as well as foreign exchange rate impacts. Other expense, net, of $13.4 million and $5.0 million for the three and six months ended June 30, 2025, respectively, was primarily due to losses from the currency revaluation of intercompany loans, partially offset by accretion on investments.

Provision for (Benefit from) Income Taxes (in thousands, except for percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Provision for income taxes	$214,407	$121,048	$93,359	77%	$130,425	$159,376	$(28,951)	(18)%

Provision for income taxes increased by $93.4 million, or 77%, and decreased by $29.0 million, or 18%, for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. The increase for the three month period was primarily driven by the tax impact of non-deductible accruals related to certain litigation and regulatory matters. This impact was partially offset by a larger one-time benefit from the partial release of a valuation allowance on certain California deferred tax assets compared with the prior year period. The decrease for the six month period was primarily driven by one-time tax benefits related to Workforce Plan restructuring charges and the partial release of the California valuation allowance. These benefits were partially offset by the tax impact of non-deductible litigation and regulatory accruals and lower pre-tax income in taxable jurisdictions.

Segment Results

Square

The following table provides a summary of the revenue and gross profit for our Square segment for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Segment net revenue	$2,503,563	$2,166,275	$337,288	16%	$4,615,885	$4,018,435	$597,450	15%
Segment cost of revenue	1,343,327	1,139,464	203,863	18%	2,474,099	2,093,726	380,373	18%
Segment gross profit	$1,160,236	$1,026,811	$133,425	13%	$2,141,786	$1,924,709	$217,077	11%

Revenue

Revenue for the Square segment for the three and six months ended June 30, 2026 increased by $337.3 million, or 16%, and $597.5 million, or 15%, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily due to the Square items referenced within our overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the three and six months ended June 30, 2026 increased by $203.9 million, or 18%, and $380.4 million, or 18%, compared to the three and six months ended June 30, 2025, respectively. The increase was primarily due to the Square items referenced within our overall cost of revenue discussion.

Cash App

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Segment net revenue	$4,020,683	$3,844,928	$175,755	5%	$7,891,389	$7,723,942	$167,447	2%
Segment cost of revenue	2,047,680	2,344,428	(296,748)	(13)%	4,010,252	4,843,491	(833,239)	(17)%
Segment gross profit	$1,973,003	$1,500,500	$472,503	31%	$3,881,137	$2,880,451	$1,000,686	35%

Revenue

Revenue for the Cash App segment for the three and six months ended June 30, 2026 increased by $175.8 million, or 5%, and $167.4 million, or 2%, compared to the three and six months ended June 30, 2025, respectively. The increase was driven by the Cash App items referenced within our overall revenue discussion. While bitcoin ecosystem revenue contributed 45% of Cash App revenue for three and six months ended June 30, 2026, respectively, gross profit generated from bitcoin ecosystem was only 3% of Cash App gross profit for the three and six months ended June 30, 2026.

Excluding bitcoin ecosystem revenue, Cash App net revenue increased by $533.9 million, or 32%, and $1.1 billion, or 34%, compared to the three and six months ended June 30, 2025.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and six months ended June 30, 2026 decreased by $296.7 million, or 13%, and $833.2 million, or 17%, compared to the three and six months ended June 30, 2025, respectively. The decrease was due to the items referenced within our overall cost of revenue discussion. Excluding bitcoin ecosystem cost of revenue, Cash App cost of revenue increased by $6.6 million, or 2%, and $27.3 million, or 5%, compared to the three and six months ended June 30, 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross Payment Volume (GPV) (in millions)	$74,734	$66,615	$137,843	$123,412
Adjusted Operating Income (in thousands)	$863,845	$549,569	$1,591,517	$1,015,838
Adjusted EBITDA (in thousands)	$1,168,597	$891,422	$2,178,818	$1,704,216
Adjusted Net Income Per Share:
Basic	$1.04	$0.63	$1.89	$1.20
Diluted	$1.02	$0.62	$1.87	$1.18

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating income	$446,870	$484,293	$274,880	$813,595
Amortization of acquired technology assets	12,805	14,404	25,622	29,078
Acquisition-related and integration costs	367	1,042	729	1,362
Contingencies, restructuring and other charges	365,118	15,844	1,107,930	93,655
Restructuring share-based compensation expense	4,408	95	113,920	10,601
Amortization of customer and other acquired intangible assets	34,277	33,891	68,436	67,547
Adjusted Operating Income	$863,845	$549,569	$1,591,517	$1,015,838

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$88,517	$538,458	$(220,164)	$728,330
Less: Net loss attributable to noncontrolling interests	(1,448)	(124)	(1,362)	(1,274)
Net income (loss)	87,069	538,334	(221,526)	727,056
Share-based compensation expense	255,343	297,246	484,531	601,976
Restructuring share-based compensation expense	4,408	95	113,920	10,601
Depreciation and amortization	95,051	92,397	191,028	181,345
Acquisition-related and integration costs	367	1,042	729	1,362
Contingencies, restructuring and other charges	365,118	15,844	1,107,930	93,655
Interest expense, net	55,721	23,687	108,916	40,930
Remeasurement loss (gain) on bitcoin investment	88,474	(212,165)	261,292	(118,814)
Other expense (income), net	1,199	13,389	(4,227)	5,047
Provision for income taxes	214,407	121,048	130,425	159,376
Loss on disposal of property and equipment	1,434	495	5,788	1,659
Acquired deferred revenue and cost adjustment	6	10	12	23
Adjusted EBITDA	$1,168,597	$891,422	$2,178,818	$1,704,216

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$88,517	$538,458	$(220,164)	$728,330
Less: Net loss attributable to noncontrolling interests	(1,448)	(124)	(1,362)	(1,274)
Net income (loss)	87,069	538,334	(221,526)	727,056
Acquisition-related and integration costs	367	1,042	729	1,362
Contingencies, restructuring and other charges	365,118	15,844	1,107,930	93,655
Restructuring share-based compensation expense	4,408	95	113,920	10,601
Amortization of intangible assets	47,082	48,295	94,058	96,625
Amortization of debt discount and issuance costs	3,287	2,835	7,173	6,134
Loss (gain) on revaluation of equity investments	4,140	(1,582)	9,805	(1,456)
Remeasurement loss (gain) on bitcoin investment	88,474	(212,165)	261,292	(118,814)
Loss on disposal of property and equipment	1,434	495	5,788	1,659
Acquired deferred revenue and cost adjustment	6	10	12	23
Income tax benefits from deferred tax assets	(113,385)	(52,600)	(113,385)	(52,600)
Tax effect of non-GAAP net income adjustments	131,553	44,538	(133,365)	(24,833)
Adjusted Net Income - basic	$619,553	$385,141	$1,132,431	$739,412
Cash interest expense on convertible notes	275	267	539	700
Adjusted Net Income - diluted	$619,828	$385,408	$1,132,970	$740,112

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	597,829	612,882	597,702	616,108
Diluted	608,847	618,928	606,505	627,103
Adjusted Net Income Per Share:
Basic	$1.04	$0.63	$1.89	$1.20
Diluted	$1.02	$0.62	$1.87	$1.18

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision for income taxes, as reported	$214,407	$121,048	$130,425	$159,376
Income tax benefits from deferred tax assets	113,385	52,600	113,385	52,600
Tax effect of non-GAAP net income adjustments	(131,553)	(44,538)	133,365	24,833
Adjusted provision for income taxes, non-GAAP	$196,239	$129,110	$377,175	$236,809
Non-GAAP effective tax rate	24%	25%	25%	24%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of June 30, 2026, we had approximately $8.8 billion in available liquidity, with $7.9 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $900.0 million available under our revolving credit facility. Additionally, we had $342.5 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program and debt repayment obligations. As of June 30, 2026, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$6,427,331	$6,564,092
Short-term restricted cash (i)	821,679	1,071,574
Long-term restricted cash	71,911	73,786
Investments in short-term debt securities	310,845	517,777
Investments in long-term debt securities	225,441	188,887
Revolving credit facility	900,000	775,000
Total liquidity	$8,757,207	$9,191,116

(i) As of June 30, 2026, we have invested $278.6 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

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

As of June 30, 2026, we held approximately 9,117 bitcoins for long-term investment purposes ("bitcoin investment") with a fair value of $533.9 million based on observable market prices. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long-term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through "Remeasurement loss (gain) on bitcoin investment" within the condensed consolidated statements of operations. We purchased approximately 85 and 234 bitcoins with a cost basis of $5.1 million and $17.6 million during the three and six months ended June 30, 2026, respectively, for investment purposes. We purchased approximately 108 and 207 bitcoins with a cost basis of $11.0 million and $20.6 million for the three and six months ended June 30, 2025, respectively, for investment purposes. We did not sell any of our bitcoin investment during the three and six months ended June 30, 2026 and June 30, 2025. We recognized losses of $88.5 million and $261.3 million from the remeasurement of our bitcoin investment during the three and six months ended June 30, 2026, respectively. We recognized gains of $212.2 million and $118.8 million from the remeasurement of our bitcoin investment during the three and six months ended June 30, 2025, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, operating leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 16, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of June 30, 2026, we held $5.8 billion in aggregate principal amount of debt, comprised of $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 (the “Convertible Notes”), as well as an outstanding $1.2 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2030 ("2030 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2033 ("2033 Senior Notes" and, together with the 2030 Senior Notes and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended and restated, which provides a $900.0 million senior unsecured revolving credit facility maturing in January 2031. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $1.5 billion on a revolving basis, of which $1.2 billion was drawn as of June 30, 2026. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund certain BNPL products. Borrowings under the Warehouse Facilities are secured against the respective consumer receivables. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the receivables they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

Short-term restricted cash of $821.7 million as of June 30, 2026 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $71.9 million as of June 30, 2026 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,985,416	$507,658
Net cash provided by (used in) investing activities	(6,324)	428,928
Net cash used in financing activities	(1,608,643)	(2,119,460)
Effect of foreign exchange rate on cash and cash equivalents	(526)	94,932
Net increase (decrease) in cash, cash equivalents, restricted cash, and customer funds	$369,923	$(1,087,942)

Cash Flows from Operating Activities

For the six months ended June 30, 2026, cash provided by operating activities was $2.0 billion, comprised of net loss of $221.5 million, adjusted for non-cash expenses of $2.3 billion, consisting primarily of transaction, loan, and consumer receivable losses; share-based compensation; bitcoin remeasurement loss; depreciation and amortization; non-cash lease expense and other non-cash adjustments; and changes in deferred income taxes, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and premiums, primarily related to consumer receivables, of $603.1 million. Changes in other assets and liabilities, including customers payable and settlements receivable, of $617.1 million contributed positively and was primarily due to the timing of period end.

For the six months ended June 30, 2025, cash provided by operating activities was $507.7 million, comprised of net income of $727.1 million, adjusted for non-cash expenses of $1.2 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; and depreciation and amortization, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and premiums, primarily related to consumer receivables, of $548.1 million; net outflows from loan products of $470.8 million; bitcoin remeasurement loss of $118.8 million; and net outflows related to changes in other assets and liabilities, including customers payable and settlements receivable, of $419.8 million due to the timing of period end.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, cash used in investing activities was $6.3 million, primarily due to net outflows of $1.1 billion primarily related to Cash App Borrow and Afterpay Post-Purchase loans originated through Square Financial Services and the purchases of property and equipment of $83.8 million. These were partially offset by net inflows related to consumer receivables of $685.7 million; net proceeds from other investments primarily due to the sale of a non-marketable equity security of $329.8 million; and net proceeds from investments of marketable securities of $171.7 million.

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

Cash Flows from Financing Activities

For the six months ended June 30, 2026, cash used in financing activities was $1.6 billion primarily due to a $1.0 billion cash payment to settle the outstanding principal balance of the 2026 Senior Notes, plus accrued and unpaid interest, that matured in June 2026 as well as a $575.0 million cash payment for the settlement of the outstanding 2026 Convertible Notes that matured in May 2026; $700.9 million of share repurchases in the first and second quarters of 2026; and net repayments under Warehouse Facilities borrowings of $216.0 million. These were partially offset by an increase in customer funds of $758.5 million and interest-bearing deposits of $90.0 million.

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

There were no significant changes in our critical accounting estimates during the quarter ended June 30, 2026 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “Remeasurement loss (gain) on bitcoin investment” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of June 30, 2026, the fair value of our bitcoin investment was $533.9 million and, for the three and six months ended June 30, 2026, we recognized a loss of $88.5 million and $261.3 million, respectively, from the remeasurement of our bitcoin investment.

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

Part II—Other Information

Item 1. Legal Proceedings

We are currently a party to, and may in the future be involved in, various legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits, arbitrations, and disputes, including with regulatory bodies and governmental agencies. For information regarding legal proceedings in which we are involved, see “Litigation and Regulatory Matters” in Note 16, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

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
•our workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and artificial intelligence tools;
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
•risks related to our loan products such as credit losses and general macroeconomic conditions; and
•risks related to our majority interest in TIDAL.

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
•assertions by third parties of infringement of intellectual property rights by us; and
•changing perspectives from investors, regulators, and other stakeholders relating to environmental, social, and governance issues.

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

Our workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and AI tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.

In February 2026 we announced a workforce reduction restructuring plan designed to better align our organizational structure with our operating model and strategic priorities. This plan has resulted in, and we expect to continue to result in, an increased reliance on automation, proactive intelligence capabilities and AI tools that we believe will enhance productivity and maintain operational efficiency. These actions resulted in severance and other restructuring charges, and will require additional investments in technology and systems. We may not realize the expected cost savings, operating efficiencies or other anticipated benefits of these initiatives within the anticipated timeframe, or at all.

The workforce reduction and reorganization has resulted in, and may continue to result in, disruptions to our operations and adversely affect employee morale and productivity. The departure of employees, including experienced personnel, may result in the loss of institutional knowledge and expertise, and remaining employees have increased workloads and broader scopes of responsibility, which could lead to increased error rates, reduced innovation and attrition of key talent. Our ability to successfully operate with a reduced workforce and modified organizational structure is expected to depend in part on the effectiveness, reliability and adoption of proactive intelligence and AI tools. These technologies do not always perform as expected, may require significant time and expense to implement effectively and as they continue to evolve, can introduce operational or cybersecurity risks, and have not in all cases enhanced productivity or maintained operational efficiency as expected and may not do so in the future. These actions could increase the risk of operational disruptions, service interruptions, control failures or other significant events, particularly during transition periods, as responsibilities are reassigned and processes are adjusted. We expect to continue to invest in employees we wish to retain and attract, including through increased compensation. In addition, evolving regulatory requirements and public scrutiny relating to AI technologies could increase compliance costs or limit our ability to deploy such tools as intended.

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

Rapid and significant technological changes continue to characterize the industries in which we operate, including developments in omnichannel commerce, proximity payment devices (including contactless payments via NFC technology), digital banking, mobile financial apps, cryptocurrencies, tokenization (e.g., replacing sensitive data such as payment card information with symbols (tokens) to keep the data safe), blockchain, and AI, including machine learning.

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

Our success depends in part on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have incorporated and expect to continue to incorporate AI features into our products and technologies and our success will depend in part on our ability to do so in a way that is compelling to our customers and cost-effective. We are unable to predict all of the risks related to the use of AI because laws, rules, directives, and regulations governing the use of AI, as well as the technology itself, are evolving rapidly and our ability to develop or use AI may not be as we expect or may be adversely affected. Refer to the risk factor titled “Our workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and artificial intelligence tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our expected and planned use of AI. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

We compete in markets characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. For example, companies not traditionally associated with the payments industry have introduced products or services that are or may become competitive with our business. We compete against many companies to attract customers across our products and services, and some of these companies have greater financial resources and substantially larger bases of customers than we do, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impact our growth. For example, we offer Cash App customers and Square sellers access to banking services and products through our bank partners, as well as through Square Financial Services. We compete with established banks, neobanks, and other financial technology companies that provide access to similar offerings, some of which have larger established customer bases or provide customers with a different range of offerings than we do. We also compete in the BNPL market and a number of our competitors have introduced or offer BNPL products. Competitors in the BNPL space have engaged in, and may continue to engage in, aggressive consumer acquisition campaigns, may develop superior technology offerings, or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode our existing market share in the BNPL space and may hinder our expansion into new markets. In addition, mergers and acquisitions by, and collaborations between, the companies we compete against may lead to even larger competitors with more resources.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App and Square features that facilitate transactions in bitcoin and stablecoins by our customers and sellers each subject us to additional risks related to developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. Actions taken by regulators, legislatures, and other government actors, including the current U.S. administration, in the cryptocurrency industry, may impact market demand for bitcoin and the supply and pricing for bitcoin. If the cryptocurrency environment deteriorates or improves based on these or other factors, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If demand increases sharply, either to buy or to sell bitcoin, we may not be able to fulfill that demand in a timely manner or at all, which could result in customer frustration or movement to other platforms. If our customers experience losses due to market fluctuations in the prices of bitcoin, they may reduce or cease their use of our product features that facilitate transactions in bitcoin, or other bitcoin-related products, which could adversely impact our results of operations. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

We have incorporated and expect to continue to incorporate AI technologies, including generative AI and AI agents, into our products, internal operations and technologies. As AI technologies continue to evolve rapidly, new capabilities and associated risks may emerge that may be difficult to anticipate or address. Our use of AI depends in part on third-party large language models that we do not control, and these models may generate inaccurate, biased, hallucinated or unexpected outputs that conflict with our business objectives or brand standards.

Consumer and societal attitudes toward AI are evolving and customers, regulators or the public may perceive AI technologies negatively. Concerns about automation, privacy, security, bias, transparency, flawed datasets, or other ethical considerations could reduce trust in our products and services or deter customer adoption of AI-enabled features in our products or services. Our customers and sellers may become increasingly reliant on AI outputs in our products and services when making financial or operational decisions. AI-enabled features in our products may generate outputs that could be interpreted as regulated advice, even if unintended or automated. If such AI outputs are, or are perceived to be, inaccurate, biased, unexplainable, flawed, or otherwise determined as providing regulated advice without appropriate authorization, we could face reputational harm, regulatory scrutiny, enforcement actions or liability claims, any of which could materially and adversely affect our business, financial condition, and results of operations.

Rapid deployment of AI technologies can increase operational, legal, and reputational risks. AI systems can fail, behave unexpectedly, or generate inaccurate or incomplete outputs due to insufficient testing, ineffective design, inadequate controls or other factors. Such failures can disrupt our operations, negatively affect customers or sellers, or otherwise adversely affect our business. As AI agents become increasingly capable of facilitating decisions or taking action on behalf of customers or sellers, errors, unintended actions or inappropriate recommendations generated by such systems can increase our operational, legal, or reputational risks.

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

Our AI initiatives have not in all cases, and may not, improve efficiency, performance, or profitability as expected, and may underperform or fail entirely due to technological limitations, the evolving nature of AI technologies, regulatory requirements, or other factors. If our AI initiatives and investments do not produce expected benefits, our operating results and long-term growth could be materially and adversely affected.

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

Our loan products expose us to increased credit losses and are subject to risks related to general macroeconomic conditions.

Revenue generated by our loan products, including Square Loans, Cash App Borrow, and our BNPL products, depends on our ability to recoup the loan amount and to effectively manage risk. Square Loans is our commercial lending program. Cash App Borrow is a consumer credit product, allowing our Cash App customers access to short-term loans for a fee. Our BNPL products facilitate commerce between retail merchants and consumers by allowing retail merchant clients to offer their customers the ability to buy goods and services on a BNPL basis. Our loan products are generally unsecured obligations of our borrowers. If a seller breaches a contractual obligation, including the required minimum payments, the seller would be liable for an accelerated business loan repayment, and our recourse is generally to the business and not to any individual or other asset. We rely on proprietary models, data, and automated underwriting processes to assess borrowers' repayment capability for our loan products, and such processes may not accurately predict future repayments. If our underwriting processes fail to adequately capture risks or otherwise miscalculate repayment ability, we may experience higher levels of delinquencies, default and credit losses. As we expand into new products, customer segments, and geographies, including offering existing products to borrowers on different repayment terms or expanding product eligibility, our historical performance data can be less predictive of future borrower behavior. In addition, inflation, economic downturns, market volatility or other adverse macroeconomic conditions may increase repayment failures. As a result, our ability to appropriately evaluate and manage credit risk may be further challenged, and we may experience higher levels of delinquencies or defaults than we have historically experienced, which could negatively impact our business, results of operations, and financial condition.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, such as AI, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products and services. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, technological bug, or similar event, that could lead to a compromise of the content of data held by such sellers, including personal data, our reputation may be harmed and we may be subject to significant fines, penalties or judgments. The growing use of AI in our products and services presents additional risks, including risks relating to the processing, handling, disclosure, and protection of sensitive data. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third-party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, our use of AI may create additional, or increase the risk of, cybersecurity breaches and incidents.

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

Additionally, electronic payment, hardware, and software products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers and other malicious actors. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them, including through the use of AI and other emerging technologies, change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them. If we or our sellers or other customers are unable to anticipate or prevent these attacks, our sellers' or other customers may be harmed, our reputation could be damaged, and we could incur significant liability.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, we have made and may in the future make changes in our management team or management structure that may be disruptive to our business. If our management team or management structure, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our recent changes in our organizational structure, and restructurings of our employee base we have undertaken and may undertake in the future may adversely impact employee morale, and adversely affect our ability to retain or attract highly skilled employees. Refer to the risk factor titled “Our workforce reduction and related reorganization, including changes to our operating model and the potential for increased reliance on proactive intelligence and AI tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our workforce reduction.

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

These challenges have magnified as we continue to be a distributed workforce. In addition, our workforce reduction and any resulting changes in personnel and responsibilities may require changes to our internal controls, financial reporting processes, cybersecurity oversight, or other risk management functions, which could result in disruptions or temporary deficiencies. If we are not successful in developing and implementing the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired, we could face regulatory or other enforcement actions, and our business, results of operations, and financial condition may be adversely impacted.

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

We are currently subletting some of our office space. Macroeconomic conditions, our work-from-home practices, and our workforce reduction have caused and may in the future cause us to need less office space than we are contractually committed to leasing. We have, and may continue to, incur losses or recognize impairment charges in connection with any unused office space if we are unable to successfully sublease any unused office space, or if we are unable to successfully terminate any of our leasing commitments.

We may not be able to secure financing on favorable terms, or at all, to meet our future capital needs.

We fund our operations primarily through debt and equity financings, bank credit agreements, warehouse funding facilities, and cash from operations. While we believe that our existing cash and cash equivalents, marketable debt securities, and availability under our line of credit are sufficient to meet our working capital needs, planned capital expenditures, and service our debt, there is no guarantee that this will continue to be true in the future. In the future, we may require or seek additional capital to respond to business opportunities, refinancing needs, finance our products, business and financial challenges, regulatory surety bond requirements, acquisitions, or unforeseen circumstances and may decide to engage in equity, equity-linked, or debt financings, enter into additional warehouse funding facilities, or enter into additional credit agreements for other reasons. We may not be able to secure any such additional financing or refinancing on favorable terms, in a timely manner, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Our credit agreement contains affirmative and negative covenants, including covenants that restrict our domestic restricted subsidiaries from incurring debt for borrowed money, us and our domestic restricted subsidiaries from granting liens to secure debt for borrowed money and entering into sale and leaseback transactions, and customary limitations on dividends and stock repurchases. Our credit agreement also requires us to comply with a maximum total net leverage ratio, measured quarterly. The indentures pursuant to which our 2030 Senior Notes, 2031 Senior Notes, 2032 Senior Notes, and 2033 Senior Notes (collectively, the “Senior Notes”) were issued contain covenants that restrict or could restrict, among other things, our business and operations. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to operate our business, obtain additional capital, and pursue business opportunities, including potential acquisitions. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under our existing credit agreement or our Senior Notes and any future financing agreements into which we may enter. If not waived, these defaults could cause indebtedness outstanding under our credit agreement, our Senior Notes, our other outstanding indebtedness, including our 2027 Convertible Notes (the “Convertible Notes,” and together with the Senior Notes, the “Notes”), and any future financing agreements that we may enter into to become immediately due and payable or may prevent us from borrowing under our credit agreement.

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

As of June 30, 2026, we had $575.0 million outstanding aggregate principal amount of Convertible Notes, $1.2 billion outstanding aggregate principal amount of 2030 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2033 Senior Notes.

Prior to August 1, 2027, the Convertible Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. After such date, the holders may convert all or a portion of the Convertible Notes at their option. If holders of the Convertible Notes elect to convert such Convertible Notes when eligible, we will be required to settle the Convertible Notes in cash, shares of Class A common stock or any combination thereof.

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

In connection with the issuance of our Convertible Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the "option counterparties." The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our Class A common stock market price and in the volatility of the market price of our Class A common stock. In addition, upon a default by any option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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

As of June 30, 2026, we have released a portion of the valuation allowance for deferred tax assets in California. Our deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 13, Income Taxes within Notes to the Consolidated Financial Statements for further details.

We continue to monitor the likelihood that we will be able to recover our deferred tax assets in the future and adjustments in our valuation allowance may be required. The recording of any future increases in or release of all or any portion of our valuation allowance has had and could have a material impact on our reported results, and both the recording and release of the valuation allowance could cause fluctuations in our quarterly and annual results of operations.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, the SEC, FinCEN, FCC, the Consumer Financial Protection Bureau ("CFPB"), the Department of Justice ("DOJ"), the Federal Trade Commission, the IRS and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as state money transmission license regulators and virtual currency regulators. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans. In addition, certain regulators have imposed and in the future may impose additional requirements on our business as a condition for obtaining or maintaining permits, licenses or rights to conduct our business, including conditions under any settlements and consent orders with regulators, that restrict our business or our ability to take certain actions. If we fail to comply with the terms of such permits, licenses or other requirements, we could face regulatory or other enforcement actions, penalties or we may not be able to continue operating our business in the same manner.

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

We are subject to audits, inspections, inquiries, and investigations from regulators, authorities, and governing bodies, as applicable, on an ongoing basis, as well as certain monitoring of our compliance with our obligations under applicable laws, regulations and agreements. Although we have a compliance program focused on the laws, rules, regulations, and standards applicable to our business, we have been and are still subject to audits, inspections, inquiries, investigations, fines, or other actions or penalties in one or more jurisdictions levied by regulators, including federal and state agencies, state Attorneys General and private plaintiffs who may be acting as private attorneys general pursuant to various applicable laws, as well as those levied by foreign regulators, authorities, and governing bodies. For example, following the publication of a short seller report in March 2023, we received inquiries from the SEC and DOJ, and while the SEC staff notified us that it concluded its investigation, we continue to engage with the DOJ. Refer to Note 16, Commitments and Contingencies within Notes to the Consolidated Financial Statements for further details on regulatory and litigation matters. Regulatory, governmental and other agencies have and may continue to coordinate or share information from time to time, which may result in new or consolidated actions by various agencies against us. In addition to fines, penalties for failing to comply with applicable rules and regulations could include significant criminal and civil lawsuits, forfeiture of significant assets, increased licensure requirements, revocation of licenses or other enforcement actions. We have been and may be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny. In addition, any perceived or actual failure by us to comply with applicable laws, rules, regulations, standards or consent orders, including any perception that the risk of such a failure by us has increased, could have a significant impact on our reputation as a trusted brand and could cause increased regulatory scrutiny, including the imposition or extension of regulatory obligations, could cause us to lose existing customers, prevent us from obtaining new customers, require us to expend significant funds to remedy issues identified by regulators, and expose us to legal risk and potential criminal and civil liability.

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

The number and significance of our legal or regulatory matters have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal or regulatory matters as we continue to grow and expand. We also receive significant media attention, which could result in increased legal or regulatory matters. Moreover, legal or regulatory matters have in the past and could in the future cause follow-on litigation or regulatory scrutiny by additional parties. These matters may require significant time and expense even if we are successful in resolving the matter, and the outcomes can be uncertain and unpredictable and may involve material penalties, fines, or restrictions on our business. In addition, our workforce reduction and any reassignment of responsibilities, together with potential increased reliance on automation and AI tools to support certain legal, regulatory compliance and risk management functions, may limit our capacity and introduce additional oversight risks. If such tools do not perform as anticipated or are not effectively implemented and monitored, our ability to maintain effective governance, compliance, and risk processes during and after the transition could be impaired, which could increase the risk of regulatory inquiries, investigations, litigation, enforcement actions, control deficiencies and penalties.

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

Third parties have asserted, and may in the future assert, that we have infringed, misappropriated, or otherwise violated their copyrights, patents, and other intellectual property rights. Although we expend significant resources to seek to comply with the statutory, regulatory, and judicial frameworks and the terms and conditions of statutory licenses, we cannot assure you that we are not infringing or violating any third-party intellectual property rights, or that we will not do so in the future, particularly as new technologies such as generative AI impact the industries in which we operate. We also do not have control over whether standardized technologies and protocols infringe purported third-party intellectual property rights. It is difficult to predict whether assertions of third-party intellectual property rights or any infringement or misappropriation claims arising from such assertions will substantially harm our business, operating results, and financial condition. If we are forced to defend against any infringement or misappropriation claims, whether they are with or without merit, are settled out of court, or are determined in our favor, we may be required to expend significant time and financial resources on the defense of such claims. Legal and regulatory changes in this area may also present uncertainty and risk. For instance, the significant decline in Patent Trial and Appeal Board proceedings may limit our ability to challenge certain patents via administrative proceedings. Regardless of the forum, an adverse outcome of a dispute may require us to pay significant damages, which may be even greater if we are found to have willfully infringed upon a party’s intellectual property; cease exploiting copyrighted content that we have previously had the ability to exploit; cease using solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to redesign our solutions; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies, content, or materials; indemnify our partners and other third parties; and/or take other actions that may have material and adverse effects on our business, operating results, and financial condition.

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

Changing perspectives from investors, regulators, and other stakeholders relating to sustainability issues could result in additional costs for us and may adversely impact our reputation.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 53% of the voting power of our combined outstanding capital stock as of June 30, 2026. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

In connection with the issuance of our Convertible Notes, we entered into convertible note hedge transactions with the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to offset the potential dilution to our Class A common stock upon any conversion of the Convertible Notes and/or reduce any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

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

The following table summarizes the share repurchase activity for the three months ended June 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average price paid per share (i)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	492	$66.22	492	$4,673,618
May 1, 2026 - May 31, 2026	416	$71.21	416	$4,643,996
June 1, 2026 - June 30, 2026	37	$76.22	37	$4,641,252
Total	945		945

(i) Average price paid per share for open market purchases includes broker commissions, but excludes excise tax.

Equity Incentive Plan Share Withholding

The Company withholds shares of common stock to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock units. During the three months ended June 30, 2026, the Company withheld approximately 74 thousand shares for a total value of $4.9 million through net share settlements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended June 30, 2026, no officer, as defined in Rule 16a-1(f), or director adopted or terminated a “Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

BLOCK, INC.

Date:	August 5, 2026	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)