Form 10-Q
period 2026-09-30
Block, Inc.
filed 2026-11-03
CIK 1512673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2026, the number of shares (in thousands) of the registrant’s Class A and Class B common stock outstanding were 544,546 and 59,976, respectively.
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

Part I—Financial Information
Item 1. Financial Statements
BLOCK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,859,314	$6,564,092
Settlements receivable	1,454,211	1,359,983
Customer funds	5,356,911	4,771,824
Consumer receivables, net	2,352,214	2,670,322
Loans held for investment, net	4,401,001	3,382,957
Other current assets	3,561,245	4,107,702
Total current assets	24,984,896	22,856,880
Goodwill	11,984,759	11,849,018
Acquired intangible assets, net	1,155,971	1,281,670
Deferred tax assets	1,313,316	1,302,776
Bitcoin investment	771,881	777,515
Other non-current assets	1,024,864	1,482,028
Total assets	$41,235,687	$39,549,887
Liabilities and Stockholders’ Equity
Current liabilities:
Customers payable	$7,700,091	$6,805,366
Accrued expenses and other current liabilities	3,061,320	1,538,893
Current portion of long-term debt (Note 12)	—	1,573,259
Warehouse funding facilities, current	447,437	466,942
Total current liabilities	11,208,848	10,384,460
Warehouse funding facilities, non-current	1,096,103	897,941
Long-term debt (Note 12)	5,723,027	5,715,759
Other non-current liabilities	337,523	381,845
Total liabilities	18,365,501	17,380,005
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0000001 par value: 100,000 shares authorized at September 30, 2026 and December 31, 2025. None issued and outstanding at September 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.0000001 par value: 1,000,000 shares authorized at September 30, 2026 and December 31, 2025; 544,541 and 542,085 issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Class B common stock, $0.0000001 par value: 500,000 shares authorized at September 30, 2026 and December 31, 2025; 59,976 and 59,993 issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	19,122,552	18,895,405
Accumulated other comprehensive loss	(234,839)	(365,381)
Retained earnings	4,019,641	3,674,254
Total stockholders’ equity attributable to common stockholders	22,907,354	22,204,278
Noncontrolling interests	(37,168)	(34,396)
Total stockholders’ equity	22,870,186	22,169,882
Total liabilities and stockholders’ equity	$41,235,687	$39,549,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Commerce enablement revenue	$3,475,923	$2,999,053	$9,755,964	$8,464,330
Financial solutions revenue	1,439,629	1,094,925	4,143,982	2,954,489
Bitcoin ecosystem revenue	1,803,807	2,020,974	5,493,947	6,522,386
Total net revenue	6,719,359	6,114,952	19,393,893	17,941,205
Cost of revenue:
Commerce enablement costs	1,612,891	1,433,672	4,453,989	3,940,242
Financial solutions costs	107,165	88,578	290,359	249,149
Bitcoin ecosystem costs	1,751,964	1,917,275	5,301,264	6,221,176
Amortization of acquired technology assets	12,066	13,857	37,688	42,935
Total cost of revenue	3,484,086	3,453,382	10,083,300	10,453,502
Gross profit	3,235,273	2,661,570	9,310,593	7,487,703
Operating expenses:
Product development	635,590	711,235	2,283,123	2,197,222
Sales and marketing	687,900	599,333	2,003,363	1,653,524
General and administrative	847,461	543,974	2,530,894	1,485,008
Transaction, loan, and consumer receivable losses	601,706	363,455	1,687,281	827,234
Amortization of customer and other acquired intangible assets	34,125	34,133	102,561	101,680
Total operating expenses	2,806,782	2,252,130	8,607,222	6,264,668
Operating income	428,491	409,440	703,371	1,223,035
Interest expense, net	48,128	34,652	157,044	75,582
Remeasurement loss (gain) on bitcoin investment	(229,705)	(59,588)	31,587	(178,402)
Other income, net	(2,423)	(167,150)	(6,650)	(162,103)
Income before income tax	612,491	601,526	521,390	1,487,958
Provision for income taxes	48,350	139,928	178,775	299,304
Net income	564,141	461,598	342,615	1,188,654
Less: Net income (loss) attributable to noncontrolling interests	(1,410)	54	(2,772)	(1,220)
Net income attributable to common stockholders	$565,551	$461,544	$345,387	$1,189,874

Net income per share attributable to common stockholders:
Basic	$0.94	$0.76	$0.58	$1.94
Diluted	$0.92	$0.74	$0.57	$1.91
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	602,507	610,199	599,321	614,117
Diluted	614,778	621,658	607,353	625,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$564,141	$461,598	$342,615	$1,188,654
Net foreign currency translation adjustments (i)	25,125	(33,965)	135,827	585,828
Net unrealized gain (loss) on marketable debt securities, net of tax	(2,388)	133	(5,285)	(508)
Total comprehensive income	$586,878	$427,766	$473,157	$1,773,974

(i) Includes foreign currency translation gains related to goodwill of $17.8 million and $136.0 million for the three and nine months ended September 30, 2026, respectively. The three and nine months ended September 30, 2025 includes foreign currency translation loss related to goodwill of $8.9 million and gain of $389.5 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Class A and B common stock	Common stock and additional paid-in	Accumulated other comprehensive	Retained	Noncontrolling	Total stockholders’
	shares	capital	loss	earnings	interests	equity
Balance at December 31, 2025	602,078	$18,895,405	$(365,381)	$3,674,254	$(34,396)	$22,169,882
Net income (loss)	—	—	—	(308,681)	86	(308,595)
Shares issued in connection with employee stock plans	3,893	618	—	—	—	618
Repurchases of common stock, including excise tax	(10,700)	(639,988)	—	—	—	(639,988)
Change in other comprehensive loss	—	—	113,250	—	—	113,250
Share-based compensation	—	345,861	—	—	—	345,861
Balance at March 31, 2026	595,271	$18,601,896	$(252,131)	$3,365,573	$(34,310)	$21,681,028
Net income (loss)	—	—	—	88,517	(1,448)	87,069
Shares issued in connection with employee stock plans	6,511	49,658	—	—	—	49,658
Repurchases of common stock, including excise tax	(945)	(61,947)	—	—	—	(61,947)
Change in other comprehensive loss	—	—	(5,445)	—	—	(5,445)
Share-based compensation	—	265,846	—	—	—	265,846
Tax withholding related to vesting of restricted stock units	(74)	(4,892)	—	—	—	(4,892)
Balance at June 30, 2026	600,763	$18,850,561	$(257,576)	$3,454,090	$(35,758)	$22,011,317
Net income (loss)	—	—	—	565,551	(1,410)	564,141
Shares issued in connection with employee stock plans	3,842	6	—	—	—	6
Repurchases of common stock, including excise tax	—	1,000	—	—	—	1,000
Change in other comprehensive loss	—	—	22,737	—	—	22,737
Share-based compensation	—	278,160	—	—	—	278,160
Tax withholding related to vesting of restricted stock units	(88)	(7,175)	—	—	—	(7,175)
Balance at September 30, 2026	604,517	$19,122,552	$(234,839)	$4,019,641	$(37,168)	$22,870,186

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

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$342,615	$1,188,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	282,148	273,464
Amortization of discounts and premiums	(894,970)	(836,118)
Non-cash lease expense and other non-cash adjustments	130,759	43,713
Share-based compensation	871,220	921,957
Loss (gain) on revaluation of equity investments	10,420	(172,582)
Remeasurement loss (gain) on bitcoin investment	31,587	(178,402)
Transaction, loan, and consumer receivable losses	1,687,281	827,234
Change in deferred income taxes	(396)	182,756
Purchases and originations of loans originally classified as held for sale	(5,777,116)	(12,394,452)
Proceeds from repayments of loans originally classified as held for sale	5,512,088	12,457,575
Changes in operating assets and liabilities:
Settlements receivable	(274,477)	(291,388)
Customers payable	309,299	313,061
Prepaid expenses	(6,787)	(29,087)
Other assets and liabilities	777,910	(347,671)
Net cash provided by operating activities	3,001,581	1,958,714
Cash flows from investing activities:
Purchases of marketable debt securities	(403,000)	(481,088)
Proceeds from maturities of marketable debt securities	450,839	423,312
Proceeds from sale of marketable debt securities	75,740	392,218
Payments for originations of consumer receivables	(24,997,025)	(22,553,302)
Proceeds from principal repayments and sales of consumer receivables	25,981,087	23,721,275
Purchases and originations of loans originally classified as held for investment	(33,272,894)	(7,643,830)
Proceeds from repayments of loans originally classified as held for investment	31,325,880	5,629,369
Purchases of property and equipment	(127,996)	(113,838)
Other investing activities	313,767	(45,930)
Net cash used in investing activities	(653,602)	(671,814)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLOCK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	2,200,000
Payments of debt issuance costs from issuance of senior notes	—	(28,346)
Repayments of senior notes	(1,000,000)	—
Payments to redeem convertible notes	(575,000)	(1,000,624)
Proceeds from warehouse facilities borrowings	1,320,398	448,530
Repayments of warehouse facilities borrowings	(1,155,192)	(1,456,869)
Proceeds from the exercise of stock options and purchases under the employee stock purchase plan	50,282	58,247
Net increase in interest-bearing deposits	604,593	81,176
Repurchases of common stock	(700,935)	(1,540,529)
Other financing activities	(25,602)	(35,330)
Change in customer funds, restricted from use in the Company's operations	585,087	620,844
Net cash used in financing activities	(896,369)	(652,901)
Effect of foreign exchange rate on cash and cash equivalents	4,397	80,515
Net increase in cash, cash equivalents, restricted cash, and customer funds	1,456,007	714,514
Cash, cash equivalents, restricted cash, and customer funds, beginning of the period	12,481,276	13,230,512
Cash, cash equivalents, restricted cash, and customer funds, end of the period	$13,937,283	$13,945,026

Reconciliation of cash, cash equivalents, restricted cash, and customer funds:
Cash and cash equivalents	$7,859,314	$8,335,934
Short-term restricted cash	650,435	731,590
Long-term restricted cash	70,623	73,786
Customer funds cash and cash equivalents	5,356,911	4,803,716
Total	$13,937,283	$13,945,026

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments of a normal recurring nature considered necessary to state fairly the Company's consolidated financial position, results of operations, comprehensive income (loss), and cash flows for the interim periods. The condensed consolidated financial statements include the financial statements of Block and its wholly-owned and majority-owned subsidiaries, including variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Minority interests are recorded as a noncontrolling interest, which is reported as a component of stockholders' equity on the condensed consolidated balance sheets. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period.

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

Concentration of Credit Risk

For the three and nine months ended September 30, 2026 and September 30, 2025, the Company had no customer that accounted for greater than 10% of total net revenue.

The Company had three third-party payment processors that represented approximately 40%, 25%, and 12% of settlements receivable as of September 30, 2026. As of December 31, 2025, the Company had four third-party processors that represented approximately 36%, 25%, 11%, and 10% of settlements receivable. In both periods, all other third-party payment processors were insignificant. Certain of the Company's products are reliant on third-party service providers such as partner banks, card issuers, and payment service providers. The Company's relationships with third-party service providers may result in operational concentration risks for some of these products.

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

Sales and Marketing Expenses

Advertising costs are expensed as incurred and included in sales and marketing expenses on the condensed consolidated statements of operations. Total advertising costs were $147.9 million and $387.2 million for the three and nine months ended September 30, 2026, respectively, compared to $137.4 million and $347.0 million for the three and nine months ended September 30, 2025, respectively. The Company also records services, incentives, and other costs to acquire customers that are not directly related to a revenue generating transaction as sales and marketing expenses, as the Company considers these to be marketing costs to encourage the usage of Cash App. These expenses include, but are not limited to, Cash App peer-to-peer processing costs and related transaction losses, overdraft losses, card issuance costs, customer referral bonuses, and promotional giveaways. These costs are generally expensed as incurred. The Company recorded $287.4 million and $863.8 million for the three and nine months ended September 30, 2026, respectively, compared to $232.2 million and $647.2 million for the three and nine months ended September 30, 2025, respectively, for such expenses.

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

NOTE 2 - REVENUE

The following table presents the Company's net revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from contracts with customers:
Commerce enablement revenue	$2,981,747	$2,643,992	$8,403,807	$7,484,990
Financial solutions revenue	635,421	575,268	1,845,487	1,689,651
Bitcoin ecosystem revenue	1,803,807	2,020,974	5,493,947	6,522,386
Revenue from other sources: (i)
Commerce enablement revenue	494,176	355,061	1,352,157	979,340
Financial solutions revenue	804,208	519,657	2,298,495	1,264,838
Total net revenue	$6,719,359	$6,114,952	$19,393,893	$17,941,205

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

NOTE 3 - INVESTMENTS IN DEBT SECURITIES

The Company's short-term and long-term investments in debt securities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
Corporate bonds	$89,820	$1	$(300)	$89,521
Commercial paper	46,196	—	—	46,196
Municipal securities	420	—	(1)	419
U.S. government securities	249,678	31	(611)	249,098
Total	$386,114	$32	$(912)	$385,234

Long-term debt securities:
U.S. agency securities	$999	$—	$(19)	$980
Corporate bonds	84,567	7	(766)	83,808
Municipal securities	12,574	—	(1,148)	11,426
U.S. government securities	103,399	—	(1,184)	102,215
Total	$201,539	$7	$(3,117)	$198,429

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term debt securities:
U.S. agency securities	$19,017	$18	$—	$19,035
Corporate bonds	58,954	165	—	59,119
Commercial paper	92,655	—	—	92,655
Municipal securities	130	—	—	130
Certificates of deposit	2,211	—	—	2,211
U.S. government securities	343,923	707	(3)	344,627
Total	$516,890	$890	$(3)	$517,777

Long-term debt securities:
Corporate bonds	$81,332	$139	$(2)	$81,469
Municipal securities	7,167	28	(244)	6,951
U.S. government securities	99,981	486	—	100,467
Total	$188,480	$653	$(246)	$188,887

The amortized cost of investments classified as cash equivalents approximated the fair value due to the short-term nature of the investments.

The Company's gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, aggregated by investment category and the length of time that individual securities have been in a continuous loss position were as follows (in thousands):

	September 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
Corporate bonds	$85,684	$(300)	$—	$—	$85,684	$(300)
Municipal securities	419	(1)	—	—	419	(1)
U.S. government securities	219,275	(611)	—	—	219,275	(611)
Total	$305,378	$(912)	$—	$—	$305,378	$(912)

Long-term debt securities:
U.S. agency securities	$980	$(19)	$—	$—	$980	$(19)
Corporate bonds	76,705	(766)	—	—	76,705	(766)
Municipal securities	7,771	(972)	655	(176)	8,426	(1,148)
U.S. government securities	102,215	(1,184)	—	—	102,215	(1,184)
Total	$187,671	$(2,941)	$655	$(176)	$188,326	$(3,117)

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term debt securities:
U.S. agency securities	$17	$—	$—	$—	$17	$—
Corporate bonds	3,508	—	—	—	3,508	—
U.S. government securities	11,998	(3)	—	—	11,998	(3)
Total	$15,523	$(3)	$—	$—	$15,523	$(3)

Long-term debt securities:
Corporate bonds	$4,539	$(2)	$—	$—	$4,539	$(2)
Municipal securities	3,274	(98)	1,235	(146)	4,509	(244)
Total	$7,813	$(100)	$1,235	$(146)	$9,048	$(246)

The Company does not intend to sell nor anticipate that it will be required to sell these securities before recovery of the amortized cost basis. Unrealized losses on available-for-sale debt securities were determined not to be related to credit related losses; therefore, an allowance for credit losses was not required.

The contractual maturities of the Company's short-term and long-term investments as of September 30, 2026 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$386,114	$385,234
Due after one year to five years	188,965	187,003
Due after five years	12,574	11,426
Total	$587,653	$583,663

NOTE 4 - CUSTOMER FUNDS

The following table presents the assets underlying customer funds (in thousands):

	September 30, 2026	December 31, 2025
Cash	$4,161,020	$3,663,727
Cash equivalents:
Reverse repurchase agreement (i)	1,195,891	1,108,097
Total customer funds	$5,356,911	$4,771,824

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

The Company’s assets and liabilities that are measured at fair value on a recurring basis were classified as follows (in thousands):

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$458,974	$—	$—	$608,807	$—	$—
U.S. government securities	19,960	—	—	4,963	—	—
Certificates of deposit	—	215	—	—	—	—
Commercial paper	—	—	—	—	64,805	—
Corporate bonds	—	43	—	—	276	—
Restricted cash:
Money market funds	107,761	—	—	293,514	—	—
Customer funds:
Reverse repurchase agreement	1,195,891	—	—	1,108,097	—	—
Short-term debt securities:
U.S. government securities	249,098	—	—	344,627	—	—
Corporate bonds	—	89,521	—	—	59,119	—
U.S. agency securities	—	—	—	—	19,035	—
Certificates of deposit	—	—	—	—	2,211	—
Commercial paper	—	46,196	—	—	92,655	—
Municipal securities	—	419	—	—	130	—
Long-term debt securities:
U.S. government securities	102,215	—	—	100,467	—	—
Corporate bonds	—	83,808	—	—	81,469	—
U.S. agency securities	—	980	—	—	—	—
Municipal securities	—	11,426	—	—	6,951	—
Other:
Bitcoin investment	771,881	—	—	777,515	—	—
Investment in marketable equity securities	—	—	—	5,225	—	—
Total	$2,905,780	$232,608	$—	$3,243,215	$326,651	$—

The carrying amounts of certain financial instruments, including settlements receivable, consumer receivables, accounts payable, customers payable, accrued expenses, and settlements payable, approximate their fair values due to their short-term nature. The carrying amounts of the Company's warehouse funding facilities and brokered certificates of deposit approximate their fair values.

The Company estimates the fair value of its convertible and senior notes based on their last actively traded prices (Level 1) or market observable inputs (Level 2). The estimated fair value and carrying value of the convertible and senior notes were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2026 Senior Notes	$—	$—	$998,827	$993,144
2030 Senior Notes	1,187,619	1,154,128	1,185,533	1,209,528
2031 Senior Notes	993,421	877,558	992,372	932,095
2032 Senior Notes	1,979,887	1,944,210	1,977,734	2,057,081
2033 Senior Notes	988,560	941,722	987,581	1,013,732
2026 Convertible Notes	—	—	574,432	566,103
2027 Convertible Notes	573,540	544,450	572,539	530,171
Total	$5,723,027	$5,462,068	$7,289,018	$7,301,854

The estimated fair value and carrying value of loans held for sale and loans held for investment were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value (Level 3)	Carrying Value	Fair Value (Level 3)
Loans held for sale	$733,779	$761,468	$782,966	$812,658
Loans held for investment	4,401,001	4,491,899	3,382,957	3,445,631
Total	$5,134,780	$5,253,367	$4,165,923	$4,258,289

If applicable, the Company will recognize transfers into and out of levels within the fair value hierarchy at the end of the reporting period in which the actual event or change in circumstance occurs. During the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not have any transfers in or out of Level 1, Level 2, or Level 3 assets or liabilities.

NOTE 6 - CONSUMER RECEIVABLES, NET

Consumer receivables represent amounts due from consumers for outstanding installment payments on orders processed through the Company's Pay in 4, Advertising and Affiliate, and Afterpay Card BNPL products. Consumer receivables are classified as held for investment. These receivables are typically interest free and are generally due within 14 to 56 days.

The Company classifies consumer receivables as held for sale when the Company has the intent to sell all of its rights, title, and interest in these receivables to third-party investors, and there is an available market for such receivables. For the three and nine months ended September 30, 2026, no consumer receivables were reclassified from held for investment to held for sale and sold to third parties. For the three and nine months ended September 30, 2025, $210.0 million and $630.0 million of consumer receivables were reclassified from loans held for investment to loans held for sale and sold to third parties, respectively, resulting in immaterial net losses.

The Company closely monitors credit quality for consumer receivables to manage and evaluate its related exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its consumer receivables portfolio are primarily based on internal risk assessments, as they provide insight into customer risk profiles and are useful as indicators of potential future credit losses. Consumer receivables are internally rated as "Pass" or "Classified." Pass rated consumer receivables generally consist of consumer receivables that are current or up to 60 days past due. Classified consumer receivables are generally comprised of consumer receivables that are greater than 60 days past due and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least once a year. As of September 30, 2026, the amortized cost of Pass rated consumer receivables was $2.5 billion and the amount of Classified consumer receivables was $143.8 million.

The following table presents an aging analysis of the amortized cost of consumer receivables by delinquency status (in thousands):

	September 30, 2026	December 31, 2025
Non-delinquent loans	$2,120,203	$2,416,017
1 - 60 days past due	334,469	363,165
61 - 90 days past due	36,787	29,984
> 90 days past due	107,051	101,021
Total amortized cost	$2,598,510	$2,910,187

The amount listed as 1 - 60 days past due in the above table includes $213.6 million and $245.4 million of cash in transit as of September 30, 2026 and December 31, 2025, respectively, which reflects ongoing repayments from consumers that have been sent from consumers’ bank accounts but have not yet been received at the Company’s bank account as of the date of the financial statements.

Consumer receivables are charged off when they are over 180 days past due as the Company has no reasonable expectation of recovery. When consumer receivables are charged off, the Company recognizes the charge against the allowance for credit losses. While the Company expects collections at that point to be unlikely, the Company may recover amounts from the respective consumers. Any subsequent recoveries following charge-off are credited to transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations in the period they are recovered. The amount of recoveries for both the three and nine months ended September 30, 2026 and September 30, 2025 were immaterial.

The following table summarizes activity in the allowance for credit losses for consumer receivables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for credit losses, beginning of the period	$240,907	$211,981	$239,865	$201,793
Provision for credit losses	101,893	82,671	269,496	226,420
Charge-offs and other adjustments	(96,484)	(83,346)	(264,452)	(224,322)
Foreign exchange effect	(20)	(1,334)	1,387	6,081
Allowance for credit losses, end of the period	$246,296	$209,972	$246,296	$209,972

NOTE 7 - CUSTOMER LOANS

Customer loans primarily consist of Square Loans, Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly products. Square Loans are originated by the Company’s wholly-owned subsidiary, Square Financial Services, to qualified Square sellers. The majority of Square Loans are sold to third-party investors with a portion retained on the Company’s balance sheet. Cash App Borrow and Afterpay Post-Purchase are credit products for consumers that allow customers to access short-term loans for a fee. Pay Monthly is a buy now, pay later product that allows consumers to pay for larger transaction sizes over a three-, six-, twelve-, or twenty-four-month period using a monthly payment option. Historically, these loans were originated through a partnership with a third-party industrial bank from whom the Company purchased the loans obtaining all rights, title, and interest, and were classified as held for sale on the Company’s balance sheet. Beginning in the second quarter of 2025, the Company also began originating Cash App Borrow loans through Square Financial Services, which are retained on the Company’s balance sheet and classified as held for investment. Beginning July 1, 2025, Cash App Borrow loans, Afterpay Post-Purchase loans, Pay Monthly, and certain other customer loan products purchased from the partnership with the third party, along with all customer loan products originated through Square Financial Services, are retained on the Company's balance sheet and classified as held for investment.

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

	September 30, 2026
	Consumer	Commercial	Other	Total
Amortized cost basis	$3,943,384	$712,767	$385,416	$5,041,567
Allowance for credit losses	(573,237)	(37,980)	(29,349)	(640,566)
Total loans held for investment, net of allowance	$3,370,147	$674,787	$356,067	$4,401,001

	December 31, 2025
	Consumer	Commercial	Other	Total
Amortized cost basis	$3,182,624	$481,757	$101,437	$3,765,818
Allowance for credit losses	(340,117)	(33,602)	(9,142)	(382,861)
Total loans held for investment, net of allowance	$2,842,507	$448,155	$92,295	$3,382,957

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

The following table presents an aging analysis of the amortized cost of consumer loans held for investment by delinquency status (in thousands):

	September 30, 2026	December 31, 2025
Non-delinquent loans	$3,447,484	$2,810,925
1 - 59 days past due	326,402	293,088
60 - 89 days past due	162,928	78,606
90+ days past due	6,570	5
Total amortized cost	$3,943,384	$3,182,624

As of September 30, 2026 and December 31, 2025, the amount of Commercial and Other loans that were identified as delinquent and nonperforming was immaterial.

The following table presents the Company's loans held for investment allowance for credit losses by category (in thousands):

	Three Months Ended September 30, 2026
	Consumer	Commercial	Other	Total
Beginning balance of the allowance for credit losses	$527,709	$32,252	$21,357	$581,318
Current period provisions for expected credit losses	395,060	16,962	11,982	424,004
Write-offs charged against the allowance	(373,582)	(15,097)	(4,200)	(392,879)
Recoveries of amounts previously written off	24,050	3,863	210	28,123
Ending balance of the allowance for credit losses	$573,237	$37,980	$29,349	$640,566

	Nine Months Ended September 30, 2026
	Consumer	Commercial	Other	Total
Beginning balance of the allowance for credit losses	$340,117	$33,602	$9,142	$382,861
Current period provisions for expected credit losses	1,129,689	38,836	26,573	1,195,098
Write-offs charged against the allowance	(969,356)	(44,451)	(6,576)	(1,020,383)
Recoveries of amounts previously written off	72,787	9,993	210	82,990
Ending balance of the allowance for credit losses	$573,237	$37,980	$29,349	$640,566

While the allowance for credit losses was $216.3 million as of September 30, 2025, the amount of charge-offs recorded and amount of recoveries for the three and nine months ended September 30, 2025 were immaterial.

The Company closely monitors economic conditions and loan performance trends to assess and manage its exposure to credit risk. The criteria the Company monitors when assessing the credit quality and risk of its loan portfolio is primarily based on internal risk ratings, as they provide insight into borrower risk profiles and are useful as indicators of potential future credit losses. Loans are internally rated as "Pass" or "Classified." Pass rated Square Loans generally consist of loans that are current or up to 59 days past due. Classified Square Loans generally consist of loans that are 60 days or more past due and have a higher risk of default. Pass rated Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly loans generally consist of loans that are current. Classified Cash App Borrow, Afterpay Post-Purchase, and Pay Monthly loans are comprised of loans that are 1 day or greater past due, due to their short-term nature and repayment period, and have a higher risk of default. Internal risk ratings are reviewed and, generally, updated at least annually. As of September 30, 2026 and December 31, 2025, the amortized cost of Pass rated loans was $4.5 billion and $3.4 billion, respectively. As of September 30, 2026 and December 31, 2025, the amount of Classified loans was $505.8 million and $381.0 million, respectively.

Loans Held for Sale

The following table presents the Company’s loans held for sale by category (in thousands):

	September 30, 2026	December 31, 2025
Commercial	$723,887	$708,512
Consumer	5,535	40,735
Other	4,357	33,719
Total	$733,779	$782,966

Loans held for sale are recorded at the lower of amortized cost or fair value. Square Loans that are 120 days or more past due and Pay Monthly loans that are 180 days or more past due are generally considered to be uncollectible and are written off. Past due status is based on contractual terms of the loans.

For the three and nine months ended September 30, 2026, $1.2 billion and $3.6 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on the sales of loans of $68.9 million and $210.1 million, respectively. For the three and nine months ended September 30, 2025, $1.1 billion and $3.3 billion of Square Loans were sold to third-party investors, respectively, and the Company recognized net gains on sales of loans of $62.0 million and $189.7 million, respectively. The net gains on sales of loans are recognized in net income (loss) through “Financial solutions revenue” in the Company’s condensed consolidated statements of operations.

NOTE 8 - ACQUIRED INTANGIBLE ASSETS

The following table details acquired intangible assets (in thousands):

	Balance at September 30, 2026
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$359,008	$(335,648)	$23,360
Customer assets	15 years	1,420,924	(467,336)	953,588
Trade names and other	9 years	389,137	(210,114)	179,023
Total		$2,169,069	$(1,013,098)	$1,155,971

	Balance at December 31, 2025
	Weighted Average Estimated Useful Life	Cost	Accumulated Amortization	Net
Technology assets	5 years	$359,008	$(297,960)	$61,048
Customer assets	15 years	1,401,701	(391,100)	1,010,601
Trade names and other	9 years	389,137	(179,116)	210,021
Total		$2,149,846	$(868,176)	$1,281,670

All intangible assets are amortized over their estimated useful lives.

The change in the carrying value of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Acquired intangible assets, net, beginning of the period	$1,200,262	$1,368,735	$1,281,670	$1,433,067
Acquisitions	—	5,217	—	5,217
Amortization expense	(46,191)	(47,990)	(140,249)	(144,615)
Foreign currency translation and other adjustments	1,900	129	14,550	32,422
Acquired intangible assets, net, end of the period	$1,155,971	$1,326,091	$1,155,971	$1,326,091

The estimated future amortization expense of intangible assets as of September 30, 2026 was as follows (in thousands):

Remainder of 2026	$45,936
2027	142,275
2028	138,487
2029	137,856
2030	134,457
Thereafter	556,960
Total	$1,155,971

NOTE 9 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (CURRENT)

Other Current Assets

The following table presents the detail of other current assets (in thousands):

	September 30, 2026	December 31, 2025
Loans held for sale (i)	$733,779	$782,966
Restricted cash (ii)	650,435	1,071,574
Processing costs receivable	527,287	448,406
Investments in short-term debt securities	385,234	517,777
Prepaid expenses	295,494	288,707
Inventory, net	263,031	158,319
Accounts receivable, net	190,901	238,207
Other	515,084	601,746
Total	$3,561,245	$4,107,702

(i) Refer to Note 7, Customer Loans for further details.

(ii) Includes a portion invested in money market funds. Refer to Note 5, Fair Value Measurements for further details.

The following table presents the detail of inventory, net (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$24,126	$16,054
Work in process	99,333	46,791
Finished goods	139,572	95,474
Total inventory, net	$263,031	$158,319

Accrued Expenses and Other Current Liabilities

The following table presents the detail of accrued expenses and other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accrued legal contingencies	$980,592	$172,959
Accrued expenses	548,472	389,278
Customer deposits	520,603	297,432
Brokered certificates of deposit (i)	381,422	—
Processing fee payable	111,194	106,815
Accounts payable	100,455	114,572
Accrued transaction losses (ii)	58,317	49,250
Operating lease liabilities, current	55,541	55,349
Accrued royalties	49,640	51,596
Other	255,084	301,642
Total	$3,061,320	$1,538,893

(i) Beginning in the third quarter of 2026, Square Financial Services began issuing brokered certificates of deposit through third-party broker-dealers acting as placement agents. Brokered certificates of deposit are issued at par, bear interest at fixed rates with interest and principal payable at maturity, and had contractual maturities of twelve months or less at issuance. As of September 30, 2026, brokered certificates of deposit outstanding at par were $381.4 million, with a weighted average interest rate of 4.09%. Interest expense on brokered certificates of deposit is included within financial solutions cost of revenue on the condensed consolidated statements of operations. Fees paid to broker-dealers in connection with the issuances are deferred within other current assets on the condensed consolidated balance sheets and amortized to financial solutions cost of revenue on the condensed consolidated statements of operations over the contractual term of the related brokered certificates of deposit.

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

The following table summarizes the activities of the Company’s reserve for transaction losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accrued transaction losses, beginning of the period	$59,761	$54,382	$49,250	$58,580
Provision for transaction losses (i)	30,420	27,935	90,497	89,414
Charge-offs to accrued transaction losses	(31,864)	(29,068)	(81,430)	(94,745)
Accrued transaction losses, end of the period	$58,317	$53,249	$58,317	$53,249

(i) Estimated losses related to Cash App overdrafts are classified within sales and marketing expenses and are accounted for separately from the provision for transaction losses. Such losses were immaterial for the three and nine months ended September 30, 2026.

In addition to amounts reflected in the table above, the Company recognized additional provisions for transaction losses that were realized and written-off within the same period. Such losses are primarily related to Cash App transactions, such as peer-to-peer transactions, overdrafts, and negative balances, that are uncertain in nature. The Company recorded $95.4 million and $267.8 million for the three and nine months ended September 30, 2026, respectively, and $72.2 million and $193.2 million for the three and nine months ended September 30, 2025, respectively, for such losses. Losses from peer-to-peer activity and overdrafts are classified within sales and marketing expenses, while other transaction losses, including negative balances, are presented within transaction, loan, and consumer receivable losses on the condensed consolidated statements of operations.

NOTE 10 - OTHER CONSOLIDATED BALANCE SHEET COMPONENTS (NON-CURRENT)

Other Non-Current Assets

The following table presents the detail of other non-current assets (in thousands):

	September 30, 2026	December 31, 2025
Property and equipment, net	$296,885	$323,375
Investments in long-term debt securities	198,429	188,887
Operating lease right-of-use assets	126,717	214,929
Investment in non-marketable equity securities (i)	104,745	423,198
Restricted cash	70,623	73,786
Other	227,465	257,853
Total	$1,024,864	$1,482,028

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

The adjustments to the carrying value of the Company's non-current non-marketable equity securities measured using the measurement alternative were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Carrying amount, beginning of period	$103,366	$246,558	$423,198	$245,557
Net additions (reductions) (i)	1,379	—	(313,165)	1,001
Gross unrealized gains	—	171,640	—	171,640
Gross unrealized losses and impairments	—	—	(5,288)	—
Carrying amount, end of period	$104,745	$418,198	$104,745	$418,198

(i) Net reductions for the nine months ended September 30, 2026 relate to a reclassification of a non-marketable equity security from non-current to current assets during the first quarter of 2026. In the second quarter of 2026, the Company sold the security for cash proceeds of $329.8 million, which are included within "Other investing activities" on the condensed consolidated statements of cash flows.

The following table summarizes the cumulative net unrealized upward and downward adjustments related to the Company's non-current non-marketable equity securities measured using the measurement alternative (in thousands):

	September 30, 2026	December 31, 2025
Upward adjustments	$6,184	$326,970
Downward adjustments and impairments	$(7,349)	$(2,061)

Other Non-Current Liabilities

The following table presents the detail of other non-current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Operating lease liabilities, non-current	$213,324	$257,126
Deferred tax liabilities	11,318	1,173
Other	112,881	123,546
Total	$337,523	$381,845

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

The Company's bitcoin investment is initially recorded at cost, inclusive of transaction costs, and remeasured at fair value at the end of each reporting period. Changes in fair value are recognized in net income (loss) through “Remeasurement loss (gain) on bitcoin investment” on the Company’s condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the Company held approximately 9,237 and 8,883 bitcoins for investment purposes with a cost basis of $318.6 million and $292.6 million, respectively.

The following table summarizes the changes in the Company’s bitcoin investment (in thousands, except amount of bitcoin):

	Amount of bitcoin	Value
Balance at December 31, 2025	8,883	$777,515
Additions (i)	149	12,593
Remeasurement loss	—	(172,818)
Balance at March 31, 2026	9,032	$617,290
Additions (i)	85	5,050
Remeasurement loss	—	(88,474)
Balance at June 30, 2026	9,117	$533,866
Additions (i)	120	8,310
Remeasurement gain	—	229,705
Balance at September 30, 2026	9,237	$771,881

	Amount of bitcoin	Value
Balance at December 31, 2024	8,485	$792,282
Additions (i)	99	9,519
Remeasurement loss	—	(93,351)
Balance at March 31, 2025	8,584	$708,450
Additions (i)	108	11,041
Remeasurement gain	—	212,165
Balance at June 30, 2025	8,692	$931,656
Additions (i)	88	10,175
Remeasurement gain	—	59,588
Balance at September 30, 2025	8,780	$1,001,419

(i) Additions primarily represent the Company's purchases of bitcoin for investment purposes.

The Company’s bitcoin for operating purposes is initially recorded at cost, inclusive of transaction costs. Subsequent to purchase, any sales related to bitcoin occur at its current market price, plus a small margin. As such, any change in fair value of bitcoin purchased and sold for customer orders is captured within bitcoin ecosystem revenue. Given the small amount of bitcoin for operating purposes held at any time, and that the bitcoin is held for a relatively short period of time, typically being purchased and sold within a day, the changes in fair value are not material to the Company. As of September 30, 2026 and December 31, 2025, the Company held approximately 267 and 238 bitcoins for operating purposes with a fair value of $23.5 million and $20.0 million, respectively, to facilitate the purchases and sales of bitcoin on behalf of Cash App customers. The bitcoin for operating purposes is reflected on the condensed consolidated balance sheets within “Other current assets.”

B) Bitcoin Held for Other Parties

The Company allows its Cash App customers to store their bitcoin in the Company’s digital wallets free of charge. The Company also holds an immaterial amount of bitcoin from select trading partners to facilitate bitcoin transactions for customers on Cash App. Other than bitcoin, the Company does not hold or store any other types of crypto-assets for customers or trading partners. The Company holds the cryptographic key information and maintains the internal recordkeeping of the bitcoin held for other parties. The Company's contractual arrangements state that its customers and trading partners retain legal ownership of the bitcoin; have the right to sell, pledge, or transfer the bitcoin; and also benefit from the rewards and bear the risks associated with the ownership, including as a result of any bitcoin price fluctuations. The customer also bears the risk of loss as a result of fraud or theft, unless the loss was caused by the Company’s gross negligence or the Company’s willful misconduct. The Company does not use any of the bitcoin custodied for customers or trading partners as collateral for any of the Company’s loans or other financing arrangements; nor does it lend or pledge bitcoin held for others to any third parties. The Company occasionally engages third-party custodians to store and safeguard bitcoin on the Company's behalf. The Company has concluded, under ASC 450-20, Loss Contingencies, that it does not have a probable loss that would require it to recognize a custodial obligation as of September 30, 2026.

NOTE 12 - INDEBTEDNESS

A) Notes

The 2027 Convertible Notes (as defined below), together with the Company's senior notes set forth in the tables below ("Senior Notes"), are collectively referred to as the “Notes.”

The following tables summarize the Company's Notes as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2030 Senior Notes	$1,200,000	$(12,381)	$1,187,619
2031 Senior Notes	1,000,000	(6,579)	993,421
2032 Senior Notes	2,000,000	(20,113)	1,979,887
2033 Senior Notes	1,000,000	(11,440)	988,560
2027 Convertible Notes	575,000	(1,460)	573,540
Total	$5,775,000	$(51,973)	$5,723,027

	December 31, 2025
	Principal Outstanding	Unamortized Debt Issuance Costs	Net Carrying Value
2026 Senior Notes (i)	$1,000,000	$(1,173)	$998,827
2030 Senior Notes	1,200,000	(14,467)	1,185,533
2031 Senior Notes	1,000,000	(7,628)	992,372
2032 Senior Notes	2,000,000	(22,266)	1,977,734
2033 Senior Notes	1,000,000	(12,419)	987,581
2026 Convertible Notes (i)	575,000	(568)	574,432
2027 Convertible Notes	575,000	(2,461)	572,539
Total	$7,350,000	$(60,982)	$7,289,018

(i) Net carrying value disclosed as current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet.

The Company recognized interest expense on the Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$73,516	$63,764	$231,370	$160,541
Amortization of debt issuance costs	2,458	2,979	9,010	8,410
Total	$75,974	$66,743	$240,380	$168,951

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

The circumstances to allow the holders to convert their 2027 Convertible Notes were not met during the nine months ended September 30, 2026. As of September 30, 2026, no principal had converted and the if-converted value did not exceed the outstanding principal amount on the 2027 Convertible Notes.

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

The Company is obligated to pay customary fees for a credit facility of this size and type including a commitment fee of 0.10% to 0.20% per annum on the undrawn portion of the revolving loan commitments available under the Restated Credit Agreement. As of September 30, 2026, no funds have been drawn and no letters of credit have been issued under the Restated Credit Agreement. The Company incurred immaterial unused commitment fees during the three and nine months ended September 30, 2026 and September 30, 2025. As of September 30, 2026, the Company was in compliance with all financial covenants under the Restated Credit Agreement.

C) Square Financial Services Lines of Credit

The Company also has uncommitted and unsecured lines of credit with certain third-party banks for short-term liquidity needs, subject to availability of funds, through Square Financial Services. There were no outstanding balances as of September 30, 2026 and December 31, 2025.

D) Warehouse Funding Facilities

The Company has financing arrangements with financial institutions in Australia, New Zealand, the United States, and the United Kingdom (collectively, the “Warehouse Facilities”) in connection with certain BNPL products and Cash App Borrow loans. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the purpose of financing the origination of consumer receivables to partly fund certain BNPL products and consumer loans in connection with Cash App Borrow. Borrowings under each Warehouse Facility are secured by the consumer receivables or consumer loans held by the applicable Warehouse SPE. While the Warehouse SPEs are included in the Company's condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the respective receivables or loans they hold. The assets of the Warehouse SPEs are not available to satisfy the claims of the Company or those of its creditors.

Each Warehouse Facility has a scheduled commitment termination date, after which no additional borrowings may be drawn, and a final maturity date, by which any remaining outstanding borrowings are required to be repaid. The Warehouse Facilities have final maturity dates through July 2029. As of September 30, 2026, the aggregate amount of the Warehouse Facilities, using the respective exchange rates at period-end, was $2.4 billion on a revolving basis, of which $1.5 billion was drawn and $809.3 million remained available. All Warehouse Facilities contain portfolio parameters based on performance of the underlying consumer receivables or consumer loans, which each respective region has satisfied as of September 30, 2026. None of the Warehouse Facilities contain corporate financial covenants.

All Warehouse Facilities are on a variable rate basis which aligns closely to the weighted-average life of the consumer receivables or consumer loans they finance. Borrowings under these facilities bear interest at (i) a base rate aligned to either the local risk free rate, such as Term SOFR and the Sterling Overnight Index Average or similar, and (ii) a margin which is set for the term of the availability period. The interest expense incurred on the Company's Warehouse Facilities is included within general and administrative as part of the Company's operating expenses. Interest expense on the Company's Warehouse Facilities was $18.4 million and $47.2 million for the three and nine months ended September 30, 2026, respectively, and $10.7 million and $36.5 million for the three and nine months ended September 30, 2025, respectively. In addition, each Warehouse Facility requires payment of immaterial commitment fees.

The table below summarizes the future scheduled principal payments of amounts drawn on the Company's Warehouse Facilities (in thousands) by final maturity date:

September 30, 2026
2027 (i)	$515,039
2028	549,437
2029	479,064
Total	$1,543,540

(i) Includes $447.4 million of future scheduled principal payments disclosed as warehouse funding facilities, current, on the condensed consolidated balance sheet.

NOTE 13 - INCOME TAXES

The Company recorded an income tax expense of $48.4 million and $178.8 million for the three and nine months ended September 30, 2026, compared to $139.9 million and $299.3 million for the three and nine months ended September 30, 2025, respectively. Pre-tax income was $612.5 million and $521.4 million in the current three and nine months periods, respectively, reflecting restructuring charges related to the Workforce Plan and accruals related to certain litigation and regulatory matters, compared to pre-tax income of $601.5 million and $1.5 billion in the prior-year periods. Refer to Note 16, Commitments and Contingencies, and Note 19, Restructuring, for more details.

The difference between the income tax expense for the three and nine months ended September 30, 2026 and the income tax expense for the three and nine months ended September 30, 2025 was primarily driven by the tax impact of accruals related to certain litigation and regulatory matters, partially offset by the change in pre-tax income.

The difference between the income tax expense at the U.S. federal statutory rate and the income tax expense recorded for the three and nine months ended September 30, 2026 was primarily due to the tax impact of accruals related to certain litigation and regulatory matters, a one-time tax benefit related to Workforce Plan restructuring charges, and the partial release of a valuation allowance on certain California deferred tax assets.

The Company is subject to income taxes in the U.S. and certain foreign tax jurisdictions. The tax provision for the three and nine months ended September 30, 2026 and September 30, 2025 is calculated on a jurisdictional basis.

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

NOTE 14 - STOCKHOLDERS' EQUITY

Share Repurchase Program

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company’s Class A common stock, for a total authorization of $9 billion. During the nine months ended September 30, 2026, the Company repurchased 11.6 million shares of its Class A common stock for an aggregate amount of $700.9 million, excluding excise tax, which was immaterial. As of September 30, 2026, $4.6 billion remained available and authorized for repurchases under this share repurchase program.

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

Convertible Note Hedges

As of the maturity date on May 1, 2026, no principal amount of the 2026 Convertible Notes had been converted and the Company paid $575.0 million in cash to repay the outstanding principal balance. There were no 2026 Convertible Note Hedges exercised, and no shares of the Company's Class A common stock were received. The 2026 Convertible Note Hedges expired upon maturity of the 2026 Convertible Notes.

Warrants

In conjunction with the 2026 Convertible Notes offering, the Company sold the 2026 Warrants whereby the counterparties had the option to purchase a total of approximately 1.9 million shares of the Company's Class A common stock at a price of $368.16 per share. The 2026 Warrants expired evenly over a 60 trading day period starting on August 3, 2026 and ending on October 26, 2026. None of the warrants were exercised as of September 30, 2026, or through the final expiration date.

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

Under the 2025 Plan, shares of the Company's Class A common stock are reserved for the issuance of incentive and nonstatutory stock options (ISOs and NSOs, respectively), stock appreciation rights ("SARs"), restricted stock awards, restricted stock units ("RSUs"), performance awards, and other stock and cash-based awards to eligible employees, directors, and consultants. The awards must be granted at a price per share not less than the fair market value at the date of grant. A maximum aggregate of 80,000,000 shares were reserved for issuance pursuant to awards under the 2025 Plan. As of September 30, 2026, there were 12.6 million shares outstanding under the 2015 Plan and 49.2 million shares available for future issuance under our 2025 Plan.

A summary of stock option activity for the nine months ended September 30, 2026 is as follows (in thousands, except per share data):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, beginning of the year	3,757	$69.29	6.95	$29,151
Granted	—	—
Exercised	(19)	52.31
Forfeited	(266)	58.19
Expired	(102)	137.92
Outstanding, end of the period	3,370	$68.19	6.46	$46,032

Exercisable, end of the period	2,259	$72.98	5.54	$29,178

Restricted Stock Activity

Activity related to RSUs during the nine months ended September 30, 2026 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of the year	31,287	$66.31
Granted	31,166	61.26
Vested	(13,251)	65.63
Forfeited	(13,926)	64.68
Unvested, end of the period	35,276	$62.75

Share-Based Compensation

The following table summarizes the effects of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$29	$131	$246	$422
Product development	180,245	222,664	593,761	660,132
Sales and marketing	29,748	27,681	87,680	88,172
General and administrative	62,747	58,904	189,533	173,231
Total	$272,769	$309,380	$871,220	$921,957

The Company capitalized $5.4 million and $18.6 million of share-based compensation expense related to capitalized software costs during the three and nine months ended September 30, 2026, respectively, compared to $9.4 million and $24.6 million during the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, there was $2.2 billion of total unrecognized compensation cost related to outstanding stock options and restricted stock awards that are expected to be recognized over a weighted-average period of 2.9 years.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share:
Numerator
Net income attributable to common stockholders	$565,551	$461,544	$345,387	$1,189,874
Denominator
Shares used to compute basic net income per share	602,507	610,199	599,321	614,117
Basic net income per share	$0.94	$0.76	$0.58	$1.94

Diluted net income per share:
Numerator
Net income attributable to common stockholders	$565,551	$461,544	$345,387	$1,189,874
Interest expense on convertible notes	648	864	373	3,245
Net income used to compute diluted net income per share	$566,199	$462,408	$345,760	$1,193,119
Denominator
Shares used to compute basic net income per share	602,507	610,199	599,321	614,117
Stock options, restricted stock, and employee stock purchase plan	10,349	7,615	7,180	5,479
Convertible notes	1,922	3,844	852	5,660
Shares used to compute diluted net income per share	614,778	621,658	607,353	625,256
Diluted net income per share	$0.92	$0.74	$0.57	$1.91

The following potential common shares were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options, restricted stock, and employee stock purchase plan	32,412	35,901	36,148	36,900
Convertible notes	—	—	1,922	—
Common stock warrants	3,398	5,535	3,694	9,732
Total anti-dilutive securities	35,810	41,436	41,764	46,632

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

In March 2026, the DOJ presented the Company with potential terms for resolving its inquiry. In October 2026, the Company and the DOJ reached an agreement in principle to resolve the matter pursuant to a deferred prosecution agreement ("DPA"), under which the DOJ will defer, for a period of three years, a charge that the Company failed to maintain an effective anti-money laundering program in violation of the Bank Secrecy Act. If the Company fully complies with the obligations to be set forth in the DPA during its three-year term, the DOJ will move to dismiss with prejudice the deferred charges under the agreement. The DPA is expected to set forth a gross monetary component of approximately $964 million and require a net monetary payment of approximately $764 million based on credit for prior regulatory resolutions.

The resolution remains subject to reaching a final agreement satisfactory to all parties and court approval. The Company has accrued $764 million for this matter as of September 30, 2026.

The Company cannot provide any assurance that a final agreement will be reached on the terms described above or at all, or that the DOJ will not ultimately take legal action against the Company should the parties not finalize a resolution. If the DOJ were to determine during the term of a final DPA that the Company had violated its obligations, the Company could be subject to prosecution on the deferred charge. The Company cannot predict the final terms of the resolution, and it is reasonably possible that those terms could result in losses in excess of the amount accrued. The Company cannot provide any assurance that the ultimate resolution will not have a material adverse effect on the Company.

Litigation Matters

On January 17, 2025, a putative federal securities class action was filed in the U.S. District Court for the Northern District of California against the Company and certain of its officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of persons who purchased or otherwise acquired the Company’s Class A common stock between February 26, 2020 and August 1, 2024. The plaintiff alleges, among other things, that the Company made materially false or misleading statements regarding its anti-money laundering (“AML”) and compliance programs and seeks unspecified damages, attorneys’ fees and other costs. On June 18, 2025, plaintiffs filed an amended consolidated complaint. On January 6, 2026, the court denied the Company’s motion to dismiss. In connection with the federal securities matter, the Company has recorded an estimated accrual as of September 30, 2026, and the amount is not material. A loss in excess of the amount accrued is reasonably possible and the loss could be material; however, the Company cannot estimate the excess amount of loss or range of loss at this time.

In addition, between February 5, 2025 and April 24, 2025, multiple shareholder derivative actions were filed in the U.S. District Court for the Northern District of California against certain of the Company’s current and former directors and officers based on allegations substantially similar to the securities class action. The plaintiffs seek unspecified damages, attorneys' fees and other costs. On May 7, 2025, the Court ordered that the actions were related and renamed the related cases as “In re Block, Inc. Shareholder Derivative Litigation.” On January 6, 2026, the court denied the Company’s motions to dismiss in the derivative actions. Separate derivative actions making similar claims and requesting similar damages were filed on October 9, 2025 and August 21, 2026 in the U.S. District Court for the Northern District of California that have not been consolidated, but are pending consolidation. In April 2026, the board of directors of the Company formed a special litigation committee and empowered it to investigate the claims raised in the derivative actions. In October 2026, the Company and defendants agreed in principle to the terms of a global resolution of the derivative actions, including a $150 million payment from the defendants’ insurers to the Company, less any fee award to plaintiffs’ counsel ordered by the court. The proposed settlement is subject to preliminary and final court approval.

Tax Matters

In June 2024, the Office of the Treasurer and Tax Collector of the City and County of San Francisco (the "Tax Collector") issued an assessment of San Francisco gross receipts tax, including interest and penalties, for fiscal years 2020 through 2022, asserting the Company owes incremental taxes on a portion of the receipts generated by the Company related to sales of bitcoin. The Company paid the assessed amount of $71.4 million in January 2025. In September 2025, the Tax Collector issued an assessment of gross receipts tax, including tax, interest, and penalties, of $42.7 million for fiscal years 2023 and 2024, which the Company paid in October 2025. In both cases, the Company paid the assessment in order to preserve its rights to dispute the assessments and initiate the dispute process. The Company strongly disagrees with the Tax Collector’s assessments and plans to vigorously pursue all available remedies. Given the assessed amounts must be paid to initiate the dispute process and will be returned in full or used to settle any final amount due to the Tax Collector, the Company views the amounts as deposit assets. In September 2026, the Company filed a lawsuit against the Tax Collector and the City and County of San Francisco in San Francisco County Superior Court for a refund of the liability for the fiscal years of 2020 through 2022. While the Company believes it has strong arguments, there is no assurance that the court will rule in the Company’s favor.

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

In addition, the Company is subject to various other legal matters, investigations, subpoenas, inquiries, audits, claims, lawsuits, arbitrations, and disputes, including with regulatory bodies and governmental agencies. The Company cannot at this time fairly estimate a reasonable range of exposure, if any, of the potential liability, if any, with respect to any of these other matters. Although the Company may be subject to an adverse decision or settlement, it does not currently believe that the final disposition of any of these other matters will have a material adverse effect on its results of operations, financial position, or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of any of these matters, and their resolution could be material to the Company's operating results.

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

As of September 30, 2026, the future minimum payments under the purchase commitments were as follows (in thousands):

Payments Due By Period
Remainder of 2026	$145,145
2027	475,199
2028	408,920
2029	370,000
2030	410,000
Thereafter	392,000
Total	$2,201,264

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

The following tables present information on the reportable segments revenue and segment gross profit, as well as amounts for the "Corporate and Other" category, which includes products and services not assigned to reportable segments and intersegment eliminations (in thousands):

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$1,198,114	$2,227,179	$50,630	$3,475,923	$3,415,438	$6,190,760	$149,766	$9,755,964
Financial solutions revenue	1,107,644	331,985	—	1,439,629	3,224,571	919,411	—	4,143,982
Bitcoin ecosystem revenue	1,768,029	34,608	1,170	1,803,807	5,325,167	99,486	69,294	5,493,947
Segment revenue	$4,073,787	$2,593,772	$51,800	$6,719,359	$11,965,176	$7,209,657	$219,060	$19,393,893
Less: Cost of revenue	2,003,949	1,436,906	43,231	3,484,086	6,014,201	3,911,005	158,094	10,083,300
Segment gross profit	$2,069,838	$1,156,866	$8,569	$3,235,273	$5,950,975	$3,298,652	$60,966	$9,310,593

Interest revenue	$44,727	$11,566	$—	$56,293	$132,351	$29,732	$—	$162,083
Amortization of acquired technology assets	$11,670	$396	$—	$12,066	$35,013	$2,675	$—	$37,688

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Cash App	Square	Corporate and Other	Total	Cash App	Square	Corporate and Other	Total
Revenue:
Commerce enablement revenue	$975,514	$1,978,851	$44,688	$2,999,053	$2,816,034	$5,520,652	$127,644	$8,464,330
Financial solutions revenue	833,582	261,343	—	1,094,925	2,216,512	737,977	—	2,954,489
Bitcoin ecosystem revenue	1,990,405	652	29,917	2,020,974	6,490,898	652	30,836	6,522,386
Segment revenue	$3,799,501	$2,240,846	$74,605	$6,114,952	$11,523,444	$6,259,281	$158,480	$17,941,205
Less: Cost of revenue	2,175,548	1,223,186	54,648	3,453,382	7,019,040	3,316,912	117,550	10,453,502
Segment gross profit	$1,623,953	$1,017,660	$19,957	$2,661,570	$4,504,404	$2,942,369	$40,930	$7,487,703

Interest revenue	$48,814	$11,025	$—	$59,839	$148,178	$29,510	$—	$177,688
Amortization of acquired technology assets	$12,896	$961	$—	$13,857	$38,959	$3,976	$—	$42,935

The following table provides a reconciliation of total segment gross profit to the Company’s income (loss) before applicable income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment gross profit	$3,226,704	$2,641,613	$9,249,627	$7,446,773
Add: Corporate and other gross profit	8,569	19,957	60,966	40,930
Less: Product development	635,590	711,235	2,283,123	2,197,222
Less: Sales and marketing	687,900	599,333	2,003,363	1,653,524
Less: General and administrative	847,461	543,974	2,530,894	1,485,008
Less: Transaction, loan, and consumer receivable losses	601,706	363,455	1,687,281	827,234
Less: Amortization of customer and other intangible assets	34,125	34,133	102,561	101,680
Less: Interest expense, net	48,128	34,652	157,044	75,582
Less: Remeasurement loss (gain) on bitcoin investment	(229,705)	(59,588)	31,587	(178,402)
Less: Other income, net	(2,423)	(167,150)	(6,650)	(162,103)
Income before applicable income taxes	$612,491	$601,526	$521,390	$1,487,958

Revenue

Revenue by geography is based on the addresses of the sellers or customers. The following table details revenue by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$6,092,767	$5,584,897	$17,648,891	$16,494,950
International	626,592	530,055	1,745,002	1,446,255
Total	$6,719,359	$6,114,952	$19,393,893	$17,941,205

No individual country from the international markets contributed more than 10% of total revenue for the three and nine months ended September 30, 2026 and September 30, 2025.

Long-Lived Assets

The following table details long-lived assets by geography (in thousands):

	September 30, 2026	December 31, 2025
United States	$7,072,782	$7,281,727
Australia	4,606,338	4,453,807
Other international	1,885,212	1,933,458
Total	$13,564,332	$13,668,992

Assets by reportable segment were not included, as this information is not reviewed by the CODM to make operating decisions or allocate resources and is reviewed on a consolidated basis.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental disclosures of cash flow information consist of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow data:
Cash paid for interest	$270,946	$124,220
Cash paid for income taxes	194,555	116,548
Supplemental disclosures of non-cash investing and financing activities:
Unsettled originations of consumer receivables	$186,119	$209,058
Right-of-use assets obtained in exchange for operating lease obligations	306	26,772
Purchases of property and equipment in accounts payable and accrued expenses	11,166	6,121

NOTE 19 - RESTRUCTURING

In February 2026, the Company announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, the Company reduced its workforce by more than 40%. The Workforce Plan concluded during the second quarter of fiscal 2026 and no charges were recognized related to the Workforce Plan during the three months ended September 30, 2026. Restructuring charges in connection with the Workforce Plan for the nine months ended September 30, 2026 were $495.0 million, which primarily consisted of cash expenditures for notice period and severance payments, employee benefits and related costs, as well as share-based compensation expense. The Company does not expect to incur any further material related charges.

The following table presents a summary of severance and other personnel costs related to the Workforce Plan for the nine months ended September 30, 2026 (in thousands):

Nine Months Ended September 30, 2026
Product development	$345,603
Sales and marketing	47,836
General and administrative	101,573
Total	$495,012

The following table summarizes the changes in the restructuring reserve related to the Workforce Plan, which are included within accrued expenses and other current liabilities on the condensed consolidated balance sheets, for the nine months ended September 30, 2026 (in thousands):

Severance and other termination benefits
Charges (i)	$386,023
Payments	(386,023)
Accrued liability, end of period	$—

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

In the third quarter of 2026, we generated gross profit of $3.2 billion, up 22% year over year. Cash App generated gross profit of $2.1 billion in the third quarter of 2026, up 27% year over year, driven by growth in Cash App Borrow, Afterpay Post-Purchase, and Cash App Card. Square generated gross profit of $1.2 billion in the third quarter of 2026, up 14% year over year, driven primarily by Square processing, Square Loans, and Square Software.

In the third quarter of 2026, operating income was $428.5 million and Adjusted Operating Income was $922.7 million, compared to operating income of $409.4 million and Adjusted Operating Income of $480.2 million in the third quarter of 2025. Net income attributable to common stockholders was $565.6 million for the third quarter of 2026, compared to net income attributable to common stockholders of $461.5 million for the same period in 2025, and Adjusted EBITDA was $1.2 billion for the third quarter of 2026, compared to $832.7 million for the same period in 2025. Net income for the third quarter of 2026 and 2025 included a gain of $229.7 million and $59.6 million, respectively, from the remeasurement of our bitcoin investment.

Refer to the Key Operating Metrics and Non-GAAP Financial Measures section below for reconciliations of non-GAAP financial measures to their nearest generally accepted accounting principles ("GAAP") equivalents.

In February 2026, we announced a workforce reduction restructuring plan (the “Workforce Plan”) designed to better align our organizational structure with our operating model and strategic priorities. As part of the Workforce Plan, we reduced our workforce by more than 40%. The Workforce Plan concluded during the second quarter of fiscal 2026 and we did not recognize any charges related to the Workforce Plan during the three months ended September 30, 2026. Restructuring charges in connection with the Workforce Plan for the nine months ended September 30, 2026 were $495.0 million, which primarily consisted of cash expenditures for notice period and severance payments, employee benefits and related costs, as well as share-based compensation expense. We do not expect to incur additional material charges related to the Workforce Plan. We continue to realize benefits related to our focus on disciplined growth and cost efficiencies, and we expect to continue to benefit from these actions in future periods. We plan to continue to operate at this smaller size and are continuing to look at ways to improve our efficiency through a combination of AI automation, prioritization of our scope, performance management, and centralization of teams and functions to reduce duplication. During the three months ended September 30, 2026, we recognized immaterial severance and related costs in connection with these efforts, which are not part of the Workforce Plan.

The following table presents a summary of severance and other personnel costs related to the Workforce Plan for the nine months ended September 30, 2026 (in thousands):

Nine Months Ended September 30, 2026
Product development	$345,603
Sales and marketing	47,836
General and administrative	101,573
Total	$495,012

We continue to expect annualized net cost savings associated with the Workforce Plan of approximately $800 million to $900 million, related to employee compensation, a portion of which we are strategically reinvesting in the Company. We began to realize these cost savings during the second quarter of fiscal 2026 following the conclusion of the Workforce Plan, and the savings realized through September 30, 2026 have been consistent with our expectations. Refer to Note 19, Restructuring, within Notes to the Condensed Consolidated Financial Statements for further details regarding charges related to the Workforce Plan.

We ended the third quarter of 2026 with $10.1 billion in available liquidity, with $9.2 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $900.0 million available under our revolving credit facility. Additionally, we had $809.3 million available to be withdrawn under our warehouse funding facilities. During the third quarter of fiscal 2026, we continued to invest in our lending products, while maintaining a strong liquidity position. Refer to Liquidity and Capital Resources section below for further details.

In November 2025, the board of directors of the Company authorized an increase to the Company's share repurchase program to repurchase up to an additional $5 billion of the Company's Class A common stock, for a total authorization of $9 billion. The goal of the program is to return capital to shareholders. The timing and number of shares repurchased will depend on a variety of factors, including the stock price, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, acquisition opportunities, and other factors. As of September 30, 2026, we have repurchased a total of $4.4 billion of our Class A common stock under the program, of which $700.9 million was purchased in fiscal 2026.

Results of Operations

Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Commerce enablement revenue	$3,475,923	$2,999,053	$476,870	16%	$9,755,964	$8,464,330	$1,291,634	15%
Financial solutions revenue	1,439,629	1,094,925	344,704	31%	4,143,982	2,954,489	1,189,493	40%
Bitcoin ecosystem revenue	1,803,807	2,020,974	(217,167)	(11)%	5,493,947	6,522,386	(1,028,439)	(16)%
Total net revenue	$6,719,359	$6,114,952	$604,407	10%	$19,393,893	$17,941,205	$1,452,688	8%

Total net revenue for the three and nine months ended September 30, 2026 increased by $604.4 million, or 10%, and $1.5 billion, or 8%, compared to the three and nine months ended September 30, 2025, respectively. Bitcoin ecosystem revenue decreased by $217.2 million and $1.0 billion, respectively. Excluding bitcoin ecosystem revenue, total net revenue increased by $821.6 million, or 20%, and $2.5 billion, or 22%, respectively.

Commerce enablement revenue for the three and nine months ended September 30, 2026 increased by $476.9 million, or 16%, and $1.3 billion, or 15%, compared to the three and nine months ended September 30, 2025, respectively. The increase in revenue was driven by growth in Square processing of $230.4 million and $610.1 million, growth in Cash App Card of $69.1 million and $216.4 million, and growth in Afterpay Post-Purchase revenue of $56.6 million and $191.0 million, in each case for the three and nine months ended September 30, 2026, respectively. The growth in Square processing was approximately in line with Square gross payment volume ("GPV") growth of 14% and 13% for the three and nine months ended September 30, 2026, respectively, driven primarily by strength in Food and Beverage sellers. See below in Key Operating Metrics and Non-GAAP Financial Measures for further discussion of GPV.

Financial solutions revenue for the three and nine months ended September 30, 2026 increased by $344.7 million, or 31%, and $1.2 billion, or 40%, compared to the three and nine months ended September 30, 2025, respectively. The increase was primarily due to growth in Cash App's financial solutions-related products, specifically Cash App Borrow where revenue increased by $193.6 million and $844.1 million, respectively, as we continued to expand access to the product, resulting in higher origination volumes. Additionally, revenue from Square's financial solutions-related products increased by $70.7 million and $181.5 million for the three and nine months ended September 30, 2026, respectively, primarily related to Square Loans.

Bitcoin ecosystem revenue for the three and nine months ended September 30, 2026 decreased by $217.2 million, or 11%, and $1.0 billion, or 16%, compared to the three and nine months ended September 30, 2025, respectively. As bitcoin ecosystem revenue is primarily the total sale amount of bitcoin to customers, the amount of bitcoin ecosystem revenue recognized will fluctuate depending on customer demand and changes in the market price of bitcoin. The decreases were driven by a lower average market price of bitcoin, partially offset by higher bitcoin trading volume compared to the prior year periods. While the bitcoin ecosystem contributed 27% and 28% of total revenue for the three and nine months ended September 30, 2026, and 33% and 36% for the three and nine months ended September 30, 2025, respectively, gross profit generated from the bitcoin ecosystem was only 2% of total gross profit for both the three and nine months ended September 30, 2026, and 4% for both the three and nine months ended September 30, 2025.

Cost of Revenue (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Commerce enablement costs	$1,612,891	$1,433,672	$179,219	13%	$4,453,989	$3,940,242	$513,747	13%
Financial solutions costs	107,165	88,578	18,587	21%	290,359	249,149	41,210	17%
Bitcoin ecosystem costs	1,751,964	1,917,275	(165,311)	(9)%	5,301,264	6,221,176	(919,912)	(15)%
Amortization of acquired technology assets	12,066	13,857	(1,791)	NM	37,688	42,935	(5,247)	NM
Total cost of revenue	$3,484,086	$3,453,382	$30,704	1%	$10,083,300	$10,453,502	$(370,202)	(4)%

(i) Not meaningful ("NM")

Total cost of revenue for the three and nine months ended September 30, 2026 increased by $30.7 million, or 1%, and decreased by $370.2 million, or 4%, compared to the three and nine months ended September 30, 2025, respectively. The change for both periods reflected decreases in bitcoin ecosystem cost of revenue of $165.3 million and $919.9 million, respectively. Excluding bitcoin ecosystem cost of revenue, total cost of revenue increased by $196.0 million, or 13%, and $549.7 million, or 13%, respectively, largely related to an increase in Square GPV.

Commerce enablement costs for the three and nine months ended September 30, 2026 increased by $179.2 million, or 13%, and $513.7 million, or 13%, compared to the three and nine months ended September 30, 2025, respectively. The increase was primarily driven by higher Square processing costs, in line with the growth of Square GPV of 14% and 13% for the same periods.

Financial solutions costs for the three and nine months ended September 30, 2026 increased by $18.6 million, or 21%, and $41.2 million, or 17%, compared to the three and nine months ended September 30, 2025, respectively. The increase for the three months ended September 30, 2026 was primarily driven by growth in Square's financial solutions-related products, including Square Credit Card rewards and Square Savings, as well as growth in Cash App's financial solutions-related products on Cash App Card, primarily ATM. The increase for the nine months ended September 30, 2026 was driven by growth in Cash App's financial solutions-related products on Cash App Card, including ATM, Paper Money Deposits, and related processing costs, as well as growth in Square's financial solutions-related products, including Square Credit Card rewards and Square Savings. Over the same periods, financial solutions revenue increased by 31% and 40%, outpacing growth in costs of revenue and resulting in gross margin expansion, primarily due to more favorable economics of Cash App's financial solutions-related products.

Bitcoin ecosystem costs for the three and nine months ended September 30, 2026 decreased by $165.3 million, or 9%, and $919.9 million, or 15%, compared to the three and nine months ended September 30, 2025, respectively. Bitcoin ecosystem costs primarily consist of the total amount we pay to purchase bitcoin, which fluctuates in line with bitcoin ecosystem revenue.

Operating Expenses (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Product development	$635,590	$711,235	$(75,645)	(11)%	$2,283,123	$2,197,222	$85,901	4%
% of total net revenue	9%	12%			12%	12%
% of total gross profit	20%	27%			25%	29%
Sales and marketing	$687,900	$599,333	$88,567	15%	$2,003,363	$1,653,524	$349,839	21%
% of total net revenue	10%	10%			10%	9%
% of total gross profit	21%	23%			22%	22%
General and administrative	$847,461	$543,974	$303,487	56%	$2,530,894	$1,485,008	$1,045,886	70%
% of total net revenue	13%	9%			13%	8%
% of total gross profit	26%	20%			27%	20%
Transaction, loan, and consumer receivable losses	$601,706	$363,455	$238,251	66%	$1,687,281	$827,234	$860,047	104%
% of total net revenue	9%	6%			9%	5%
% of total gross profit	19%	14%			18%	11%
Amortization of customer and other acquired intangible assets	$34,125	$34,133	$(8)	NM	$102,561	$101,680	$881	NM
% of total net revenue	1%	1%			1%	1%
% of total gross profit	1%	1%			1%	1%
Total operating expenses	$2,806,782	$2,252,130	$554,652	25%	$8,607,222	$6,264,668	$2,342,554	37%

Product development expenses decreased by $75.6 million, or 11%, and increased by $85.9 million, or 4%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. Personnel costs decreased by $149.9 million and $43.6 million for the three and nine months ended September 30, 2026, respectively, primarily from cost efficiencies realized following the implementation of the Workforce Plan actions in the first quarter of 2026. The decreases in personnel costs were partially offset by severance and related restructuring charges related to the Workforce Plan recognized in the first quarter of 2026. Software and cloud computing infrastructure fees increased by $93.8 million and $231.5 million for the three and nine months ended September 30, 2026, respectively, primarily due to higher software license costs, including AI-related tools, and higher data center fees. Allocated IT, human resources, and facilities expenses decreased by $27.4 million and $138.9 million for the three and nine months ended September 30, 2026, respectively, primarily due to higher IT shared-services costs allocated to other functions and lower product development headcount following the Workforce Plan.

Sales and marketing expenses increased by $88.6 million, or 15%, and $349.8 million, or 21%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The increase for the three and nine months ended September 30, 2026 was primarily driven by higher Cash App peer-to-peer processing costs and related transaction losses of $37.5 million and $168.5 million, respectively, higher marketing and advertising costs of $20.1 million and $69.4 million, respectively, as we prioritize marketing investments to support the growth of Cash App and Square, and higher personnel costs of $29.5 million and $58.1 million, respectively. The higher personnel costs primarily reflect higher sales commissions as we continue to scale our Square field sales team, and, for the nine months ended September 30, 2026, severance and related expenses recognized in the first quarter of 2026 in connection with the Workforce Plan.

General and administrative expenses increased by $303.5 million, or 56%, and $1.0 billion, or 70%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The increase for the three and nine months ended September 30, 2026 was primarily driven by an increase in accrued expenses for estimated and settled amounts in connection with certain litigation and regulatory matters of $421.1 million and $969.2 million, respectively, and a net increase in allocated IT, human resources, and facilities expenses of $18.3 million and $124.7 million, respectively, reflecting higher IT shared-service costs allocated to general and administrative expenses and lower human resources costs allocated to other functions following the Workforce Plan. These increases were partially offset by a decrease in personnel costs of $130.2 million and $138.3 million, respectively, driven by an in-person company event held in the third quarter of 2025 as well as cost efficiencies realized following the Workforce Plan actions in the first quarter of 2026.

Transaction, loan, and consumer receivable losses increased by $238.3 million, or 66%, and $860.0 million, or 104%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, as detailed below (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loan losses	$439,008	$239,689	$199,319	83%	$1,241,367	$463,573	$777,794	168%
Consumer receivable losses (i)	98,954	77,956	20,998	27%	260,801	210,493	50,308	24%
Transaction losses	63,744	45,810	17,934	39%	185,113	153,168	31,945	21%
Total transaction, loan, and consumer receivable losses	$601,706	$363,455	$238,251	66%	$1,687,281	$827,234	$860,047	104%

(i) Amounts do not include reserves for certain receivables, such as late fees. Consumer receivables losses also include provision for charge-back losses that are realized and written-off within the same period, rather than through the allowance for consumer receivable losses.

•Loan losses increased by $199.3 million, or 83%, and $777.8 million, or 168%, compared to the three and nine months ended September 30, 2025, respectively. The increase in loan losses was driven by significant growth in loan origination volumes of Cash App Borrow, the continued scaling of Afterpay Post-Purchase and Afterpay Pre-Purchase, as well as growth in Afterpay Pay Monthly and Square Loans. Underlying loan loss rates and portfolio credit performance remained stable. Additionally, beginning in the second quarter of 2025, Cash App Borrow and certain other loan products were retained on our balance sheet and classified as held for investment, for which we recognize expected credit losses upfront at origination. As a result, loan losses in a given period reflect the volume, mix, and timing of originations and underlying credit performance.

•Consumer receivable losses increased by $21.0 million, or 27%, and $50.3 million, or 24%, compared to the three and nine months ended September 30, 2025, respectively, while loss rates remained stable. The increase was primarily due to growth of our Pay in 4 BNPL product and higher origination volumes from preceding periods that reached charge-off during the current quarter.

•Transaction losses increased by $17.9 million, or 39%, and $31.9 million, or 21%, compared to the three and nine months ended September 30, 2025, respectively. The increase was primarily due to higher Square chargeback losses and higher Cash App Card dispute losses, driven by growth in Square GPV and Cash App Card transactions.

Interest Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense, net	$48,128	$34,652	$13,476	39%	$157,044	$75,582	$81,462	108%

Interest expense, net, increased by $13.5 million, or 39%, and $81.5 million, or 108%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively, primarily due to the issuance of our 2030 and 2033 Senior Notes in the third quarter of 2025, which more than offset interest income received on invested funds. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Remeasurement Loss (Gain) on Bitcoin Investment (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Remeasurement loss (gain) on bitcoin investment	$(229,705)	$(59,588)	$(170,117)	285%	$31,587	$(178,402)	$209,989	118%

Remeasurement loss (gain) on bitcoin investment was due to the remeasurement of our bitcoin investment to its fair value at each reporting date. Refer to Note 11, Bitcoin within Notes to the Condensed Consolidated Financial Statements for further details regarding the remeasurement of our bitcoin investment.

Other Expense (Income), Net (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income, net	$(2,423)	$(167,150)	$164,727	(99)%	$(6,650)	$(162,103)	$155,453	(96)%

Other income, net, of $2.4 million and $6.7 million for the three and nine months ended September 30, 2026, respectively, were primarily due to realized and unrealized gains and losses on certain investments as well as foreign exchange rate impacts. Other income, net, of $167.2 million and $162.1 million for the three and nine months ended September 30, 2025, respectively, was primarily due to the revaluation of certain equity investments, partially offset by losses from the currency revaluation of intercompany loans.

Provision for (Benefit from) Income Taxes (in thousands, except for percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Provision for income taxes	$48,350	$139,928	$(91,578)	(65)%	$178,775	$299,304	$(120,529)	(40)%

Provision for income taxes decreased by $91.6 million, or 65%, and $120.5 million, or 40%, for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The decrease for the three month period was primarily driven by the tax impact of accruals for certain litigation and regulatory matters and excess tax benefits from stock-based compensation, partially offset by the absence of a one-time benefit from a valuation allowance release recognized in the third quarter of 2025. The decrease for the nine month period was primarily driven by the tax impact of lower pre-tax income and the partial release of a valuation allowance on certain California deferred tax assets, partially offset by the tax impact of litigation and regulatory accruals.

Segment Results

Square

The following table provides a summary of the revenue and gross profit for our Square segment for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Segment net revenue	$2,593,772	$2,240,846	$352,926	16%	$7,209,657	$6,259,281	$950,376	15%
Segment cost of revenue	1,436,906	1,223,186	213,720	17%	3,911,005	3,316,912	594,093	18%
Segment gross profit	$1,156,866	$1,017,660	$139,206	14%	$3,298,652	$2,942,369	$356,283	12%

Revenue

Revenue for the Square segment for the three and nine months ended September 30, 2026 increased by $352.9 million, or 16%, and $950.4 million, or 15%, compared to the three and nine months ended September 30, 2025, respectively. The increase was primarily due to the Square items referenced within our overall revenue discussion.

Cost of Revenue

Cost of revenue for the Square segment for the three and nine months ended September 30, 2026 increased by $213.7 million, or 17%, and $594.1 million, or 18%, compared to the three and nine months ended September 30, 2025, respectively. The increase was primarily due to the Square items referenced within our overall cost of revenue discussion.

Cash App

The following table provides a summary of the revenue and gross profit for our Cash App segment for the three and nine months ended September 30, 2026 and September 30, 2025 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Segment net revenue	$4,073,787	$3,799,501	$274,286	7%	$11,965,176	$11,523,444	$441,732	4%
Segment cost of revenue	2,003,949	2,175,548	(171,599)	(8)%	6,014,201	7,019,040	(1,004,839)	(14)%
Segment gross profit	$2,069,838	$1,623,953	$445,885	27%	$5,950,975	$4,504,404	$1,446,571	32%

Revenue

Revenue for the Cash App segment for the three and nine months ended September 30, 2026 increased by $274.3 million, or 7%, and $441.7 million, or 4%, compared to the three and nine months ended September 30, 2025, respectively. The increase was driven by the Cash App items referenced within our overall revenue discussion. While bitcoin ecosystem revenue contributed 43% and 45% of Cash App revenue for three and nine months ended September 30, 2026, respectively, gross profit generated from bitcoin ecosystem was only 3% of Cash App gross profit for the three and nine months ended September 30, 2026.

Excluding bitcoin ecosystem revenue, Cash App net revenue increased by $496.7 million, or 27%, and $1.6 billion, or 32%, compared to the three and nine months ended September 30, 2025, respectively.

Cost of Revenue

Cost of revenue for the Cash App segment for the three and nine months ended September 30, 2026 decreased by $171.6 million, or 8%, and $1.0 billion, or 14%, compared to the three and nine months ended September 30, 2025, respectively. The decrease was due to the items referenced within our overall cost of revenue discussion. Excluding bitcoin ecosystem cost of revenue, Cash App cost of revenue increased by $12.3 million, or 4%, and $37.1 million, or 4%, compared to the three and nine months ended September 30, 2025, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross Payment Volume (GPV) (in millions)	$78,153	$69,283	$215,996	$192,695
Adjusted Operating Income (in thousands)	$922,737	$480,186	$2,514,254	$1,496,024
Adjusted EBITDA (in thousands)	$1,227,921	$832,662	$3,406,739	$2,536,878
Adjusted Net Income Per Share:
Basic	$1.16	$0.55	$3.05	$1.75
Diluted	$1.13	$0.54	$3.00	$1.72

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

The following table presents a reconciliation of operating income (loss) to Adjusted Operating Income (Loss) for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating income	$428,491	$409,440	$703,371	$1,223,035
Amortization of acquired technology assets	12,066	13,857	37,688	42,935
Acquisition-related and integration costs	365	345	1,094	1,707
Contingencies, restructuring and other charges	434,971	20,752	1,542,901	114,407
Restructuring share-based compensation expense	12,719	1,659	126,639	12,260
Amortization of customer and other acquired intangible assets	34,125	34,133	102,561	101,680
Adjusted Operating Income	$922,737	$480,186	$2,514,254	$1,496,024

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$565,551	$461,544	$345,387	$1,189,874
Add: Net income (loss) attributable to noncontrolling interests	(1,410)	54	(2,772)	(1,220)
Net income	564,141	461,598	342,615	1,188,654
Share-based compensation expense	260,050	307,721	744,581	909,697
Restructuring share-based compensation expense	12,719	1,659	126,639	12,260
Depreciation and amortization	91,120	92,119	282,148	273,464
Acquisition-related and integration costs	365	345	1,094	1,707
Contingencies, restructuring and other charges	434,971	20,752	1,542,901	114,407
Interest expense, net	48,128	34,652	157,044	75,582
Remeasurement loss (gain) on bitcoin investment	(229,705)	(59,588)	31,587	(178,402)
Other income, net	(2,423)	(167,150)	(6,650)	(162,103)
Provision for income taxes	48,350	139,928	178,775	299,304
Loss on disposal of property and equipment	200	617	5,988	2,276
Acquired deferred revenue and cost adjustment	5	9	17	32
Adjusted EBITDA	$1,227,921	$832,662	$3,406,739	$2,536,878

The following table presents a reconciliation of net income (loss) to Adjusted Net Income (Loss) Per Share for each of the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$565,551	$461,544	$345,387	$1,189,874
Add: Net income (loss) attributable to noncontrolling interests	(1,410)	54	(2,772)	(1,220)
Net income	564,141	461,598	342,615	1,188,654
Acquisition-related and integration costs	365	345	1,094	1,707
Contingencies, restructuring and other charges	434,971	20,752	1,542,901	114,407
Restructuring share-based compensation expense	12,719	1,659	126,639	12,260
Amortization of intangible assets	46,191	47,990	140,249	144,615
Amortization of debt discount and issuance costs	2,729	3,335	9,902	9,469
Loss (gain) on revaluation of equity investments	615	(171,126)	10,420	(172,582)
Remeasurement loss (gain) on bitcoin investment	(229,705)	(59,588)	31,587	(178,402)
Loss on disposal of property and equipment	200	617	5,988	2,276
Acquired deferred revenue and cost adjustment	5	9	17	32
Income tax benefits from deferred tax assets	—	(8,909)	(113,385)	(61,509)
Tax effect of non-GAAP net income adjustments	(135,197)	39,933	(268,562)	15,100
Adjusted Net Income - basic	$697,034	$336,615	$1,829,465	$1,076,027
Cash interest expense on convertible notes	291	273	830	973
Adjusted Net Income - diluted	$697,325	$336,888	$1,830,295	$1,077,000

Weighted-average shares used to compute Adjusted Net Income Per Share:
Basic	602,507	610,199	599,321	614,117
Diluted	614,778	621,658	609,275	625,256
Adjusted Net Income Per Share:
Basic	$1.16	$0.55	$3.05	$1.75
Diluted	$1.13	$0.54	$3.00	$1.72

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

The following table presents a reconciliation of the tax effect of non-GAAP net income adjustments to our provision for (benefit from) income taxes (in thousands, except effective tax rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision for income taxes, as reported	$48,350	$139,928	$178,775	$299,304
Income tax benefits from deferred tax assets	—	8,909	113,385	61,509
Tax effect of non-GAAP net income adjustments	135,197	(39,933)	268,562	(15,100)
Adjusted provision for income taxes, non-GAAP	$183,547	$108,904	$560,722	$345,713
Non-GAAP effective tax rate	21%	24%	23%	24%

We determined the adjusted provision for income taxes by calculating the estimated annual effective tax rate based on our adjusted provision for income taxes, non-GAAP and applying it to Adjusted Net Income before income taxes.

Liquidity and Capital Resources

Liquidity Sources

As of September 30, 2026, we had approximately $10.1 billion in available liquidity, with $9.2 billion in cash, cash equivalents, restricted cash, and investments in marketable debt securities, as well as an undrawn amount of $900.0 million available under our revolving credit facility. Additionally, we had $809.3 million available to be withdrawn under our warehouse funding facilities. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for more details. We intend to continue focusing on our long-term business initiatives and believe that our available funds are sufficient to meet our liquidity needs for the foreseeable future, including our share repurchase program and debt repayment obligations. As of September 30, 2026, we were in compliance with all financial covenants associated with our revolving credit facility and senior notes. None of our warehouse funding facilities contain financial covenants.

The following table summarizes our available liquidity (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$7,859,314	$6,564,092
Short-term restricted cash (i)	650,435	1,071,574
Long-term restricted cash	70,623	73,786
Investments in short-term debt securities	385,234	517,777
Investments in long-term debt securities	198,429	188,887
Revolving credit facility	900,000	775,000
Total liquidity	$10,064,035	$9,191,116

(i) As of September 30, 2026, we have invested $107.8 million of restricted cash into a money market fund. See Note 5, Fair Value Measurements.

Our principal sources of liquidity are our cash and cash equivalents, and investments in marketable debt securities. Customer funds cash and cash equivalents are excluded from our liquidity as these are funds we hold on behalf of customers that are separate from our corporate funds and are not available for corporate purposes. Investments in marketable debt securities were held primarily in certificates of deposit, money market funds, reverse repurchase agreements, U.S. government and agency securities, commercial paper, and corporate bonds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Our investments in marketable debt securities are classified as available-for-sale.

Beginning in the third quarter of 2026, Square Financial Services began issuing brokered certificates of deposit through third-party broker-dealers as a supplementary source of funding for its lending and other interest-earning activities. As of September 30, 2026, $381.4 million par value of brokered certificates of deposit were outstanding, all with contractual maturities of twelve months or less and a weighted average interest rate of 4.09%. Principal and interest on the certificates are payable at maturity, and the Company expects to repay or refinance maturing certificates through new issuances, Square Financial Services deposit growth, and other available liquidity. Square Financial Services' ability to accept, renew, or roll over brokered certificates of deposit is conditioned on maintaining its well-capitalized status under FDIC regulations.

As of September 30, 2026, we held approximately 9,237 bitcoins for long-term investment purposes ("bitcoin investment") with a fair value of $771.9 million based on observable market prices. We believe cryptocurrency is an instrument of economic empowerment that aligns with our corporate purpose. We expect to hold these investments for the long-term but will continue to reassess our bitcoin investment relative to our balance sheet. Bitcoin is considered an indefinite-lived intangible asset, and upon adoption of Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets, effective January 1, 2023, our bitcoin investment is remeasured at fair value at each reporting date with changes recognized in net income through "Remeasurement loss (gain) on bitcoin investment" within the condensed consolidated statements of operations. We purchased approximately 120 and 354 bitcoins with a cost basis of $8.3 million and $26.0 million during the three and nine months ended September 30, 2026, respectively, for investment purposes. We purchased approximately 88 and 295 bitcoins with a cost basis of $10.2 million and $30.7 million for the three and nine months ended September 30, 2025, respectively, for investment purposes. We did not sell any of our bitcoin investment during the three and nine months ended September 30, 2026 and September 30, 2025. We recognized a gain of $229.7 million and loss of $31.6 million from the remeasurement of our bitcoin investment during the three and nine months ended September 30, 2026, respectively. We recognized gains of $59.6 million and $178.4 million from the remeasurement of our bitcoin investment during the three and nine months ended September 30, 2025, respectively.

Our principal commitments consist of convertible notes, senior notes, revolving credit facility, warehouse funding facilities, customer deposits, operating leases, and purchase commitments. Refer to Note 12, Indebtedness and Note 16, Commitments and Contingencies within Notes to the Condensed Consolidated Financial Statements for more details on these commitments.

Senior Notes and Convertible Notes

As of September 30, 2026, we held $5.8 billion in aggregate principal amount of debt, comprised of $575.0 million in aggregate amount of convertible senior notes that mature on November 1, 2027 (the “Convertible Notes”), as well as an outstanding $1.2 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2030 ("2030 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on June 1, 2031 ("2031 Senior Notes"), $2.0 billion in aggregate principal amount of senior unsecured notes that mature on May 15, 2032 ("2032 Senior Notes"), $1.0 billion in aggregate principal amount of senior unsecured notes that mature on August 15, 2033 ("2033 Senior Notes" and, together with the 2030 Senior Notes and 2031 Senior Notes, the “Senior Notes” and, together with the Convertible Notes, the “Notes”). Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Revolving Credit Facility

We have entered into a revolving credit agreement with certain lenders, as subsequently amended and restated, which provides a $900.0 million senior unsecured revolving credit facility maturing in January 2031. Refer to Note 12, Indebtedness within Notes to the Condensed Consolidated Financial Statements for further details.

Warehouse Funding Facilities

We have warehouse funding facilities ("Warehouse Facilities") with an aggregate amount of $2.4 billion on a revolving basis, of which $1.5 billion was drawn as of September 30, 2026. The Warehouse Facilities have been arranged utilizing wholly-owned and consolidated entities (collectively, the Warehouse Special Purpose Entities ("Warehouse SPEs")) formed for the sole purpose of financing the origination of consumer receivables to partly fund certain BNPL products and financing the origination of consumer loans in connection with Cash App Borrow. Borrowings under each Warehouse Facility are secured by the respective consumer receivables or consumer loans held by the applicable Warehouse SPE. While the Warehouse SPEs are included in our condensed consolidated financial statements, they are separate legal entities that maintain legal ownership of the respective receivables or loans they hold. The assets of the Warehouse SPEs are not available to satisfy our claims or those of our creditors.

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

Short-term restricted cash of $650.4 million as of September 30, 2026 primarily includes cash held by the Warehouse SPEs used in the Warehouse Facilities funding arrangements that will be used to pay the borrowings under the Warehouse Facilities or will be distributed to us. It also includes pledged cash deposits in accounts at the financial institutions that process our sellers' payment transactions and collateral pursuant to various agreements with banks relating to our products. We use restricted cash to secure letters of credit with the related financial institutions to provide collateral for cash flow timing differences in the processing of payments. We have recorded these amounts as current assets on our condensed consolidated balance sheet given the short-term nature of these cash flow timing differences and that there is no minimum time frame during which the cash must remain restricted.

Long-term restricted cash of $70.6 million as of September 30, 2026 is primarily related to cash held as collateral as required by the Federal Deposit Insurance Corporation ("FDIC") for Square Financial Services. We have recorded these amounts as non-current assets on our condensed consolidated balance sheet as the requirement by the FDIC specifies a time frame of 12 months or longer during which the cash must remain restricted.

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

Cash Flow Activities

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$3,001,581	$1,958,714
Net cash used in investing activities	(653,602)	(671,814)
Net cash used in financing activities	(896,369)	(652,901)
Effect of foreign exchange rate on cash and cash equivalents	4,397	80,515
Net increase in cash, cash equivalents, restricted cash, and customer funds	$1,456,007	$714,514

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, cash provided by operating activities was $3.0 billion, comprised of net income of $342.6 million, adjusted for non-cash expenses of $3.0 billion, consisting primarily of transaction, loan, and consumer receivable losses; share-based compensation; depreciation and amortization; non-cash lease expense and other non-cash adjustments; and bitcoin remeasurement loss, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and premiums, primarily related to consumer receivables, of $895.0 million and net outflows from loans originally classified as held for sale of $265.0 million. Changes in other assets and liabilities, including customers payable and settlements receivable, of $805.9 million contributed positively, primarily due to an increase in accrued legal contingencies.

For the nine months ended September 30, 2025, cash provided by operating activities was $2.0 billion, comprised of net income of $1.2 billion, adjusted for non-cash expenses of $2.2 billion, consisting primarily of share-based compensation; transaction, loan, and consumer receivable losses; depreciation and amortization; and changes in deferred income taxes, all of which contributed positively to operating activities. These were partially offset by the amortization of discounts and premiums, primarily related to consumer receivables, of $836.1 million; bitcoin remeasurement gain of $178.4 million; revaluation of equity investments of $172.6 million; and net outflows related to changes in other assets and liabilities, including customers payable and settlements receivable, of $355.1 million due to the timing of period end.

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, cash used in investing activities was $653.6 million, primarily due to net outflows of $1.9 billion primarily related to Cash App Borrow and Afterpay Post-Purchase loans originally classified as held for investment and the purchases of property and equipment of $128.0 million. These were partially offset by net inflows related to consumer receivables of $984.1 million; net proceeds from other investments of $313.8 million, primarily due to the sale of a non-marketable equity security of $329.8 million in the second quarter of 2026; and net proceeds from investments of marketable securities of $123.6 million.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, cash used in financing activities was $896.4 million primarily due to a $1.0 billion cash payment to settle the outstanding principal balance of the 2026 Senior Notes that matured in June 2026 as well as a $575.0 million cash payment for the settlement of the outstanding 2026 Convertible Notes that matured in May 2026; and $700.9 million of share repurchases in the first and second quarters of 2026. These were partially offset by an increase in customer funds of $585.1 million; interest-bearing deposits of $604.6 million; and net proceeds from Warehouse Facilities borrowings of $165.2 million.

For the nine months ended September 30, 2025, cash used in financing activities was $652.9 million, primarily due to $1.5 billion of share repurchases in the first three quarters of 2025; a $1.0 billion cash payment for the settlement of the outstanding 2025 Convertible Notes that matured in March 2025; and net repayments under Warehouse Facilities borrowings of $1.0 billion. These were partially offset by approximately $2.2 billion of net proceeds related to the issuance of the 2030 and 2033 Senior Notes in the third quarter of 2025, increases in customer funds of $620.8 million and interest-bearing deposits of $81.2 million.
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

There were no significant changes in our critical accounting estimates during the quarter ended September 30, 2026 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” described in Note 1, Description of Business and Summary of Significant Accounting Policies within Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Bitcoin Market Price Risk

Our bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through “Remeasurement loss (gain) on bitcoin investment” on the condensed consolidated statements of operations. The bitcoin market price may fluctuate significantly and a decline in the market price of bitcoin could result in a material adverse effect on our financial results in future periods. As of September 30, 2026, the fair value of our bitcoin investment was $771.9 million and, for the three and nine months ended September 30, 2026, we recognized a gain of $229.7 million and loss of $31.6 million, respectively, from the remeasurement of our bitcoin investment.

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
•our workforce reductions and related reorganizations, including changes to our operating model and the potential for increased reliance on proactive intelligence and artificial intelligence tools;
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

From time to time, we have made, and we may in the future make, strategic decisions that will have a negative effect on our short-term operating results if we believe those decisions will improve our operating results over the long-term. For example, we have implemented, and may in the future implement, expense cuts and reductions in the size of our workforce, which we refer to as our workforce reductions and reorganizations, to, among other things, align our cost structure with our business and longer term strategies. In February 2026 we announced such a workforce reduction restructuring plan designed to better align our organizational structure with our operating model and strategic priorities. Strategic actions and decisions we have made, and may in the future make, have resulted in, and may continue to result in, increased expenses, could materially impact our operating results in the periods in which they are incurred, may impact our ability to generate and increase revenue and may impact our ability to grow or quickly develop and introduce products. Actual costs related to these strategic decisions may exceed our estimates due to changes in assumptions, additional actions, or unforeseen circumstances. Further, these strategic decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Our workforce reductions and reorganizations, including changes to our operating model and the potential for increased reliance on proactive intelligence and AI tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.

In February 2026 we announced a workforce reduction restructuring plan designed to better align our organizational structure with our operating model and strategic priorities. This plan has resulted in, and we expect to continue to result in, an increased reliance on automation, proactive intelligence capabilities and AI tools that we believe will enhance productivity and maintain operational efficiency. Our workforce reductions and reorganizations have in the past and may in the future result in severance and other restructuring charges and require additional investments in technology and systems. We may not realize the expected cost savings, operating efficiencies or other anticipated benefits of these initiatives within the anticipated timeframe, or at all.

Workforce reductions and reorganizations have resulted in, and may continue to result in, disruptions to our operations and adversely affect employee morale and productivity. The departure of employees, including experienced personnel, may result in the loss of institutional knowledge and expertise, and remaining employees have increased workloads and broader scopes of responsibility, which could lead to increased error rates, reduced innovation and attrition of key talent. Our ability to successfully operate with a reduced workforce and modified organizational structure is expected to depend in part on the effectiveness, reliability and adoption of proactive intelligence and AI tools. These technologies do not always perform as expected, may require significant time and expense to implement and maintain effectively and as they continue to evolve, can introduce operational or cybersecurity risks, and have not in all cases enhanced productivity or maintained operational efficiency as expected and may not do so in the future. Workforce reductions and reorganizations could increase the risk of operational disruptions, service interruptions, control failures or other significant events, particularly during transition periods, as responsibilities are reassigned and processes are adjusted. We expect to continue to invest in employees we wish to retain and attract, including through increased compensation. In addition, evolving regulatory requirements and public scrutiny relating to AI technologies could increase compliance costs or limit our ability to deploy such tools as intended.

We may also incur additional costs not currently contemplated, including costs related to technology implementation, operational disruptions, employee claims, regulatory compliance, or other matters arising from workforce reductions and reorganizations. We may also suffer indirect harm to our business as a result of reputational harm or concerns our customers have regarding the use of AI. Any failure to successfully implement these actions, or any unintended consequences resulting from them, could result in delays in product development or strategic initiatives and could materially and adversely affect our business, financial condition and results of operations.

In addition, any reassignment of responsibilities, together with potential increased reliance on automation and AI tools to support certain legal, regulatory compliance and risk management functions, may limit our capacity and introduce additional oversight risks. If such tools do not perform as anticipated or are not effectively implemented and monitored, our ability to maintain effective governance, compliance, and risk processes during and after a transition could be impaired, which could increase the risk of regulatory inquiries, investigations, litigation, enforcement actions, control deficiencies and penalties.

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

Our success depends in part on our ability to develop new technologies, to adapt to technology changes and evolving industry standards, to incorporate new technologies into our products and services, and to provide products and services that are tailored to specific needs and requirements of our customers. For example, generative AI has become more publicly available and enterprise adoption of generative AI has grown. We have incorporated and expect to continue to incorporate AI features into our products and technologies and our success will depend in part on our ability to do so in a way that is compelling to our customers and cost-effective. We are unable to predict all of the risks related to the use of AI because laws, rules, directives, and regulations governing the use of AI, as well as the technology itself, are evolving rapidly and our ability to develop or use AI may not be as we expect or may be adversely affected. Refer to the risk factor titled “Our workforce reductions and reorganizations, including changes to our operating model and the potential for increased reliance on proactive intelligence and artificial intelligence tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our expected and planned use of AI. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

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

Our investments in bitcoin, our bitcoin ecosystem, and our Cash App and Square features that facilitate transactions in bitcoin and stablecoins by our customers and sellers each subject us to additional risks related to developments in the cryptocurrency markets and the resulting impact on customer and investor behavior. Actions taken by regulators, legislatures, and other government actors, including the current U.S. administration, in the cryptocurrency industry, may impact market demand for bitcoin and the supply and pricing for bitcoin as well as the stablecoins we support. If the cryptocurrency environment deteriorates or improves based on these or other factors, our customers may wish to sell their bitcoin at a price or volume that exceeds the market demand for bitcoin, which could cause disruptions in our operations and have a material and adverse effect on our business and financial condition. If demand increases sharply, either to buy or to sell bitcoin, we may not be able to fulfill that demand in a timely manner or at all, which could result in customer frustration or movement to other platforms. If our customers experience losses due to market fluctuations in the prices of bitcoin, stablecoin de-pegging or issuer failures, or failures by liquidity providers, exchanges or counterparties, they may reduce or cease their use of our product features that facilitate transactions in bitcoin, or other bitcoin-related products, which could adversely impact our results of operations. Further, our customers could attempt to seek compensation from us for their financial investment losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

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

We have incorporated and expect to continue to incorporate AI technologies, including generative AI and AI agents, into our products, internal operations and technologies. As AI technologies continue to evolve rapidly, new capabilities and associated risks may emerge that may be difficult to anticipate or address. Our use of AI depends in part on third-party large language models that we do not control, and these models have generated and may generate inaccurate, biased, hallucinated or unexpected outputs that conflict with our business objectives or brand standards.

Consumer and societal attitudes toward AI are evolving and customers, regulators or the public may perceive AI technologies negatively. Concerns about automation, privacy, security, bias, transparency, flawed datasets, or other ethical considerations could reduce trust in our products and services or deter customer adoption of AI-enabled features in our products or services. Our customers and sellers may become increasingly reliant on AI outputs in our products and services when making financial or operational decisions. AI-enabled features in our products may generate outputs that could be interpreted as regulated advice, even if unintended or automated. If AI outputs are, or are perceived to be, inaccurate, biased, misleading, deceptive, unexplainable, flawed, or otherwise determined as providing regulated or unlicensed advice without appropriate authorization, we could face reputational harm, regulatory scrutiny, enforcement actions or liability claims, any of which could materially and adversely affect our business, financial condition, and results of operations. Integrations with third party AI providers through which customers access or use our services may exacerbate these risks.

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

•compliance with applicable laws, U.S. and foreign anti-corruption, anti-bribery, and anti-money laundering laws;

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

Further, as an FDIC-insured institution, our subsidiary Square Financial Services is subject to regulatory obligations, including the assessment of a quarterly deposit insurance premium, calculated based on its average consolidated total assets. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, Square Financial Services may be required to pay higher deposit insurance assessments or we may be required to pay higher fees associated with FDIC-insured products offered through our bank partnerships, or we may be subject to higher capital requirements imposed by the FDIC, our bank partners, or federal banking regulators with authority over our bank partners, which could reduce our profitability, and negatively impact our business and operations.

Square Financial Services issues brokered certificates of deposit as a supplementary source of funding for its lending and other interest-earning activities. The availability and cost of this funding are sensitive to interest rates and market conditions, and Square Financial Services may be unable to replace maturing brokered certificates of deposit on favorable terms or at all. If Square Financial Services were to cease to be well capitalized under FDIC regulations, its ability to accept, renew, or roll over brokered deposits could be restricted or prohibited. Any reduction in the availability of, or increase in the cost of, this funding could adversely affect Square Financial Services’ liquidity, increase funding costs, constrain lending activities, and adversely affect our business and results of operations.

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

We, our sellers, and our partners, including third-party vendors and data centers that we use, obtain and process large amounts of data, including data related to our customers, our sellers’ customers, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data. These risks will increase as our business continues to expand to include new products and technologies, such as AI, and as we and our third-party vendors rely on an increasingly distributed workforce. Our operations involve the storage and transmission of data of individuals and businesses using our services, including their names, addresses, social security/tax ID numbers (or foreign equivalents), government IDs, payment card numbers and expiration dates, bank account information, loans they have applied for or obtained, and data regarding the performance of our sellers’ businesses. Additionally, certain of our products and services are subject to the Health Insurance Portability and Accountability Act of 1996 (and the rules and regulations thereunder, as amended, including with respect to the HITECH Act), and therefore we are required to take measures to safeguard protected health information of our health care entity-sellers' customers when using those products and services. Our services also provide third-party developers the opportunity to provide applications to sellers in the Square and Weebly app marketplaces. Sellers who choose to use such applications can grant permission allowing the applications to access content created or held by sellers in their Square or Weebly account. Should our internal or third-party developers experience or cause a breach, incident, technological bug, or similar event, that could lead to a compromise of the content of data held by such sellers, including personal data, our reputation may be harmed and we may be subject to significant fines, penalties or judgments. The growing use of AI in our products and services presents additional risks, including risks relating to the processing, handling, disclosure, and protection of sensitive data. AI algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third-party AI with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, both our use of AI and the use of AI by cyber threat actors may create additional, or increase the risk of, cybersecurity breaches and incidents.

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

In addition, we provide frequent incremental releases of product and service updates and functional enhancements, which increase the possibility of errors. The products and services we provide are designed to process complex transactions and deliver reports and other information related to those transactions, all at high volumes and processing speeds. Any errors, data leaks, security breaches or incidents, disruptions in services, or other performance problems with our products or services caused by external or internal actors could hurt our reputation and damage our and our customers’ businesses. Software and system errors, or human errors, could delay or inhibit settlement of payments, result in oversettlement, cause reporting errors, cause pricing irregularities or prevent us from collecting transaction-based fees, or negatively impact our ability to serve our customers, all of which have occurred in the past. Similarly, security breaches or incidents, which may be caused by or result from cyber-attacks by hackers, AI or others, computer viruses, worms, ransomware, other malicious software programs, security vulnerabilities, employee or service provider theft, misuse or negligence, phishing, identity theft or compromised credentials, denial-of-service attacks, or other causes, have from time to time impacted and could impact our business, the proper functioning of our software products or services, cause errors, allow loss or unavailability of, unauthorized access to, or disclosure of, proprietary, confidential or otherwise sensitive data of ours or our customers, and other destructive outcomes. Moreover, security breaches or incidents or errors in our hardware or software design or manufacture could cause product safety issues typical of consumer electronics devices. Any of the foregoing issues could lead to product recalls and inventory shortages, result in costly and time-consuming efforts to redesign and redistribute our products, give rise to regulatory inquiries and investigations, and result in reimbursement obligations, lawsuits and other liabilities and losses, any of which could have a material and adverse effect on our business.

Additionally, electronic payment, hardware, and software products and services, including ours, have been, and could continue to be in the future, specifically targeted and penetrated or disrupted by hackers and other malicious actors. Because the techniques used to obtain unauthorized access to data, products, and services and to disable, degrade, or sabotage them, including through the use of AI and other emerging technologies, change frequently and may be difficult to detect or remediate for long periods of time, we and our customers may be unable to anticipate these techniques or implement adequate preventative measures to stop them. If we or our sellers or other customers are unable to anticipate or prevent these attacks, our sellers or other customers may be harmed, our reputation could be damaged, and we could incur significant liability.

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

We offer payments and other products and services to a large number of customers. We have programs to vet and monitor these customers and the transactions we process for them as part of our risk management efforts, but such programs require continuous improvement and may not be effective in detecting and preventing fraud, bad actors, or illegitimate transactions. When our payments services are used to process illegitimate transactions, and we settle those funds to customers and are unable to recover them, we suffer losses and liability. As a greater number of larger sellers use our services, our exposure to material risk losses from a single seller, or from a small number of sellers, will increase. Illegitimate transactions and bad actors can also expose us to governmental and regulatory enforcement actions, which may impair or otherwise limit our ability to operate or provide certain services, products, or features and potentially prevent us from satisfying our contractual obligations to our third-party partners, which may cause us to be in breach of our obligations. Conversely, the measures we take to mitigate illegitimate transactions, including placing holds or reserves on, delaying, or limiting access to seller funds or loan proceeds, or suspending or terminating seller accounts, have been and may be challenged by sellers, regulators, or other parties and could result in complaints, litigation, regulatory inquiries or enforcement actions. The highly automated nature of, and liquidity offered by, our payments and peer-to-peer services make us and our customers a target for illegal or improper uses, including scams and fraud directed at us and our customers, fraudulent or illegal sales of goods or services, money laundering, and terrorist financing. Identity thieves and those committing fraud using stolen or fabricated credit card, debit card, or bank account numbers, or other deceptive or malicious practices such as account takeovers, potentially can steal significant amounts of money from businesses like ours or from our customers or third parties. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Our current business, the changing and uncertain economic, geopolitical and regulatory environment, our increased use of proactive intelligence and AI tools, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our ecosystems grow and our business becomes more complex, we will need to continue developing, improving, and making investments into our risk management infrastructure, techniques, and processes. In addition, when we introduce new products or services, expand existing services or products to new or different cohorts of customers, including online payment acceptance and expanded methods of instantly moving money, offering existing products to borrowers on different repayment terms or expanding product eligibility, focus on new business areas, including consumer financing and loans, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and carry appropriate reserves on our books for those losses. Additionally, certain Cash App functions are available to customers under 18 with the authorization of a parent or guardian. The risks and the potential harm to our reputation are magnified in instances of fraud or unauthorized or inappropriate transactions involving minors.

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

To maintain and grow our business, we will need to identify, attract, hire, develop, motivate, and retain highly skilled employees. This requires significant time, expense, and attention. In addition, we have made and may in the future make changes in our management team or management structure that may be disruptive to our business. If our management team or management structure, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Competition for highly skilled personnel is intense. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Further, our recent changes in our organizational structure, and restructurings of our employee base we have undertaken and may undertake in the future may adversely impact employee morale, and adversely affect our ability to retain or attract highly skilled employees. Refer to the risk factor titled “Our workforce reductions and reorganizations, including changes to our operating model and the potential for increased reliance on proactive intelligence and AI tools, may not achieve their intended benefits and could adversely affect our business, financial condition and results of operations.” for additional risks related to our workforce reductions.

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

These challenges have magnified as we continue to be a distributed workforce. In addition, our workforce reductions and reorganizations and any resulting changes in personnel and responsibilities may require changes to our internal controls, financial reporting processes, cybersecurity oversight, or other risk management functions, which could result in disruptions or temporary deficiencies. A failure to successfully develop and implement the right processes and tools to manage our enterprise can impact our ability to compete successfully and achieve our business objectives and subject us to regulatory or other enforcement actions, and our business, results of operations, and financial condition will be adversely impacted.

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

We are currently subletting some of our office space. Macroeconomic conditions, our work-from-home practices, and workforce reductions and reorganizations have caused and may in the future cause us to need less office space than we are contractually committed to leasing. We have, and may continue to, incur losses or recognize impairment charges in connection with any unused office space if we are unable to successfully sublease any unused office space, or if we are unable to successfully terminate any of our leasing commitments.

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

As of September 30, 2026, we had $575.0 million outstanding aggregate principal amount of Convertible Notes, $1.2 billion outstanding aggregate principal amount of 2030 Senior Notes, $1.0 billion outstanding aggregate principal amount of 2031 Senior Notes, $2.0 billion outstanding aggregate principal amount of 2032 Senior Notes, and $1.0 billion outstanding aggregate principal amount of 2033 Senior Notes.

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

Certain state and local tax authorities have challenged, and may continue to challenge, our treatment of bitcoin sale proceeds, business activity classifications, and apportionment methodologies under gross receipts and other tax regimes. We have paid certain assessments under protest and are pursuing administrative and judicial remedies. An adverse resolution could result in additional tax, penalties and interest for prior or future periods, impairment of related deposit assets, higher ongoing tax obligations, and material charges in a particular reporting period.

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

As of September 30, 2026, we have released a portion of the valuation allowance for deferred tax assets in California. Our deferred tax assets relate predominantly to the U.S. federal and state tax jurisdictions. The need for a valuation allowance requires an assessment of both positive and negative evidence to determine whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Refer to Note 13, Income Taxes within Notes to the Consolidated Financial Statements for further details.

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

These laws, rules, regulations, and standards are enforced by multiple authorities and governing bodies in the United States, including federal agencies, such as the FDIC, SEC, FinCEN, FCC, the Consumer Financial Protection Bureau, the Department of Justice ("DOJ"), the Federal Trade Commission, the IRS and Office of Foreign Assets Control, self-regulatory organizations, and numerous state and local agencies, such as state money transmission license regulators and virtual currency regulators. Outside of the United States, we are subject to additional regulators, authorities, and governing bodies. As we expand into new jurisdictions, expand our product offerings in existing jurisdictions, or as laws, regulations, and standards evolve, the number of foreign regulations and regulators, authorities, and governing bodies governing our business will expand as well. For example, in connection with our acquisition of Afterpay we established a secondary listing on the ASX, subjecting us to additional listing requirements. As our business and products continue to develop and expand, we may become subject to additional rules, regulations, and industry standards. We may not always be able to accurately predict the scope or applicability of certain regulations to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans. In addition, certain regulators have imposed and in the future may impose additional requirements on our business as a condition for obtaining or maintaining permits, licenses or rights to conduct our business, including conditions under any settlements and consent orders with regulators, that restrict our business or our ability to take certain actions. If we fail to comply with the terms of such permits, licenses or other requirements, we could face regulatory or other enforcement actions, penalties or we may not be able to continue operating our business in the same manner.

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

When transferring personal data from the EU to other jurisdictions, we utilize standard contractual clauses published by the EU Commission (the "SCCs"). We use similar mechanisms approved by the U.K. Information Commissioner’s Office when transferring personal data from the UK to other jurisdictions. On July 16, 2020, the Court of Justice of the European Union issued a decision imposing additional obligations on companies when relying on those SCCs. On July 10, 2023, the European Commission issued its “adequacy decision” for the EU-US Data Privacy Framework, concluding that the DPF ensures U.S. protection of personal data transferred between the countries is comparable to that offered in the EU, though this adequacy decision is subject to periodic review. In the U.K., personal data generally may be transferred from the EU to the U.K. without restriction pursuant to an adequacy decision issued by the European Commission under the GDPR and the Law Enforcement Directive, which was renewed in 2025 to extend through December 2031. The European Commission may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination may be subject to modification or revocation in the future. These and other developments relating to cross-border data transfer could result in increased costs of compliance and limitations on our customers and us. Additionally, legal or regulatory challenges or other developments relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely impact our business, financial condition, and operating results. We could be required to make additional changes to the way we conduct our business and transmit data between the U.S., the U.K., the EU, and the rest of the world. Further, data protection authorities in the EU increasingly are focused on the use of online analytics and tracking tools, with some contending that the use of these tools may violate EU data protection laws. Moreover, the EU’s evolving interpretation of the ePrivacy Directive's requirements regarding the use of cookies and similar technologies may lead to regulators imposing measures in the future that could directly impact our use of such technologies or lead to significant penalties for non-compliance. Any of these changes or other developments with respect to EU data protection law could disrupt our business and otherwise adversely impact our business, financial condition, and operating results. In addition, some countries are considering or have enacted legislation addressing matters such as requirements for local storage and processing of data that could impact our compliance obligations, expose us to liability, and increase the cost and complexity of delivering our services.

Likewise, the California Consumer Privacy Act of 2018 (“CCPA”) became effective on January 1, 2020 and was amended by the California Privacy Rights Act, which was passed in November 2020 and became effective on January 1, 2023. The CCPA, as amended, imposes stringent data privacy and data protection requirements relating to personal information of California residents, and provides for penalties for noncompliance of up to $7,500 per violation. Regulations promulgated under the CCPA in September 2025 impose restrictive new obligations regarding, among other things, automated decision-making technology and cybersecurity programs. Aspects of the interpretation and enforcement of the CCPA remain unclear. More generally, privacy, data protection, and information security continue to be rapidly evolving areas, and further legislative activity has arisen and will likely continue to arise in the U.S., the EU, and other jurisdictions. For example, many states in the U.S. have proposed or enacted comprehensive privacy laws that have taken effect or will take effect in coming years. Moreover, several states in the U.S. are now contemplating new regulatory frameworks specific to the privacy of individuals under 18 years of age. At the same time, the U.S. federal government continues to discuss comprehensive federal privacy legislation and expanded legislation with respect to the privacy of children, which may substantially increase our compliance obligations. Additionally, the DOJ issued final rules that prohibit and restrict certain access to U.S. bulk sensitive personal data and U.S. government-related data by designated countries of concern. The effects of recently proposed or enacted laws and regulation potentially are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Further, variances in these laws and regulations or their interpretations have in the past and may in the future increase our compliance costs.

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

We expect to enter into a deferred prosecution agreement ("DPA") with the DOJ. The DPA would require us to make a monetary payment and is expected to last for three years. Any breach of the DPA, could subject us to prosecution on the deferred charge, or additional penalties. Refer to Note 16, Commitments and Contingencies within Notes to the Consolidated Financial Statements for further details on regulatory and litigation matters.

The number and significance of our legal or regulatory matters have increased as we have grown larger, as our business has expanded in scope and geographic reach, and as our products and services have increased in complexity, and we expect that we will continue to face additional legal or regulatory matters as we continue to grow and expand. We also receive significant media attention, which could result in increased legal or regulatory matters. Moreover, legal or regulatory matters have in the past and could in the future cause follow-on litigation or regulatory scrutiny by additional parties. These matters may require significant time and expense even if we are successful in resolving the matter, and the outcomes can be uncertain and unpredictable and have in the past and may in the future involve material penalties, fines, or restrictions on our business. In addition, our workforce reductions and reorganizations and any reassignment of responsibilities, together with potential increased reliance on automation and AI tools to support certain legal, regulatory compliance and risk management functions, may limit our capacity and introduce additional oversight risks. If such tools do not perform as anticipated or are not effectively implemented and monitored, our ability to maintain effective governance, compliance, and risk processes during and after a transition could be impaired, which could increase the risk of regulatory inquiries, investigations, litigation, enforcement actions, control deficiencies and penalties.

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

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, held approximately 52% of the voting power of our combined outstanding capital stock as of September 30, 2026. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively hold more than a majority of the voting power of our outstanding common stock, and therefore such holders are able to control all matters submitted to our stockholders for approval. When the shares of our Class B common stock represent less than 5% of the combined voting power of our Class A common stock and Class B common stock, the then-outstanding shares of Class B common stock will automatically convert into shares of Class A common stock.

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

Our bylaws provide that the Delaware Court of Chancery or another state court or federal court located within the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

The Company did not repurchase any shares under the share repurchase program during the three months ended September 30, 2026. As of September 30, 2026, approximately $4.6 billion remained available and authorized for repurchases under the program.

Equity Incentive Plan Share Withholding

The Company withholds shares of common stock to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock units. During the three months ended September 30, 2026, the Company withheld approximately 88 thousand shares for a total value of $7.2 million through net share settlements.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the quarterly period ended September 30, 2026, no officer, as defined in Rule 16a-1(f), or director adopted or terminated a “Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)

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

BLOCK, INC.

Date:	November 3, 2026	By:	/s/ Jack Dorsey
Jack Dorsey
Block Head and Chairperson
(Principal Executive Officer)

		By:	/s/ Amrita Ahuja
Amrita Ahuja
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)